Form 10QSB
period 1996-06-30
LITHIUM TECHNOLOGY CORP
filed 1996-08-13
CIK 804154

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                  FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ------------ to ------------

Commission file number    1-10446
                          ---------------------------------------------------
                             LITHIUM TECHNOLOGY CORPORATION
       (Exact Name of Small Business Issuer as Specified in Its Charter)


                   Delaware                               13-3411148
         ------------------------------------             ------------------
         (State or Other Jurisdiction of                  (I.R.S. Employer
         Incorporation or Organization)                   Identification No.)

                 5115 Campus Drive, Plymouth Meeting, PA 19462
- ------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                (610) 940-6090
- ------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

- ------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    -------    ----------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes               No
    -------------    ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 20, 1996:
15,784,438 shares of Common Stock

         Transitional Small Business Disclosure Format (check one):

Yes         No     X
    -------    ----------

                 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                                  FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 1996

                                     INDEX

                                                                                              Page
                                                                                              ----
                   PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


         Consolidated Balance Sheets - June 30, 1996 and December 31, 1995                    3

         Consolidated Statements of Operations - Six Months Ended June 30, 1996               4
                      and 1995, and Period From July 21, 1989 (Date of Inception) to
                      June 30, 1996

         Consolidated Statements of Changes in Stockholders' Equity (Deficiency) -            5
                      Six Months Ended June 30, 1996

         Consolidated Statements of Cash Flows - Six Months ended June 30, 1996               6
                      and 1995 and Period from July 21, 1989 (Date of Inception) to
                      June 30, 1996

         Notes to Consolidated Financial Statements - June 30, 1996                           7 - 12


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                      13 - 18
         RESULTS OF OPERATIONS


                   PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                     19



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)
                          CONSOLIDATED BALANCE SHEETS

                                                                                        June 30,         December 31,
                                  ASSETS                                                  1996             1995
                                                                                       -----------       ------------
CURRENT ASSETS:                                                                        (Unaudited)
   Cash and equivalents                                                                $ 1,309,000       $   217,000
   Prepaid expenses and other current assets                                                 2,000            54,000
                                                                                       -----------       -----------
           Total Current Assets                                                          1,311,000           271,000
                                                                                       -----------       -----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF
         $262,000 at June 30, 1996 and $177,000 at December 31, 1995                       693,000           653,000
                                                                                       -----------       -----------
OTHER ASSETS:
   Restricted cash                                                                          65,000            47,000
   Debt issue costs, less accumulated amortization of $100,000                                   -           174,000
   Security deposits                                                                        20,000            20,000
                                                                                       -----------       -----------
                                                                                            85,000           241,000
                                                                                       -----------       -----------

                                                                                       $ 2,089,000       $ 1,165,000
                                                                                       ===========       ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   12% convertible promissory notes                                                    $                 $ 1,284,000
   Accounts payable                                                                      1,214,000           891,000
   Due to related parties                                                                        -           327,000
   Accrued salaries                                                                        177,000           155,000
                                                                                       -----------       -----------
       Total Current Liabilities                                                         1,391,000         2,657,000

   7% CONVERTIBLE PROMISSORY NOTES, DUE DECEMBER 1999                                            -           300,000
                                                                                       -----------       -----------
       Total Liabilities                                                                 1,391,000         2,957,000
                                                                                       -----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Undesignated preferred stock:
     Authorized - 75,849 shares, issued and outstanding - None                                   -                 -
   Series B convertible preferred stock, par value $.01 per share:
     Authorized - 14,151 shares; issued and outstanding - None at June 30, 1996 and              -                 -
       6,942 shares at December 31, 1995
   Series C convertible preferred stock, par value $.01 per share:                               -                 -
     Authorized - 10,000 shares; issued and outstanding - None at June 30, 1996 and
       10,000 shares at December 31, 1995
   Common stock par value $.01 per share:
     Authorized - 50,000,000 shares
     Issued and outstanding - 15,784,438 shares at June 30, 1996 and 7,542,795
     shares at December 31, 1995                                                           158,000            75,000
   Additional paid-in capital                                                           15,864,000        11,471,000
   Accumulated deficit                                                                  (6,865,000)       (6,865,000)
   Deficit accumulated during development stage                                         (8,459,000)       (6,473,000)
                                                                                       -----------       -----------
       Total Stockholders' Equity (Deficiency)                                             698,000        (1,792,000)
                                                                                       -----------       -----------

                                                                                       $ 2,089,000       $ 1,165,000
                                                                                       ===========       ===========





See notes to consolidated financial statements

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended             Six Months Ended            Period from
                                                          June 30,                    June 30,               July 21, 1989
                                                ------------  --------------  ------------  ------------   (Date of Inception)
                                                   1996           1995           1996           1995         to June 30, 1996
                                                ------------  --------------  ------------  ------------   -------------------
                                                (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)     (Unaudited)
COSTS AND EXPENSES:
   Engineering, research and development         $   318,000   $  279,000      $   574,000   $   564,000        $ 3,208,000
   General and administrative                        723,000      388,000        1,378,000       626,000          5,121,000
   Interest expense, net of interest income          (22,000)      17,000           34,000        36,000            130,000
                                                 -----------   ----------      -----------   -----------        -----------
                                                   1,019,000      684,000        1,986,000     1,226,000          8,459,000
                                                 -----------   ----------      -----------   -----------        -----------
NET LOSS                                         $(1,019,000)  $ (684,000)     $(1,986,000)  $(1,226,000)       $(8,459,000)
                                                 ===========   ==========      ===========   ===========        ===========


WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                      15,674,000    6,797,000       11,842,000     6,711,000
                                                 ===========   ==========      ===========   ===========

NET LOSS PER SHARE                               $      (.07)  $     (.10)     $      (.17)         (.18)
                                                 ===========   ==========      ===========   ===========





See notes to consolidated financial statements

                                    LITHIUM TECHNOLOGY CORPORATION
                                            AND SUBSIDIARY

                                    (DEVELOPMENT STAGE COMPANIES)


                                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)- (Unaudited)

                                                   Series B                       Series C
                                          Convertible Preferred Stock   Convertible Preferred Stock        Common Stock
                                          ----------------------------  ---------------------------- --------------------------
                                              Shares         Amount          Shares       Amount      Shares          Amount
                                          ------------  --------------  -------------  ------------- -------------  -----------

BALANCES AT
  DECEMBER 31, 1995                          $6,942     $                 $ 10,000      $             $ 7,543,000      $ 75,000

SIX MONTHS ENDED
   JUNE 30, 1996:

   Issuance of Common Stock:
      Upon conversion of convertible
         preferred stock                    (6,942)             -          (10,000)              -        454,000         4,000

      Upon conversion of 7% convertible
        promissory notes and accrued
        interest thereon                                                                                  152,000         2,000

      Upon conversion of 12% convertible
         promissory notes and accrued
         interest thereon                                                                               7,004,000        70,000

      For cash from Consortium,
        net of placement costs                                                                            632,000         7,000

      Issuance of Warrants in
         settlement of litigation

Net Loss
                                            -------     ---------         --------      ----------    -----------      --------
BALANCES AT
  JUNE 30, 1996                                   -     $       -                -      $        -    $15,785,000      $158,000
                                            =======     =========         ========      ==========    ===========      ========



                                                                       Deficit
                                                                     Accumulated
                                         Additional                    During
                                           Paid-In      Accumulated  Development
                                           Capital        Deficit       State
                                       -------------   ------------  ------------

BALANCES AT
  DECEMBER 31, 1995                     $11,471,000    $(6,865,000)  $ 6,473,000

SIX MONTHS ENDED
  JUNE 30, 1996:

  Issuance of Common Stock:
     Upon conversion of Convertible
       preferred stock                       (4,000)

     Upon conversion of 7% convertible
      promissory notes and accrued
      interest thereon                      318,000

     Upon conversion of 12% convertible
        promissory notes and accrued
        interest thereon                  1,830,000

    For cash from Consortium,
     net of placement costs               2,181,000

   Issuance of Warrants in
     settlement of litigation                68,000

Net Loss                                                              (1,986,000)
                                          ---------    -----------   -----------
BALANCES AT
     JUNE 30, 1996                      $15,864,000    $(6,865,000)  $(8,459,000)
                                        ===========    ===========   ===========


See notes to consolidated financial statements

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Period from
                                                                            Six Months Ended           July 21, 1989
                                                                                June 30,            (Date of Inception)
                                                                      ---------------------------
                                                                           1996            1995        June 30, 1996
                                                                      -----------     -----------       -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:                                (Unaudited)     (Unaudited)       (Unaudited)
   Net loss                                                           $(1,986,000)    $(1,226,000)      $(9,088,000)
  Adjustments to reconcile net loss to net cash flows from
     operating activities:
     Depreciation                                                          85,000          84,000           262,000
     Amortization of debt issue costs                                     225,000          11,000           470,000
     Other                                                                      -               -            25,000
     Loss from discontinued operations                                          -               -           629,000
     Fair value of warrants and option granted for service rendered             -               -            38,000
     Common stock of the Company issued to certain
        employees for services provided to Industries                           -               -           106,000
     Expenses paid by shareholder on behalf of Company                          -               -            79,000
     Changes in operating assets and liabilities:
       Prepaid expenses and other current assets                           52,000          24,000            (2,000)
       Security deposits                                                        -               -           (20,000)
       Accounts payable and accrued expenses                              347,000          94,000         1,680,000
       Due to related parties                                            (209,000)         (3,000)                -
                                                                      -----------     -----------       -----------
          Net cash provided by (used in) operating activities          (1,486,000)     (1,016,000)       (5,821,000)
                                                                      -----------     -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                   (125,000)         (7,000)         (705,000)
   Restricted cash                                                        (18,000)        185,000           (65,000)
   Net advances from (to) discontinued operations                               -               -            94,000
                                                                      -----------     -----------       -----------
           Net cash provided by (used in) investing activities           (143,000)        178,000          (676,000)
                                                                      -----------     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net advances repayable only out of proceeds of public
     offering                                                                   -               -           471,000
   Proceeds received upon issuance of common stock                      2,188,000               -         3,220,000
   Proceeds received from issuance of preferred stock                           -               -           100,000
   Proceeds received upon exercise of warrants, net of costs               63,000         342,000           535,000
   Net advances by former principal stockholder                                 -               -           321,000
   Proceeds from sale of convertible debt                                 516,000         475,000         3,624,000
   Debt issue costs                                                       (51,000)        (48,000)         (470,000)
                                                                      -----------     -----------       -----------
          Net cash provided by financing activities                     2,716,000         769,000         7,801,000
                                                                      -----------     -----------       -----------
NET CHANGE IN CASH AND EQUIVALENTS                                      1,087,000         (69,000)        1,304,000
CASH AND EQUIVALENTS, BEGINNING OF YEAR                                   217,000         106,000                 -
                                                                      -----------     -----------       -----------
CASH AND EQUIVALENTS, END OF YEAR                                     $ 1,304,000     $    37,000       $ 1,304,000
                                                                      ===========     ===========       ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Contribution to capital by former principal stockholder            $         -     $         -       $ 3,659,000
                                                                      ===========     ===========       ===========
   Related party debt exchanged for convertible debt                  $         -     $         -       $   321,000
                                                                      ===========     ===========       ===========
   Exchange of indebtedness to former principal
       stockholder for common stock                                   $         -     $         -       $   445,000
                                                                      ===========     ===========       ===========
   Issuance of common stock for services                              $         -     $         -       $    88,000
                                                                      ===========     ===========       ===========
   Exchange of equipment and accrued rent for common stock            $         -     $         -       $   271,000
                                                                      ===========     ===========       ===========
   Subordinated notes and related accrued interest
       exchanged for Series A preferred stock                         $         -     $         -       $ 3,300,000
                                                                      ===========     ===========       ===========
   Exchange of convertible debt for convertible
       preferred stock                                                $         -     $         -       $   356,000
                                                                      ===========     ===========       ===========
   Conversion of convertible debt and accrued interest
       into common stock                                              $         -     $   160,000       $ 1,215,000
                                                                      ===========     ===========       ===========
    Exchange of advances repayable only out of
       proceeds of public offering for common stock                   $         -     $         -       $   471,000
                                                                      ===========     ===========       ===========
    Deferred offering costs on warrants exercised                     $         -     $         -       $    88,000
                                                                      ===========     ===========       ===========
    Settlement of payable upon issuance of warrants                   $    68,000     $         -       $    68,000
                                                                      ===========     ===========       ===========



See notes to consolidated financial statements

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1996

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1995. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996 or any interim period.

2.  DESCRIPTION OF BUSINESS

    Lithium Technology Corporation (sometimes referred to herein as "LTC") together with its wholly-owned subsidiary Lithion Corporation (sometimes referred to herein as "Lithion") (LTC and Lithion are collectively referred to herein as the "Company") is considered to be a development stage company for financial reporting purposes until significant product sales occur. LTC was incorporated in 1986 but did not conduct business operations until July 1989 when it exchanged its capital stock for all of the capital stock of Hope Industries, Inc. ("Industries") and Lithion Corporation. By the end of 1993, Industries was divested and since such time the Company has focused on commercialization of battery technology and developing strategic alliance partners of global prominence who the Company believes will assist in bringing the technology to the manufacturing stage and participate in the distribution and sale of LTC products on a worldwide basis. The Company is engaged in the business of developing and seeking to commercialize a unique, solid-state, lithium-polymer, rechargeable battery. The Company's patented technology base includes battery composition, construction and related continuous-flow manufacturing processes. The Company believes that its battery technology, which is currently in the pre-prototype development phase, is capable of providing two to four times the run time performance of current rechargeable batteries. The Company's objective is the commercialization of such technology, inclusive of moving from laboratory-scale product prototypes and related prototype processes to full scale market introduction, achieving cost-competitiveness, and constructing manufacturing lines capable of producing ever-increasing volumes. The Company's commercialization focus is on the rapidly growing portable electronics market segment (notebook computers, wireless communications handsets and multimedia devices). The Company has generated no revenues and has no commercial operations to date. The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next several years. The Company does not expect to generate any revenues from operations during the fiscal year ending December 31, 1996.

3.  SIGNIFICANT ACCOUNTING POLICIES

    There have been no material changes in accounting policies from those stated in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

    The Company adopted the following accounting standards during the six months ended June 30, 1996:

    Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that certain long-lived assets be reviewed for impairment when events or circumstances indicated that the carrying amounts of the assets may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value.

    Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the statement allows the alternative of continued use of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost.

4.  PROPERTY AND EQUIPMENT

    Property and equipment are summarized as follows:

                                                       June 30,        December 31,
                                                         1996             1995
                                                       --------        ------------
Laboratory Equipment                                   $835,000          $714,000
Furniture and fixtures                                   82,000            80,000
Leasehold improvements                                   38,000            36,000
                                                       --------          --------
                                                        955,000           830,000
Less: Accumulated depreciation and amortization         262,000           177,000
                                                       --------          --------
                                                       $693,000          $653,000
                                                       ========          ========

5.  COMMITMENTS AND CONTINGENCIES

    LEASES - The Company leases its principal operating facility from an unrelated party providing for annual rent of $122,400 through November 1999 and contains an option to renew for an additional 5 years.

    EMPLOYMENT AGREEMENT - On May 9, 1996, the Company entered into a one-year employment agreement with Thomas R. Thomsen pursuant to which Mr. Thomsen is employed as the Company's Chief Executive Officer at an annual salary of $185,000. Mr. Thomsen shall also be eligible to receive a target bonus of up to 40% of his annual salary for such fiscal year of the Company, the exact amount of such bonus to be determined by the Board of Directors in accordance with performance thresholds for such fiscal year to be agreed upon by the Board of Directors and Mr. Thomsen. Mr. Thomsen's employment agreement also provides for the issuance of a ten (10) year non-qualified option to purchase 400,000 shares of the Company's common stock at an exercise price of $2.5625 per share. If Mr. Thomsen's employment is terminated without cause and other than due to disability or death, the Company will be obligated to (i) continue Mr. Thomsen's salary for an additional six (6) months or the remainder of the term on the contract, whichever is longer ("severance period"), (ii) continue for such "severance period" all of Mr. Thomsen's benefits under the Company's medical insurance, disability insurance, life insurance and other benefit plans as are then in effect for executives of the Company, and (iii) accelerate the vesting of all unexercisable options such that upon termination all then exercisable and unexercisable options immediately become exercisable on the date of termination, and all the same shall remain exercisable for a period of three (3) years commencing on the date of termination.

    CONSULTING AGREEMENT - On May 9, 1996, the Company entered into a consulting agreement with Donald C. Taylor, a former director of the Company, at a monthly compensation of $7,000. Mr. Taylor will provide advisory services, shareholder relations and related consulting services to the Company. The Agreement will be in effect for a period of one (1) year, subject to automatic renewals of one (1) year unless either party to the Agreement provides written notice of non-renewal to the other party at least ninety (90) days prior to the expiration of the initial or any renewal term of the Agreement. In no event shall the Agreement be automatically renewed for more than two additional one (1) year terms. These terms may be modified as mutually agreed upon by the parties at any time.

    WARRANTS - During the quarter ended June 30, 1996, the Company issued two warrants. One warrant was issued to Group III Capital, Inc. ("Group III") entitling Group III to purchase up to 1,500,000 shares of the Company's Common Stock at an exercise price of $1.54 per share. The warrant is exercisable with respect to the first 320,000 shares as of the date of issuance and with respect to the balance of 1,180,000 underlying shares on May 1, 1997, provided that exercisability as to the balance of such 1,180,000 warrant shares is accelerated upon the closing of certain debt or equity financing transactions resulting in gross proceeds to the Company of $5,000,000 or more. The warrant was issued to Group III in consideration of services rendered and to be rendered by Group III to the Company.
    Donald C. Taylor, a former director of
    the Company, is the President and a director of Group III. The Company also issued a warrant to Robert Pfeffer in connection with the settlement of litigation between the Company and Mr. Pfeffer. This warrant entitles Mr. Pfeffer to purchase up to 600,000 shares of Common Stock at $0.51 per share. The Company has disputed the issuance of certain other warrants to Mr. Pfeffer, Matthew Stuart & Co., Inc., and Richard Perlman, formerly a vice president of Matthew Stuart and formerly a director of the Company. The Company has declared such other warrants and related documents void.

    LEGAL PROCEEDINGS - As of June 30, 1996, there were no legal proceedings pending against the Company. Two lawsuits were commenced against the Company on August 7, 1996 and August 8, 1996. See Note 7 for details.

6.  STOCKHOLDERS' EQUITY

    MERGER AND REVERSE STOCK SPLIT - Effective February 1996, the Company's then majority stockholder approved a merger agreement pursuant to which the Company, a Nevada corporation, merged with a newly formed Delaware corporation in order to reincorporate the Company as a Delaware corporation and effectuate a recapitalization, principally a 1 for 30 reverse stock split which has been reflected in the Company's financial statements as if it had occurred on December 31, 1995.

    WARRANTS - At June 30, 1996, the Company had warrants outstanding to purchase 2,307,858 shares of Common Stock at exercise prices ranging from $0.51 per share to $2.56 per share which expire through May 2006.

    SERIES B CONVERTIBLE PREFERRED STOCK - During June 1996, 795 shares of Series B Convertible Preferred Stock were converted into 42,400 shares of Common Stock.

    SERIES C CONVERTIBLE PREFERRED STOCK - During June 1996, 10,000 shares of Series C Convertible Preferred Stock were converted into 83,334 shares of Common Stock.

    7% CONVERTIBLE PROMISSORY NOTES - During January 1996, $300,000 of such promissory notes were converted into 152,038 shares of Common Stock.

    REPRICING OF DIRECTORS STOCK OPTIONS - In August 1995, the Board of Directors adopted the Directors Stock Option Plan (the "Directors Plan") and on February 8, 1996, Majestic Hopes, LLC, as the majority stockholder, ratified the adoption of the Directors Plan. As of February 8, 1996, options previously granted to directors who were not officers or employees of the Company were cancelled and new options were reissued under the Directors Plan, with the identical number of options granted, but with the exercise price of such options at the fair market value of the Common Stock as of the effective date, pursuant to the terms and conditions of the Directors Plan.

    STOCK INCENTIVE PLAN - Options under the 1994 Stock Incentive Plan are summarized as follows:

                 Options outstanding, January 1, 1996
                 ($0.501 to $2.56 per share)                                         1,166,645
                 Options granted                                                       480,000
                 Options cancelled                                                     (15,824)
                                                                                     ---------
                 Options outstanding, June 30, 1996                                  1,630,821
                                                                                     =========
                 Options available for grant, June 30, 1996                          1,035,846
                                                                                     =========

    As of July 1, 1996, options with respect to 657,901 shares of Common Stock were fully vested.

    DIRECTORS STOCK OPTION PLAN - As of July 1, 1996, there were outstanding options under the Directors Plan with respect to 106,672 shares of Common Stock, which have exercise prices ranging from $0.90 per share to $2.56 per share and options with respect to 10,000 shares of Common Stock are fully vested as of July 1, 1996.

    TECHNOLOGY DEVELOPMENT AGREEMENT AND 12% CONVERTIBLE NOTES - On March 29, 1996, the Company entered into a Technology Development Agreement and Stock Purchase Agreement (the "Agreement") with a Japanese Consortium consisting of two multi-billion dollar companies (the "Consortium"), based on the Company's proprietary lithium-polymer rechargeable battery technology. The parties anticipate that this is the first step in a broader strategic alliance for the research and development, production, promotion and distribution of lithium-polymer batteries worldwide. The Company is continuing to seek a third investor to join the Consortium. There can be no assurance that a third party will in fact join the Consortium or do so on terms favorable and acceptable to the Company. Under the Agreement, the Consortium provided funds and will provide technical resources to assist the Company in completing the development of its high energy battery to meet specific performance requirements for portable electronics applications. The principal objective is to take the patented technology to the manufacturing scale-up stage. The Agreement gives the Consortium exclusive option rights to license the Company's technology for manufacturing in the Far East and Oceania, and co-exclusive rights along with the Company for manufacturing in Europe and the Americas, where the parties' strategy includes establishing joint ventures for manufacturing operations. The Agreement also gives the Consortium an exclusive option for worldwide distribution and sales of the Company's products. For these considerations and 631,637 shares of the Company's Common Stock (representing a 4% equity position in the Company as of the closing), the Consortium paid $2,400,000. In addition, $1,800,000 of 12% convertible promissory notes and related accrued interest were converted into 7,003,446 shares of the Company's Common Stock in connection with the Agreement.

7.  SUBSEQUENT EVENTS

    On July 23, 1996, the Company agreed to issue 198,354 restricted shares of its Common Stock to certain employees in full payment of $99,000 of deferred salary and bonus accrued in prior periods. Vesting will occur on the earlier of January 1, 1997 or at such time the shares are eligible to be resold pursuant to an effective Registration Statement.

    On July 24, 1996, the Company entered into a one-year employment agreement with David J. Cade pursuant to which Mr. Cade is employed as the Company's President and Chief Operating Officer at an annual salary of $140,000. Mr. Cade shall also be eligible to receive a target bonus of up to 20% of his annual salary for such fiscal year of the Company, the exact amount of such bonus to be determined by the Board of Directors in accordance with performance thresholds for such fiscal year to be agreed upon by the Board of Directors and Mr. Cade. Mr. Cade's employment agreement also provides for the issuance of a ten (10) year incentive option to purchase 133,333 shares of the Company's common stock at an exercise price of $1.33 per share. If Mr. Cade's employment is terminated without cause and other than due to disability or death, the Company will be obligated to (i) continue Mr. Cade's salary for an additional six (6) months or the remainder of the term on the contract, whichever is longer ("severance period"), (ii) continue for such "severance period" all of Mr. Cade's benefits under the Company's medical insurance, disability insurance, life insurance and other benefit plans as are then in effect for executives of the Company, and
    (iii) in the case of death or disability, the option shall be exercisable to the extent then vested for a period of three years.

    On July 24, 1996, the Company entered into a one-year employment agreement with George R. Ferment pursuant to which Dr. Ferment is employed as the Company's Executive Vice President of Operations and Chief Technical Officer at an annual salary of $130,000. Dr. Ferment shall also be eligible to receive a target bonus of up to 20% of his annual salary for such fiscal year of the Company, the exact amount of such bonus to be determined by the Board of Directors in accordance with performance thresholds for such fiscal year to be agreed upon by the Board of Directors and Dr. Ferment. Dr. Ferment's employment agreement also provides for the issuance of a ten (10) year incentive option to purchase 133,333 shares of the Company's common stock at an exercise price of $1.33 per share. If Dr. Ferment's employment is terminated without cause and other than due to disability or death, the Company will be obligated to (i) continue Dr. Ferment's salary for an additional six (6) months or the remainder of the term on the contract, whichever is longer ("severance period"), (ii) continue for such "severance period" all of Dr. Ferment's benefits under the Company's medical insurance, disability insurance, life insurance and other benefit plans as are then in effect for executives of the Company, and (iii) in the case of death or disability, the option shall be exercisable to the extent then vested for a period of three years.

    On August 7, 1996 and August 8, 1996 civil actions were commenced against the Company by Richard Perlman and Christy & Viener, respectively. The two suits were commenced in United States District Court for the Southern District of New York. Mr. Perlman's complaint alleges that he is entitled to monetary damages and specific performance of registration rights relating to certain warrants of the Company that have not been registered and to which he claims entitlement. The Company has declared such warrants and related documents void. Christy & Viener's complaint alleges non-payment of legal fees incurred in connection with the rendering of legal services. The Company was served with both complaints on August 8, 1996 and is in the initial stages of evaluating the allegations and the Company's course of action. The Company intends to vigorously defend both actions and to assert all available defenses and couterclaims.

    On June 20, 1996 the Company settled litigation commenced against the Company by Robert Pfeffer and Matthew Stuart and Co., Inc. in the Southern District of New York. See Note 5 for details pertaining to the terms of this settlement. The parties exchanged mutual releases and the suit was dismissed with prejudice.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

    GENERAL

    The Company is a development stage company engaged in the business of developing and seeking to commercialize a unique, solid-state, lithium-polymer, rechargeable battery. The Company has generated no revenues and has no commercial operations to date. The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next several years. The Company does not expect to generate any revenues from operations during the fiscal year ending December 31, 1996. The Company believes that its battery technology, which is currently in the pre-prototype development phase, is capable of providing two to four times the performance of current rechargeable batteries. The Company's objective is the commercialization of such technology, inclusive of moving from laboratory-scale product prototypes and related prototype processes to full scale market introduction, achieving cost-competitiveness. The Company's commercialization focus is on the rapidly growing portable electronics market segment (notebook computers, wireless communications handsets and multimedia devices).

    LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

    The Company has financed its operations from December 10, 1993 with convertible debt and private placements of common and preferred stock and has raised approximately $7.1 million, including, most recently, $2.4 million from the March 29, 1996 sale of shares of Common Stock to the Consortium described herein.

    AS OF JUNE 30, 1996

    At June 30, 1996, the Company had cash of $1,309,000, prepaid and other current assets of $2,000, fixed assets of $693,000 and other assets of $85,000. The Company's total liabilities were $1,391,000, consisting of accounts payable and accrued expenses. The $300,000 plus accrued interest due to holders of the 7% convertible promissory notes was converted into 152,038 shares of Common Stock during January 1996. In addition, the Company converted $1,800,000 of debt plus accrued interest into 7,003,446 shares of Common Stock on March 29, 1996. The Company had a net working capital deficit of $80,000 on June 30, 1996.

    The Company's working capital declined by approximately $942,000 from March 31, 1996 to June 30, 1996. The Company's cash and equivalents declined by approximately $914,000 from March 31, 1996 to June 30, 1996. This decline in working capital and cash is attributable primarily to the Company's expenditure of cash obtained from equity investments in order to pay operating expenses, which have increased during the quarter and six months ended June 30, 1996 as compared to corresponding 1995 periods and as compared to the quarter ended March 31, 1996 primarily for the reasons discussed below in "Results of Operations".

    The Company's stockholder's equity was $698,000 at June 30, 1996, after giving effect to an accumulated deficit of $(15,324,000) which consisted of $(8,459,000) accumulated deficit during the development stage from July 21, 1989 through June 30, 1996 and $(6,865,000) accumulated deficit from prior periods. The Company expects to incur substantial operating losses as it continues its commercialization efforts.

    While the Company's operating plan seeks to minimize the Company's capital requirements, commercialization of the Company's battery technology will require substantial amounts of additional capital. The Company expects that research and development and production expenses will increase significantly as it continues to advance its battery technology and develop products for commercial applications. The Company's working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of the Company's research and development program, the levels and resources that the Company devotes to the development of manufacturing and marketing capability, technological advances, the status of competitors and the ability of the Company to establish collaborative arrangements with other companies to provide research and development funding to the Company and to manufacture and market the Company's products.

    The Company believes that is has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately the last quarter of 1996 based on the Company's current strategies and subject to the uncertainties discussed in this Report. The Company does not currently have sufficient cash to achieve all its development and production objectives, including the 1997 installation of the DMF pilot manufacturing line during the first half of 1997. In order to raise sufficient capital for its future growth, the Company will be required to sell additional debt or equity securities. See "Plan of Operation for the Company."

    There can be no assurances that the capital needed for attaining commercial viability of the Company's battery technology, which the Company currently estimates at $25 million, will continue to be obtained. If the Company is unable to raise sufficient capital, it will be forced to curtail research and development expenditures which, in turn, will delay, and could prevent, the completion of the commercialization process.

    On March 29, 1996, the Company entered into the Technology Development Agreement and Stock Purchase Agreement with the Japanese consortium consisting of Mitsubishi Materials Corporation and Mitsui & Co., Ltd. (the "Consortium") discussed in further detail elsewhere in this Report, based on the Company's proprietary lithium-polymer rechargeable battery technology, which Agreements, among other things, required that the $1,800,000 due to the holders of the 12% convertible promissory notes, and accrued interest thereon, be converted into 7,003,446 shares of Common Stock, on such date and as permitted under the Notes. All liens and security interests held by the Noteholders were simultaneously released and discharged.

    Under the Technology Development Agreement, the Consortium will provide funds and technical resources to assist the Company in completing the development of its high energy battery to meet specific performance requirements for portable electronics applications. The principal objective is to take the patented technology to the manufacturing scale-up stage. The Agreement gives the Consortium exclusive option rights to license the Company's technology for manufacturing in the Far East and Oceania, and co-exclusive rights along with the Company for manufacturing in Europe and the Americas, where the parties' strategy includes establishing joint ventures for manufacturing operations. The Agreement also gives the Consortium an exclusive option for worldwide distribution and sales of the Company's products. For these considerations, and 631,637 shares of the Company's Common Stock (representing a 4% equity position in the Company as of the closing) the Consortium paid $2.4 million, prior to payment of placement costs of approximately $212,000, which funds have been invested in treasury bills.


    RESULTS OF OPERATIONS

    Six Months ended June 30, 1996 and 1995.

    The Company has had no revenues for the six month periods ended June 30, 1996 and 1995.

    Engineering, research and development expenses were $574,000 for the six months ended June 30, 1996 compared to $564,000 in 1995. The increase resulted from increased contract research activities.

    General and administrative expenses were $1,378,000 for the six months ended June 30, 1996 compared to $626,000 in 1995. The increase of $752,000 was due to increased legal costs of $600,000 associated with the termination of certain investment banking services and the defense and settlement of litigation and preparation of a Registration Statement related thereto, increased amortization of debt issue costs of $214,000 relating to the 1995 sale of 12% Convertible Promissory Notes and increased insurance costs offset to a minor extent by discontinuance of a director's consulting agreement and decreased employment costs.

    Interest expense decreased to $34,000 (net of interest income of $26,000) for the six months ended June 30, 1996 compared to $36,000 (net of interest income of $9,000) in 1995. The increase in interest expense for the comparable periods is primarily attributable to the Company's 12% convertible term notes.

    Three Months ended June 30, 1996 and 1995.

    The Company has had no revenues for the three month periods ended June 30, 1996 and 1995.

    Engineering, research and development expenses were $318,000 for the three months ended June 30, 1996 compared to $279,000 in 1995. The increase resulted from increased contract research activities.

    General and administrative expenses were $723,000 for the three months ended June 30, 1996 compared to $388,000 in 1995. The increase of $335,000 was due to increased legal costs of $434,000 primarily associated with the termination of certain investment banking services and the defense and settlement of litigation and preparation of a Registration Statement related thereto, and increased insurance costs offset to a minor extent by discontinuance of a director's consulting agreement and decreased employment costs.

    Interest expense decreased to ($22,000) (net of interest income of $22,000) for the three months ended June 30, 1996 compared to $17,000 (net of interest income of $7,000) in 1995. The increase in interest expense for the comparable periods is primarily attributable to the Company's 12% convertible term notes.

    PLAN OF OPERATION FOR THE COMPANY

    The Company's strategy is to commercialize its solid-state, lithium-polymer, rechargeable battery with primary focus on high performance portable electronic products (notebook computers, wireless communications handsets and multimedia devices). These market segments are large, growing rapidly, and demand high performance batteries with a thin, flat form factor and long run times. There can be no assurance, however, that the Company will be able to achieve the technological breakthroughs that will be necessary in order to ultimately achieve commercialization and/or obtain financings or generate revenues in order to sustain the Company's on-going research and development phase or to undertake the design and construction of the Demonstration Pilot Manufacturing line discussed herein and other manufacturing-related facilities.

    During 1994, the Company recruited a new management team and a core technical staff with commercialization and battery technology expertise. A modern research facility has been leased and product development is continuing. At June 30, 1996, the management team and technical staff consisted of nine full-time employees. The staff has the required expertise in technology, commercialization, process development, battery engineering, electrochemistry and strategic alliance development. During 1996 the Company has entered into an employment agreement with Thomas R. Thomsen pursuant to which Mr. Thomsen now serves as the Company's Chief Executive Officer and the Company has also promoted David Cade to the office of President and Chief Operating Officer and Dr. George Ferment to the office of Executive Vice President and Chief Technical Officer.

    The Company's development and commercialization plan currently has the following milestones:

         (i) hand-made cell samples tested by potential strategic partners in 1995 (accomplished);

         (ii) installation of a Demonstration Manufacturing Facility (DMF) continuous flow coating and laminating unit in first quarter of 1996 (accomplished);

         (iii) upgrade of the DMF in late 1996 and distribution of cell samples from the DMF to potential Original Equipment Manufacturer (OEM) customers in early 1997;

         (iv) complete manual assembly process on the back end of the DMF in late 1997, which would enable initial production of battery packs using cells from the DMF for OEMs in early 1998;

         (v) installation of a pilot manufacturing line in early 1998;

         (vi) expansion of the pilot manufacturing line in late 1998 by automating the back-end assembly; and

         (vii) construction of a second tier manufacturing capability once market demand exceeds initial manufacturing capacity.

    The Company estimates that completion of phases (i) through (vi) will cost approximately $25 million. There can be no assurances that the Company will meet these development milestones on the time schedule outlined above.

    During March 1996, a benchtop continuous flow coating/laminating line -- referred to previously in this "Plan of Operation" as the Demonstration Manufacturing Facility ("DMF") -- was installed by the Company. This line will be used to further define the Company's manufacturing technology, to sharpen manufacturing cost estimates, and then serve as the initial production facility for battery cells which will be manually assembled into battery packs for original equipment manufacturer ("OEM") customers. Thereafter, based on design data obtained from the DMF, the Company must successfully construct a pilot manufacturing line reflecting the cost, quality, reliability, and performance required for the various target market applications. It is anticipated that the pilot manufacturing line and associated equipment will cost approximately $7.5 million to construct in the 1998 time frame. The pilot manufacturing line, according to the Company's current strategy, will be located within the Company's existing facility in Plymouth Meeting, Pennsylvania. Construction of the pilot manufacturing line will require approximately 12 months. Ultimately, the pilot manufacturing line would be replaced with a larger scale second tier manufacturing capability housed in the Company's existing facility, which could be expanded if necessary. The Company intends to finance the overall estimated $25 million total capital equipment and operating expense required to bring the Company to the initial commercial production stage at approximately the end of 1998 (which $25 million includes the aforementioned estimated $7.5 million cost of the pilot manufacturing facility) by means of private and/or public equity or debt financings during the next two years.

    There can be no assurance that the Company will be able to meet the technological objectives and/or satisfy the capital requirements that the Company believes are necessary to convert battery technology into successful commercial products. There can be no assurance that the Company's products will generate any revenues, will not encounter technical problems when used, will be successfully marketed, will be produced at a competitive cost, or will achieve customer acceptance or, if commercial products are developed and revenues produced, that the Company will be profitable. The likelihood of the success of the Company must be weighed against the problems, expenses, difficulties, complications and delays frequently encountered in developing and marketing a new product.

    During the next twelve months after the date of this Report, the Company expects to incur expenses of approximately $2,000,000 for the purchase of equipment based on the Company's current strategies and subject to the uncertainties discussed in this Report. During the same time frame the Company expects the number of its employees to increase to approximately 27 individuals.

    The Company does not currently have sufficient cash to achieve all its development and production objectives, including the 1997 installation of the DMF pilot line during the first half of 1997. In order to raise sufficient capital for its future growth, the Company will be required to sell additional debt or equity securities. On March 29, 1996, the Company entered into the Technology Development Agreement and Stock Purchase Agreement with the Consortium as discussed herein, as the first step in a broader strategic alliance and simultaneously sold an aggregate of 631,637 shares of Common Stock to the Consortium for $2.4 million. This capital infusion will permit the Company to continue its development and commercialization efforts through approximately the last quarter of 1996 and will be used to accomplish the commercialization plan milestones through the last quarter of 1996 based on the Company's current strategies and subject to the uncertainties discussed in this Report.

    New capital will be required in order for the Company to proceed with the Company's business strategy, and such new capital is planned to be sought from several sources, including the Consortium. The Company is also seeking to raise additional capital for its activities beyond 1996, which may result in further dilution to the Company's existing stockholders. The Company will seek to expand its strategic alliance with the Consortium and is pursuing further corporate alliances which would provide capital from license fees or an additional equity investment. Discussions are continuing with companies in Japan, Korea, Taiwan, Europe and the United States. However, there can be no assurances that additional capital will be available to the Company on a timely basis or on acceptable terms.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  Legal Proceedings.

    On August 7, 1996 and August 8, 1996 civil actions were commenced against the Company by Richard Perlman and Christy & Viener, respectively. The two suits were commenced in United States District Court for the Southern District of New York. Mr. Perlman's complaint alleges that he is entitled to monetary damages and specific performance of registration rights relating to certain warrants of the Company that have not been registered and to which he claims entitlement. The Company has declared such warrants and related documents void. Christy & Viener's complaint alleges non-payment of legal fees incurred in connection with the rendering of legal services. The Company was served with both complaints on August 8, 1996 and is in the initial stages of evaluating the allegations and the Company's course of action. The Company intends to vigorously defend both actions and to assert all available defenses and couterclaims.

    On June 20, 1996 the Company settled litigation commenced against the Company by Robert Pfeffer and Matthew Stuart and Co., Inc. in the Southern District of New York. See Note 5 for details pertaining to the terms of this settlement. The parties exchanged mutual releases and the suit was dismissed with prejudice.


ITEM 2.  Changes in Securities.

                         None.

ITEM 3.  Defaults Upon Senior Securities.

                         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

                         None.

ITEM 5.  Other Information.

                         None.

ITEM 6.  Exhibits and Reports on Form 8-K.

                 a)      Exhibits

                         10.1 Employment Agreement, dated July 24, 1996, between David Cade and the Company.

                         10.2 Employment Agreement, dated July 24, 1996, between George Ferment and the Company.

                         10.3 Stock Option Agreement, dated July 24, 1996, between David Cade and the Company.

                         10.4 Stock Option Agreement, dated July 24, 1996, between George Ferment and the Company.

                         27.1  Financial Data Schedule

                b)       Form 8-K

                         The Company filed one Current Report on Form
                         8-K during the quarter ended June 30, 1996.
                         Such report was dated June 28, 1996 with respect to Item 5 of such form.

                                   SIGNATURE


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LITHIUM TECHNOLOGY CORPORATION


                                           By:     /s/ Thomas R. Thomsen
                                                   ---------------------
                                                   Chairman

                                                   /s/ William D. Walker
                                                   ---------------------
                                                   William D. Walker
                                                   Treasurer and
                                                   Chief Financial Officer
                                                   (principal financial officer)



August 13, 1996