Form 10KSB/A
period 1995-12-31
LITHIUM TECHNOLOGY CORP
filed 1996-09-16
CIK 804154

                         LITHIUM TECHNOLOGY CORPORATION



                                 FORM 10-KSB/A



                  For the fiscal year ended December 31, 1995

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -----------------

                                FORM 10-KSB/A

(Mark One)

        [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                For the fiscal year ended December 31, 1995

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)
                For the transition period from               to
                                              --------------   -----------

                         Commission File Number 1-10446

                         LITHIUM TECHNOLOGY CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                  DELAWARE                                      13-3411148
        (State or Other Jurisdiction of                      (I.R.S. Employer
         Incorporation or Organization)                     Identification No.)

               5115 CAMPUS DRIVE, PLYMOUTH MEETING, PENNSYLVANIA
                    (Address of Principal Executive Offices)

                                     19462
                                   (Zip Code)

                                 (610) 940-6090
                (Issuer's Telephone Number, Including Area Code)

                              -----------------

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                                 Common Stock,
                                Par Value, $0.01

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

================================================================================

================================================================================

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes [X]   No [ ]

State issuer's revenues for its most recent fiscal year. None for the fiscal year ended December 31, 1995.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                $48,669,000 as of March 29, 1996. The aggregate market value was based upon the mean between the closing bid and asked price for the Common Stock as quoted by the NASD Electronic Bulletin Board.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.                  Yes [ ]   No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 8, 1996, 15,658,704 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). None.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

================================================================================