Form 10QSB
period 1996-09-30
LITHIUM TECHNOLOGY CORP
filed 1996-11-13
CIK 804154

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number 1-10446

                         LITHIUM TECHNOLOGY CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Delaware                                 13-3411148
         (State or Other Jurisdiction of                 (I.R.S. Employer
         Incorporation or Organization)                  Identification No.)

                  5115 Campus Drive, Plymouth Meeting, PA 19462
                    (Address of Principal Executive Offices)

                                 (610) 940-6090
                (Issuer's Telephone Number, Including Area Code)



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

Yes  X    No
    ---      ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes       No
    ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 1996:
16,800,455 shares of Common Stock

         Transitional Small Business Disclosure Format (check one):

Yes       No  X
    ---      ---

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX

                                                                                               Page


                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheets - September 30, 1996 and December 31, 1995                  3

         Consolidated  Statements of Operations - Nine Months Ended September
                   30, 1996 and 1995, and Period From July 21, 1989 (Date
                   of Inception) to September 30, 1996                                           4

         Consolidated Statements of Changes in Stockholders' Equity (Deficiency) -               5
                        Nine Months Ended September 30, 1996

         Consolidated Statements of Cash Flows - Nine Months ended September 30, 1996            6
                   and 1995 and Period from July 21, 1989 (Date of Inception) to
                   September 30, 1996

         Notes to Consolidated Financial Statements - September 30, 1996                      7-14


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                     15-20
         RESULTS OF OPERATIONS



                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS - ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                        21-22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    September 30,   December 31,
                                             ASSETS                                                     1996            1995
                                                                                                    -------------   ------------
                                                                                                     (Unaudited)

   Cash and equivalents                                                                             $    581,000     $    217,000
   Prepaid expenses and other current assets                                                               8,000           54,000
                                                                                                    ------------     ------------
           Total Current Assets                                                                          589,000          271,000
                                                                                                    ------------     ------------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF
         $304,000 at September 30, 1996 and $177,000 at December 31, 1995                                669,000          653,000
                                                                                                    ------------     ------------
OTHER ASSETS:
   Restricted cash                                                                                        65,000           47,000
   Debt issue costs, less accumulated amortization of $100,000 in 1995                                      --            174,000
   Security deposits                                                                                      20,000           20,000
                                                                                                    ------------     ------------
                                                                                                          85,000          241,000
                                                                                                    ------------     ------------

                                                                                                    $  1,343,000     $  1,165,000
                                                                                                    ============     ============
                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   12% convertible promissory notes                                                                 $       --       $  1,284,000
   Accounts payable                                                                                    1,412,000          891,000
   Due to related parties                                                                                   --            327,000
   Accrued salaries                                                                                      124,000          155,000
                                                                                                    ------------     ------------
       Total Current Liabilities                                                                       1,536,000        2,657,000

   7% CONVERTIBLE PROMISSORY NOTES, DUE DECEMBER 1999                                                       --            300,000
                                                                                                    ------------     ------------
       Total Liabilities                                                                               1,536,000        2,957,000
                                                                                                    ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Undesignated preferred stock:
     Authorized - 75,849 shares, issued and outstanding - None                                              --               --
   Series B convertible preferred stock, par value $.01 per share:
     Authorized - 14,151 shares; issued and outstanding - None at September 30, 1996 and                    --               --
       6,942 shares at December 31, 1995
   Series C convertible preferred stock, par value $.01 per share:                                          --               --
     Authorized - 10,000 shares; issued and outstanding - None at September 30, 1996 and
       10,000 shares at December 31, 1995 Common stock par value $.01 per share:
     Authorized - 50,000,000 shares
     Issued and outstanding - 16,077,084 shares at September 30, 1996 and 7,542,795 shares at
       December 31, 1995                                                                                 161,000           75,000
   Additional paid-in capital                                                                         16,047,000       11,471,000
   Accumulated deficit                                                                                (6,865,000)      (6,865,000)
   Deficit accumulated during development stage                                                       (9,536,000)      (6,473,000)
                                                                                                    ------------     ------------
       Total Stockholders' Equity (Deficiency)                                                          (193,000)      (1,792,000)
                                                                                                    ------------     ------------

                                                                                                    $  1,343,000     $  1,165,000
                                                                                                    ============     ============


See notes to consolidated financial statements

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended                 Nine Months Ended           Period from
                                                      September 30,                      September 30,            July 21, 1989
                                           ---------------------------------    ----------------------------   (Date of Inception)
                                                 1996               1995            1996           1995        September 30, 1996
                                           ---------------     -------------    -------------  -------------   ------------------
                                             (Unaudited)        (Unaudited)      (Unaudited)    (Unaudited)        (Unaudited)
COSTS AND EXPENSES:
   Engineering, research
     and development                       $       325,000     $     288,000    $     899,000  $     852,000       $  3,533,000
   General and administrative                      765,000           389,000        2,143,000      1,015,000          5.886,000
   Interest expense, net of
     interest income                               (13,000)           20,000           21,000         56,000            117,000
                                           ---------------     -------------    -------------  -------------       ------------
                                                 1,077,000           697,000        3,063,000      1,923,000          9,536,000
                                           ---------------     -------------    -------------  -------------       ------------
NET LOSS                                   $    (1,077,000)    $    (697,000)   $  (3,063,000) $  (1,923,000)      $ (9,536,000)
                                           ===============     =============    =============  =============       ============


WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                    15,919,000         6,948,000       13,212,000      6,790,000
                                           ===============     =============    =============  =============

NET LOSS PER SHARE                         $          (.07)    $        (.10)   $        (.23) $        (.28)
                                           ===============     =============    =============  =============



See notes to consolidated financial statements

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (DEFICIENCY) - (UNAUDITED)

                                                          Series B                 Series C
                                               Convertible Preferred Stock  Convertible Preferred Stock         Common Stock
                                               ---------------------------  ---------------------------   ----------------------
                                                   Shares        Amount         Shares        Amount        Shares      Amount
                                               ------------   ------------  ------------    -----------   -----------   ----------
BALANCES AT
  DECEMBER 31, 1995                                   6,942   $         --        10,000    $        --     7,543,000   $   75,000

NINE MONTHS ENDED
   SEPTEMBER 30, 1996:

   Issuance of Common Stock:
      Upon conversion of convertible
         preferred stock                             (6,942)            --       (10,000)            --       454,000        4,000
      Upon conversion of 7% convertible
        promissory notes and accrued
        interest thereon                                                                                      152,000        2,000

      Upon conversion of 12% convertible
         promissory notes and accrued
         interest thereon                                                                                   7,004,000       70,000

      For cash from Consortium,
         net of placement costs of $212,000                                                                   632,000        7,000

      For cash                                                                                                 38,000

      In payment of deferred compensation
         and accounts payable                                                                                 254,000        3,000

   Issuance of Warrants in
         settlement of litigation

Net Loss
                                               ------------   ------------  ------------    -----------   -----------   ----------

BALANCES AT
   SEPTEMBER 30, 1996                                    --   $         --            --    $        --   $16,077,000   $  161,000
                                               ============   ============  ============    ===========   ===========   ==========

                                                                                   Deficit
                                                                                 Accumulated
                                                Additional                         During
                                                 Paid-In        Accumulated      Development
                                                 Capital          Deficit          Stage
                                               -------------   -------------   ------------
BALANCES AT
  DECEMBER 31, 1995                            $  11,471,000   $  (6,865,000)  $ (6,473,000)

NINE MONTHS ENDED
   SEPTEMBER 30, 1996:

   Issuance of Common Stock:
      Upon conversion of convertible
         preferred stock                              (4,000)
      Upon conversion of 7% convertible
        promissory notes and accrued
        interest thereon                             318,000

      Upon conversion of 12% convertible
         promissory notes and accrued
         interest thereon                          1,830,000

      For cash from Consortium,
         net of placement costs of $212,000        2,181,000

      For cash                                        19,000

      In payment of deferred compensation
         and accounts payable                        164,000

   Issuance of Warrants in
         settlement of litigation                     68,000

Net Loss                                                                         (3,063,000)
                                               -------------   -------------   ------------

BALANCES AT
   SEPTEMBER 30, 1996                          $  16,047,000   $  (6,865,000)  $ (9,536,000)
                                               =============   =============   ============


See notes to consolidated financial statements

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended             Period from
                                                                                     September 30,              July 21, 1989
                                                                          --------------------------------   (Date of Inception) to
                                                                              1996                1995         September 30, 1996
                                                                          ------------        ------------   -----------------------
                                                                          (Unaudited)          (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $ (3,063,000)       $ (1,923,000)     $(10,165,000)
  Adjustments to reconcile net loss to net cash flows from
     operating activities:
     Depreciation                                                              127,000             126,000           304,000
     Amortization of debt issue costs                                          225,000             105,000           470,000
     Other                                                                        --                14,000            25,000
     Loss from discontinued operations                                            --                  --             629,000
     Fair value of warrants and option granted for services rendered              --                  --              38,000
     Common stock of the Company issued to certain
        employees for services provided to Industries                             --                  --             106,000
     Expenses paid by shareholder on behalf of Company                            --                  --              79,000
     Changes in operating assets and liabilities:
       Prepaid expenses and other current assets                                46,000              22,000            (8,000)
       Security deposits                                                          --                  --             (20,000)
       Accounts payable and accrued expenses                                   659,000             154,000         1,992,000
       Due to related parties                                                 (209,000)             63,000              --
                                                                          ------------        ------------      ------------
          Net cash provided by (used in) operating activities               (2,215,000)         (1,439,000)       (6,550,000)
                                                                          ------------        ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                        (143,000)             (7,000)         (723,000)
   Restricted cash                                                             (18,000)            185,000           (65,000)
   Net advances from (to) discontinued operations                                 --                  --              94,000
                                                                          ------------        ------------      ------------
           Net cash provided by (used in) investing activities                (161,000)            178,000          (694,000)
                                                                          ------------        ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net advances repayable only out of proceeds of public offering                 --                  --             471,000
   Proceeds received upon issuance of common stock                           2,207,000                --           3,239,000
   Proceeds received from issuance of preferred stock                             --                  --             100,000
   Proceeds received upon exercise of warrants, net of costs                    68,000             342,000           540,000
   Net advances by former principal stockholder                                   --                  --             321,000
   Proceeds from sale of convertible debt                                      516,000           1,185,000         3,624,000
   Debt issue costs                                                            (51,000)           (191,000)         (470,000)
                                                                          ------------        ------------      ------------
          Net cash provided by financing activities                          2,740,000           1,336,000         7,825,000
                                                                          ------------        ------------      ------------
NET CHANGE IN CASH AND EQUIVALENTS                                             364,000              75,000           581,000
CASH AND EQUIVALENTS, BEGINNING OF YEAR                                        217,000             106,000              --
                                                                          ------------        ------------      ------------
CASH AND EQUIVALENTS, END OF YEAR                                         $    581,000        $    181,000      $    581,000
                                                                          ============        ============      ============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Contribution to capital by former principal stockholder                $         --        $         --      $  3,659,000
                                                                          ============        ============      ============
   Related party debt exchanged for convertible debt                      $         --        $         --      $    321,000
                                                                          ============        ============      ============
   Exchange of indebtedness to former principal
       stockholder for common stock                                       $         --        $         --      $    445,000
                                                                          ============        ============      ============
   Issuance of common stock for services and deferred salaries            $    167,000        $         --      $    255,000
                                                                          ============        ============      ============
   Exchange of equipment and accrued rent for common stock                $         --        $         --      $    271,000
                                                                          ============        ============      ============
   Subordinated notes and related accrued interest
       exchanged for Series A preferred stock                             $         --        $         --      $  3,300,000
                                                                          ============        ============      ============
   Exchange of convertible debt for convertible preferred stock           $         --        $         --      $    356,000
                                                                          ============        ============      ============
   Conversion of convertible debt and accrued interest
       into common stock                                                  $  2,220,000        $  1,050,000      $  3,435,000
                                                                          ============        ============      ============
    Exchange of advances repayable only out of
       proceeds of public offering for common stock                       $         --        $         --      $    471,000
                                                                          ============        ============      ============
    Deferred offering costs on warrants exercised                         $         --        $         --      $     88,000
                                                                          ============        ============      ============
    Settlement of payable upon issuance of warrants                       $     68,000        $         --      $     68,000
                                                                          ============        ============      ============


See notes to consolidated financial statements

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1996

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1995. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996 or any interim period.

2.   DESCRIPTION OF BUSINESS

     Lithium Technology Corporation (sometimes referred to herein as "LTC") together with its wholly-owned subsidiary Lithion Corporation (sometimes referred to herein as "Lithion") (LTC and Lithion are collectively referred to herein as the "Company") is considered to be a development stage company for financial reporting purposes until significant product sales occur. LTC was incorporated in 1986 but did not conduct business operations until July 1989 when it exchanged its capital stock for all of the capital stock of Hope Industries, Inc. ("Industries") and Lithion Corporation. By the end of 1993, Industries was divested and since such time the Company has focused on commercialization of battery technology and developing strategic alliance partners of global prominence who the Company believes will assist in bringing the technology to the manufacturing stage and participate in the distribution and sale of LTC products on a worldwide basis. The Company is engaged in the business of developing and seeking to commercialize a unique, solid-state, lithium-polymer, rechargeable battery. The Company's patented technology base includes battery composition, construction and related continuous-flow manufacturing processes. The Company believes that its battery technology, which is currently in the pre-prototype development phase, is capable of providing two to four times the run time performance of current rechargeable batteries. The Company's objective is the commercialization of such technology, inclusive of moving from laboratory-scale product prototypes and related prototype processes to full scale market introduction, achieving cost-competitiveness, and constructing manufacturing lines capable of producing ever-increasing volumes. The Company's commercialization focus is on the rapidly growing portable electronics market segment (notebook computers, wireless communications handsets and multimedia devices). The Company has generated no revenues and has no commercial operations to date. The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next several years. The Company does not expect to generate any revenues from operations during the fiscal years ending December 31, 1996 and 1997.

3.   PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:


                                                September 30,   December 31,
                                                    1996           1995
                                                -------------   ------------
        Laboratory equipment                     $  847,000      $  714,000
        Furniture and fixtures                       86,000          80,000
        Leasehold improvements                       40,000          36,000
                                                 ----------      ----------
                                                    973,000         830,000
        Less: Accumulated depreciation
              and amortization                      304,000         177,000
                                                 ----------      ----------
                                                 $  669,000      $  653,000
                                                 ==========      ==========

4.   COMMITMENTS AND CONTINGENCIES

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

     CONSULTING AGREEMENT - On May 9, 1996, the Company entered into a consulting agreement with Donald C. Taylor, a former director of the Company, at a monthly compensation of $7,000. Amounts paid through September 30, 1996 total $35,000. Mr. Taylor will provide advisory services, shareholder relations and related consulting services to the Company. The Agreement will be in effect for a period of one (1) year, subject to automatic renewals of one (1) year unless either party to the Agreement provides written notice of non-renewal to the other party at least ninety (90) days prior to the expiration of the initial or any renewal term of the Agreement. In no event shall the Agreement be automatically renewed for more than two additional one (1) year terms. These terms may be modified as mutually agreed upon by the parties at any time.

     WARRANTS - During May and June 1996, the Company issued two warrants. One warrant was issued to Group III Capital, Inc. ("Group III") entitling Group III to purchase up to 1,500,000 shares of the Company's Common Stock at an exercise price of $1.54 per share. The warrant is exercisable with respect to the first 320,000 shares as of the date of issuance and with respect to the balance of 1,180,000 underlying shares on May 1, 1997, provided that exercisability as to the balance of such 1,180,000 warrant shares is accelerated upon the closing of certain debt or equity financing transactions resulting in gross proceeds to the Company of $5,000,000 or more. The warrant was issued to Group III in consideration of services rendered and to be rendered by Group III to the Company. Donald C. Taylor, a former director of the Company, is the President and a director of Group
     III. The Company also issued a warrant to Robert Pfeffer in connection with the settlement of litigation (including the settlement of amounts due Matthew Stuart & Co. totalling $68,000) between the Company and Mr. Pfeffer. This warrant entitles Mr. Pfeffer to purchase up to 600,000 shares of Common Stock at $0.51 per share. This warrant was exercised with respect to 196,079 shares of Common Stock in October, 1996. The Company has disputed the issuance of certain other warrants to Matthew Stuart & Co., Inc., and Richard Perlman, formerly a vice president of Matthew Stuart and formerly a director of the Company. The Company has declared such other warrants and related documents void.

     LEGAL PROCEEDINGS - In August 1996 civil actions were commenced against the Company by Richard Perlman, a former director of the Company, and Christy & Viener, former legal counsel to the Company, respectively. The two suits were commenced in United States District Court for the Southern District of New York. The Company subsequently filed its own lawsuit against Christy & Viener and Mr. Perlman in United States District Court for the Eastern District of Pennsylvania. Mr. Perlman's complaint alleges that he is entitled to monetary damages and specific performance of registration rights relating to certain warrants of the Company that have not been registered and to which he claims entitlement. The Company has declared such warrants and related documents void. Christy & Viener's complaint alleges non-payment of legal fees incurred in connection with the rendering of legal services and such unpaid fees are included in accounts payable. The Company believes these actions to be meritless and intends to vigorously defend both actions and to assert all available defenses and counterclaims.

     The Company's lawsuit against Christy & Viener, a New York City law firm, includes claims arising out of Christy & Viener's alleged fraud, legal malpractice and conflicts of interest flowing from the fraudulent issuance of the same warrants that form the basis of Perlman's action. The complaint also asserts claims for alleged violations of Federal securities laws, the Racketeer Influenced and Corrupt Organizations Act, and fiduciary duties owed by the law firm and its partners to the Company. The lawsuit was filed in United States District Court in Philadelphia and names as defendants: Christy & Viener and William Gray, Steven Berger, and Franklin Viele, each a partner in the firm. The complaint includes similar claims against a fifth defendant, Mr.

     Perlman as noted above, formerly a financial advisor to the Company and a member of its Board of Directors flowing from the fraudulent issuance of warrants to him.

5.   STOCKHOLDERS' EQUITY

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

     WARRANTS - At September 30, 1996, the Company had warrants outstanding to purchase 2,307,858 shares of Common Stock at exercise prices ranging from $0.51 per share to $2.56 per share which expire through May 2006.

     SERIES B CONVERTIBLE PREFERRED STOCK - During the six months ending June 1996, 6,942 shares of Series B Convertible Preferred Stock were converted into 370,240 shares of Common Stock.

     SERIES C CONVERTIBLE PREFERRED STOCK - During June 1996, 10,000 shares of Series C Convertible Preferred Stock were converted into 83,334 shares of Common Stock.

     7% CONVERTIBLE PROMISSORY NOTES - During January 1996, $300,000 of such promissory notes and related accrued interest of $20,000 were converted into 152,038 shares of Common Stock.

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

     ISSUANCE OF COMMON STOCK - On July 23, 1996, the Company issued 198,354 restricted shares of its Common Stock to certain employees in full payment of $99,000 of deferred salary and bonus accrued in prior periods. Vesting occurred on October 9, 1996, the time such shares became eligible to be resold pursuant to an effective Registration Statement. During August, 1996, the Company issued 55,876 restricted shares of its Common Stock in payment of certain accounts payable totalling $68,000.


     STOCK INCENTIVE PLAN - Options under the 1994 Stock Incentive Plan are summarized as follows:

         Options outstanding, January 1, 1996
         ($0.501 to $2.56 per share)                                    1,166,645

Options granted                                          756,666

Options cancelled                                        (15,824)
                                                      ----------
Options outstanding, September 30, 1996                1,907,487
                                                      ==========
Options available for grant, September 30, 1996          759,180
                                                      ==========


     As of September 30, 1996, options with respect to 908,461 shares of Common Stock were fully vested.

     DIRECTORS STOCK OPTION PLAN - As of September 30, 1996, there were outstanding options under the Directors Plan with respect to 106,672 shares of Common Stock, which have exercise prices ranging from $0.90 per share to $2.56 per share and options with respect to 23,332 shares of Common Stock are fully vested as of July 1, 1996.

     TECHNOLOGY DEVELOPMENT AGREEMENT AND 12% CONVERTIBLE NOTES - On March 29, 1996, the Company entered into a Technology Development Agreement and Stock Purchase Agreement (the "Agreement") with a Japanese Consortium consisting of two multi-billion dollar companies (the "Consortium"), based on the Company's proprietary lithium-polymer rechargeable battery technology. The parties anticipate that this is the first step in a broader strategic alliance for the research and development, production, promotion and distribution of lithium-polymer batteries worldwide. The Company is continuing to seek a third investor to join the Consortium. There can be no assurance that a third party will in fact join the Consortium or do so on terms favorable and acceptable to the Company. Under the Agreement, the Consortium provided funds and will provide technical resources to assist the Company in completing the development of its high energy battery to meet specific performance requirements for portable electronics applications. The principal objective is to take the patented technology to the manufacturing scale-up stage. The Agreement gives the Consortium exclusive option rights to license the Company's technology for manufacturing in the Far East and Oceania, and co-exclusive rights along with the Company for manufacturing in Europe and the Americas, where the parties' strategy includes establishing joint ventures for manufacturing operations. The Agreement also gives the Consortium an exclusive option for worldwide distribution and sales of the Company's products. For these considerations and 631,637 shares of the Company's Common Stock (representing a 4% equity position in the Company as of the closing), the Consortium paid $2,400,000. In addition, $1,800,000 of 12% convertible promissory notes and related accrued interest of $100,000 were converted into 7,003,446 shares of the Company's Common Stock in connection with the Agreement.

6.   SUBSEQUENT EVENTS

     CONVERTIBLE NOTES - On October 25, 1996, the Company issued $1.75 million principal amount convertible notes (the "Convertible Notes"). In connection with the issuance of the Convertible Notes, the Company issued 267,176 shares of the Company's Common Stock as compensation to the purchasers of the Convertible

     Notes, and 66,794 shares plus a warrant to purchase an additional 87,500 shares at an exercise price of $1.31 to the placement agent. Pursuant to the terms of the Convertible Note Agreements, additional shares may be required to be issued to the purchasers of the Convertible Notes in the event of certain post-closing events. First, the Convertible Notes must be repaid on the earlier to occur of (i) January 23, 1997 or (ii) the Underwritten Offering described herein. In the event that the principal amount of the Convertible Notes is not paid when due, the Noteholders may convert the Notes into as much as $3,850,000 worth of the Company's Common Stock (to be valued as of the date of specified triggering events less a discount factor). In the event of default, commencing on the 151st day after the closing date and until the time of such conversion by the Noteholders, the Company is required to pay the Noteholders 10% interest on the outstanding principal balance of the Convertible Notes. The Noteholders' conversion rights expire upon the earlier of (i) repayment of the Notes or (ii) November 2, 1998, and such conversion rights are the Noteholders' exclusive remedy in the event of the Company's failure to repay the principal amount of the Convertible Notes. The Convertible Notes, if unpaid on November 2, 1998, are automatically converted into shares of the Company's Common Stock. The terms of the Convertible Note Agreements allow the Company two 30-day extensions of the January 23, 1997 maturity date, provided the Company issues to the Noteholders $175,000 worth of the Company's Common Stock (based on the value of the Common Stock at the time of the extension less a discount factor), for each such extension. Second, if the Company does not file a registration statement with the Securities and Exchange Commission covering the Underwritten Offering described herein by November 24, 1996, the Company is required to issue to the Noteholders an additional $43,750 worth of the Company's Common Stock (based on the value of the Common Stock valued as of that date less a discount factor). The Company must also issue to the Noteholders an additional $8,750 worth of the Company's Common Stock each week that such registration statement is not filed thereafter (based on the value of the Common Stock at the beginning of each such week less a discount factor). There can be no assurances that: (a) the registration statement for the Underwritten Offering will be timely filed; (b) the Underwritten Offering will be successfully concluded; (c) the Company will not exercise both extensions on the maturity date of the Convertible Notes; or (d) the Company will be able to repay the principal amount of the Convertible Notes by January 23, 1997. Consequently, stockholders may incur a substantial dilution of their equity interest. The number of shares issuable to the Noteholders could be substantial and, pursuant to the terms of the Convertible Notes, could increase substantially if the market value of the Company's Common Stock, which is a component of the applicable conversion formulas, decreases substantially. The 333,970 shares already issued in connection with the Convertible Notes Offering and the shares issuable upon conversion of the Convertible Notes and/or the occurrence of other specified events will be
     (i) eligible for future sale pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, and/or (ii) eligible for future sale upon the exercise, if any, of any applicable piggyback registration rights.

     COMMITMENT FOR UNDERWRITTEN PUBLIC OFFERING - On October 7, 1996, the Company received a commitment letter from Laidlaw & Co. for an underwritten public offering of $7,000,000 to $10,000,000 of the Company's Common Stock (the "Underwritten Offering"). According to the terms of the Convertible Note Agreements, the principal amount of the Convertible Notes will be repaid out of the proceeds of the public offering. The commitment letter is subject to a number of conditions which the Company may be unable to achieve and there can be no assurances that the Underwritten Offering will be consummated.

     WARRANTS - On October 7, 1996, the Company issued 196,079 shares of its Common Stock pursuant to the exercise of a warrant issued to Robert Pfeffer in connection with a Settlement Agreement. Pursuant to such Settlement Agreement, the Company was required to offset $100,000 against the warrant exercise price of $100,000 (See Note 4).

     STOCK OPTIONS - On October 30, 1996, the Company issued 193,322 shares of its Common Stock for $96,854 pursuant to the exercise of a stock option by a former employee.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

     GENERAL

     The Company is a development stage company engaged in the business of developing and seeking to commercialize a unique, solid-state, lithium-polymer, rechargeable battery. The Company has generated no revenues and has no commercial operations to date. The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next several years. The Company does not expect to generate any revenues from operations during the fiscal year ending December 31, 1996 and 1997. The Company believes that its battery technology, which is currently in the pre-prototype development phase, is capable of providing two to four times the performance of current rechargeable batteries. The Company's objective is the commercialization of such technology, inclusive of moving from laboratory-scale product prototypes and related prototype processes to full scale market introduction, achieving cost-competitiveness. The Company's commercialization focus is on the rapidly growing portable electronics market segment (notebook computers, wireless communications handsets and multimedia devices).

     LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

     The Company has financed its operations from December 10, 1993 with convertible debt and private placements of common and preferred stock and has raised approximately $8.9 million, including, most recently, the $1.75 million sale of Convertible Notes on October 25, 1996 described herein. Also, the Company has received a commitment letter from Laidlaw & Co. for an underwritten public offering of between $7 million to $10 million of the Company's Common Stock. There can be no assurances that the Underwritten Offering will be successfully concluded.

     AS OF SEPTEMBER 30, 1996

     At September 30, 1996, the Company had cash of $581,000, prepaid and other current assets of $8,000, fixed assets of $669,000 and other assets of $85,000. The Company's total liabilities were $1,536,000, consisting of accounts payable and accrued expenses. The $300,000 plus accrued interest of $20,000 due to holders of the 7% convertible promissory notes was converted into 152,038 shares of Common Stock during January 1996. In addition, the Company converted $1,800,000 of debt plus accrued interest of $100,000 into 7,003,446 shares of Common Stock on March 29, 1996. The Company had a net working capital deficit of $947,000 on September 30, 1996.

     The Company's working capital declined by approximately $867,000 from June 30, 1996 to September 30, 1996. The Company's cash and equivalents declined by approximately $728,000 from June 30, 1996 to September 30, 1996. This decline in working capital and cash is attributable primarily to the Company's expenditure of cash obtained from equity investments in order to pay operating expenses, which have increased during the quarter and nine months ended September 30, 1996 as compared to corresponding 1995 periods and as compared to the quarter ended June 30, 1996 primarily for the reasons discussed below in "Results of Operations".

     The Company's stockholder's deficiency was $(193,000) at September 30, 1996, after giving effect to an accumulated deficit of $(16,401,000) which consisted of $(9,536,000) accumulated deficit during the development stage from July 21, 1989 through September 30, 1996 and $(6,865,000) accumulated deficit from prior periods. The Company expects to incur substantial operating losses as it continues its commercialization efforts.

     While the Company's operating plan seeks to minimize the Company's capital requirements, commercialization of the Company's battery technology will require substantial amounts of additional capital. The Company has thus far successfully raised approximately $8.9 million through the private sale of its securities including $1.75 million from the sale of Convertible Notes in October 1996. There can be no assurances that the incremental capital needed for attaining commercial viability of the company's battery technology will be obtained (which the Company currently estimates at approximately $25 million). The Company has received a commitment letter for an Underwritten Offering of between $7 million and $10 million of the Company's Common Stock. There can be no assurances that the Underwritten Offering will be consummated. Of the proceeds of the Underwritten Offering, pursuant to the terms of the Convertible Note Agreements, $1.75 million will be used to repay the Convertible Notes which were issued in October 1996. The proceeds from this comtemplated offering will not satisfy the Company's entire cash needs. Accordingly, if the Company is unable to raise sufficient additional capital, it will be forced to curtail research and development expenditures which, in turn, will delay, and could prevent the completion of the commercialization process.

     The Company believes that it has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately the second quarter of 1997 based on the Company's current strategies and subject to the uncertainties discussed in this Report. The Company does not currently have sufficient cash to achieve all its development and production objectives, including the 1998 installation of the pilot manufacturing line during the first half of 1998. In order to raise sufficient capital for its future growth, the Company will be required to sell additional debt or equity securities. See "Plan of Operation for the Company."

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

     Under the Technology Development Agreement, the Consortium will provide funds and technical resources to assist the Company in completing the development of its high energy battery to meet specific performance requirements for portable electronics applications. The principal objective is to take the patented technology to the manufacturing scale-up stage. The Agreement gives the Consortium exclusive option rights to license the Company's technology for manufacturing in the Far East and Oceania, and co-exclusive rights along with the Company for manufacturing in Europe and the Americas, where the parties' strategy includes establishing joint ventures for manufacturing operations. The Agreement also gives the Consortium an exclusive option for worldwide distribution and sales of the Company's products. For these considerations, and 631,637 shares of the Company's Common Stock (representing a 4% equity position in the Company as of the closing) the Consortium paid $2.4 million, prior to payment of placement costs of approximately $212,000, which net proceeds were invested in treasury bills.

     On October 25, 1996, the Company issued $1.75 million principal amount convertible notes (the "Convertible Notes"). (See Note 6 "Subsequent Events
     - Convertible Notes")

     RESULTS OF OPERATIONS

     Nine Months ended September 30, 1996 and 1995.

     The Company has had no revenues for the nine month periods ended September 30, 1996 and 1995.

     Engineering, research and development expenses were $899,000 for the nine months ended September 30, 1996 compared to $852,000 in 1995. The increase resulted from increased contract research activities.

     General and administrative expenses were $2,143,000 for the nine months ended September 30, 1996 compared to $1,015,000 in 1995. The increase of $1,128,000 was due to increased legal costs of $984,000 associated with the termination of certain investment banking services, the defense and settlement of litigation and preparation of a Registration Statement related thereto, increased amortization of debt issue costs of $118,000 relating to the 1995 sale of 12% Convertible Promissory Notes and increased patent and accounting costs offset to a minor extent by discontinuance of a director's consulting agreement and decreased employment costs.

     Interest expense decreased to $21,000 (net of interest income of $39,000) for the nine months ended September 30, 1996 compared to $56,000 (net of interest income of $10,000) in 1995. The increase in interest expense for the comparable periods is primarily attributable to the Company's 12% convertible term notes.

     Three Months ended September 30, 1996 and 1995.

     The Company has had no revenues for the three month periods ended September 30, 1996 and 1995.

     Engineering, research and development expenses were $325,000 for the three months ended September 30, 1996 compared to $288,000 in 1995. The increase resulted from increased contract research activities.

     General and administrative expenses were $765,000 for the three months ended September 30, 1996 compared to $389,000 in 1995. The increase of $376,000 was due to increased legal costs of $363,000 primarily associated with the defense and settlement of litigation and preparation of a Registration Statement related thereto, increased employment costs and financial consulting costs offset by reduced amortization of debt issue costs.

     Interest expense decreased to $(13,000) (net of interest income of $13,000) for the three months ended September 30, 1996 compared to $20,000 (net of interest income of $3,000) in 1995. The increase in interest expense for the comparable periods is primarily attributable to the Company's 12% convertible term notes.

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

     During 1994, the Company recruited a new management team and a core technical staff with commercialization and battery technology expertise. A modern research facility has been leased and product development is continuing. At September 30, 1996, the management team and technical staff consisted of nine full-time employees. The staff has the required expertise in technology, commercialization, process development, battery engineering, electrochemistry and strategic alliance development. During 1996 the Company has entered into an employment agreement with Thomas R. Thomsen pursuant to which Mr. Thomsen now serves as the Company's Chief Executive Officer and the Company has also promoted David Cade to the office of President and Chief Operating Officer and Dr. George Ferment to the office of Executive Vice President and Chief Technical Officer.

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

     The Company estimates that completion of phases (i) through (vi) will cost approximately $25 million. There can be no assurances that the Company will raise sufficient capital or will meet these development milestones on the time schedule outlined above.

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

     The Company does not currently have sufficient cash to achieve all its development and production objectives, including the 1998 installation of the pilot manufacturing line during the first half of 1998. In order to raise sufficient capital, the Company will be required to sell additional debt or equity securities. The Company has thus far successfully raised approximately $8.9 million through the private sale of its securities including $1.75 million from the sale of Convertible Notes in October 1996. Under the terms of the Convertible Note Agreements, the Company may be required to issue a substantial number of shares of its Common Stock in the event that the principal amount of the Convertible Notes are not repaid at maturity and/or other contingencies occur. This capital infusion will permit the Company to continue its development and commercialization efforts through approximately the second quarter of 1997 and will be used to accomplish the commercialization plan milestones through the second quarter of 1997 based on the Company's current strategies and subject to the uncertainties discussed in this Report.

     The Company has received a commitment letter from Laidlaw & Co. for an underwritten public offering of between $7 million and $10 million of the Company's Common Stock. There can be no assurances that the Underwritten Offering will be consummated. Of the proceeds of the Underwritten Offering, $1.75 million will be used to repay the Convertible Notes. These funds and other capital will be required in order for the Company to proceed with the Company's business strategy. Accordingly, new capital is planned to be sought from several sources, including the Consortium. This may result in further dilution to the Company's existing stockholders. The Company will seek to expand its strategic alliance with the Consortium and is pursuing further corporate alliances which would provide capital from license fees or an additional equity investment. Discussions are continuing with companies in Japan, Korea, Taiwan, Europe and the United States. However, there can be no assurances that additional capital will be available to the Company on a timely basis or on acceptable terms.

                                     PART II
                                OTHER INFORMATION



ITEM 1.  Legal Proceedings.

                           In August 1996 civil actions were commenced against the Company by Richard Perlman, a former director of the Company, and Christy & Viener, former legal counsel to the Company, respectively. The two suits were commenced in United States District Court for the Southern District of New York. The Company subsequently filed its own lawsuit against Christy & Viener and Mr. Perlman in United States District Court for the Eastern District of Pennsylvania. Mr. Perlman's complaint alleges that he is entitled to monetary damages and specific performance of registration rights relating to certain warrants of the Company that have not been registered and to which he claims entitlement. The Company has declared such warrants and related documents void. Christy & Viener's complaint alleges non-payment of legal fees incurred in connection with the rendering of legal services and such unpaid fees are included in accounts payable. The Company believes these actions to be meritless and intends to vigorously defend both actions and to assert all available defenses and counterclaims.

                           The Company's lawsuit against Christy & Viener, a New York City law firm, includes claims arising out of Christy & Viener's alleged fraud, legal malpractice and conflicts of interest flowing from the fraudulent issuance of the same warrants that form the basis of Perlman's action. The complaint also asserts claims for alleged violations of Federal securities laws, the Racketeer Influenced and Corrupt Organizations Act, and fiduciary duties owed by the law firm and its partners to the Company. The lawsuit was filed in United States District Court in Philadelphia and names as defendants: Christy & Viener and William Gray, Steven Berger, and Franklin Viele, each a partner in the firm. The complaint includes similar claims against a fifth defendant, Mr. Perlman as noted above, formerly a financial advisor to the Company and a member of its Board of Directors flowing from the fraudulent issuance of warrants to him.

ITEM 2.           Changes in Securities.

                           None.

ITEM 3.           Defaults Upon Senior Securities.

                           None.

ITEM 4.           Submission of Matters to a Vote of Security Holders.

                           None.

ITEM 5.           Other Information.

                           None.

ITEM 6.           Exhibits and Reports on Form 8-K.

                           a)       Exhibits

                                    None.


                           b)       Form 8-K

                                    The Company filed one Current Report on Form
                           8-K during the quarter ended September 30, 1996. Such report was dated August 16, 1996 with respect to Item 5 of such form.

                                    SIGNATURE


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         LITHIUM TECHNOLOGY CORPORATION


                              By: /s/ Thomas R. Thomsen
                                  --------------------------------------------
                                  Chairman and Chief Executive Officer

                                  /s/ William D. Walker
                                  --------------------------------------------
                                  William D. Walker
                                  Treasurer and
                                  Chief Financial Officer
                                  (principal financial officer)


November 13, 1996