Form 10KSB
period 1996-12-31
LITHIUM TECHNOLOGY CORP
filed 1997-04-15
CIK 804154

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

(MARK ONE)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934
          For the fiscal year ended December 31, 1996

                                       OR
      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________ to __________

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



      Securities registered under Section 12(b) of the Exchange Act: NONE.


         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                PAR VALUE, $0.01

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.[ ]


State issuer's revenues for its most recent fiscal year. NONE FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.


State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                  $11,550,931 AS OF MARCH 31, 1997. THE AGGREGATE MARKET VALUE WAS BASED UPON THE MEAN BETWEEN THE CLOSING BID AND ASKED PRICE FOR THE COMMON STOCK AS QUOTED BY THE NASD ELECTRONIC BULLETIN BOARD.



                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS


Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1997, 17,601,418 shares of Common Stock.



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


Transitional Small Business Disclosure Format (check one): Yes [  ]   No [X]

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
PART I

         Item  1. Description of Business.........................................................................1
         Item  2. Description of Property........................................................................10
         Item  3. Legal Proceedings..............................................................................10
         Item  4. Submission of Matters to a Vote of Security Holders............................................11


PART II

         Item  5. Market for the Company's Common Equity and Related Stockholder Matters.........................11
         Item  6. Management's Discussion and Analysis or Plan of Operation......................................13
         Item  7. Financial Statements...........................................................................18
         Item  8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................................................18


PART III

         Item  9. Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..............................................18
         Item 10. Executive Compensation.........................................................................20
         Item 11. Security Ownership of Certain Beneficial Owners and Management.................................26
         Item 12. Certain Relationships and Related Transactions.................................................28
         Item 13. Exhibits and Reports on Form 8K................................................................31


FINANCIAL STATEMENTS

         Independent Auditor's Report...........................................................................F-2

         Consolidated Financial Statements:

         Consolidated Balance Sheet at December 31, 1996........................................................F-3

         Consolidated Statements of Operations for the Years Ended December 31, 1996 and
            1995, and the Period from July 21, 1989 (Date of Inception) to December 31, 1996....................F-4

         Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the Two
            Years Ended December 31, 1996 and 1995..............................................................F-5

         Consolidated Statements of Cash Flows for the Two Years Ended December 31, 1996 and
            1995, and the Period from July 21, 1989 (Date of Inception) to December 31, 1996....................F-6

         Notes to Consolidated Financial Statements.....................................................F-7 to F-19

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

         Lithium Technology Corporation (the "Company" or "LTC") is a development stage company engaged in the business of developing and seeking to commercialize a unique, solid-state, lithium polymer rechargeable battery. The Company believes that its battery technology, which is currently in the prototype development phase, is capable of providing up to four times the performance of current rechargeable batteries. The Company's objective is the commercialization of such technology, inclusive of moving from laboratory-scale product prototypes and related prototype processes to full scale market introduction, achieving cost-competitiveness, and constructing a manufacturing plant. The Company's commercialization focus is on the rapidly growing portable electronics market segment (notebook and palmtop computers and wireless communication devices). The Company's patented and proprietary composite cell construction and low-cost manufacturing process are equally applicable to lithium metal polymer technology and lithium-ion polymer technology. The Company intends to pursue both chemistries -- "lithium metal polymer technology" and "lithium-ion polymer technology" which are discussed and differentiated below -- for specific portable electronics applications.

         Until 1993, the Company had been named Hope Technologies, Inc. (HTI), consisting of two subsidiaries: Hope Industries, Inc. (Industries) and Lithion Corporation. Industries was the operating arm of the Company and it manufactured professional and industrial photoprocessing and X-ray equipment. Lithion was engaged in rechargeable battery research and development. By the end of 1993, Industries was divested and since such time the Company has focused on commercialization of battery technology and developing strategic alliance partners of global prominence who the Company believes will assist in bringing the technology to the manufacturing stage and participate in the distribution and sale of the Company's products on a worldwide basis.

         During the last three years, the Company has recruited a new management team and a core technical staff with commercialization and battery technology expertise. A modern research facility has been leased and research and product development is continuing at an accelerated pace. During 1996, the Company entered into employment agreements pursuant to which Thomas R. Thomsen now serves as the Company's Chief Executive Officer, David Cade serves as the Company's President and Chief Operating Officer, and Dr. George Ferment serves as the Company's Executive Vice President of Operations and Chief Technical Officer. The Company currently has one subsidiary, Lithion Corporation, which is wholly-owned by the Company.

         The Company's operating results consist solely of operating losses attributable to research and development and general and administrative expenses. The Company has generated no revenues from operations.

         The Company's strategy includes the development of strategic alliances with partners of global prominence who the Company believes will assist in bringing the technology to the manufacturing stage and participate in the distribution and sale of the Company's products on a world-wide basis. To advance this strategy, (i) in January 1995 the Company engaged Mitsubishi Trust and Banking Corporation to serve as the Company's exclusive advisor in establishing strategic alliances with Japanese companies and similarly, in February 1997, the Company engaged Chase Manhattan Bank to serve as the Company's exclusive advisor in establishing strategic alliances with Korean companies and (ii) in March 1996, the Company entered into a Technology Development Agreement with a Japanese Consortium based on the Company's proprietary lithium metal polymer rechargeable battery technology.

         In March 1996, the Company entered into a Technology Development Agreement and Stock Purchase Agreement (the "March 1996 Agreements") with a Japanese consortium consisting of Mitsubishi Materials Corporation ("Mitsubishi Materials") and Mitsui & Co., Ltd. (collectively, the "Consortium"), based on the

Company's proprietary lithium-polymer rechargeable battery technology. Mitsubishi Materials subsequently assumed all of Mitsui's rights and responsibilities under the Technology Development Agreement. The Company believes that the March 1996 Agreements are the first step in a broader strategic alliance for the research and development, production, promotion and distribution of lithium-metal polymer batteries worldwide. Mitsubishi Trust and Banking Corporation, Mitsubishi Materials, and Chase Manhattan Bank are continuing to seek additional strategic investors for the Company. There can be no assurance that additional investors will provide capital for the Company or do so on terms favorable and acceptable to the Company. Under the March 1996 Agreements, the investors provided equity capital and Mitsubishi Materials will continue to provide technical resources to assist the Company in completing the development of its high energy battery to meet specific performance requirements for portable electronics applications. The principal objective is to take the patented technology to the manufacturing scale-up stage. The Technology Development Agreement gave the Consortium exclusive option rights to license the Company's technology for manufacturing in the Far East and Oceania, and co-exclusive option rights along with the Company for manufacturing in Europe and the Americas, where the parties' strategy includes establishing joint ventures for manufacturing operations. The Technology Development Agreement also gave the Consortium an exclusive option for worldwide distribution and sales of the Company's products.

         In early 1996 the Company installed a continuous flow coating and laminating pilot line, referred to as the Demonstration Manufacturing Facility
(DMF). The DMF has been undergoing trial runs and modifications/upgrades over the past year and will be used to fabricate the Company's lithium-ion polymer cell samples for distribution to selected OEMS which is anticipated to occur in the second quarter of 1997. In early 1998, the DMF is expected to be used as the initial production facility for specific OEM battery pack applications.

         In October 1996, the Company completed a bridge loan financing pursuant to which the Company issued $1.75 million principal amount convertible notes (the "Convertible Notes") to two purchasers (the "Convertible Note Purchasers"). In connection with the issuance of the Convertible Notes, the Company issued 267,176 shares of Common Stock to the Convertible Note Purchasers in October 1996 pursuant to Regulation S under the Securities Act of 1933, as amended ("Regulation S"), the Company issued 66,794 shares plus a warrant to purchase an additional 87,500 shares at an exercise price of $1.31 to the placement agent and paid a $122,500 placement fee, and the Company has subsequently issued to the Convertible Note Purchasers an additional 620,784 shares of Common Stock through March 31, 1997 pursuant to Regulation S in accordance with the terms of the Convertible Notes and related agreements. The Company and the Convertible Note Purchasers have placed in escrow 6,201,550 shares of the Company's common stock (the "Escrowed Shares") pursuant to the terms of the Convertible Notes and related agreements. The Escrowed Shares are not considered to be issued and outstanding securities pending actual payment for such shares. The Company did not repay the $1.75 million principal of the Convertible Notes on the March 24, 1997 maturity date and has not repaid the Convertible Notes as of the date of this report. As a result of this nonpayment default: (i) the Convertible Note Purchasers have the right to convert the $1.75 million principal into the Escrowed Shares which would extinguish the indebtedness and (ii) interest on the $1.75 million began to accrue at the rate of ten percent (10%) per annum as of March 24, 1997. Such interest accrues and is payable on September 24, 1997 and at monthly intervals thereafter. The Convertible Note Purchasers have not taken any action to exercise any default remedies as of the date of this report. There can be no assurance that the Convertible Note Purchasers will continue to refrain from exercising available default remedies. The Convertible Note Purchasers' right to convert the $1.75 million principal into the Escrowed Shares and the aforementioned 10% interest terminate upon the earlier of (i) repayment of the Convertible Notes or November 2, 1998. The conversion right is the Convertible Note Purchasers' exclusive remedy in the event of the Company's failure to pay the principal amount of the Convertible Notes.

         In 1996, the Company entered into a letter of intent with an unrelated third-party investor originally contemplating a $5.0 million equity private placement and the Company also entered into a commitment letter contemplating an underwritten public offering of $7.0 million to $10.0 million of the Company's common stock. Neither transaction was completed and the Company is now pursuing other financing strategies. The Company has no commitments for new capital investment as of the date of this report. The Company had cash of $1,388,000 at December 31, 1996. In the absence of new capital, currently available cash is sufficient to meet the Company's operating needs through approximately June 30, 1997 and the Company has developed and is implementing appropriate strategies to minimize expenses and conserve cash. As noted above, there can be no assurance that the Company will obtain needed capital on terms favorable and acceptable to the Company. For details see "Management's Discussion and Analysis -- Liquidity, Capital Resources, and Financial Condition."

         The Company is a corporation organized under the laws of the State of Delaware on December 28, 1995. The Company's predecessor -- Lithium Technology Corporation (a Nevada corporation previously named Hope Technologies, Inc.) -- merged with and into the Company in a reincorporation merger that became effective on February 8, 1996. In connection with the reincorporation on February 8, 1996, the Company also implemented a recapitalization of its outstanding Common Stock and convertible preferred stock, a reverse stock split, the ratification of an amendment to the Company's 1994 Stock Incentive Plan, and ratification of a Directors Stock Option Plan.

MARKET SUMMARY

         The worldwide battery market consists of a variety of segments, such as household "disposable" batteries, automotive batteries, and high performance rechargeable batteries for portable electronic devices. Virtually all segments are growing and experiencing a technological revolution with the important driving forces being technology/portability and environmental issues. In particular, miniaturization of electronic devices has fueled explosive market growth in mobile electronic products, including notebook and palmtop computers, wireless communications handsets, wireless multimedia devices, camcorders and medical applications. Battery power, size and shape shortcomings have been the limiting factors in product engineering and design. Improved batteries are necessary to increase operating times and mobility. There is also increasing demand for environmentally friendly batteries. Lead-acid, alkaline and nickel cadmium (NiCd) batteries, unlike the Company's battery, contain metals such as lead, mercury and cadmium, which have become environmental and public health concerns.

         This growth has created a worldwide search for advanced rechargeable battery systems with much longer run times with lighter weights and lower costs, and which are environmentally friendly. The Company believes that its lithium-polymer battery technology may be capable of filling these demands. There can be no assurance, however, that the Company will be able to achieve the technological breakthroughs that will be necessary in order to ultimately achieve commercialization and/or obtain financings or generate revenues in order to sustain the Company's on-going research and development phase or to undertake the design and construction of the Demonstration Manufacturing Facility discussed below and other manufacturing-related facilities.

THE BATTERY TECHNOLOGY

         The Company's lithium metal polymer rechargeable battery design is based upon an integrated approach employing a patented and proprietary cell construction using high performance fiber webs, and a flexible solid polymer electrolyte. The Company's lithium metal technology incorporates a lithium alloy foil anode and a composite vanadium oxide cathode. The Company's lithium-ion polymer technology uses fiber webs for both the graphite anode and lithiated cobalt oxide cathode. One advantage of this approach is the use of a solid polymer electrolyte rather than the traditional liquid electrolyte technology. Unlike the liquid electrolyte used in most batteries, the Company's battery electrolyte is a thin, flat, solid plastic which reduces weight and volume, and improves safety. The Company's research and development and marketing strategy is to seek to distinguish the Company's battery products from competitors' products as to the following features: energy density, self-discharge rate, design flexibility, cost, user safety and environmental safety. The Company's ability to implement this strategy is highly dependent upon the Company's ability to achieve its technology research and development, manufacturing scale-up, and financing objectives and overcome the related uncertainties as discussed herein.

         The ability to manufacture so called "laminated batteries" (See "Glossary") with consistent high quality and low cost is a critical commercialization challenge and the Company believes its strategic advantage lies in its patented manufacturing approach. The Company's composite electrolyte and composite electrode technology lends itself to the use of commonly used thin film manufacturing equipment and proven process methodology. These composites act as traveling carriers in the manufacturing process, starting as rolls that are then coated with electrolyte or oxide materials using existing and proven coating technology. Such traveling carriers are usually called "traveling webs" or simply "webs". "Web" processing is a common practice in the paper, textile, thin film, barrier plastics, floor covering, and packing industries. Other companies also attempting to commercialize lithium-polymer batteries do not use this Company-patented and proprietary approach and therefore use more complex and hence costly manufacturing methods. The Company's approach, which involves fewer separate operations, offers significant promise for lower production costs and consistent quality. The Company's web-handling and coating techniques are expected to result in a lower cost manufacturing process for lithium-ion polymer cells because of: (1) fewer laminate components; (2) fewer processing steps; (3) better bonding; (4) better structural stability; and (5) lower defect rates.

INTELLECTUAL PROPERTY

         The Company holds 21 issued U.S. patents and 8 pending patent applications on its technology. The Company also has other proprietary knowledge that is in the patent disclosure stage or that it protects as trade secrets. The Company's early patents relate to materials and construction for lightweight solid-state rechargeable batteries. The later patents and applications relate to improvements to the technology contained in the first patent or to other key aspects of rechargeable battery technology.

         There are other companies with lithium-polymer battery technology patents; however, the Company believes its patents to be unique from those of its competitors in that they focus upon composite cathode structure, composite electrolyte structure, alloy anode and packaging. The earliest of the Company's patents expires 2003. There is no current or, to the Company's knowledge, threatened litigation on its patents. See "Description of Business-Competition".

The following table sets forth the patents currently held by the Company:


Patent Number               Description                                                        Year of Expiration
-------------               -----------                                                        ------------------
4,576,883                   Electrode Construction for Solid State Electrochemical Cell        2003

4,794,059                   Lightweight Solid Rechargeable Batteries                           2005

4,808,496                   Electrode Construction for Solid State Electrochemical Cell        2006

4,816,357                   Intensification of Ion Exchange in Lithium Batteries               2006

4,861,690                   Lightweight Battery Construction                                   2006

4,888,206                   Method and Apparatus for Coating a Substrate with Alkaline         2006
                            or Alkaline Earth Metals

4,960,655                   Lightweight Batteries                                              2007

5,006,431                   Solid State Polymer Electrolyte for Batteries                      2008

5,053,295                   Lightweight Electroconductive Solderless Internal Cell             2008
                            Connector for Alkaline or Alkaline Earth Metal Batteries

5,057,385                   Battery Packing Construction                                       2008

5,057,651                   Lightweight Electroconductive Wire                                 2008

Patent Number               Description                                                        Year of Expiration
-------------               -----------                                                        ------------------
5,006,554                   Fire and Moisture Proof Anode Construction for Alkaline            2008
                            Metal or Alkaline Earth Metal Batteries

5,102,752                   Solid State Composite Electrolyte for Batteries                    2009

5,350,647                   Electrodes for Electrochemical Devices                             2011

5,378,558                   Solid State Composite Electrolyte for Electrochemical              2012
                            Devices

5,422,200                   Battery Packaging Construction for Alkali Metal Multicell          2012
                            Batteries

5,443,602                   Apparatus and Method for Automatic Mass Production and             2012
                            Packaging of Electrochemical Cells

5,521,023                   Composite Electrolytes for Electrochemical Devices                 2013

5,529,707                   Lightweight Composite Polymeric Electrolytes for                   2013
                            Electochemical Devices

5,597,658                   Rolled Single Cell and Bi-Cell Electrochemical Devices and         2014
                            Method of Manufacturing Same

08/585,847                  Battery Packaging Construction using Flexible Plastic Barrier      2014
                            Structures

TECHNOLOGY DEVELOPMENT HISTORY

         The Company's advanced rechargeable battery technology is based on nearly twelve years of specific research and development and nearly forty years of experience in plastics, thin films and emulsions. With the divestiture of Hope Industries in late 1993, the Company successfully raised capital from outside sources, narrowed the Company's focus, and renewed development of its rechargeable battery technology. During 1994, the Company was re-staffed with needed technical personnel, and critical research, including historical test data such as capacity and cycle life, was reconfirmed. During 1995, the Company concentrated its efforts on improving its base line technology in the crucial areas of weight reduction, design flexibility, rechargeability, self-discharge, safety, capacity and cycle life. The research and development effort has also focused on the carbon fiber web used to build the cathode structure, the proprietary lithium metal alloy used as the anode structure, the polymer electrolyte structure, and thermal curing of the polymer as opposed to expensive and complicated electron beam methodology. Improvements have also been made in sealing which has resulted in a patented, fireproof anode concept and improved current-collection technology has been developed through lightweight, embedded fiber construction. The Company has also advanced its technology by developing a solid state lithium-ion polymer battery using proprietary web structures in both the anode and cathode with excellent cycle life and which demonstrate the utility of the Company's manufacturing technology for use in other battery chemistries. During 1996, the Company focused on proving in its patented manufacturing approach which is unique to the battery industry. In March 1996, a prototype continuous flow coating and laminating line -- referred to as the Demonstration Manufacturing Facility (DMF) -- was installed. Since then the DMF has been undergoing continuing upgrade and trial runs. During 1997, the DMF will provide for market test sampling and for "stuffing" of prototype battery packs for selected OEMs.

         For the period July 1989 through October 1993, the Company had accumulated net losses attributable to activities associated with the battery technology of $1,801,000. For the period November 1993 through December

1996, the Company had accumulated net losses of $9,056,000 of which $67,000 was incurred during 1993, $2,133,000 was incurred during 1994, $2,472,000 was incurred during 1995, and $4,384,000 was incurred during 1996. Therefore, the Company's aggregate accumulated losses for the battery technology through December 1996 are $10,857,000. The Company spent approximately $1,080,000 and $1,079,000 on research and development activities during 1995 and 1996, respectively. These funds were derived from the Company's debt and equity financings as discussed in this report as opposed to operating revenues.


BUSINESS STRATEGY

         The challenge facing the Company, as indicated above, is the commercialization of its battery technology, i.e., moving from laboratory-scale product prototypes and related prototype manufacturing processes to full scale market introduction and the construction of a manufacturing plant.

         Consummation of corporate alliances is an important step in the commercialization plan. The Company's strategy contemplates that these corporate partners will bring technology and funding support through equity, joint technology and development programs, licensing of the technology, and manufacturing and distribution rights. Extensive discussions have been held with numerous potential corporate partners from the United States, the Pacific Rim and Europe. As noted above, in March 1996, the Company entered into a Technology Development Agreement with two Japanese investors. The investors were also granted options on market specific, exclusive manufacturing and distribution rights. The Company believes that the Technology Development Agreement is the first step in a broad strategic alliance for the research and development, manufacture, distribution, promotion and sale of the Company's lithium alloy polymer batteries. It is the Company's strategy that Mitsubishi Materials will assist the Company in the development, production and distribution of its lithium metal polymer battery product line with the Company taking advantage of Mitsubishi Materials' expertise and experience in the development of other high-tech products, familiarity with the geographic markets for such products, experience in developing new markets, and existing relationships with global OEMs.

         The Company is also actively seeking other strategic partners to assist in the commercialization of its lithium-ion polymer technology and has had discussions with a number of globally prominent companies in this regard, although there can be no assurance as to the consummation of any such strategic alliances. In February 1997, the Company retained the advisory services of Chase Manhattan Bank to assist the Company in seeking suitable Korean strategic partners.

         During March 1996, a benchtop continuous flow coating/laminating line -- referred to above as the Demonstration Manufacturing Facility ("DMF") -- was installed by the Company. This line will be used to further define the Company's manufacturing technology, to sharpen manufacturing cost estimates, produce market test samples and then serve as the initial production facility for battery cells which will be manually assembled into battery packs for Original Equipment Manufacturer ("OEMs"). The Company has already begun multi-cell configuration designs for battery packs of two specific electronic devices of two OEMs . Thereafter, based on design data obtained from the DMF, the Company must successfully construct a pilot manufacturing line reflecting the cost, quality, reliability, and performance required for the various target market applications. It is anticipated that the pilot manufacturing line and associated equipment will cost approximately $7.5 million to construct in the 1998 time frame. The pilot manufacturing facility, according to the Company's current strategy, will be located within the Company's existing facility in Plymouth Meeting, Pennsylvania. Ultimately, the pilot manufacturing line would be replaced with a larger scale second tier manufacturing capability. Construction of the pilot manufacturing line will require approximately 12 months. The Company intends to finance the overall estimated $22 million total capital equipment and operating expense required to bring the Company to the initial commercial production stage at approximately the end of 1998 (which $22 million includes the aforementioned estimated $7.5 million cost of the pilot manufacturing line).

         There can be no assurance that the Company will be able to meet the technological objectives and/or satisfy the capital requirements that the Company believes are necessary to convert its battery technology into successful commercial products. There can be no assurance that the Company's products will generate any revenues, will not encounter technical problems when used, will be successfully marketed, will be produced at a competitive cost, or will achieve customer acceptance or, if commercial products are developed and revenues produced, that the Company will be profitable. The likelihood of the success of the Company must be weighed against the problems, expenses, difficulties, complications and delays frequently encountered in developing and marketing a new product.

         The Company believes that the "web" construction of its battery (See "Glossary") is unique compared to other emerging lithium-polymer approaches. It allows the Company to use proven and well understood equipment from the textile and plastics industries. This manufacturing approach presents the flexibility to utilize alternative component chemistries as required to meet specific OEMs' application operating parameters. While the Company is confident that this approach increases the probability of success in commercializing the technology, there can be no assurances of that success.

         While the Company's operating plan seeks to minimize the Company's capital requirements, commercialization of the Company's battery technology will require substantial amounts of additional capital. The Company has thus far successfully raised approximately $8.96 million through the private sale of its securities including $2,400,000 from the Consortium, prior to payment of placement costs of $212,000. There can be no assurances that the incremental capital needed for attaining commercial viability of the Company's battery technology will be obtained (which the Company currently estimates at approximately $22 million). If the Company is unable to raise sufficient capital, it will be forced to curtail research and development expenditures which, in turn, will delay, and could prevent, the completion of the commercialization process. See "Management's Discussion and Analysis -- Liquidity, Capital Resources, and Financial Conditions".

COMPETITION

         Competition in the battery industry is intense. The industry consists of developmental stage companies and major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of the Company, excluding the resources of the Company's Japanese Consortium partners.

         The Company believes that its lightweight, thin, low-cost, high energy, rechargeable battery is uniquely appropriate for the high-growth portable electronics market (notebook computers, cellular telephones and other wireless devices). Longer term, its technology may have significant potential for the emerging Electric Vehicle (EV) market.

         These markets are currently served mainly by Nickel-Cadmium ("NiCd") batteries and Nickel-Metal-Hydride ("NiMH") batteries. NiCd batteries suffer from lower energy density, memory effect, short shelf life, and environmental problems. It is anticipated, however, that NiCd batteries will continue to be a force in the marketplace for the foreseeable future.

         NiMH batteries have a somewhat higher energy density than NiCd batteries. However, they too have a short shelf life and they cost more than NiCd batteries. Liquid electrolyte ("Lithium-Ion") batteries are just now entering the marketplace in significant quantities. These batteries have higher energy density but suffer from short shelf life and higher cost.

         The Company's test data has demonstrated that the Company's lithium metal polymer rechargeable battery test cells offer three to four times the energy density of NiCd batteries, two to three times that of NiMH batteries, and about two times that of lithium-ion batteries. Additionally, the Company believes that its technology and approach to manufacturing offer significantly lower production costs. The competition from these current technologies will be difficult because the products using such technologies are entrenched and produced by large companies such as Sony, Eveready, Sanyo, Duracell and Panasonic that have large resource bases.

         Competition in the high energy density arena comes mainly from other emerging companies such as AER (Air-Zinc), licensees of Bellcore lithium-ion polymer technology, including Ultralife and Valence, Moltech (Li-Metal Polymer) and Poly-Plus (Li-Metal Polymer). A number of these competitors are seeking to move their technologies from the laboratory to commercialization and face similar challenges that the Company faces. The Company believes that its focus on the manufacturing process presents superior commercialization potential, since it has a lower cost potential and can be readily adapted to run various component chemistries including lithium-ion polymer. Additionally, its "web" construction has the inherent ability to provide higher energy densities and to accept future technological advances. The Company believes that its lithium-polymer battery products also will be competitively superior from an environmental point of view because the Company's batteries can be disposed of with less risk of adverse impact on the environment due to the design features and the materials utilized in the Company's product.

RAW MATERIALS

         Certain materials used in the Company's products are available only from a limited number of sources. The industry currently has sufficient capacity to meet the Company's needs. However, there can be no assurances that the currently adequate supply of raw materials will continue.

EQUIPMENT AND FACILITIES

         The Company has outfitted a modern research and development facility with appropriate equipment and instrumentation. At 12,400 square feet, this modern facility has sufficient space to meet the Company's near-term needs, including the DMF and pilot manufacturing line.

EMPLOYEES

         During 1994, the Company hired a new management team and a core technical staff that numbered thirteen full-time employees. The staff has the required expertise in technology, commercialization, process, development, battery engineering, electrochemistry and strategic alliance development. As of March 31, 1997, the Company had a total of fourteen employees, of whom twelve were employed full-time by the Company. The Company anticipates that it will need to hire approximately three technical employees and approximately one management employee in order to advance the Company's research and development efforts and manufacturing scale-up in 1997, and that the Company will have approximately twenty-one to twenty-eight employees by the end of 1997. The Company believes that individuals having appropriate expertise are readily available in the workforce at compensation levels consistent with the Company's business plan and compensation policies.

GOVERNMENT REGULATION, SAFETY, ENVIRONMENTAL COMPLIANCE

         The Company's products incorporate lithium, which is known to cause explosions and fires if not properly handled. Although the Company believes that its batteries do not present safety risks substantially different from those inherent in currently marketed lithium ion batteries, there can be no assurance that safety problems will not develop in the future. The Company intends to incorporate safety policies in its manufacturing processes designed to minimize safety risks, although there can be no assurance that an accident in its facilities will not occur. Any accident, whether occasioned by the use of a battery or the Company's manufacturing operations, could result in significant production delays or claims for damages resulting from injuries, which would adversely affect the Company's operations and financial condition.

         Prior to the commercial introduction of the Company's batteries into a number of markets, the Company will seek to obtain approval of its products by one or more of the organizations engaged in testing product safety, such as Underwriters Laboratories. Such approvals could require significant time and resources from the Company's technical staff and, if redesign were necessary, result in a delay in the introduction of the Company's products.

         Pursuant to the regulations of the United States Department of Transportation ("DOT"), a permit is required to transport lithium across state lines. The International Air Transport Association ("IATA") similarly regulates the international shipment of lithium. Although the Company believes that DOT has granted permits for, and IATA has allowed, the transport of rechargeable lithium-based batteries to be shipped or used by the general public, there can be no assurance that DOT or IATA will grant such a permit to the Company or that changes in such regulations, or in their enforcement, will not impose costly requirements or otherwise impede the transport of lithium. In addition, the DOT and IATA approval processes will require significant time and resources from the Company's technical staff and if redesign were necessary, could delay the introduction of the Company's products.

         Various regulatory agencies will have jurisdiction over the operation of any manufacturing facilities established by the Company. Because of the risks generally associated with the use of lithium, the Company expects rigorous enforcement. No assurance can be given that the Company will not encounter any difficulties in complying with applicable health and safety regulations.

         Federal, state and local regulations impose various environmental controls on the storage, use and disposal of certain chemicals and metals used in the manufacture of lithium-polymer batteries. Although the Company believes its activities will conform to current environmental regulations, there can be no assurances that changes in such regulations will not impose costly equipment or other requirements. Any failure by the Company to adequately control the discharge of hazardous wastes could also subject it to future liabilities.


                           GLOSSARY OF TECHNICAL TERMS

Alkaline Metals.....................  The elements which are in Group 1A of the Periodic Table including lithium, sodium and potassium.

Anode...............................  The electrode in a battery which releases electrons to an external circuit and ions into the electrolyte.

Cathode.............................  The electrode in a battery which accepts electrons from the external circuit and ions from the electrolyte.

Electrolyte.........................  The medium in a battery which provides the ion transport mechanism between the anode and cathode.

Electron............................  An elementary particle having a negative charge.

Energy Density......................  The total quantity of electrical energy in a battery, expressed as a function of volume (e.g., Watt-hours per liter) or weight (e.g., Watt-hours per kilogram).

Ion.................................  An atom or a molecule that has acquired an electrical charge by the loss or gain or electrons.

Laminated Battery...................  A battery composed of thin sheets of anode, electrolyte and cathode that have been bonded together.

Lead Acid Battery...................  A rechargeable battery with electrodes made of lead compounds and with an electrolyte containing acid.

Lithium.............................  A soft, low density alkali earth metal with high electrochemical potential.

Lithium Polymer Battery.............  A battery which has a polymer electrolyte rather than the liquid electrolyte found in conventional batteries.  Also known as "solid state" or "plastic"
                                      batteries.

Lithium Metal Polymer Battery ......  A lithium polymer battery which uses pure lithium foil or lithium alloy foil as the anode and lithiated oxides in the cathode.

Lithium-Ion Polymer Battery ........  A lithium polymer
                                      battery which uses lithiated graphite or
                                      carbon anode rather than lithium metal
                                      foil and lithiated oxides in the cathode.

Memory Effect.......................  The undesirable characteristic of NiCd batteries to lose energy storage capacity on each recharge after a partial discharge.

Polymer.............................  A large molecule that is made by bonding together many smaller identical molecules.

Primary Battery.....................  A battery that is not rechargeable.

Rechargeable Battery................  A battery that, after discharge, may be restored close to the fully charged state by the passage of electric current through the battery in the opposite direction to that of discharge.

Self-Discharge Rate.................  The rate at which a charged battery loses energy while not in use.

Web.................................  A non-woven net composed of thin fibers that have been randomly placed in all directions and bonded together to form an open mesh structure of continuous length.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases a 12,400 square foot research facility and corporate headquarters in a free-standing building at 5115 Campus Drive in Plymouth Meeting, Pennsylvania, near Philadelphia. This facility includes sufficient laboratory and office space to allow the Company to expand its research efforts and to construct its DMF. The lease commenced on November 1, 1994 for a term of 5 years with a base rent of $122,400 per year. Management expects that the facility will be suitable for the Company's currently planned operations. The Company believes that its properties and assets are adequately covered by appropriate insurance.

ITEM 3. LEGAL PROCEEDINGS

         In August 1996 civil actions were commenced against the Company by Richard Perlman, a former director of the Company, and Christy & Viener, former legal counsel to the Company, respectively. The two suits were commenced in the United States District Court for the Southern District of New York. The Company subsequently filed its own lawsuit against Christy & Viener and Mr. Perlman in United States District Court for the Eastern District of Pennsylvania. Mr. Perlman's complaint alleges that he is entitled to monetary damages and specific performance of registration rights relating to certain warrants of the Company that have not been registered and to which he claims entitlement. The Company has declared such warrants and related documents void. Christy & Viener's complaint alleges non-payment of legal fees incurred in connection with the rendering of legal services. The Company believes these actions to be meritless and intends to vigorously defend both actions and to assert all available defenses and counterclaims.

         The Company's lawsuit against Christy & Viener, a New York City law firm, includes claims arising out of Christy & Viener's alleged fraud, legal malpractice and conflicts of interest flowing from the fraudulent issuance of the same warrants that form the basis of Perlman's action. The complaint asserts claims for alleged violations of Federal securities laws, the Racketeer Influenced and Corrupt Organizations Act, and fiduciary duties owed by the law firm and its partners to the Company. The complaint names as defendants: Christy & Viener and William Gray, Steven Berger, and Franklin Viele, each a partner in the firm. The complaint includes similar claims against a fifth defendant, Mr. Perlman as noted above, a former financial advisor to the Company and former member of its Board of Directors, flowing from the fraudulent issuance of warrants to him.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Unless otherwise noted, the figures used in this Item have been adjusted to reflect the effect of the Reverse Stock Split.

MARKET INFORMATION

The Company's Common Stock is traded only in the over-the-counter markets, and "bid" and "asked" price quotations of dealers who make a market in the Common Stock are quoted in the NASD Electronic Bulletin Board. The Company's Common Stock is traded under the symbol "LITH". The following table sets forth certain information with respect to the high and low bid prices for the Company's Common Stock as of the close of each of the four calendar quarters of 1995 and 1996 and as of the last practical date prior to the date of this Report. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. The price listed below have been adjusted to reflect the 1 for 30 reverse stock on February 8, 1996.

                                                                       Bid Prices for Common Stock

                                                                       High             Low
                                                                       ----             ---
1996
Fourth Quarter                                                         $1.8125          $0.6875
Third Quarter                                                          $2.25            $1.125
Second Quarter                                                         $4.625           $2.125
First Quarter                                                          $7.50            $1.50

1995
Fourth Quarter                                                         $11.70           $2.55
Third Quarter                                                          $ 4.20           $1.80
Second Quarter                                                         $ 3.30           $0.90
First Quarter                                                          $ 3.90           $0.90

         As of March 31, 1997, there were approximately 647 holders of record of the Company's Common Stock.

DIVIDEND POLICY

         The Company has never paid cash dividends on its Common Stock and does not presently anticipate paying cash dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for use in the business of the Company for an indefinite period. Payments of dividends in the future, if any, will depend, among other things, on the Company's ability to generate earnings, its need for capital, and its financial condition. Additionally, the Company's ability to pay dividends is limited by applicable state law. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors which will review its dividend policy from time to time.

RECENT SALES OF COMMON STOCK

         Between August 1994 and April 1995, the Company issued and sold 7% convertible promissory notes in the aggregate principal amount of $1,467,750. As of December 1995, $1,167,750 principal amount of notes were converted into 577,961 shares of Common Stock, after giving effect to the reverse split, leaving $300,000 principal amount of notes outstanding. These remaining notes (and related accrued interest) were converted into 152,038 shares of Common Stock, after giving effect to the reverse stock split, during January 1996.

         In August 1995 and October 1995, the Company issued and sold to a group of private investors an aggregate principal amount of $1,000,000 12% convertible promissory notes. On March 29, 1996, the Company entered into the Technology Development Agreement and Stock Purchase Agreement with the Consortium, as discussed above, and such notes, and accrued interest thereon, were converted into 5,617,492 shares of Common Stock of the Company.

         In December 1996, the Company issued and sold to a group of private investors an aggregate principal amount of $800,000 12% convertible promissory notes. On March 29, 1996, the Company entered into the Technology Development Agreement and Stock Purchase Agreement with the Consortium, as discussed above, and such notes, and accrued interest thereon, were converted into 1,385,954 shares of Common Stock of the Company.

         Simultaneous with the March 29, 1996 Technology Development Agreement and a Stock Purchase Agreement the Company sold an aggregate of 631,637 shares of Common Stock to the Consortium for $2,400,000. See "Business -- Business Strategy" and "Management's Discussion and Analysis or Plan of Operation".

         In November 1995, the Company's Board of Directors authorized the issuance of certain shares of the Company's Common Stock to certain employees in exchange for such employees' forgiveness of specified accrued salaries and bonuses. In July and August 1996 the Company completed these transactions which resulted in the issuance of 54,336 shares of Common Stock (the "Restricted Shares") to certain employees in exchange for such employees' forgiveness of approximately $46,466 of accrued salaries and bonuses and in the issuance of 38,416 shares of Common Stock to an officer for $19,208 in cash.

         In 1996, the Company agreed to issue shares of Common Stock to three law firms in payment of agreed upon amounts of legal fees as follows: 31,111 shares in July 1996 for $30,000 in fees; and 323,854 shares in December 1996 for $170,000 in fees. In June 1996 the Company issued a warrant to purchase 600,000 shares of Common Stock exercisable at $0.51 per share in connection with the settlement of litigation. The settlement terms permit the warrantholder to apply a credit of $100,000 to the payment of the warrant's exercise price. The warrantholder exercised the warrant with respect to 196,079 shares in September 1996.

         In 1996, the Company issued an aggregate of 453,575 shares of Common Stock upon the conversion of previously issued shares of convertible preferred stock.

         In October 1996 the Company sold 193,322 shares of stock to a former officer of the Company upon his exercise of stock options at an aggregate exercise price of $96,854.

         In May 1996 the Company issued an aggregate of 1,650,000 warrants to two consultants pursuant to the terms of consulting agreements entered into by the Company.

          There were no underwriters involved in any of the transactions described above. The sales and issuances of Common Stock described above were deemed to be exempt from registration under the Securities Act by Section 4(2) thereof based on the investor's suitability and/or representations furnished by the securityholders.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Prospectus.

GENERAL

         The Company is a development stage company engaged in the business of developing and seeking to commercialize a unique, solid state, lithium polymer rechargeable battery. The Company has generated no revenues and has no commercial operations to date. The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next several years. The Company does not expect to generate any revenues from operations during the fiscal year ending December 31, 1997. The Company believes that its battery technology, which is currently in the prototype development phase, is capable of providing up to four times the performance of current rechargeable batteries. The Company's objective is the commercialization of such technology, inclusive of moving from current laboratory-scale product prototypes and related demonstration manufacturing processes to full scale market introduction, achieving cost-competitiveness, and constructing a large scale manufacturing facility. The Company's product focus is on the rapidly growing portable electronics market segment (notebook and palmtop computers and wireless communications devices).

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

         The Company has financed its operations from December 10, 1993 with convertible debt and private placements of common and preferred stock and has raised approximately $8.96 million, including, most recently, $1.75 million from the October 1996 sale of convertible notes described herein.

         At December 31, 1996, the Company had cash of $1,388,000, prepaid and other current assets of $10,000, fixed assets of $624,000 and other assets of $227,000. The Company's total liabilities were $3,028,000, consisting of accounts payable and accrued expenses in the amount of $1,278,000 and convertible notes due March 24, 1997 in the amount of $1,750,000. The $300,000 plus accrued interest due to holders of the 7% convertible promissory notes at December 31, 1995 was converted into 152,038 shares of Common Stock during January 1996. In addition, the Company converted $1,800,000 of debt plus accrued interest at December 31, 1995 into 7,003,446 shares of Common Stock on March 29, 1996. The Company had a net working capital deficit of $1,630,000 on December 31, 1996.

         The Company's net working capital deficit was reduced by approximately $756,000 from December 31, 1995 to December 31, 1996. The Company's cash and equivalents increased by approximately $1,171,000 from December 31, 1995 to December 31, 1996. This reduction in net working capital deficit and increase in cash is attributable primarily to the Company's sale of convertible notes in October 1996 and the expenditure of cash obtained from equity investments and the sale of such convertible notes to pay operating expenses, which have increased during 1996 as compared to corresponding 1995 primarily for the reasons discussed below in "Results of Operations".

         The Company's stockholder's deficiency was $779,000 at December 31, 1996, after giving effect to an accumulated deficit of $17,722,000 which consisted of $10,857,000 accumulated deficit during the development stage from July 21, 1989 through December 31, 1996 and $6,865,000 accumulated deficit from prior periods. The Company expects to incur substantial operating losses as it continues its commercialization efforts.

         In March 1996, the Company entered into the Technology Development Agreement and Stock Purchase Agreement, discussed in further detail elsewhere in this report, based on the Company's proprietary lithium metal polymer rechargeable battery technology, which agreements, among other things, required that the $1,800,000 due to the holders of the 12% convertible promissory notes, and accrued interest thereon, be converted into 7,003,446 shares of Common Stock. All liens and security interests held by such noteholders were simultaneously released and discharged.

         Under the Technology Development Agreement and Stock Purchase Agreement, the investors provided $2.4 million in equity funding to the Company. In addition, Mitsubishi Materials has provided, and is providing, technical resources to assist the Company in completing the development of its high energy battery to meet specific performance requirements for portable electronics applications. The Technology Development Agreement granted the investors exclusive option rights to license the Company's technology for manufacturing in the Far East and Oceania, and co-exclusive rights along with the Company for manufacturing in Europe and the Americas, where the parties' strategy includes establishing joint ventures for manufacturing operations. The Technology Development Agreement also granted the investors an exclusive option for worldwide distribution and sales of the Company's products. For these considerations and 631,637 shares of the Company's Common Stock (representing a then 4% equity position in the Company as of the closing) the investors paid $2.4 million, prior to payment of placement costs of approximately $212,000.

         In October 1996, the Company completed a bridge financing pursuant to which the Company issued $1.75 million principal amount convertible notes (the "Convertible Notes") to two purchasers (the "Convertible Note Purchasers"). In connection with the issuance of the Convertible Notes, the Company issued 267,176 shares of Common Stock to the Convertible Note Purchasers in October 1996 pursuant to Regulation S under the Securities Act of 1933, as amended ("Regulations S"), the Company issued 66,794 shares plus a warrant to purchase an additional 87,500 shares at an exercise price of $1.31 to the placement agent and paid a $122,500 placement fee, and the Company has subsequently issued to the Convertible Note Purchasers an additional 620,784 shares of Common Stock through March 31, 1997 pursuant to Regulation S in accordance with the terms of the Convertible Notes and related agreements.

         The Company and the Convertible Note Purchasers have placed in escrow 6,201,550 shares of the Company's common stock (the "Escrowed Shares") pursuant to the terms of the Convertible Notes and related agreements. The Escrowed Shares are not considered to be issued and outstanding securities pending actual payment for such shares. The Company did not repay the $1.75 million principal of the Convertible Notes on the March 24, 1997 maturity date and has not repaid the Convertible Notes as of the date of this report. As a result of this nonpayment default: (i) the Convertible Note Purchasers have the right to convert the $1.75 million principal into the Escrowed Shares which would extinguish the indebtedness and (ii) interest on the $1.75 million began to accrue at the rate of ten percent (10%) per annum as of March 24, 1997. Such interest accrues and is payable on September 24, 1997 and at monthly intervals thereafter. The Convertible Note Purchasers have not taken any action to exercise any default remedies as of the date of this report. There can be no assurance that the Convertible Note Purchasers will continue to refrain from exercising available default remedies. The Convertible Note Purchasers' right to convert the $1.75 million principal into the Escrowed Shares and the aforementioned 10% interest terminate upon the earlier of (i) repayment of the Convertible Notes or November 2, 1998. The conversion right is the Convertible Note Purchasers' exclusive remedy in the event of the Company's failure to pay the principal amount of the Convertible Notes. The Convertible Notes, if unpaid on November 2, 1998, are automatically converted into the Escrowed Shares of the Company's common stock. The Convertible Note agreements also provide that the Company issue to the noteholders an additional $8,750 worth of the Company's common stock each week after November 24, 1996 that a registration statement contemplated under the Convertible Note agreements is not filed with the SEC

(based on the value of the common stock at the beginning of each such week less a discount factor). The Company terminated the issuance of these weekly shares as of the Convertible Notes' March 24, 1997 maturity date in accordance with the Company's interpretation of the Convertible Notes and related agreements. The Convertible Note Purchasers have disputed such termination. There can be no assurances that an offering will be successfully concluded to generate proceeds to satisfy the Company's obligations under the Convertible Notes, or that the Company will ever be able to repay the principal amount of the Convertible Notes by March 24, 1997. Consequently, stockholders may incur a substantial dilution of their equity interest if the Convertible Noteholder elect to convert the principal amount of the notes into the Escrowed Shares.

         While the Company's operating plan seeks to minimize the Company's capital requirements, commercialization of the Company's battery technology and repayment of the Company's bridge loan will require substantial amounts of additional capital. Subject to the availability of necessary capital, the Company expects that research and development and production expenses will increase significantly as it continues to advance its battery technology and develop products for commercial applications. The Company's working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of the Company's research and development program, the levels and resources that the Company devotes to the development of manufacturing and marketing capability, technological advances, the status of competitors and the ability of the Company to establish collaborative arrangements with other companies to provide research and development funding to the Company and to manufacture and market the Company's products.

         The Company believes that as of March 31, 1997 it has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately June 1997 based on the Company's current strategies and subject to the uncertainties discussed in this report. The Company does not currently have sufficient cash to achieve all its development and production objectives, including the 1998 installation of the pilot manufacturing line and the repayment of the Convertible Notes. In order to raise sufficient capital for its future growth and repayment of the Convertible Notes, the Company will be required to sell additional debt or equity securities. See "Plan of Operations for the Company."

         There can be no assurances that the capital needed for attaining commercial viability of the Company's battery technology, which the Company currently estimates at $22 million, and repayment of the Company's Convertible Notes can be obtained. If the Company is unable to raise sufficient capital, it will be forced to curtail research and development expenditures which, in turn, will delay, and could prevent, the completion of the commercialization process.


RESULTS OF OPERATIONS

         The Company had no revenues for the years ended December 31, 1996 and 1995. Engineering, research and development expenses were $1,079,000 for the year ended December 31, 1996 compared to $1,080,000 in 1995. Although expenses were virtually unchanged, the Company decreased its internal development staff by one person and increased its contract research activities by approximately $100,000 to continue to accelerate its commercialization efforts.

         General and administrative expenses were $3,216,000 for the year ended December 31, 1996 compared to $1,307,000 in 1995. The increase of $1,909,000 was due to increased legal costs of $1,182,000 associated with the termination of certain investment banking services, the defense and settlement of litigation and preparation of a registration statement related thereto, increased amortization of debt issue costs of $56,000 relating to the 1995 sale of 12% Convertible Promissory Notes and increased amortization of debt issue costs of $438,000 relating to the 1996 sale of the $1,750,000 Convertible Notes, and increased patent and accounting costs offset to a minor extent by discontinuance of a director's consulting agreement and decreased employment costs.

         Interest expense increased to $89,000 (net of interest income of $58,000) for the year ended December 31, 1996 compared to $85,000 (net of interest income of $13,000) in 1995. The increase in interest expense for the comparable periods is primarily attributable to the Company's convertible term notes.

PLAN OF OPERATIONS FOR THE COMPANY

         The Company's strategy is to commercialize its solid-state, lithium-polymer, rechargeable battery with primary focus on high performance portable electronic products (notebook computers, palmtop computers and wireless communications devices). These market segments are large, growing rapidly, and demand high performance batteries with a thin, flat form factor and long run times. There can be no assurance, however, that the Company will be able to achieve the technological breakthroughs that will be necessary in order to ultimately achieve commercialization and/or obtain financings or generate revenues in order to sustain the Company's on-going research and development phase or to undertake the design and construction of the Demonstration Manufacturing Facility discussed herein and other manufacturing-related facilities.

         During 1994, the Company recruited a new management team and a core technical staff with commercialization and battery technology expertise. A modern research facility was leased in late 1994 and product development has continued at an accelerated pace. At March 31, 1997, the management team and technical staff consisted of twelve full-time employees. The staff has the required expertise in technology, commercialization, process development, battery engineering, electrochemistry and strategic alliance development. During 1996 the Company entered into employment agreements with Thomas R. Thomsen as the Company's Chief Executive Officer, David J. Cade as the Company's President and Chief Operating Officer, and Dr. George R. Ferment as the Company's Executive Vice President and Chief Technical Officer.

         The Company's development and commercialization plan currently has the following milestones:

         (i) hand-made cell samples tested by potential strategic partners in 1995 (accomplished);

         (ii) installation of a Demonstration Manufacturing Facility (DMF) continuous flow coating and laminating unit in first quarter of 1996 (accomplished);

         (iii) upgrade of the DMF in late 1996 (accomplished) and distribution of cell samples to potential Original Equipment Manufacturer (OEM) customers in early 1997;

         (iv) complete manual assembly process on the back end of the DMF in late 1997, which would enable initial production of hand made battery packs for OEMs in 1998;

         (v) construction of a larger scale pilot manufacturing line in early 1998 and commencement of trial runs;

         (vi) augmentation of the pilot manufacturing line with an automated backend assembly process in late 1998;

         (vii) bringing the pilot manufacturing line "on line" as a commercial production facility in early 1999; and

         (viii) construction of a second tier manufacturing capability once market demand exceeds initial manufacturing capacity.

The Company estimates that completion of phases (iv) through (vi) through the end of 1998 will cost approximately $22 million in capital expenditures and operating costs. There can be no assurances that the Company will meet these development milestones on the time schedule outlined above.

         During March 1996, a continuous flow coating/laminating line -- referred to previously in this "Plan of Operation" as the Demonstration Manufacturing Facility ("DMF") -- was installed by the Company. This line is being used to further define the Company's manufacturing technology, to sharpen manufacturing cost estimates, and then serve as the initial production facility for battery cells which will be manually assembled into battery packs for Original Equipment Manufacturer ("OEM") customers. Thereafter, based on design data obtained from the DMF, the Company must successfully construct a pilot manufacturing line reflecting the cost, quality, reliability, and performance required for the various target market applications. It is anticipated that the pilot manufacturing line and associated equipment will cost approximately $7.5 million to construct in the 1998 time frame. The pilot manufacturing line, according to the Company's current strategy, will be located within the Company's existing facility in Plymouth Meeting, Pennsylvania. Construction of the pilot manufacturing line will require approximately 12 months. Ultimately, the pilot manufacturing line would be replaced with a larger scale second tier manufacturing line housed in the Company's existing facility, which could be expanded if necessary. During the next twelve months after the date of this report, the Company expects to incur expenses of approximately $2,000,000 for the purchase of equipment based on the Company's current strategies and subject to the uncertainties discussed in this report and the availability of capital. The Company intends to finance the overall estimated $22 million total capital equipment and operating expense required to bring the Company to the initial commercial production stage at approximately the end of 1998 (which $22 million includes the aforementioned estimated $7.5 million cost of the pilot manufacturing facility and $2 million for equipment purchases) by means of private and/or public equity or debt financings during the next two years.

         The Company does not currently have sufficient cash to achieve all its development and production objectives, including the 1998 installation of the pilot manufacturing line and repayment of the Convertible Notes and $2 million for equipment purchases. As noted above (See "Liquidity, Capital Resources, and Financial Condition") the Company believes that as of March 31, 1997 it has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately June 1997 based on the Company's current strategies and subject to the uncertainties discussed in this report. In order to raise sufficient capital for its future growth and repayment of the Convertible Notes discussed above, the Company will be required to sell additional debt or equity securities. Such new capital is planned to be sought from several sources, including strategic partners, although the Company has no commitments for new capital as of the date of this report. The Company is also seeking to raise additional capital for its activities beyond 1997, which may result in further dilution to the Company's existing stockholders. The Company will seek to expand its strategic alliances which would provide capital from joint development programs, license fees or an additional equity investment. Discussions are continuing with companies in Japan, Korea, Europe and the United States. However, there can be no assurances that additional capital will be available to the Company on a timely basis or on acceptable terms. In addition, there can be no assurance that the Company will be able to meet the technological objectives and/or satisfy the capital requirements that the Company believes are necessary to convert battery technology into successful commercial products. There can be no assurance that the Company's products will generate any revenues, will not encounter technical problems when used, will be successfully marketed, will be produced at a competitive cost, or will achieve customer acceptance or, if commercial products are developed and revenues produced, that the Company will be profitable. The likelihood of the success of the Company must be weighed against the problems, expenses, difficulties, complications and delays frequently encountered in developing and marketing a new product.

ITEM 7. FINANCIAL STATEMENTS

         The Company's financial statements, as itemized below, appear in a separate section of this report following Item 13.

         Independent Auditors' Report                                                                           F-2

         Consolidated Financial Statements:

         Consolidated Balance Sheet at December 31, 1996                                                        F-3

         Consolidated Statements of Operations for the Years Ended December 31, 1996
         and 1995 and the Period from July 21, 1989 (Date of Inception) to December 31, 1996                    F-4

         Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the
         Two Years Ended December 31, 1996 and 1995                                                             F-5

         Consolidated Statements of Cash Flows for the Two Years Ended December 31, 1996
         and 1995 and the Period from July 21, 1989 (Date of Inception) to December 31, 1996                    F-6

         Notes to Consolidated Financial Statements                                                     F-7 to F-19

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth information concerning the directors and executive officers of the Company as of the date of this report:

NAME                                        AGE                        POSITION
----                                        ---                        --------
Thomas R. Thomsen                           61                         Chairman of the Board and
                                                                       Chief Executive Officer
Harry Edelson                               60                         Director
Stephen F. Hope                             54                         Director
Ralph D. Ketchum                            70                         Director
Gerald M. Labush                            49                         Director
John D. McKey, Jr.                          53                         Director
David J. Cade                               59                         President and Chief
                                                                       Operating Officer
George R. Ferment                           57                         Executive Vice President
                                                                       of Operations and Chief
                                                                       Technical Officer
William D. Walker                           55                         Treasurer and Chief
                                                                       Financial Officer

         Thomas R. Thomsen was appointed Chief Executive Officer of the Company on May 9, 1996. Mr. Thomsen was elected a director of the Company, effective February 22, 1995, and was elected Chairman of the Board of the Company, effective August 7, 1995. Mr. Thomsen was President of AT&T Technology Systems from 1983 to 1990 and was a director of AT&T Credit Corp., Sandia Corporation and Rennselear Polytechnic Institute from 1984 to 1990. Mr. Thomsen currently serves as a director of Transcript International and the Pioneer Foundation and is on the Executive Committee of the University of Nebraska Technology Park, L.L.C.

         Harry Edelson was elected a director of the Company, effective May 9, 1996. Since July 1984, Mr. Edelson has been the Managing Partner of Edelson Technology Partners ("ETP"), a venture capital fund managing money for six corporations: AT&T, Ford Motor, Paramount Communications, 3-M, Asea Brown Boveri and Cincinnati Bell. ETP has invested in more than 70 companies involved in a wide range of technologies including telecommunications, computers, semi-conductors, specialty chemicals and environmental. Mr. Edelson has served as a Director of Advanced Oxygen Technology since 1990.

         Stephen F. Hope currently serves as a director of the Company and was a President, Chairman of the Board and Treasurer of the Company from October 1990 through April 1994. He is a director of Lithion Corporation, a wholly-owned subsidiary of the Company. Mr. Hope has an ongoing consulting arrangement with the Company with respect to the battery technology that is being developed by the Company. He received a B.A. from Dartmouth University in 1965 and is a member of the Society of Manufacturing Engineers and the Society of Photo-Finishing Engineers. Mr. Hope was a Director and the President of Hope Industries, Inc., a previously wholly-owned subsidiary of the Company, from 1985 through December 1993. Hope Industries, Inc. filed for reorganization under the Bankruptcy Code in April 1993 and its Plan of Reorganization was confirmed on May 6, 1994.

         Ralph D. Ketchum was elected a director of the Company, effective July 1, 1994. He has been President of RDK Capital, Inc. ("RDK Capital") since January 1987. RDK Capital is the general partner of RDK Capital Limited Partnership, an investment limited partnership. Mr. Ketchum served as Chief Executive Officer and Chairman of the Board of Heintz Corporation ("Heintz"), a majority owned subsidiary of RDK Capital Limited Partnership. In August 1993, Heintz filed for protection under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court of the Eastern District of Pennsylvania. Mr. Ketchum was Senior Vice President and Group Executive of the Lighting Group, General Electric Company from 1980 to 1987. He also serves as a director of Metropolitan Savings Bank, Oglebay-Norton Corporation, Thomas Industries and Pacific Scientific, Inc.

         Gerald M. Labush was elected a director of the Company, effective December 6, 1995. Since 1979, he has been an attorney in private practice at the law offices of Gerald M. Labush in New York City.

         John D. McKey, Jr. was elected a director of the Company, effective September 8, 1995. He has since September 1993, been a partner at the law firm of McCarthy, Summers, Bobko & McKey, P.A., and, from June 1986 to September 1993, was a partner at Kohn, Bobko, McKey & Higgins, P.A. Mr. McKey currently serves as a director of Publishing Company of North America and Consolidated Capital of North America, Inc..

         David J. Cade was appointed President and Chief Operating Officer of the Company in May 1996. Mr. Cade served as the Company's Vice President of Marketing from August 1994 to May 1996 and was elected as an officer in October 1994. Mr. Cade has over thirty years of experience in senior business development, marketing, and sales in global telecommunications systems, electronics and information technologies. From February 1988 to October 1992, Mr. Cade was Vice President of Marketing and Business Development for COMSAT Systems Division and from October 1992 until April 1994, Mr. Cade was Vice President of Sales and Marketing at Interdigital Communications Corporation, a Philadelphia company that manufactures wireless telephone systems for customers worldwide. Previously, Mr. Cade held managerial positions with AT&T, Martin Marietta (now Lockheed Martin) and the Department of Defense. Mr. Cade holds an MBA from Syracuse University and an undergraduate degree from the University of Illinois.

         George R. Ferment, Ph.D. was appointed Executive Vice President of Operations and Chief Technical Officer of the Company in May 1996. Dr. Ferment previously served as the Company's Vice President of Technology and Engineering from October 1994 to May 1996 and from March 1994 through October 1994, as Director of Technology Development. Dr. Ferment has over 25 years of technology experience in product and process development with extensive background in plastic and polymer science. His early experience was in research and development of fibers and polymers at Celanese Corporation. Dr. Ferment spent 14 years at GAF/Tarkett Corporation where he rose to the position of General Manager (October 1983 - May 1988). From October 1989 to October 1993, Dr. Ferment was a Group Director of Campbell Soup Company where he had worldwide responsibility for the company's diverse packaging technology development programs. Dr. Ferment received his Master's Degree and Ph.D. in Chemical Engineering from the New Jersey Institute of Technology.

         William D. Walker was elected Treasurer and Chief Financial Officer of the Company, effective September 8, 1995. Mr. Walker was Vice President of Finance of Simon LG Industries, Inc., a manufacturer of machinery for the paper industry, from October 9, 1990 to March 31, 1994. Mr. Walker was, from May 1994 until September 1995, an independent financial consultant, including to the Company (from August, 1994 to his election as Treasurer and Chief Financial Officer). On October 6, 1995, Mr. Walker was elected Chairman of LG Industries, Inc., the successor of Simon LG Industries, Inc.

         The Company's directors hold office until the next annual meeting of the Company's stockholders and until their successors have been duly elected and qualified. The Company's directors do not receive compensation for their services in that capacity.

         Mr. David Hughes voluntarily resigned from the Company's Board of Directors on March 25, 1997 and Mr. Paul Bagley and Mr. L. Wayne Harber voluntarily resigned from the Company's Board of Directors on April 3, 1997. The Company is in the process of identifying candidates to fill these vacancies.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent (10%) of the registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers. Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

         Based solely on the Company's review of the copies of such forms it has received, and written representations from certain reporting persons that they were not required to file a Form 5 for specified fiscal years, the Company believes that all of its officers, directors and greater than ten percent (10%) beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended December 31 1996, except for the following: Ralph D. Ketchum, Gerald M. Labush, John D. McKey, Jr., each a Director of the Company, David Hughes (a former Director of the Company), and William D. Walker, the Company's Treasurer and Chief Financial Officer, filed Forms 5 in January or February 1997, in lieu of Forms 4, to report the conversion of certain notes which were purchased from the Company between August 1995 and December 1995 and converted on March 29, 1996 into the Company's common stock. Stephen F. Hope, a Director of the Company, filed a Form 5 in February 1997 in lieu of a Form 4 to report sales of shares of the Company's common stock during April, May and October 1996 by his father's estate.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation paid by the Company during the three years ended on December 31, 1996 to (i) the Chief Executive Officer of the Company and (ii) all other executive officers of the Company, or any of its subsidiaries, who were serving in such capacity on December 31,

1996 and received total salary and bonus in excess of $100,000 during fiscal year 1996 (collectively, "Named Executive Officers"). Unless otherwise noted, the figures used in this "Executive Compensation" section have been adjusted to reflect the effect of the Company's one-for-thirty reverse stock split.


                           SUMMARY COMPENSATION TABLE


                                           Annual Compensation                    Long-Term Compensation
                                                                                        Awards
Name and Principal             Year                Salary          Bonus          Securities Underlying
Position                                                                          Options/SARs (#)
---------------------------------------------------------------------------------------------------------
Thomas R. Thomsen,             1996                $118,708(2)          0                     413,334(3)
Chairman of the Board of       1995                       0             0                      13,334
Directors and Chief            1994                       0             0                           0
Executive Officer(1)
---------------------------------------------------------------------------------------------------------
David J. Cade, President       1996                $134,711             0                     189,314(5)
and Chief Operating            1995                $125,000       $11,000                     266,667
Officer(4)                     1994                $ 45,413             0                      66,667
---------------------------------------------------------------------------------------------------------
George R. Ferment, Exec.       1996                $126,474             0                     221,370(7)
Vice President of              1995                $120,000       $28,000                     200,001
Operations and Chief           1994                 $94,385             0                     133,333
Technical Officer(6)
---------------------------------------------------------------------------------------------------------

(1) Thomas R. Thomsen was appointed Chief Executive Officer of the Company on May 9, 1996.

(2) Based on Mr. Thomsen's annual salary of $185,000 as provided for in his employment agreement dated May 5, 1996. Mr. Thomsen has volunteered to defer his annual salary until further notice. The Company has been accruing the full amount.

(3) Mr. Thomsen was granted 13,334 (post-split) stock options on February 22, 1995 exercisable at $3.00 per share (post-split). These 13,334 stock options were cancelled on February 8, 1996 and replaced the same day with a grant of 13,334 stock options exercisable at $0.90 per share in connection with the repricing of directors' options. (See "Executive Compensation - Stock Option Repricing" for details). On May 9, 1996, Mr. Thomsen was granted 400,000 stock options exercisable at $2.5625 per share pursuant to Mr. Thomsen's employment agreement.

(4) David J. Cade was appointed the Company's President and Chief Operating Officer on May 9, 1996.

(5) Mr. Cade was granted 133,333 stock options on July 24, 1996 at an exercise price of $1.33 and 55,981 stock options on December 11, 1996 at an exercise price of $0.78.

(6) George R. Ferment was appointed the Company's Executive Vice President of Operations and Chief Technical Officer on May 9, 1996.

(7) Dr. Ferment was granted 133,333 stock options on July 24, 1996 at an exercise price of $1.33 and 88,037 stock options on December 11, 1996 at an exercise price of $0.78.

OPTION GRANTS IN FISCAL YEAR 1996

         The following table sets forth stock options granted to each of the Named Executive Officers during fiscal year 1996 to purchase shares of Common Stock (including options repriced during fiscal year 1996).


                            NUMBER OF
                           SECURITIES          % OF TOTAL OPTIONS/
                           UNDERLYING            SARS GRANTED TO         EXERCISE         MARKET PRICE
                          OPTIONS/SARS            EMPLOYEES IN            OR BASE          ON DATE OF          EXPIRATION
        NAME             GRANTED (#)(1)          FISCAL YEAR(2)        PRICE ($/Sh.)      GRANT ($/Sh.)           DATE
        ----             --------------          --------------        -------------      -------------           ----
-------------------------------------------------------------------------------------------------------------------------
Thomas R.                        13,334                    1.3%              $0.90               $0.90          2/22/05
Thomsen(3)                      400,000                   37.9%            $2.5625             $2.5625           5/9/06
-------------------------------------------------------------------------------------------------------------------------
David J. Cade(4)                133,333                   12.7%              $1.33               $1.33          7/24/06
                                 55,981                    5.3%              $0.78               $0.78         12/11/06
-------------------------------------------------------------------------------------------------------------------------
George R. Ferment(5)            133,333                   12.7%              $1.33               $1.33          7/24/06
                                 88,037                    8.4%              $0.78               $0.78         12/11/06
-------------------------------------------------------------------------------------------------------------------------


(1) The Company's stock option plans contain provisions for the acceleration of vesting rights upon the occurrence of certain events.

(2) The percentage of total options granted to each of the Named Executive Officers takes into account stock options issued to directors as well as those issued to employees. (See "Executive Compensation -- Directors Stock Option Plan" for details).

(3) Mr. Thomsen was granted 400,000 stock options on February 22, 1995 exercisable at $0.10 per share. On February 8, 1996, these options were cancelled and replaced with 13,334 new options with an exercise price of $0.90 per share. (See "Executive Compensation -- Directors Stock Option Plan"). These options are exercisable in equal amounts annually over four years beginning on February 22, 1995. In addition, on May 9, 1996, the Company granted Mr. Thomsen an additional 400,000 stock options at an exercise price of $2.5625 per share in connection with his Employment Agreement. All of these options became exercisable in 1996.

(4) Mr. Cade was granted 133,333 stock options on July 24, 1996 at an exercise price of $1.33 per share (exercisable in three equal amounts on July 24, 1996, July 24, 1997 and July 24, 1998) and 55,981 stock options on December 11, 1996 at an exercise price of $0.78 per share (exercisable in equal amounts on December 11, 1996, December 11, 1997, December 11, 1998 and December 11, 1999).

(5) Dr. Ferment was granted 133,333 stock options on July 24, 1996 at an exercise price of $1.33 per share (exercisable in three equal amounts on July 24, 1996, July 24, 1997 and July 24, 1998) and 88,037 stock options on December 11, 1996 at an exercise price of $0.78 per share (exercisable in equal amounts on December 11, 1996, December 11, 1997, December 11, 1998 and December 11, 1999).

OPTIONS EXERCISED AND OPTIONS OUTSTANDING

         The following table sets forth information with respect to (i) options exercised by each of the Named Executive Officers in fiscal year 1996 (none) and
(ii) the number and value of options held by each of the Named Executive Officers at the end of fiscal year 1996. The calculations to determine the unexercised value of options held at December 31, 1996 are based on the closing "bid" price of $.96875 per share of Common Stock on December 31, 1996.

             AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 1996 AND
                       DECEMBER 31, 1996 OPTION/SAR VALUES

                                                                      NUMBER OF
                                                                      SECURITIES                VALUE OF
                                                                      UNDERLYING                UNEXERCISED IN THE
                                                                      UNEXERCISED               MONEY OPTIONS/SARs
                                                                      OPTIONS/SARs AT FY-       AT FY-END ($)
                        SHARES                                        END (#)                   EXERCISABLE/
                        ACQUIRED ON             VALUE                 EXERCISABLE/              UNEXERCISABLE
NAME                    EXERCISE (#)            REALIZED ($)          UNEXERCISABLE
----                    ------------            ------------          -------------
-------------------------------------------------------------------------------------------------------------------
Thomas R.
Thomsen                      0                       0                 403,333/10,001           $229/$688

-------------------------------------------------------------------------------------------------------------------
David J. Cade                0                       0                 191,775/164,206          $11,809/$10,217
-------------------------------------------------------------------------------------------------------------------
George R.
Ferment                      0                       0                 166,457/221,581          $11,030/$17,047
-------------------------------------------------------------------------------------------------------------------


STOCK INCENTIVE PLAN

         In February 1994 the Board of Directors of the Company established the 1994 Stock Incentive Plan (the "Stock Plan") to aid the Company in attracting, retaining and motivating officers and key employees, whether or not they are directors of the Company, and consultants and other advisors to the Company by providing them with incentives for making significant contributions to the growth and profitability of the Company. In February 1994, Majestic Hopes, LLC, as the majority stockholder of the Company at that time, approved the adoption of the Stock Plan and on February 8, 1996 ratified an amendment to the Stock Plan, increasing from 1,333,333 to 2,666,667 (after giving effect to the 1 for 30 reverse stock split on February 8, 1996) the number of shares available for issuance of awards granted under the Stock Plan. The Stock Plan terminates in February 2004.

         Set forth below is a brief description of the principal features of the Stock Plan.

         The Stock Plan authorizes the Company to grant stock options, both incentive stock options (within the meaning of Section 422 of the Internal Revenue Code) and non-qualified stock options, SARs and awards payable in stock, restricted stock or cash. All of such awards may be granted singly, in combination or in tandem, or in substitution for awards granted previously under the Stock Plan or any other Stock Plan of the Company. In addition, the Stock Plan permits the Company to extend dividend equivalency rights to awards made thereunder. The payment or exercise of any awards, including stock options, under the Stock Plan may be conditioned on the satisfaction of various criteria, such as the achievement of specific business objectives, attainment of growth rates and other comparable measurements of the Company's performance. It is expected that, while some or all of the awards referred to above may be made from time to time, the Company will principally grant stock options pursuant to the Stock Plan.

         The Stock Plan makes available a maximum of 2,666,667 shares of the Company's Common Stock for issuance for awards granted under the Stock Plan. The aggregate number of shares of Common Stock which may be the subject of an award for any participant may not exceed 666,667 shares in any fiscal year. Shares related to awards (or portions thereof) that are forfeited, canceled, terminated, expire unexercised, surrendered in exchange for other awards, or settled in cash in lieu of shares or in any other manner such that shares covered by an award are not and will not be issued, shall be restored to the total number of shares available for issuance pursuant to awards granted under the Stock Plan. As of December 31, 1996, there were outstanding options with respect to 1,744,010 shares of Common Stock under the Stock Plan. As of December 31, 1996, options with respect to 1,154,894 shares of Common Stock were fully vested.

         The Stock Plan provides that, in the event of a stock split, stock dividend, combination or reclassification of shares, recapitalization, merger or similar event, proportional adjustments will be made in (a) the number of shares of the Company's Common Stock (i) reserved for issuance under the Stock Plan,
(ii) available for options or other awards and (iii) covered by outstanding awards, (b) the prices related to outstanding awards, and (c) the appropriate fair market value and other price determinations for such awards. In addition, equitable adjustments will be made in the event of any other change affecting the Company's Common Stock or any distribution (other than normal cash dividends) to stockholders of the Company.

         The Stock Plan provides that it shall be administered by a committee designated by the Board of directors, and consist of at least two directors who are not officers or employees of the Company or any of its subsidiaries. The committee that administers the Stock Plan (the "Stock Plan Committee") currently consists of Mr. Ketchum. A vacancy in this committee currently exists as the result of Mr. Harber's resignation from the Board. The Stock Plan Committee has the sole authority, among other things, to grant awards; determine the term, conditions and limitations of awards; establish rules, procedures, regulations and guidelines relating to the Stock Plan generally and to interpret the Stock Plan and award agreements entered into pursuant to the Stock Plan. The Stock Plan Committee may also effect the continuation, acceleration or modification of awards under the Stock Plan in certain circumstances including events that might constitute a change in control of the Company.

         Generally, a Stock Plan participant may exercise or receive payment of an award only while employed by or associated with the Company or a subsidiary of the Company, except that, under some circumstances, and subject to restrictions and limitations imposed by the Stock Plan Committee, the Stock Plan Committee may permit exercise by, or payment to, participants who have retired or become disabled, or who otherwise have had their employment or association terminated. In addition, if a participant dies while still employed or associated with the Company or a subsidiary thereof, the estate, and heirs or beneficiaries of the deceased participant may, subject to restrictions and limitations imposed by the Stock Plan Committee, exercise or receive payment in respect of awards held by the participant at the time of death. In general, awards granted under the Stock Plan are not assignable or transferable by a participant, except under the limited circumstances contemplated by the Stock Plan.

         The exercise price of an option granted under the Stock Plan will be not less than the fair market value of the Company's Common Stock on the date of grant. The exercise price of an option must be paid in full in cash at the time of exercise, or, if permitted by the Stock Plan Committee, may be paid in whole or in part by (a) tendering shares of Common Stock or surrendering another award granted under the Stock Plan or another benefit Stock Plan of the Company, (b) delivering a promissory note issued by the participant to the Company containing terms and conditions determined by the Stock Plan Committee or (c) any other means acceptable to the Stock Plan Committee. In order to enable the Company to satisfy any tax payment obligations resulting from any exercise of, or other payment on, an award under the Stock Plan, the Company has the right, among other things, to withhold an appropriate amount from such payment or to withhold an appropriate number of shares of the Company's Common Stock receivable by the participant for payment thereof.

         The Stock Plan may not, without the approval of the stockholders as set forth therein, be amended to (i) materially increase the aggregate number of shares of the Company's Common Stock that may be issued under the Stock Plan (except for adjustment pursuant to Section 14 of the Stock Plan, as described above) (ii) materially increase the benefits accruing to participants or (iii) materially modify the eligibility requirements of the Stock Plan. The Stock Plan may not be changed in such a way as to alter, impair, amend, modify, suspend or terminate any rights of a participant or any obligations of the Company under any award theretofore granted in any manner adverse to such participant without the consent of such participant.

         No options have been exercised since the Stock Plan was adopted.

COMPENSATION OF DIRECTORS

         Directors receive no cash compensation for serving on the Company's Board of Directors. Each Non-Employee Director receives an option to purchase 13,334 shares of Common Stock as described below under the caption "Directors Stock Option Plan" upon election to the Board.

DIRECTORS STOCK OPTION PLAN

         In August 1995, the Board of Directors adopted the Directors Stock Option Plan (the "Directors Plan") and on February 8, 1996, Majestic Hopes, LLC, as the majority stockholder, ratified the adoption of the Directors Plan. The Directors Plan authorizes the granting of up to 333,333 options. The members of the Committee administering the Directors Plan are Thomas R. Thomsen and Ralph Ketchum. The purpose of the Directors Plan is to aid the Company in attracting, retaining and motivating independent directors by providing them with incentives for making significant contributions to the growth and profitability of the Company. The Directors Plan is designed to accomplish this goal by the granting of stock options, thereby providing participants with a proprietary interest in the growth, profitability and success of the Company.

         Directors of the Company who are not officers or employees of the Company or any subsidiary thereof ("Non-Employee Directors") are eligible to receive grants of stock options pursuant to the Directors Plan. Under the Directors Plan, non-qualified stock options to purchase shares of the Company's Common Stock shall be granted automatically to Non-Employee Directors at the times specified in the Directors Plan. Each Non-Employee Director receives an initial option to purchase 13,334 shares of the Common Stock on the date on which such director first becomes eligible to participate in the Directors Plan. Thereafter, as long as a Non-Employee Director remains eligible to participate in the Directors Plan, such director will receive on the date the Company consummates a joint venture agreement with an investment in the Company of at least $3,000,000, options to acquire up to an additional 20,000 shares. Notwithstanding the foregoing, no stock option shall be granted to any person whose service as a director of the Company has ceased. Mr. Thomsen received 13,334 stock options under the Directors Plan, prior to his employment with the Company. Mr. Thomsen, as Chief Executive Officer, will no longer receive options under the Directors Plan.

         During the fiscal year ended December 31, 1996, Harry Edelson and L. Wayne Harber, upon their election to the Company's Board, each were granted 13,334 stock options, which vest in equal increments over four years. In addition, the 13,334 options held by Paul Bagley, David H. Hughes, Ralph D. Ketchum, Gerald M. Labush, John D. McKey and Thomas R. Thomsen under the Directors Plan were repriced on February 8, 1996 to $.90. See "Stock Option Repricing" for details.

         The exercise price of any stock option granted pursuant to the Directors Plan is the fair market value of the Common Stock on the date of grant. As of December 31, 1996, there were outstanding options under the Directors Plan with respect to 106,672 shares of Common Stock, which have exercise prices ranging from $.90 per share to $2.56 per share and options with respect to 29,998 shares of Common Stock are fully vested as of December 31, 1996.

STOCK OPTION REPRICING

         In February 1996, stock options which had previously been granted to the then directors of the Company were cancelled and new options were reissued at $.90 per option, the fair market value of the Common Stock as of the effective date pursuant to the terms and conditions of the Directors Plan. The stock options were repriced in order to sustain the incentivization of the directors since the stock options held by the directors had exercise prices well in excess of the then market price of the Company's Common Stock (ranging rom $2.40 to $9.30). As a result of this stock option repricing, the Company cancelled at total of 106,672 stock options and granted the same number of new stock options at the aforementioned exercise price of $.90 per share.

EMPLOYMENT AGREEMENTS AND CERTAIN EMPLOYEE MATTERS

         On May 9, 1996, the Company entered into a one-year employment agreement with Thomas R. Thomsen pursuant to which Mr. Thomsen is employed as the Company's Chief Executive Officer at an annual salary of $185,000. Mr. Thomsen has voluntarily elected to defer his compensation in the best interests of the Company. Mr. Thomsen shall be eligible to receive a target bonus of up to 40% of his annual salary, the exact amount of such bonus to be determined by the Board of Directors in accordance with performance thresholds to be agreed upon by the Board of Directors and Mr. Thomsen. Mr. Thomsen's employment agreement also provides for the issuance of a ten (10) year non-qualified option to purchase 400,000 shares of the Company's common stock at an exercise price of $2.5625 per share. If Mr. Thomsen's employment is terminated without cause and other than due to disability or death, the Company will be obligated to (i) continue Mr. Thomsen's salary for an additional six (6) months or the remainder of the term on the contract, whichever is longer ("severance period"), (ii) continue for such "severance period" all of Mr. Thomsen's benefits under the Company's medical insurance, disability insurance, life insurance and other benefit plans as are then in effect for executives of the Company, and (iii) accelerate the vesting of all unexercisable options such that upon termination all then exercisable and unexercisable options immediately become exercisable on the date of termination, and all the same shall remain exercisable for a period of three (3) years commencing on the date of termination.

         On July 24, 1996, the Company entered into a one-year employment agreement with David J. Cade pursuant to which Mr. Cade is employed as the Company's President and Chief Operating Officer at an annual salary of $140,000. Mr. Cade shall also be eligible to receive a target bonus of up to 20% of his annual salary, the exact amount of such bonus to be determined by the Board of Directors in accordance with performance thresholds to be agreed upon by the Board of Directors and Mr. Cade. Mr. Cade's employment agreement also provides for the issuance of a ten (10) year incentive option to purchase 133,333 shares of the Company's common stock at an exercise price of $1.33 per share. If Mr. Cade's employment is terminated without cause and other than due to disability or death, the Company will be obligated to (i) continue Mr. Cade's salary for an additional six (6) months or the remainder of the term on the contract, whichever is longer ("severance period"), (ii) continue for such "severance period" all of Mr. Cade's benefits under the Company's medical insurance, disability insurance, life insurance and other benefit plans as are then in effect for executives of the Company, and (iii) in the case of death or disability, the option shall be exercisable to the extent then vested for a period of three years.

         On July 24, 1996, the Company entered into a one-year employment agreement with George R. Ferment pursuant to which Dr. Ferment is employed as the Company's Executive Vice President of Operations and Chief Technical Officer at an annual salary of $130,000. Dr. Ferment shall also be eligible to receive a target bonus of up to 20% of his annual salary, the exact amount of such bonus to be determined by the Board of Directors in accordance with performance thresholds to be agreed upon by the Board of Directors and Dr. Ferment. Dr. Ferment's employment agreement also provides for the issuance of a ten (10) year incentive option to purchase 133,333 shares of the Company's common stock at an exercise price of $1.33 per share. If Dr. Ferment's employment is terminated without cause and other than due to disability or death, the Company will be obligated to (i) continue Dr. Ferment's salary for an additional six (6) months or the remainder of the term on the contract, whichever is longer ("severance period"), (ii) continue for such "severance period" all of Dr. Ferment's benefits under the Company's medical insurance, disability insurance, life insurance and other benefit plans as are then in effect for executives of the Company, and (iii) in the case of death or disability, the option shall be exercisable to the extent then vested for a period of three years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of February 28, 1997 with respect to the equity securities of the Company known by the Company to be beneficially owned by each beneficial owner of more than five percent of the Company's Common Stock, by each current director and Named Executive Officer (as defined in applicable SEC regulations), and by all current directors and executive officers as a group.

Name and Address                        Number of Shares
of Beneficial Owner(1)                  Beneficially Owned(2)                   Percent of Class(2)
-------------------                     ------------------                      ----------------
Thomas R. Thomsen                         406,667(3)                            2.3
---------------------------------------------------------------------------------------------------
Harry Edelson                           1,535,351(4)                            8.7
---------------------------------------------------------------------------------------------------
Stephen F. Hope                         1,926,946(5)                            10.9
---------------------------------------------------------------------------------------------------
Ralph D. Ketchum                           95,955(6)                            *
---------------------------------------------------------------------------------------------------
Gerald M. Labush                          268,319(7)                            1.5
---------------------------------------------------------------------------------------------------
John D. McKey, Jr.                        562,534(8)                            3.2
---------------------------------------------------------------------------------------------------
David J. Cade                             191,775(9)                            1.1
---------------------------------------------------------------------------------------------------
George R. Ferment                         183,124(10)                           1.0
---------------------------------------------------------------------------------------------------
Edelson Technology Partners III         1,532,018                               8.7
---------------------------------------------------------------------------------------------------
Donald C. Taylor                        1,832,500(11)                           9.6
---------------------------------------------------------------------------------------------------
Group III Capital, Inc.                 1,400,000                               7.4
---------------------------------------------------------------------------------------------------
Estate of Henry Hope                    1,509,335(12)                           8.6
---------------------------------------------------------------------------------------------------
All Directors and Officers as a         5,702,742                               31.0
Group (9 persons)+
---------------------------------------------------------------------------------------------------

  *   Less than 1%.
  +   Includes the Company's directors and officers as of March 31, 1997.

(1) The address of each beneficial owner is c/o Lithium Technology Corporation, 5115 Campus Drive, Plymouth Meeting, PA 19462 except for Edelson Technology Partners III: Whiteweld Centre, 300 Tice Boulevard, Woodcliff Lake, NJ 07675; Group III Capital Ventures, Inc. and Donald
         C. Taylor: 475 Park Avenue South, Suite 330, New York, NY 10016.

(2) Includes shares of Common Stock underlying outstanding warrants, options and convertible securities which are exercisable by the beneficial owner with respect to whom the calculation is made, but does not include shares of Common Stock that may not be acquired within 60 days after March 31, 1997 upon the exercise or conversion of warrants, options or convertible securities.

(3)      Consists of options to acquire 406,667 shares of Common Stock.

(4) Includes 1,532,018 shares of Common Stock held by Edelson Technology Partners III, L.P. ("ETP"). Mr. Edelson is a General Partner and significant shareholder of ETP and, therefore, may be deemed to be the beneficial owner of the Company's Common Stock held by ETP. Mr. Edelson also has 3,333 options to acquire 3,333 shares of Common Stock.

(5) Consists of 193,334 shares of Common Stock held by Hope Lithographic Enterprises, Inc. The Estate of Henry Hope owns 51%, and Stephen F. Hope owns 36.5%, of the outstanding capital stock of Hope Lithographic Enterprises, Inc., and therefore both may be deemed to be the beneficial owners of the

         Company's stock held by that entity; 1,316,001 shares of Common Stock owned by the Estate of Henry Hope; and 417,611 shares of Common Stock held by Stephen Hope.

(6)      Includes options to acquire 6,667 shares of Common Stock.

(7)      Includes options to acquire 3,333 shares of Common Stock.

(8)      Includes options to acquire 3,333 shares of Common Stock.

(9)      Consists of options to acquire 191,775 shares of Common Stock.

(10)     Consists of options to acquire 183,124 shares of Common Stock.

(11) Includes approximately 1,400,000 shares of Common Stock underlying a warrant beneficially owned by Group III Capital, Inc., an entity controlled by Mr. Taylor, and 192,500 shares of Common Stock held by a limited partnership controlled by Mr. Taylor.

(12) Consists of 193,334 shares of Common Stock held by Hope Lithographic Enterprises, Inc. The Estate of Henry Hope owns 51%, and Stephen F. Hope owns 36.5%, of the outstanding capital stock of Hope Lithographic Enterprises, Inc., and therefore both may be deemed to be the beneficial owners of the Company's stock held by that entity; and 1,316,001 shares held by Hazel Hope, as Executrix of the Estate of Henry Hope.

CHANGES IN CONTROL

         Pursuant to the terms of the Convertible Notes issued in connection with the Company's $1.75 million bridge loan financing (see -- "Description of Business -- Overview and Recent Developments"), the Company may be required to issue up to 6,201,550 shares of the Company's Common Stock to the Convertible Note Purchasers depending on the occurrence of certain contingencies as discussed above. These shares (referred to above as the "Escrowed Shares") are not considered issued and outstanding and are currently in an escrow account. These shares are issuable to the Convertible Note Purchasers in the event the Convertible Note Purchasers elect to convert their Convertible Notes into the Escrowed Shares of the Company's Common Stock. See "Description of Business -- Overview and Recent Developments" for details. Based on the number of shares outstanding at March 31, 1997, the Convertible Note Purchasers could beneficially own in the aggregate (though they are not affiliated with each other) as much as 28.7% of the Company's Common Stock, as calculated in accordance with Rule 13d, which may be deemed to constitute a potential change in control of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Between August 1994 and April 1995, the Company issued and sold 7% convertible promissory notes in the aggregate principal amount of $1,467,750. As of December 1995, $1,167,750 principal amount of notes were converted into 577,961 shares of Common Stock, after giving effect to the reverse split, leaving $300,000 principal amount of notes outstanding. These remaining notes and accrued interest thereon were converted into 152,038 shares of Common Stock, after giving effect to the reverse stock split, during January 1996. Mr. Labush, a director of the Company, and Mr. Hughes, a former director, purchased a portion of the promissory notes.

         In August 1995 and October 1995, the Company issued and sold to a group of private investors an aggregate principal amount of $1,000,000 12% convertible promissory notes. On March 29, 1996, the Company entered into the Technology Development Agreement and Stock Purchase Agreement with the Consortium, as discussed above, and such notes, and accrued interest thereon, were converted into 5,617,492 shares of Common Stock of the Company. Mr. McKey, a director of the Company, Mr. Hughes, a former director, and Mr. Walker, the Treasurer and Chief Financial Officer of the Company, purchased a portion of such convertible notes offering. See "Security Ownership of Directors and Officers".

         In December 1995, the Company issued and sold to a group of private investors an aggregate principal amount of $800,000 12% convertible promissory notes. On March 29, 1996, the Company entered into the Technology Development Agreement and Stock Purchase Agreement with the Consortium, as discussed above, and such notes, and accrued interest thereon, were converted into 1,385,954 shares of Common Stock of the Company. Messrs. Ketchum and Labush, directors of the Company, and Mr. Walker, the Treasurer and Chief Financial Officer of the Company, purchased a portion of such convertible notes offering. See "Security Ownership of Directors and Officers".

CONSULTING AGREEMENTS

         Effective December 10, 1993, the Company entered into a consulting agreement with Stephen F. Hope, pursuant to which the Company agreed to employ Mr. Hope as an independent consultant at a rate of $150,000 per year, of which compensation at the rate of only $50,000 per year shall be payable until such time as the Company has sufficient capital. If, at any time in the future, the Company has sufficient capital to employ Mr. Hope as a consultant at a rate of $150,000 per year, Mr. Hope will not be entitled to any back compensation for the difference between his $150,000 stated per annum consulting salary and the $50,000 actually paid him during any such year. Mr. Hope will only act as a battery technology consultant for so long as the Board of Directors determines his services to be necessary. No consulting services were rendered by Mr. Hope during 1995 and 1996 and no compensation has been paid to Mr. Hope for such periods.

         From December 1993 through April 1995, Matthew Stuart & Co., Inc. ("Matthew Stuart") provided certain consulting and advisory services to the Company. For these services, Matthew Stuart has been paid approximately $112,000 exclusive of commissions and accrued amounts in connection with various private placements. Matthew Stuart, Robert Pfeffer (a former principal in Matthew Stuart) and Richard Perlman (a former principal in Matthew Stuart) commenced litigation against the Company claiming they were also entitled to further fees and certain warrants. The Company has disputed the issuance of these warrants to Matthew Stuart, Mr. Pfeffer, and Mr. Perlman, and the Company has declared the 1993 warrant agreement and related warrant documents void. The Company has settled the litigation with Matthew Stuart and Mr. Pfeffer. The litigation between the Company and Mr. Perlman is continuing. See "Legal Proceedings" for details. Mr. Perlman served as a director of the Company from July 1994 until his resignation in September 1995. Effective April 1995, the Company terminated any continuing relationship with Matthew Stuart. On June 20, 1996, the Company entered into a Settlement Agreement with Matthew Stuart and Mr. Pfeffer thereby terminating that litigation and pursuant to which the Company issued a warrant entitling Mr. Pfeffer to purchase up to 600,000 shares of the Company's Common Stock.

         On May 9, 1996, the Company entered into a Consulting Agreement with former director Donald C. Taylor who provides investment advisory services, shareholder relations and related consulting services to the Company. As consideration for such services, Mr. Taylor will receive $7,000 a month over the term of the Consulting Agreement. The Consulting Agreement is for a period of one year and is automatically renewable for not more than two additional years unless either party to the Agreement provides notice to the contrary. In addition, in consideration for past and prospective services provided to the Company by Group III Capital, Inc., of which Mr. Taylor is the President and a director, the Company issued to Group III Capital, Inc. a warrant to purchase 1,500,000 shares of the Company's Common Stock at an exercise price of $1.54 per share. Mr. Taylor served as a director of the Company from August 1995 to May 1996.

         In 1995 and 1996 the Company paid $36,000 and $75,000, respectively to William D. Walker for services rendered to the Company as Treasurer and Chief Financial Officer. Mr. Walker does not receive a salary from the Company.

STOCK OPTIONS

         As of December 31, 1996, the Company has issued and outstanding stock options to purchase 1,857,770 shares of the Company's Common Stock, comprised of
(a) options to acquire 106,672 shares pursuant to the Directors Stock Option Plan (the "Directors Plan") (See "Executive Compensation--Directors Stock Option Plan" for details), (b) options to acquire 1,744,014 shares pursuant to the 1994 Stock Incentive Plan (the "Stock Plan") (See "Executive Compensation--Stock Incentive Plan" for details), and (c) 7,084 options granted to consultants.

         Pursuant to the Majority Consent of Stockholders dated February 8, 1996, the following directors each exchanged options to purchase 13,334 shares of Common Stock, previously granted to each of them by the Company, for the same number of options to be granted under the Directors Plan at a purchase price of $0.90 per share, with vesting schedules substantially similar to the vesting schedules of the surrendered options: Messrs. Paul Bagley; Anthony B.
Fisher; David H. Hughes; Ralph D. Ketchum; John D. McKey, Jr.; Donald C. Taylor and Thomas R. Thomsen. Mr. Taylor has since waived his rights to such options.

         In 1995, the Board of Directors approved the exchange by each employee, including executive officers holding options under the Company's 1994 Stock Incentive Plan of such outstanding options for new options with an exercise price of $0.03 per share (without giving effect to the subsequent reverse stock split). The Board of Directors determined such exchange to be appropriate in order to sustain the incentivization of all of its employees since the outstanding options had exercise prices well in excess of the then market price of the Company's Common Stock. As a condition for such repricing, such new options (including such options which had been exchange for vested options) do not become exercisable until the later of July 1, 1996 (with respect to options which had been vested previously) or the original vesting schedule of such options. As a result of this stock option repricing, the Company cancelled a total of 780,000 stock options having exercise prices in excess of the then market price of the Company's Common Stock and granted the same number of new stock options at the aforementioned $0.90 exercise price per share ($0.03 without taking into account the reverse stock split).

         During 1995 and 1996, the Company issued options to purchase its Common Stock to the following executive officers in the amounts listed in parenthesis next to each executive officer's name: Thomas R. Thomsen (413,334); David J. Cade (355,981); Dr. George R. Ferment (388,038); Susan M. Gustafson (126,668); and William D. Walker (66,668).

CERTAIN EMPLOYEE MATTERS

         In November 1995, the Company's Board of Directors authorized the issuance of certain shares of the Company's Common Stock to certain employees in exchange for such employees' forgiveness of specified accrued salaries and bonuses. In July and August 1996 the Company completed these transactions which resulted in the issuance of 54,336 shares of Common Stock (the "Restricted Shares") to certain employees in exchange for such employees' forgiveness of approximately $46,466 of accrued salaries and bonuses and in the issuance of 38,416 shares of Common Stock to an officer for $19,208 in cash.

OTHER COMPENSATION

         In connection with assisting the Company in its efforts in 1995 to restructure its finances, Anthony B. Fisher, a former director of the Company, and Group III Capital, Inc., of which Donald C. Taylor, a former director of the Company, is a principal stockholder, were paid consulting fees of $118,550 and $205,725, respectively, plus a warrant to be issued to Mr. Fisher with respect to 57,858 shares of Common Stock.

         In connection with the Company's $1.75 million bridge loan in October 1996, the Company paid a placement fee of $122,500 to Stone Pine Atlantic, L.L.C. Paul Bagley and L. Wayne Harber, each a former director of the Company, and John D. McKey, Jr., a current director have a financial interest in Stone Pine, L.L.C.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following Exhibits are filed as part of this Report:

         3.1      Certificate of Incorporation.(3)

         3.2      By-Laws, as amended.(3)

         4.1      Specimen Common Stock Certificate.(3)

         4.2      Credit Agreement dated August 3, 1995 between the Company and various Note Holders specified therein.(6)

         4.3      Credit Agreement dated December 1, 1995 between the Company and various Note Holders specified therein.(6)

         10.1     Memorandum of Agreement dated February 9, 1989, among Trinity American Corporation, Lithion,
                  Industries, Coastal Leasing and Investments, Inc., Hope Lithographic Enterprises, Inc., Henry F.
                  Hope and Stephen F. Hope, with Amendment dated May 24, 1989.(3)

         10.2     Stock for Debt Exchange Agreement dated as of October 10, 1991 among the Company, Stephen
                  F. Hope and Hazel Hope as Executrix of the Estate of Henry Hope.(4)

         10.3     Exchange Agreement and Patent Assignment among Industries, Henry Hope and Stephen F.
                  Hope.(3)

         10.4     Exchange Agreement and Patent Assignment among Lithion, Stephen F. Hope and Henry Hope, dated July 20, 1989.(3)

         10.5     Stock Purchase Agreement, dated as of November 17, 1993, by and among Stephen F. Hope, the
                  Estate of Henry Hope, and Majestic Hopes, L.L.C., as amended on December 10, 1993.(3)

         10.6     Stockholders Agreement, dated as of December 10, 1993, among Stephen F. Hope, Hope
                  Technologies, Inc., and Majestic Hopes, L.L.C.(3)

         10.7     Reserved.

         10.8     1994 Stock Incentive Plan, as amended.(1)

         10.9     Directors Stock Option Plan.(1)

         10.10    Agreement, dated as of May 31, 1994, by and among Stephen F. Hope, Hope Industries, Inc., Hope
                  Technologies, Inc., and Majestic Hopes, L.L.C.(3)

         10.11    Consulting Letter Agreement, dated December 10, 1993, between Majestic Hopes, L.L.C. and
                  Stephen F. Hope.(3)

         10.12    Employment Agreement, dated July 24, 1996, between David Cade and the Company.(8)

         10.13    Employment Agreement, dated July 24, 1996, between George Ferment and the Company.(8)

         10.14*   Technology Development Agreement, dated March 29, 1996, between Mitsubishi Materials
                  Corporation, Mitsui & Co., Ltd. and the Company.(6)

         10.15    Stock Purchase Agreement, dated March 29, 1996, between Mitsubishi Materials Corporation,
                  Mitsui & Co., Ltd. and the Company.(6)  (without exhibits)

         10.16    Form of Stock Option Agreement relating to the Company's 1994 Stock Incentive Plan, as amended.(6)

         10.17    Form of Stock Option Agreement relating to the Company's Directors Stock Option Plan.(6)

         10.18    Lease Agreement, dated July 22, 1994, between PMP Whitemarsh  Associates and the Company and Addendum thereto dated July 22, 1994.(6)

         10.19    Consulting Agreement, dated January 18, 1995, between Mitsubishi Trust and Banking Corporation and the Company.(6)

         10.20    Agreement between the Company and Coastal Leasing & Investment, Inc. dated November 1,
                  1994.(6)

         10.21    Agreement dated June 6, 1994, by and among Stephen F. Hope, Hope Industries, Inc., Lithion
                  Corporation, Hope Technologies, Inc., Trinity American Corporation, with amendments dated
                  November 1, 1994.(6)

         10.22    Separation Agreement, dated August 7, 1995 between James A. Elsner and the Company.(6)

         10.23    Agreement and Plan of Merger of Lithium Technology Corporation (a Nevada corporation)
                  and Lithium Technology Corporation (a Delaware corporation) dated February 28, 1996.(1)

         10.24    Warrant to Purchase Common Stock issued to Robert Pfeffer dated June 20, 1996.(6)

         10.25    Agreement of Settlement and Release, dated June 20, 1996, by and between Matthew Stuart & Co., Inc.,
                  Robert Pfeffer and the Company.(7)

         10.26    Employment Agreement, dated May 9, 1996, between Thomas R. Thomsen and the Company.(7)

         10.27    Stock Option Agreement, dated May 9, 1996, between Thomas R. Thomsen and the Company.(7)

         10.28    Consulting Agreement, dated May 9, 1996, between Donald Taylor and the Company.(7)

         10.29    Warrant to Purchase Common Stock issued to Group III Capital, Inc. dated May 9, 1996.(7)

         10.30    Warrant to Purchase Common Stock issued to Nanele Services, Inc., dated May 9, 1996.(7)

         10.31    Stock Option Agreement, dated July 24, 1996, between David Cade and the Company.(8)

         10.32    Stock Option Agreement, dated July 24, 1996, between George Ferment and the Company.(8)

         10.33    Form of Restricted Stock Agreement relating to the Company's 1994 Stock Incentive Plan.(7)

         10.34    Form of Convertible Note Purchase Agreement dated October 23, 1996 between the Company and the Purchasers.(9)

         10.35    Form of Convertible Note dated October 23, 1996 issued by the Company.(10)

         10.36    Form of Stock Purchase Agreement dated October 23, 1996 between the Company and the
                  Purchasers.(11)

         10.37    Form of Stock Purchase Agreement dated October 23, 1996 between the Company and the
                  Placement Agent.(12)

         10.38    Form of Warrant Agreement dated October 23, 1996 between the Company and the Placement
                  Agent.(13)

         10.39    Form of Registration Rights Agreement dated October 23, 1996 between the Company and the
                  Placement Agent.(14)

         10.40    Letter Agreement dated February 5, 1997 between the Company and Chase Manhattan Bank.

         21.1     List of Subsidiaries.(2)

         99.1     Press Release dated October 14, 1996.(15)

         99.2     Press Release dated October 28, 1996.(15)

(1) Incorporated herein by reference to the exhibits contained in the Company's Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, dated January 19, 1996.

(2) Incorporated herein by reference to the exhibits contained in the Company's Post-Effective Amendment No. 9 to the Registration Statement on Form SB-2, File No. 33-9323 N.Y., which was filed with the Securities and Exchange Commission on January 6, 1995.

(3) Incorporated herein by reference to the exhibits contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.

(4) Incorporated herein by reference to the exhibits contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.

(5) Incorporated herein by reference to the exhibits contained in the Company's Report on Form 8-K, dated November 23, 1994.

(6) Incorporated herein by reference to the exhibits contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1995.

(7) Incorporated herein by reference to the exhibits contained in the Company's Registration Statement on Form SB-2, File No. 333-08143, which was filed with the Securities and Exchange Commission on July 15, 1996.

(8) Incorporated herein by reference to the exhibits contained in the Company's Quarterly Report on Form 10- QSB for the quarter ended June 30, 1996.

(9) Incorporated herein by reference to Exhibit 10.29 contained in the Company's Report on Form 8-K, dated October 25, 1996.

(10) Incorporated herein by reference to Exhibit 10.30 contained in the Company's Report on Form 8-K, dated October 25, 1996.

(11) Incorporated herein by reference to Exhibit 10.31 contained in the Company's Report on Form 8-K, dated October 25, 1996.

(12) Incorporated herein by reference to Exhibit 10.32 contained in the Company's Report on Form 8-K, dated October 25, 1996.

(13) Incorporated herein by reference to Exhibit 10.33 contained in the Company's Report on Form 8-K, dated October 25, 1996.

(14) Incorporated herein by reference to Exhibit 10.34 contained in the Company's Report on Form 8-K, dated October 25, 1996.

(15) Incorporated herein by reference to the exhibits contained in the Company's Report on Form 8-K, dated October 25, 1996.

(b)      Reports on Form 8-K:
         8-K during 10/1/96 - 12/31/96 and thereafter

         1. Form 8-K Report, dated October 25, 1996 with respect to Item 5 of such Report.

         2. Form 8-K Report, dated November 25, 1996 with respect to Item 9 of such Report.

         3. Form 8-K Report, dated December 20, 1996 with respect to Item 5 of such Report.

         4. Form 8-K Report, dated December 24, 1996 with respect to Item 9 of such Report.

         5. Form 8-K Report, dated January 14, 1997, with respect to Item 9 of such Report.

         6. Form 8-K Report, dated February 4, 1997, with respect to Item 9 of such Report.

         7. Form 8-K Report, dated February 25, 1997, with respect to Item 9 of such Report.

         8. Form 8-K Report, dated March 18, 1997, with respect to Item 9 of such Report.

         9. Form 8-K Report, dated April 8, 1997, with respect to Item 9 of such Report.

*    Subject to order for confidential treatment as to certain portions thereof.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LITHIUM TECHNOLOGY CORPORATION



Date:    April 15, 1997             By:        /s/ THOMAS R. THOMSEN
                                             -----------------------
                                             Thomas R. Thomsen
                                             Principal Executive Officer
                                             and Chairman of the Board



                                    By:        /s/ WILLIAM D. WALKER
                                             -----------------------
                                             William D. Walker
                                             Principal Financial Officer
                                             and Treasurer

                  In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons and in the capacities and on the dates indicated.

Signature                                            Title                              Date
---------                                            -----                              ----
/s/ Thomas R. Thomsen                       Chairman of the                             April 15, 1997
------------------------                    Board
Thomas R. Thomsen

/s/ Harry Edelson                           Director                                    April 15, 1997
------------------------
Harry Edelson

/s/ Stephen F. Hope                         Director                                    April 15, 1997
------------------------
Stephen F. Hope

/s/ Ralph D. Ketchum                        Director                                    April 11, 1997
------------------------
Ralph D. Ketchum

/s/ Gerald M. Labush                        Director                                    April 14, 1997
------------------------
Gerald M. Labush

/s/ John D. McKey, Jr.                      Director                                    April 10, 1997
------------------------
John D. McKey, Jr.


                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                                DECEMBER 31, 1996

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                PAGE

Independent Auditors' Report                                                        F-2

Consolidated Financial Statements:

     Consolidated Balance Sheet at December 31, 1996                                F-3

     Consolidated Statements of Operations for the Years
       Ended December 31, 1996 and 1995 and the Period from
       July 21, 1989 (Date of Inception) to December 31, 1996                       F-4

     Consolidated Statements of Changes in Stockholders' Equity
       (Deficiency) for the Years Ended December 31, 1996 and 1995                  F-5

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1996 and 1995, and the Period from July 21,
       1989 (Date of Inception) to December 31, 1996                                F-6

     Notes to Consolidated Financial Statements                              F-7 to F-19

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Lithium Technology Corporation and Subsidiary
       (Development Stage Companies)

We have audited the consolidated balance sheet of Lithium Technology Corporation and subsidiary (Development Stage Companies) as of December 31, 1996, the related consolidated statements of operations and cash flows for the years ended December 31, 1996 and 1995 and for the period July 21, 1989 (date of inception) to December 31, 1996, and the related consolidated statements of changes in stockholders' equity (deficit) for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lithium Technology Corporation and subsidiary (Development Stage Companies) as of December 31, 1996 and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and for the period July 21, 1989 (date of inception) to December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the financial statements, the Company is a development stage company, has suffered recurring losses from operations and needs significant additional financing to repay existing indebtedness and to continue the development of its technology. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                WISS & COMPANY, LLP

Woodbridge, New Jersey
January 22, 1997

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1996






                                     ASSETS

CURRENT ASSETS:
    Cash and equivalents                                                   $  1,388,000
    Prepaid expenses and other current assets                                    10,000
                                                                           ------------
         Total Current Assets                                                                 $1,398,000

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
    DEPRECIATION OF $363,000                                                                     624,000
OTHER ASSETS:
    Restricted cash                                                              65,000
    Debt issue costs, less accumulated amortization of $438,000                 142,000
    Security deposits                                                            20,000
                                                                           ------------
                                                                                                 227,000
                                                                                              ----------
                                                                                              $2,249,000
                                                                                              ----------
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
    Convertible notes payable                                              $  1,750,000
    Accounts payable and accrued expenses                                     1,046,000
    Accrued salaries                                                            232,000
                                                                           ------------
        Total Current Liabilities                                                             $3,028,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY):
    Undesignated preferred stock:
      Authorized 100,000 shares, issued and outstanding - None                       --
    Common stock, par value $.01 per share:
        Authorized - 50,000,000 shares
        Issued and outstanding - 17,108,000 shares                              171,000
    Additional paid-in capital                                               16,772,000
    Accumulated deficit                                                      (6,865,000)
    Deficit accumulated during development stage                            (10,857,000)
                                                                           ------------
        Total Stockholders' Equity (Deficiency)                                                 (779,000)
                                                                                              ----------
                                                                                              $2,249,000
                                                                                              ----------

See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION

                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                                    Period From
                                                                                                   July 21, 1989
                                                                        Year Ended                   (Date of
                                                                       December 31,                Inception) to
                                                              -----------------------------         December 31,
                                                                  1996              1995               1996
                                                              -----------        ----------        ------------
                                                                                                   (Unaudited)
COSTS AND EXPENSES:
    Engineering, research and development                     $ 1,079,000       $ 1,080,000       $  3,713,000
    General and administrative                                  3,216,000         1,307,000           6,959,000
    Interest expense, net of interest income of $58,000
      (1996) and $13,000 (1995)                                    89,000            85,000             185,000
                                                              -----------       -----------        ------------
                                                                4,384,000         2,472,000          10,857,000
                                                              -----------       -----------        ------------

NET LOSS                                                      $(4,384,000)      $(2,472,000)       $(10,857,000)
                                                              -----------        ===========        ============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                                  14,029,000         6,923,000
                                                              ===========        ==========

NET LOSS PER SHARE                                            $      (.31)       $     (.36)
                                                              ===========        ==========


See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                    Series B and Series C
                                                                  Convertible Preferred Stock     Class A Common Stock
                                                                  ---------------------------    ---------------------
                                                                      Shares       Amount          Shares      Amount
                                                                     -------       ------        ---------    --------
BALANCES AT DECEMBER 31, 1994                                         23,336        $--          3,333,333    $ 10,000

YEAR ENDED DECEMBER 31, 1995:
   Issuance of common stock:
     Upon conversion of convertible
        preferred stock                                               (6,394)        --                 --          --
     Upon conversion of 7% convertible promissory notes
       and accrued interest thereon                                       --         --                 --          --
     Upon exercise of warrants                                            --         --                 --          --
     Recapitalization of common stock
       (Note 7)                                                           --         --         (3,333,000)    (10,000)
   Net loss                                                               --         --                 --          --
                                                                     -------        ---          ---------    --------

BALANCES AT DECEMBER 31, 1995                                         16,942         --                 --          --

YEAR ENDED DECEMBER 31, 1996:
   Issuance of common stock:
     Upon conversion of convertible
        preferred stock                                              (16,942)        --                 --          --
     Upon conversion of 7% convertible
       promissory notes and accrued interest
       ($20,000) and related costs of $41,000                             --         --                 --          --
     Upon conversion of 12% convertible
       promissory notes and accrued interest
       thereon of $100,000 net of related costs
       of $218,000                                                        --         --                 --          --
     For cash -
       From consortium, net of placement costs
        of $212,000                                                       --         --                 --          --
       Upon exercise of stock options                                     --         --                 --          --
       Other                                                              --         --                 --          --
     In payment of accrued salaries and accounts payable                  --         --                 --          --
     Upon exercise of warrants                                            --         --                 --          --
     In connection with costs relating to the issuance of
       10% convertible notes                                              --         --                 --          --
   Issuance of warrants for services rendered                             --         --                 --          --
   Issuance of warrants in settlement of litigation                       --         --                 --          --
   Net loss                                                               --         --                 --          --
                                                                     -------        ---          ---------    --------
BALANCES AT DECEMBER 31, 1996                                             --        $--                 --    $     --
                                                                     =======        ===          =========    ========

                                                                     Class B Common Stock                Common Stock
                                                                  --------------------------        -------------------------
                                                                    Shares           Amount          Shares           Amount
                                                                  ---------         --------        ----------       --------
BALANCES AT DECEMBER 31, 1994                                      3,249,000        $ 10,000                --       $     --

YEAR ENDED DECEMBER 31, 1995:
   Issuance of common stock:
     Upon conversion of convertible
        preferred stock                                              341,000           1,000                --             --
     Upon conversion of 7% convertible promissory notes
       and accrued interest thereon                                  500,000           1,000                --             --
     Upon exercise of warrants                                       120,000           1,000                --             --
     Recapitalization of common stock
       (Note 7)                                                   (4,210,000)        (13,000)        7,543,000         75,000
   Net loss                                                               --              --                --             --
                                                                  ----------        --------        ----------       --------

BALANCES AT DECEMBER 31, 1995                                             --              --         7,543,000         75,000

YEAR ENDED DECEMBER 31, 1996:
   Issuance of common stock:
     Upon conversion of convertible
        preferred stock                                                   --              --           454,000          4,000
     Upon conversion of 7% convertible
       promissory notes and accrued interest
       ($20,000) and related costs of $41,000                             --              --           152,000          2,000
     Upon conversion of 12% convertible
       promissory notes and accrued interest
       thereon of $100,000 net of related costs
       of $218,000                                                        --              --         7,004,000         70,000
     For cash -
       From consortium, net of placement costs
        of $212,000                                                       --              --           632,000          7,000
       Upon exercise of stock options                                     --              --           193,000          2,000
       Other                                                              --              --            38,000             --
     In payment of accrued salaries and accounts payable                  --              --           434,000          4,000
     Upon exercise of warrants                                            --              --           196,000          2,000
     In connection with costs relating to the issuance of
       10% convertible notes                                              --              --           462,000          5,000
   Issuance of warrants for services rendered                             --              --                --             --
   Issuance of warrants in settlement of litigation                       --              --                --             --
   Net loss                                                               --              --                --             --
                                                                  ----------        --------        ----------       --------
BALANCES AT DECEMBER 31, 1996                                             --        $     --        17,108,000       $171,000
                                                                  ==========        ========        ==========       ========











                                                                                                          Deficit
                                                                                                        Accumulated
                                                                   Additional                             During
                                                                    Paid-In          Accumulated        Development
                                                                    Capital            Deficit             Stage
                                                                  -----------        -----------        ------------
BALANCES AT DECEMBER 31, 1994                                     $10,220,000        $(6,865,000)       $ (4,001,000)

YEAR ENDED DECEMBER 31, 1995:
   Issuance of common stock:
     Upon conversion of convertible
        preferred stock                                                (1,000)                --                  --
     Upon conversion of 7% convertible promissory notes
       and accrued interest thereon                                 1,050,000                 --                  --
     Upon exercise of warrants                                        254,000                 --                  --
     Recapitalization of common stock
       (Note 7)                                                       (52,000)                --                  --
   Net loss                                                                --                 --          (2,472,000)
                                                                  -----------        -----------        ------------

BALANCES AT DECEMBER 31, 1995                                      11,471,000         (6,865,000)         (6,473,000)

YEAR ENDED DECEMBER 31, 1996:
   Issuance of common stock:
     Upon conversion of convertible
        preferred stock                                                (4,000)                --                  --
     Upon conversion of 7% convertible
       promissory notes and accrued interest
       ($20,000) and related costs of $41,000                         277,000                 --                  --
     Upon conversion of 12% convertible
       promissory notes and accrued interest
       thereon of $100,000 net of related costs
       of $218,000                                                  1,612,000                 --                  --
     For cash -
       From consortium, net of placement costs
        of $212,000                                                 2,181,000                 --                  --
       Upon exercise of stock options                                  95,000                 --                  --
       Other                                                           19,000                 --                  --
     In payment of accrued salaries and accounts payable              260,000                 --                  --
     Upon exercise of warrants                                         98,000                 --                  --
     In connection with costs relating to the issuance of
       10% convertible notes                                          520,000                 --                  --
   Issuance of warrants for services rendered                         175,000                 --                  --
   Issuance of warrants in settlement of litigation                    68,000                 --                  --
   Net loss                                                                --                 --          (4,384,000)
                                                                  -----------        -----------        ------------
BALANCES AT DECEMBER 31, 1996                                     $16,772,000        $(6,865,000)       $(10,857,000)
                                                                  ===========        ===========        ============


See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                    Period from
                                                                                        Year Ended                 July 21, 1989
                                                                                        December 31,            (Date of Inception)
                                                                                 --------------------------      to December 31,
                                                                                     1996          1995               1996
                                                                                 -----------    -----------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $(4,384,000)   $(2,472,000)       $(10,857,000)
   Adjustments to reconcile net loss to net cash flows from
     operating activities:
        Depreciation                                                                 185,000        167,000             362,000
        Amortization of debt issue costs                                             494,000        179,000             739,000
        Common stock issued in lieu of interest                                       87,000             --             112,000
        Fair value of warrants and option granted for services rendered               83,000             --             121,000
        Common stock issued to certain persons for services provided                 100,000             --             206,000
        Expenses paid by shareholder on behalf of Company                                 --             --              79,000
        Changes in operating assets and liabilities:
           Prepaid expenses and other current assets                                  44,000        (30,000)             (5,000)
           Security deposits                                                              --             --             (20,000)
           Accounts payable and accrued expenses                                     684,000         94,000           2,012,000
           Due to related parties                                                   (327,000)       160,000            (118,000)
                                                                                 -----------    -----------        ------------
               Net cash provided by (used in) operating activities                (3,034,000)    (1,902,000)         (7,369,000)
                                                                                 -----------    -----------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                              (156,000)            --            (736,000)
   Restricted cash                                                                   (18,000)       183,000             (65,000)
   Other                                                                                  --             --              94,000
                                                                                 -----------    -----------        ------------
               Net cash provided by (used in) investing activities                  (174,000)       183,000            (707,000)
                                                                                 -----------    -----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net advances repayable only out of proceeds of public offering                         --             --             471,000
   Proceeds received upon issuance of common stock                                 2,207,000             --           3,239,000
   Proceeds received from issuance of preferred stock, net of related
     costs                                                                                --             --             100,000
   Proceeds received upon exercise of  options and warrants,
     net of costs                                                                     97,000        343,000             569,000
   Net advances by former principal stockholder                                           --             --             321,000
   Proceeds from sale of convertible debt                                          2,266,000      1,760,000           5,374,000
   Debt issue costs                                                                 (191,000)      (273,000)           (610,000)
                                                                                 -----------    -----------        ------------
               Net cash provided by financing activities                           4,379,000      1,830,000           9,464,000
                                                                                 -----------    -----------        ------------
NET CHANGE IN CASH AND EQUIVALENTS                                                 1,171,000        111,000           1,388,000

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                              217,000        106,000                  --
                                                                                 -----------    -----------        ------------
CASH AND EQUIVALENTS, END OF YEAR                                                $ 1,388,000    $   217,000        $  1,388,000
                                                                                 ===========    ===========        ============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Contribution to capital by former principal stockholder                       $        --    $        --        $  3,659,000
                                                                                 ===========    ===========        ============
   Related party debt exchanged for convertible debt                             $        --    $        --        $    321,000
                                                                                 ===========    ===========        ============
   Exchange of indebtedness to former principal
     stockholder for common stock                                                $        --    $        --        $    445,000
                                                                                 ===========    ===========        ============
   Issuance of common stock for services and accrued salaries                    $   264,000    $        --        $    352,000
                                                                                 ===========    ===========        ============
   Exchange of equipment and accrued rent for common stock                       $        --    $        --        $    271,000
                                                                                 ===========    ===========        ============
   Subordinated notes and related accrued interest
     exchanged for Series A preferred stock                                      $        --    $        --        $  3,300,000
                                                                                 ===========    ===========        ============
   Exchange of convertible debt for convertible preferred stock                  $        --    $        --        $    356,000
                                                                                 ===========    ===========        ============
   Conversion of convertible debt and accrued interest
     into common stock, net of unamortized debt discount                         $ 2,053,000    $ 1,051,000        $  3,268,000
                                                                                 ===========    ===========        ============
   Exchange of advances repayable only out of
     proceeds of public offering for common stock                                $        --    $        --        $    471,000
                                                                                 ===========    ===========        ============
   Deferred offering costs on warrants exercised                                 $        --    $    88,000        $     88,000
                                                                                 ===========    ===========        ============
   Issuance of warrants in settlement of litigation and for services rendered    $   160,000    $        --        $    160,000
                                                                                 ===========    ===========        ============
   Common stock issued for costs related to 10% promissory notes                 $   525,000    $        --        $    525,000
                                                                                 ===========    ===========        ============

See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    -       HISTORY OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES:

                  Lithium Technology Corporation ("LTC") and its wholly-owned subsidiary, Lithion Corporation ("Lithion"), collectively referred to as the "Company", are development stage companies in the process of commercializing a unique, solid-state, lithium-polymer rechargeable battery. The Company is engaged in research and development activities to further develop and exploit this battery technology and also hold various patents relating to such batteries. The Company believes that its battery technology, which is currently in the prototype development phase, is capable of providing up to four times the performance of current rechargeable batteries. The Company's objective is the commercialization of such technology, inclusive of moving from laboratory scale product prototypes and related demonstration manufacturing processes to full scale market introduction, achieving cost competitiveness, and constructing a large scale manufacturing facility. The Company's commercialization focus is on the rapidly growing portable electronics market segment (notebook and palmtop computers and wireless communications devices).

                  The Company has generated no revenues and has no commercial operations to date. The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next several years. The Company does not expect to generate any sales in commercial quantities in the near term.

                  Effective February 1996, the Company's then majority stockholder approved a merger agreement pursuant to which the Company, a Nevada Corporation, merged with a newly formed Delaware corporation in order to reincorporate the Company as a Delaware corporation and effectuate a recapitalization, principally the reverse stock split (see Note 7).

                  ESTIMATES AND UNCERTAINTIES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates.

                  DEVELOPMENT STAGE CORPORATION - The Company and its technologies are currently in the development stage. These technologies are undergoing laboratory testing and manufacturing testing and to date, none have proven in actual operations to be commercially viable. In addition, the Company currently has no capacity for, or experience in, manufacturing lithium-polymer rechargeable batteries in commercial quantities. The Company will attempt to rely upon original equipment manufacturers ("OEMS") who specialize in targeting portable consumer electronics and telecommunication markets to promote market acceptance of their products and

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  provide a reliable manufacturing base. However, the success of using OEMS for manufacturing and promotional support cannot be determined. Further, the Company's products contain lithium, which is known to cause explosions and fires if not properly handled. Although the Company believes their strategies will minimize these risks, there can be no assurance that the Company will ever fully develop their technologies or put them into full scale production in light of the aforementioned circumstances.

                  FINANCIAL INSTRUMENTS - Financial instruments include cash and equivalents, other assets, accounts payable and convertible promissory notes payable. Management believes that the amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The use of alternative valuation assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

                  CONSOLIDATION - As indicated above, the consolidated financial statements include the accounts of LTC and Lithion. All significant intercompany accounts and transactions have been eliminated.

                  CASH AND EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                  PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Furniture and fixtures, computer equipment and software and laboratory equipment are depreciated primarily using the straight-line method over their estimated useful lives of 3 to 7 years. Leasehold improvements are amortized over the period of the respective lease using the straight-line method.

                  CONCENTRATION OF CREDIT RISK - The Company maintains its cash balances in several financial institutions. The accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1996, uninsured balances were approximately $1,242,000.

                  DEBT ISSUE COSTS - Costs related to the issuance of convertible promissory notes are capitalized. Such costs are amortized over the term of the related debt.

                  ENGINEERING, RESEARCH AND DEVELOPMENT - Costs related to new product development and improvement or support of existing products are expensed as incurred.

                  INCOME TAXES - Deferred tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  established when necessary to reduce deferred tax assets to the amount expected to be realized.

                  STOCK OPTIONS - The Company accounts for stock option grants using the intrinsic value based method prescribed by APB Opinion No. 25. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation was recognized in 1996 and 1995.

                  Had compensation cost been based upon the fair value of the option on the date of grants, as prescribed by Statement of Financial Accounting Standards No. 123, the Company's proforma net loss and net loss per share would have been approximately $(6,041,000) ($(.43) per share) in 1996 and $(2,950,000)
                  ($(.43) per share) for the period ended December 31, 1995, using the Black Sholes option pricing model.

                  NET INCOME (LOSS) PER COMMON SHARE - Net income (loss) per common share is based upon the weighted average number of outstanding common shares. The shares issuable upon the exercise of outstanding warrants and options have been excluded since the assumed conversion would be antidilutive due to net losses for all periods presented.

NOTE 2    -       OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT'S PLANS TO
                  OVERCOME :

                  The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next several years. The Company has generated no revenues nor has it had any commercial operations to date and does not expect to generate any revenues from operations during 1997 or in the near term.

                  The Company has experienced liquidity difficulties since inception and in order to continue the development of the Company's technology, needs significant additional financing. The Company has financed its operations since December 1993 with the proceeds from the sale of convertible debt and private placements of common and preferred stock.

                  MANAGEMENT'S PLANS - During 1994, the Company recruited a new management team and a core technical staff with needed commercialization and battery technology expertise. The staff has expertise in technology, commercialization, process development, battery engineering and strategic alliance development. A modern research facility was leased and product development commenced. The Company's operating results to date are solely attributable to research and development activities and general and administrative expenses.

                  Management's operating plan seeks to minimize the Company's capital requirements, but commercialization of the Company's battery technology will require substantial amounts of additional capital. The Company expects that research and development expenses will increase significantly as it continues to advance its battery technology

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  and develop products for commercial applications. The Company's working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of the Company's research and development program, the levels and resources that the Company devotes to the development of manufacturing and marketing capability, technological advances, the status of competitors and the ability of the Company to establish collaborative arrangements with other companies to provide research and development funding to the Company and to manufacture and market the Company's products.

                  The Company has raised approximately $8,960,000 since inception through various sales of convertible debt and common and preferred stock. During 1996, the Company sold a then 4% equity position to a Japanese Consortium for approximately $2,400,000 and also sold 10% convertible promissory notes for $1,750,000 (see Note 7). The Company believes that it only has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately June 1997, based on the Company's current strategies, but excluding repayment of the Company's existing $1.75 million bridge financing.

                  There can be no assurance that the incremental capital needed to attain commercial viability of the Company's battery technology and repay existing indebtedness will be obtained, which the Company currently estimates at approximately $22 million. If the Company is unable to raise sufficient capital, it will be forced to curtail research and development expenditures which, in turn, will delay, and could prevent, the completion of the commercialization process.

                  Reference should be made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein for additional information.

NOTE 3    -       PROPERTY AND EQUIPMENT:

                  Property and equipment at December 31, 1996 is summarized as follows:

                    Laboratory equipment                                  $854,000
                    Furniture and office equipment                          91,000
                    Leasehold improvements                                  41,000
                                                                          --------
                                                                           986,000
                    Less:  Accumulated depreciation and amortization       362,000
                                                                          --------
                                                                          $624,000
                                                                          ========

NOTE 4    -       RELATED PARTY TRANSACTIONS:

                  CONSULTING AGREEMENTS - The Company entered into a consulting agreement with Stephen Hope (its former principal stockholder) in December 1993, effective January 1994. The agreement provided for annual compensation of $50,000 for consulting

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  services in connection with the battery technology for a period to be determined by the Company's Board of Directors and only if the Board determines his services to be necessary. Upon the Company's raising of sufficient additional capital, annual compensation was to be increased to $150,000. The Company paid $44,000 to Stephen Hope during 1994 pursuant to this agreement. No payments were made during 1995. No consulting services were rendered by Mr. Hope during 1996 and 1995; accordingly, no compensation has been paid.

                  From December 1993 through April 1995, the Company had a consulting agreement with an investment banking firm, whose former Executive Vice-President was a former director of the Company. The investment banking firm acted as the Company's financial consultant providing advisory services with respect to raising capital, developing an alliance strategy, resolving outstanding obligations of the Company for periods prior to 1994 and recruiting key executives for the Company. The investment banking firm provided services totaling $21,000 in 1995 and, in April 1995, the Company terminated its relationship with the investment banking firm. In September 1995, the Executive Vice President of the investment banking firm resigned as a director of the Company. See "Legal Proceedings" included elsewhere herein and Note 6 - "Commitments and Contingencies" for information regarding certain claims filed against the Company by this former director and another former principal in the investment banking firm.

                  In connection with assisting the Company in its efforts in 1995 to restructure its finances, a consultant, who is a former director of the Company, and a corporation, whose principal stockholder is also a former director and a stockholder of the Company, earned consulting fees of $119,000 and $206,000, respectively. In May 1996, the Company entered into a one-year consulting agreement with the latter former director who will provide investment advisory services, shareholder relations and related consulting services to the Company. As consideration for such services, such consultant will receive $7,000 a month over the term of the agreement ($56,000 paid during 1996). The agreement is for a period of one year and is automatically renewable for not more than two additional years unless either party provides notice to the contrary. In addition, in consideration for past and prospective services provided to the Company by this former director's corporation, the Company issued to such corporation a warrant to purchase 1,500,000 shares of the Company's Common Stock at an exercise price of $1.54 per share.

                  The Company also paid $75,000 and $36,000 during 1996 and 1995, respectively, to its Treasurer/Chief Financial Officer, also a stockholder, for financial and administrative services provided to the Company.

                  COMMISSIONS - The Company paid $122,500 to a company, whose managing director is a former director of the Company, for services provided relating to the sale of $1,750,000 convertible promissory notes as described in Note 7.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5    -       INCOME TAXES:

                  Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal temporary difference arises from the net operating loss carryforwards and results in a deferred tax asset of approximately $4,238,000 and $2,444,000 at December 31, 1996 and 1995, respectively.

                  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on its recurring net losses, lack of a commercially viable product and it being a development stage company, that a full valuation allowance is appropriate at December 31, 1996 and 1995.

                  A reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate of 34% and the effective tax rate of income (loss) before income taxes is as follows:

                                                                                         Year Ended
                                                                                         December 31,
                                                                                ------------------------------
                                                                                    1996               1995
                                                                                -----------        -----------
                  Computed tax on net loss at federal statutory rate            $(1,452,000)       $  (840,000)

                  State income taxes, net of federal income tax benefits           (342,000)          (200,000)

                  Tax effect of net operating losses not currently usable         1,794,000          1,040,000
                                                                                -----------        -----------

                  Provision (benefit) for income taxes                          $        --        $        --
                                                                                -----------        -----------

                  At December 31, 1996, the Company had net operating loss carryforwards of approximately $10,090,000 expiring in the years 2004 through 2011.

                  Current tax law limits the use of net operating loss carryforwards after there has been a substantial change in ownership (as defined) during a three year period. Due to substantial changes in ownership, the use of the Company's net operating loss carryforwards is limited. As a result, use of net operating losses each year is currently restricted to approximately $3,600,000 ("annual limitation"); unused annual limitations may then be carried forward for the remainder of 15 years from the year the losses were originally incurred.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6    -       COMMITMENTS AND CONTINGENCIES:

                  LEASES - The Company leases its principal operating facility from an unrelated party providing for annual rent of $122,400 through November 1999 and contains an option to renew for an additional 5 years.

                  EMPLOYMENT AGREEMENTS - In 1994, the Company entered into a five year employment agreement with its former President/Chief Executive Officer. The agreement provided for, among other things, annual compensation, bonuses and stock options. Effective August 1995, the President/Chief Executive Officer resigned, received $185,000, and waived all claims against the Company for back pay and accrued bonuses.

                  The Company also has a four year employment agreement with its Director of Research providing for annual compensation of $125,000 through January 1998.

                  In May 1996, the Company entered into a one year employment agreement with its Chief Executive Officer at an annual salary of $185,000 and other incentives, including performance bonuses and stock options. The officer voluntarily elected to defer his compensation and at December 31, 1996 such deferral ($118,000) has been included in accrued payroll in the accompanying financial statements.

                  In July 1996, the Company entered into one year employment agreements with its President/Chief Operating Officer and its Vice-President of Operations/Chief Technical Officer at annual salaries of $140,000 and $130,000, respectively, plus other incentives, including performance bonuses and stock options.

                  See Note 7 for information on certain stock options issued in connection with the employment agreements.

                  LEGAL PROCEEDINGS - In August 1996, civil actions were commenced against the Company by a former director of the Company (Note 4), and by the Company's former legal counsel. The director's complaint seeks monetary damages amounting to approximately $4,500,000 and specific performance of registration rights of certain warrants of the Company that have not been registered and to which he claims entitlement. The Company has declared such warrants and related documents void. Former counsel's complaint alleges non-payment of legal fees for services rendered. The Company has included the unpaid legal fees in accounts payable, however, it believes these actions to be without merit and intends to vigorously defend both actions. Accordingly, the Company has filed its own lawsuit against the former counsel alleging fraud, legal malpractice and conflict of interest flowing from the fraudulent issuance of the aforementioned warrants. In addition, the complaint alleges violations of federal securities laws, the Racketeer Influenced and Corrupt Organizations Act ("RICO") and fiduciary duties owed by counsel to the Company.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  The complaint also includes similar allegations against the former director, flowing from the fraudulent issuance of warrants to him.

NOTE 7    -       STOCKHOLDERS' EQUITY:

                  MERGER AND REVERSE STOCK SPLIT - Pursuant to the January 1996 merger, as described in Note 1, the Company's existing Class A and Class B common stock were combined into a single new class of common stock (the "New Common Stock"). Each 30 outstanding shares of Class A and Class B common stock were automatically converted into one share of New Common Stock, each share of which has one vote. In addition, each outstanding share of Series B and Series C Convertible Preferred Stock was automatically converted into one share of newly issued Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, respectively. Such recapitalization has been reflected in the accompanying consolidated financial statements as if it had occurred on December 31, 1995. Retroactive effect has been given to the weighted average number of shares outstanding for purposes of computing net loss per share.

                  In January 1996, the Company revised its authorized shares of common stock to 50,000,000 and its preferred stock to 100,000, respectively, and changed the par value of its common stock from $.0001 to $.01 per share.

                  PREFERRED STOCK - The Company is authorized to issue up to 100,000 shares of preferred stock, all of which is currently undesignated and may be divided and issued from time to time in one or more series as may be designated by the Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the holders of the preferred stock will be entitled to a liquidation preference over the Common Stock.

                  The preferred stock may be entitled to such dividends, redemption rights, liquidation rights, conversion rights and voting rights as the Board of Directors, in its discretion, may determine, in a resolution or resolutions providing for the issuance of any such stock. Rights granted by the Board of Directors may be superior to those of existing shareholders, (including the right to elect a controlling number of directors as a class). Preferred stock can be issued without the vote of the holders of Common Stock. No shares of preferred stock are outstanding at December 31, 1996.

                  TECHNOLOGY DEVELOPMENT AGREEMENT - In March 1996, the Company entered into a Technology Development Agreement and Stock Purchase Agreement (the "Agreement") with a Japanese Consortium consisting of two multi-billion dollar companies (the "Consortium"), based on the Company's proprietary lithium-polymer rechargeable battery technology. The parties anticipate that this is the first step in a broader strategic alliance for the research and development, production, promotion and distribution of lithium-polymer batteries worldwide. Under the Agreement, the Consortium provided funds and will provide technical resources to assist the

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                  Company in completing the development of its high energy battery to meet specific performance requirements or portable electronics applications. The principal objective is to take the patented technology to the manufacturing scale-up state. For 631,637 shares of the Company's Common Stock (representing a then 4% equity position in the Company), the Consortium paid $2,400,000. In addition, $1,800,000 of convertible promissory notes and related accrued interest were converted into approximately 7,000,000 shares of the Company's common stock in connection with the Agreement.

                  CONVERTIBLE DEBT - During September 1994 through April 1995, the Company sold 7% convertible promissory notes totalling approximately $1,468,000. A total of up to approximately 699,000 shares of the Company's common stock were issuable upon conversion of these notes. Through December 1995 (including 1994), promissory notes totalling $1,168,000 were converted to approximately 578,000 shares of common stock, together with related accrued interest of $48,000. The remaining $300,000 of these promissory notes and related accrued interest of $20,000 was converted to 152,000 shares of common stock in January 1996.

                  During August through October 1995, the Company issued and sold to a group of private investors, including certain Directors and an officer, an aggregate principal amount of $1,000,000 12% convertible promissory notes. Such notes were to mature on August 3, 1996 and were convertible into an aggregate of 30% of the then outstanding common stock of the Company on a fully diluted basis. Such notes, and related accrued interest, were converted into 5,617,000 shares of common stock in connection with the Company's March 1996 transaction with the Japanese Consortium.

                  The Company also issued and sold to a group of private investors, including certain Directors and an officer, an aggregate principal amount of $800,000 in convertible promissory notes in December 1995 ($284,000) and January 1996 ($516,000). Such notes bear interest at 12% per annum, were scheduled to mature in November 1996 and were convertible into 1,333,000 shares of the Company's common stock. The shares issued upon conversion were also adjusted for any additional stock issuances by the Company due to antidilutive provisions. Such notes, and related accrued interest, were converted into 1,386,000 shares of common stock in connection with the Company's March 1996 transaction with the Japanese Consortium (see above - Technology Development Agreement).

                  BRIDGE FINANCING - In October 1996, the Company completed a bridge financing pursuant to which the Company issued $1,750,000 of 10% convertible notes due January 23, 1997 (the "convertible notes") and 267,176 shares of common stock in exchange for $1,750,000 in cash. The Company also issued 66,794 shares of common stock, plus a warrant to purchase an additional 87,500 shares (at an exercise price of $1.31), to the placement agent and also paid a $122,500 commission. The 267,176 shares of common stock were issued in consideration of

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                  the advance of the principal amount of the notes, for other services to be rendered and in payment of all interest expense through the anticipated repayment date in March 1996. These shares and the shares issued to the placement agent (total of 333,970 shares), were recorded at their then fair value totalling $437,500. This cost, together with the commission of $122,500 and other related legal costs have been recorded as debt issue costs. The Company also agreed to issue additional shares of common stock to the Noteholders in the event a registration statement relating to a certain contemplated underwritten public offering is not filed within 30 days of the effective date of the Convertible Note Agreement. As the proposed registration statement was not filed, the Company was required to issue an additional 87,500 shares of common stock to the Noteholders through December 31, 1996, which issuance was recorded at the then current market value per share with a corresponding charge to interest expense. The Company issued 86,762 additional shares of common stock in January 1997 pursuant to such provision.

                  Pursuant to the terms of the Convertible Note Agreements, additional shares were to be issued to the Noteholders in the event of certain post-closing occurrences, including the Company's exercise of its right to extend the maturity date for repayment of the Convertible Notes to March 24, 1997 and/or the Company's failure to repay the Convertible Notes when due. The terms of such agreements allowed the Company two 30-day extensions of the initial January 23, 1997 maturity date, provided the Company issues to the Noteholders $175,000 worth of the Company's common stock (based on the value of the common stock at the time of the extension less a discount factor), for each such extension. In the event that the principal amount of the Convertible Notes is not paid when due the Noteholders may convert the Convertible Notes into as much as $3.5 million worth of the Company's common stock (to be valued as of the date of specified triggering events less a discount factor). In the event of default, commencing on the extended due date of the Convertible Notes and until the time of such conversion, the Company is required to pay the Noteholders 10% interest on the outstanding principal balance of the Convertible Notes. The Noteholders' conversion rights expire upon the earlier of (i) repayment of the Convertible Notes or (ii) November 2, 1998, and such conversion rights are the Noteholders' exclusive remedy in the event of the Company's failure to repay the principal amount of the Convertible Notes. The Convertible Notes, if unpaid on November 2, 1998, are automatically converted into shares of the Company's common stock.

                  See Note 8 for additional information regarding bridge financing.

                  STOCK INCENTIVE PLAN - The Company's Board of Directors adopted the 1994 Stock Incentive Plan (the "1994 Stock Plan") in February 1994. The purpose of the 1994 Stock Plan is to aid the Company in attracting, retaining and motivating officers, key employees, consultants and other advisors of the Company by providing them with incentives for making significant contributions to the growth, profitability and success of the Company. The 1994 Stock Plan shall terminate ten years after its

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                  initial effective date, unless terminated earlier by the Board of Directors. A total of 2,666,667 shares of common stock shall be reserved and available for grants. Stock options permitting the holder to purchase a specified number of shares of common stock will be granted at an exercise price not less than 100% of the fair value of such stock on the date of grant. The stock options may be in the form of an incentive stock option or a non-qualified stock option. Options granted will be cancelled immediately upon termination of the grantee's employment or association with the Company, except in certain situations such as retirement, death or disability.

                  In February 1994, the Company granted to the former President/Chief Executive Officer a ten-year non-qualified stock option to purchase an aggregate of 522,020 shares of common stock at an exercise price of $.50 per share of which 386,645 options vested upon his resignation in August 1995. The expiration date of such options was extended until 90 days following the registration of the underlying shares on a Form S-8 Registration Statement. Such registration statement has not yet been filed.

                  STOCK OPTION REPRICING - In September 1995, the Board of Directors approved the exchange of options held by each employee (including executive officers) under the Company's Stock Plan for new options. The new options provide for an exercise price of $0.03 per share, the then estimated fair market value of the common stock. The Board of Directors determined such change to be appropriate in order to sustain the incentivization of all of its employees. As a condition for such repricing, such new options do not become exercisable until the later of July 1, 1996 or the original vesting schedule of such options. As a result of this stock options repricing, the Company cancelled a total of 780,000 stock options and granted the same number of new stock options at the aforementioned $.03 exercise price per share. Such exercise price was adjusted to $.90 per share, pursuant to the reverse stock split.

                  Options under the 1994 Stock Plan are summarized as follows:


                                                                   Year Ended December 31,
                                                                 --------------------------
                                                                   1996             1995
                                                                 ---------        ---------
                   Options outstanding, beginning of year        1,100,000          816,000
                   Options granted ($.501  - $2.55 per share)      987,000          437,000
                   Options exercised                              (193,000)              --
                   Options cancelled                              (150,000)        (153,000)
                                                                 ---------        ---------
                   Options outstanding, end of year
                      ($.501 -$.2.55 per share)                  1,744,000        1,100,000
                                                                 =========        =========

                   Options available for grant, end of year        923,000        1,567,000
                                                                 =========        =========

                   Options exercisable, end of year              1,155,000          403,000
                                                                 =========        =========

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                  DIRECTORS STOCK OPTION PLAN- In August 1995, the Board of Directors adopted the Directors Stock Option Plan (the "Directors Plan"). The purpose of the Directors Plan is to aid the Company in attracting, retaining and motivating independent directors by providing them with incentives for making significant contributions to the growth and profitability of the Company. The Directors Plan shall terminate ten years after its initial effective date, unless terminated earlier by the Board of Directors. A total of 333,333 shares of the Company's common stock shall be reserved and available for grant. Stock options permitting the holder to purchase a specified number of shares of common stock will be granted at an exercise price equaling the then fair market value of the common stock on the date of grant. Upon the termination of a participant's association with the Company, options granted will remain exercisable for a period of three months or until the stated expiration of the stock option, if earlier.

                  Options under the Directors Plan are summarized as follows:


                                                                             December 31,
                                                                       ------------------------
                                                                         1996            1995
                                                                       -------          -------
                      Options outstanding, beginning of year           107,000          107,000
                      Options granted ($.90 per share)                      --               --
                                                                       -------          -------
                      Options outstanding, end of year
                          ($.90 per share)                             107,000          107,000
                                                                       -------          -------

                      Options available for grant, end of year         226,000          226,000
                                                                       -------          -------

                      Options exercisable, end of year                  30,000               --
                                                                       -------          -------

                  OTHER WARRANTS AND OPTIONS - During 1995, the Company had outstanding 632,833 warrants which entitled the holders thereof to purchase one share of common stock at $2.85 per share, such price being reduced from $4.41 per share by a Board of Directors' resolution in January 1995. During February and March 1995, 120,167 warrants were exercised. The remaining warrants expired March 17, 1995.

                  Warrants are summarized as follows:

                                                                       December 31,
                                                                 -----------------------
                                                                    1996           1995
                                                                 ----------     --------
                    Warrants outstanding, beginning of year             --       633,000
                    Warrants granted ($.51 to $2.56 per share)   2,556,000            --
                    Warrants exercised                            (196,000)     (120,000)
                    Warrants expired                                    --      (513,000)
                                                                 ----------     --------
                    Warrants outstanding, end of year             2,360,000           --
                                                                 ----------     --------
                    Warrants exerciseable, end of year            1,073,000           --
                                                                 ----------     --------

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  During the year ended December 31, 1996, $175,000 was charged to the consolidated statement of operations for compensation in accordance with Statement of Financial Accounting Standards No. 123 and $68,000 was charged as a litigation settlement.

NOTE 8     -      EVENTS SUBSEQUENT TO DATE OF AUDITOR'S REPORT (UNAUDITED):

                  Bridge Financing - As described in Note 7, the Company completed a bridge loan financing in October 1996 pursuant to which the Company issued $1.75 million principal amount convertible notes to two purchasers (the "Convertible Note Purchasers"). Since the sale of the Convertible Notes the Company has issued the Convertible Note Purchasers an additional 620,784 shares of Common Stock through March 31, 1997 in accordance with the terms of the Convertible Note Agreements. In addition, the Company and the Convertible Note Purchasers have placed in escrow an additional 6,201,550 shares of the Company's common stock (the "Escrowed Shares") pursuant to the terms of the Convertible Note Agreements.
                  The Escrowed Shares are not considered to be issued and outstanding securities pending actual payment for such shares. The Company did not repay the $1.75 million principal of the Convertible Notes on the March 24, 1997 maturity date and has not repaid the Convertible Notes as of April 14, 1997. As the result of this nonpayment default: (i) the Convertible Note Purchasers have the right to convert the $1.75 million principal into the Escrowed Shares which would extinguish the indebtedness and (ii) interest on the $1.75 million began to accrue at the rate of ten percent (10%) per annum as of March 24, 1997. Such interest accrued is payable on September 24, 1997 and at monthly intervals thereafter. The Convertible Note Purchasers have not taken any action to exercise any default remedies to date. There can be no assurance that the Convertible Note Purchasers will continue to refrain from exercising available default remedies. The Convertible Note Purchasers' right to convert the $1.75 million principal into the Escrowed Shares and the aforementioned 10% interest terminate upon the earlier of repayment of the Convertible Notes or November 2, 1998. The conversion right is the Convertible Note Purchasers' exclusive remedy in the event of the Company's failure to pay the principal amount of the Convertible Notes.


                  Strategic Adviser Agreement - In February 1997, the Company engaged Chase Manhattan Bank to serve as the Company's exclusive advisor in establishing strategic alliances with Korean companies.