Form 10QSB
period 1997-03-31
LITHIUM TECHNOLOGY CORP
filed 1997-05-09
CIK 804154

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1997:
17,601,418 shares of Common Stock

         Transitional Small Business Disclosure Format (check one):

Yes       No  X
    ---      ---

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX

                                                                                               Page


                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheets - March 31, 1997 and December 31, 1996                      3

         Consolidated  Statements of Operations - Three Months Ended March 31,
                   1997 and 1996, and Period From July 21, 1989 (Date
                   of Inception) to March 31, 1997                                               4

         Consolidated Statements of Changes in Stockholders' Equity (Deficiency) -               5
                        Three Months Ended March 31, 1997

         Consolidated Statements of Cash Flows - Three Months ended March 31, 1997               6
                   and 1996 and Period from July 21, 1989 (Date of Inception) to
                   March 31, 1997

         Notes to Consolidated Financial Statements - March 31, 1997                          7-12


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                     13-17
         RESULTS OF OPERATIONS



                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS - ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                        18-19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS

                                                                                                      March 31,     December 31,
                                             ASSETS                                                     1997            1996
                                                                                                    -------------   ------------
                                                                                                     (Unaudited)

   Cash and equivalents                                                                             $    637,000     $  1,388,000
   Prepaid expenses and other current assets                                                                  --           10,000
                                                                                                    ------------     ------------
           Total Current Assets                                                                          637,000        1,398,000
                                                                                                    ------------     ------------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF
         $404,000 at March 31, 1997 and $363,000 at December 31, 1996                                    583,000          624,000
                                                                                                    ------------     ------------
OTHER ASSETS:
   Restricted cash                                                                                            --           65,000
   Debt issue costs, less accumulated amortization of $438,000 at December 31, 1996                           --          142,000
   Security deposits                                                                                      20,000           20,000
                                                                                                    ------------     ------------
                                                                                                          20,000          227,000
                                                                                                    ------------     ------------

                                                                                                    $  1,240,000     $  2,249,000
                                                                                                    ============     ============
                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Accrued notes payable                                                                            $  1,750,000     $  1,750,000
   Accounts payable and accrued expenses                                                                 992,000        1,046,000
   Accrued salaries                                                                                      184,000          232,000
                                                                                                    ------------     ------------
       Total Current Liabilities                                                                       2,926,000        3,028,000
                                                                                                    ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Undesignated preferred stock:
     Authorized - 100,000 shares, issued and outstanding - None                                               --               --
   Common Stock, par value $.01 per share:
     Authorized - 50,000,000 shares
       Issued and outstanding - 17,601,000 shares at March 31, 1997 and
       17,108,000 shares at December 31, 1996                                                            176,000          171,000
   Additional paid-in capital                                                                         17,222,000       16,772,000
   Accumulated deficit                                                                                (6,865,000)      (6,865,000)
   Deficit accumulated during development stage                                                      (12,219,000)     (10,857,000)
                                                                                                    ------------     ------------
       Total Stockholders' Equity (Deficiency)                                                        (1,686,000)        (779,000)
                                                                                                    ------------     ------------

                                                                                                    $  1,240,000     $  2,249,000
                                                                                                    ============     ============


See accompanying notes to consolidated financial statements

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 Period From
                                                                                July 21, 1989
                                                    Three Months Ended            (Date of
                                                         March 31,              Inception) to
                                           ---------------------------------      March 31,
                                                 1997               1996            1997
                                           ---------------     -------------    -------------
                                             (Unaudited)        (Unaudited)      (Unaudited)
COSTS AND EXPENSES:
   Engineering, research
     and development                         $   344,000        $  256,000      $  4,057,000
   General and administrative                    571,000           655,000         7,530,000
   Interest expense, net of
     interest income                             447,000            56,000           632,000
                                             -----------        ----------      ------------
                                               1,362,000           967,000        12,219,000
                                             -----------        ----------      ------------
NET LOSS                                     $(1,362,000)       $ (967,000)     $(12,219,000)
                                             ===========        ==========      ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDINGS                   17,377,000         8,013,000
                                             ===========        ==========
NET LOSS PER SHARE                           $      (.08)       $     (.12)
                                             ===========        ==========



See accompanying notes to consolidated financial statements

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (DEFICIENCY) - (UNAUDITED)


                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                      Common Stock              Additional                         During
                                               --------------------------        Paid-In        Accumulated      Development
                                                   Shares        Amount          Capital          Deficit           Stage
                                               ------------   ------------    ------------      -----------       -----------
BALANCES AT DECEMBER 31, 1996                    17,108,000       $171,000     $16,772,000      $(6,865,000)     $(10,857,000)

Three months ended
  March 31, 1997:

  Issuance of Common Stock:
    In connection with costs
      relating to the issuance
      of 10% convertible notes                      493,000          5,000         450,000

Net loss                                                                                                           (1,362,000)


                                                 ----------       --------     -----------      -----------      ------------
BALANCES AT MARCH 31, 1997                       17,601,000       $176,000     $17,222,000      $(6,865,000)     $(12,219,000)
                                                 ==========       ========     ===========      ===========      ============


See accompanying notes to consolidated financial statements

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Three Months Ended               Period from
                                                                                     March 31,                   July 21, 1989
                                                                          --------------------------------   (Date of Inception) to
                                                                              1997                1996            March 31, 1997
                                                                          ------------        ------------   -----------------------
                                                                           (unaudited)         (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $ (1,362,000)         $ (967,000)     $(12,219,000)
  Adjustments to reconcile net loss to net cash flows from
     operating activities:
     Depreciation                                                               41,000              43,000           403,000
     Amortization of debt issue costs                                          142,000             225,000           881,000
     Common stock issued in lieu of interest                                   455,000                --             567,000
     Fair value of warrants and option granted for services rendered              --                  --             121,000
     Common stock issued to certain persons for services provided                 --                  --             206,000
     Expenses paid by shareholder on behalf of Company                            --                  --              79,000
     Changes in operating assets and liabilities:
       Prepaid expenses and other current assets                                10,000              46,000             5,000
       Security deposits                                                          --                  --             (20,000)
       Accounts payable and accrued expenses                                  (102,000)            209,000         1,910,000
       Due to related parties                                                     --              (113,000)         (118,000)
                                                                          ------------        ------------      ------------
          Net cash provided by (used in) operating activities                 (816,000)           (557,000)       (8,185,000)
                                                                          ------------        ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                            --               (90,000)         (736,000)
   Restricted cash                                                              65,000                --                  --
   Other                                                                          --                  --              94,000
                                                                          ------------        ------------      ------------
           Net cash provided by (used in) investing activities                  65,000             (90,000)         (642,000)
                                                                          ------------        ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net advances repayable only out of proceeds of public offering                 --                  --             471,000
   Proceeds received upon issuance of common stock                                --             2,188,000         3,239,000
   Proceeds received from issuance of preferred stock,
    net of related costs                                                          --                  --             100,000
   Proceeds received upon exercise of options and warrants,
    net of costs                                                                  --                  --             569,000
   Net advances by former principal stockholder                                   --                  --             321,000
   Proceeds from sale of convertible debt                                         --               516,000         5,374,000
   Debt issue costs                                                               --               (51,000)         (610,000)
                                                                          ------------        ------------      ------------
          Net cash provided by financing activities                               --             2,653,000         9,464,000
                                                                          ------------        ------------      ------------
NET CHANGE IN CASH AND EQUIVALENTS                                            (751,000)          2,006,000           637,000
CASH AND EQUIVALENTS, BEGINNING OF YEAR                                      1,388,000             217,000              --
                                                                          ------------        ------------      ------------
CASH AND EQUIVALENTS, END OF YEAR                                         $    637,000        $  2,223,000      $    637,000
                                                                          ============        ============      ============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Contribution to capital by former principal stockholder                $         --       $         --      $   3,659,000
                                                                          ============        ============      ============
   Related party debt exchanged for convertible debt                      $         --        $         --      $    321,000
                                                                          ============        ============      ============
   Exchange of indebtedness to former principal
       stockholder for common stock                                       $         --        $         --      $    445,000
                                                                          ============        ============      ============
   Issuance of common stock for services and accrued salaries             $                   $         --      $    352,000
                                                                          ============        ============      ============
   Exchange of equipment and accrued rent for common stock                $         --        $         --      $    271,000
                                                                          ============        ============      ============
   Subordinated notes and related accrued interest
       exchanged for Series A preferred stock                             $         --        $         --      $  3,300,000
                                                                          ============        ============      ============
   Exchange of convertible debt for convertible preferred stock           $         --        $         --      $    356,000
                                                                          ============        ============      ============
   Conversion of convertible debt and accrued interest
       into common stock, net of unamortized debt discount                $         --        $  2,201,000      $  3,268,000
                                                                          ============        ============      ============
    Exchange of advances repayable only out of
       proceeds of public offering for common stock                       $         --        $         --      $    471,000
                                                                          ============        ============      ============
    Deferred offering costs on warrants exercised                         $         --        $         --      $     88,000
                                                                          ============        ============      ============
    Issuance of warrants in settlement of litigation
       and for services rendered                                          $         --        $         --      $    160,000
                                                                          ============        ============      ============
    Common stock issued for costs related to 10% promissory notes         $         --        $         --      $    525,000
                                                                          ============        ============      ============


See accompanying notes to consolidated financial statements

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1997

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1996. Operating results for the three month period ended
     March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997 or any interim period.

2.   DESCRIPTION OF BUSINESS

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

     Effective February 1996, the Company's then majority stockholder approved a merger agreement pursuant to which the Company, a Nevada Corporation, merged with a newly formed Delaware corporation in order to reincorporate the Company as a Delaware corporation and effectuate a recapitalization, principally the reverse stock split.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     3.      OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT'S PLANS TO
             OVERCOME:

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

             The Company has raised approximately $8,960,000 since inception through various sales of convertible debt and common and preferred stock. During 1996, the Company sold a then 4% equity position to a Japanese Consortium for approximately $2,400,000 and also sold 10% convertible promissory notes for $1,750,000 (see Note 6). The Company believes that it only has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately June 1997, based on the Company's current strategies, but excluding repayment of the Company's existing $1.75 million bridge financing.

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

             Reference should be made to "Management's Discussion and Analysis or Plan of Operation" included elsewhere herein for additional information.

     4.    PROPERTY AND EQUIPMENT ARE SUMMARIZED AS FOLLOWS:


                                                  March 31,     December 31,
                                                    1997            1996
                                                -------------   ------------
        Laboratory equipment                     $  855,000      $  855,000
        Furniture and fixtures                       91,000          91,000
        Leasehold improvements                       41,000          41,000
                                                 ----------      ----------
                                                    987,000         987,000
        Less: Accumulated depreciation
              and amortization                      404,000         363,000
                                                 ----------      ----------
                                                 $  583,000      $  624,000
                                                 ==========      ==========

     5.    COMMITMENTS AND CONTINGENCIES

           LEASES - The Company leases its principal operating facility from an unrelated party providing for annual rent of $122,400 through November 1999 and contains an option to renew for an additional five years.

           EMPLOYMENT AGREEMENTS - The Company has a four year employment agreement with its Director of Research providing for annual compensation of $125,000 through January 1998.

           In May 1996, the Company entered into a one year employment agreement with its Chief Executive Officer at an annual salary of $185,000 and other incentives, including performance bonuses and stock options. The officer voluntarily elected to defer his compensation and at March 31, 1997 such deferral ($164,958) has been included in accrued payroll in the accompanying financial statements.

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

           LEGAL PROCEEDINGS - In August 1996, civil actions were commenced against the Company by a former director of the Company, and by the Company's former legal counsel. The former director's complaint seeks monetary damages amounting to approximately $4,500,000 and specific performance of registration rights of certain warrants of the Company that have not been registered and to which he claims entitlement. The Company has declared such warrants and related documents void. The complaint of the Company's former counsel alleges non-payment of legal fees for services rendered. The Company has included the unpaid legal fees in accounts payable, however, it believes these actions to be without merit and intends to vigorously defend both actions. Accordingly, the Company has filed its own lawsuit against the former counsel alleging fraud, legal malpractice and conflict of interest flowing from the fraudulent issuance of the aforementioned warrants. In addition, the complaint alleges violations of federal securities laws, the Racketeering Influenced and Corrupt Organization Act ("RICO-") and fiduciary duties owed by counsel to the Company.

        The complaint also includes similar allegations against the former director, flowing from the fraudulent issuance of warrants to him.

6.      STOCKHOLDERS' EQUITY:

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

        The preferred stock may be entitled to such dividends, redemption rights, liquidation rights, conversion rights and voting rights as the Board of Directors, in its discretion, may determine, in a resolution or resolutions providing for the issuance of any such stock. Rights granted by the Board of Directors may be superior to those of existing shareholders, (including the right to elect a controlling number of directors as a class). Preferred Stock can be issued without the vote of the holders of Common Stock. No shares of preferred stock are outstanding at March 31, 1997.

        BRIDGE FINANCING - In October 1996, the Company completed a bridge financing pursuant to which the Company issued $1,750,000 of 10% convertible notes due January 23, 1997 (the "Convertible Notes") and 267,176 shares of common stock in exchange for $1,750,000 in cash. The Company also issued 66,794 shares of common stock, plus a warrant to purchase an additional 87,500 shares (at an exercise price of $1.31), to the placement agent and also paid a $122,500 commission. The 267,176 shares of common stock were issued in consideration of the advance of the principal amount of the Convertible Notes, for other services to be rendered and in payment of all interest expense through the anticipated repayment date in January 1997. These shares and the shares issued to the placement agent (total of 333,970 shares), were recorded at their then fair value totalling $437,500. This cost, together with the commission of $122,500 and other related legal costs have been recorded as debt issue costs. The Company also agreed to issue additional shares of common stock to the purchasers of the Convertible Notes (the "Convertible Note Purchasers") in the event a registration statement relating to a certain contemplated underwritten public offering is not filed within 30 days of the effective date of the Convertible Note Agreement. As the proposed registration statement was not filed, the Company was required to issue additional shares of common stock to the Convertible Note Purchasers, which issuances were recorded at the then current market value per share with a corresponding charge to interest expense. The Company has issued 250,519 additional shares of common stock pursuant to such provision.

        Pursuant to the terms of the Convertible Note Agreements, additional shares were issued to the Convertible Note Purchasers because of certain post-closing occurrences, including the Company's exercise of its right to extend the maturity date for repayment of the Convertible Notes to March 24, 1997. The terms of such agreements allowed the Company two 30-day extensions of the initial January 23, 1997 maturity date, provided the Company issue the Convertible Note Purchasers $175,000 worth of the Company's common stock (based on the value of the common stock at the time of the extension less a discount factor), for each such extension. The Company exercised both extensions and issued an additional 370,265 shares of common stock.

        The Company did not repay the $1.75 million principal of the Convertible Notes on the March 24, 1997 maturity date and has not repaid the Convertible Notes as of the date of this report. Pursuant to the terms of the Convertible Note Agreements, the Company and the Convertible Note Purchasers have placed in escrow an additional 6,201,550 shares of the Company's common stock (the "Escrowed Shares"). The Escrowed Shares are not considered to be issued and outstanding securities pending actual payment for such shares. As the result of this nonpayment default: (i) the Convertible Note Purchasers have the right to convert the $1.75 million principal into the Escrowed Shares which would extinguish the indebtedness and (ii) interest on the $1.75 million began to accrue at the rate of ten percent (10%) per annum as of March 24, 1997. Such interest accrued is payable on September 24, 1997 and at monthly intervals thereafter. The Convertible Note Purchasers have not taken any action to exercise any default remedies to date. There can be no assurance that the Convertible Note Purchasers will continue to refrain from exercising available default remedies. The Convertible Note Purchasers' right to convert the $1.75 million principal into the Escrowed Shares and the aforementioned 10% interest terminate upon the earlier of repayment of the Convertible Notes or November 2, 1998. The conversion right is the Convertible Note Purchasers' exclusive remedy in the event of the Company's failure to pay the principal amount of the Convertible Notes.

7. STOCK INCENTIVE PLAN -- Options under the 1994 Stock Incentive Plan are summarized as follows:

        Options outstanding January 1, 1997             1,744,000
        Options granted ($.78125 per share)                12,000
        Options exercised                                      --
        Options cancelled                                      --
                                                        ---------
        Options outstanding, March 31, 1997
          ($.501-$2.55 per share)                       1,756,000
                                                        =========
        Options available for grant, March 31, 1997       911,000
                                                        =========
        Options exercisable, March 31, 1997             1,163,000
                                                        =========

        DIRECTORS STOCK OPTION PLAN -- Options under the Directors Plan are summarized as follows:

        Options outstanding, January 1, 1997              107,000
        Options granted                                      --
                                                        ---------
        Options outstanding, March 31, 1997
          ($.90 per share)                                107,000
                                                        =========
        Options available for grant, March 31, 1997       226,000
                                                        =========
        Options exercisable, March 31, 1997                33,000
                                                        =========

        WARRANTS -- Warrants are summarized as follows:

        Warrants outstanding, January 1, 1997           2,360,000
        Warrants granted                                       --
        Warrants exercised                                     --
        Warrants expired                                       --
                                                        ---------
        Warrants outstanding, March 31, 1997
          ($.51 to $2.56 per share)                     2,360,000
                                                        =========
        Warrants exercisable, March 31, 1997            1,073,000
                                                        =========

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

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

        The Company has financed its operations from December 10, 1993 with convertible debt and private placements of common and preferred stock and has raised approximately $8.96 million, including most recently, $1.75 million from the October 1996 sale of convertible notes described herein.

AS OF MARCH 31, 1997

        At March 31, 1997, the Company had cash of $637,000, fixed assets of $583,000 and other assets of $20,000. The Company's total liabilities were $2,926,000 consisting of accounts payable and accrued expenses in the amount of $1,176,000 and convertible notes due March 24, 1997 in the amount of $1,750,000. The Company had a net working capital deficit of $2,289,000 on March 31, 1997.

        The Company's net working capital deficit was increased by approximately $659,000 from December 31, 1996 to March 31, 1997. The Company's cash and equivalents decreased by approximately $751,000 from December 31, 1996 to March 31, 1997. This increase in net working capital deficit and decrease in cash is attributable primarily to the expenditure of cash to pay operating expenses, which have increased during the three months ended March 31, 1997 as compared to corresponding period in 1996 primarily for the reasons discussed below in "Results of Operations".

        The Company's stockholder's deficiency was $1,686,000 at March 31, 1997, after giving effect to an accumulated deficit of $19,084,000 which consisted of $12,219,000 accumulated deficit during the development stage from July 21, 1989 through March 31, 1997 and $6,865,000 accumulated deficit from prior periods. The Company expects to incur substantial operating losses as it continues its commercialization efforts.

        In October 1996, the Company sold $1,750,000 principal amount convertible notes ("Convertible Notes"). The maturity date of the Convertible Notes, after the Company exercised two extensions of such date, was March 24, 1997. The Company did not repay the Convertible Notes on that date and has not repaid the Convertible Notes as of the date of this report. Pursuant to the terms of the Convertible Note Agreements, the Company and the Convertible Note Purchasers have placed in escrow an additional 6,201,550 shares of the Company's common stock (the "Escrowed Shares"). The Escrowed Shares are not considered to be issued and outstanding securities pending actual payment for such shares. As the result of this nonpayment default: (i) the Convertible Note Purchasers have the right to convert the Convertible Notes into the Escrowed Shares which would extinguish the indebtedness and (ii) interest on the Convertible Notes began to accrue at the rate of ten percent (10%) per annum as of March 24, 1997. Such interest accrues and is payable on September 24, 1997 and at monthly intervals thereafter. The Convertible Note Purchasers' right to convert the Convertible Notes into the Escrowed Shares and the aforementioned 10% interest terminate upon the earlier of repayment of the Convertible Notes or November 2, 1998. The conversion right is the Convertible Note Purchasers' exclusive remedy in the event of the Company's failure to pay the principal amount of the Convertible Notes.

        While the Company's operating plan seeks to minimize the Company's capital requirements, commercialization of the Company's battery technology and repayment of the Company's Convertible Notes will require substantial amounts of additional capital. Subject to the availability of necessary capital, the Company expects that research and development and production expenses will increase significantly as it continues to advance its battery technology and develop products for commercial applications. The Company's working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of the Company's research and development program, the levels and resources that the Company devotes to the development of manufacturing and marketing capability, technological advances, the status of competitors and the ability of the Company to establish collaborative arrangements with other companies to provide research and development funding to the Company and to manufacture and market the Company's products.

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

RESULTS OF OPERATIONS

Three Months ended March 31, 1997 and 1996.

        The Company had no revenues for the three months ended March 31, 1997 and 1996. Engineering, research and development expenses were $344,000 for the three months ended March 31, 1997 compared to $256,000 in 1996. The increase of $88,000 results from increased contract research activities and lab supplies as the Company continues to accelerate its commercialization efforts.

        General and administrative expenses were $571,000 for the three months ended March 31, 1997 compared to $655,000 in 1996. The decrease of $84,000 was due to decreased legal costs and decreased amortization of debt issue costs and increased consulting expenses and accrued but unpaid wages to the Company's chief executive officer.

        Interest expense increased to $447,000 (net of interest income of $12,000) for the three months ended March 31, 1997 compared to $56,000 (net of interest income of $4,000) in 1996. The increase in interest expense for the comparable periods is attributable to the Company's convertible term notes and the issuance of certain additional shares in connection with the Company's exercise of its right to extend the maturity date for repayment of the Convertible Notes.

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

        During 1994, the Company recruited a new management team and a core technical staff with commercialization and battery technology expertise. A modern research facility was leased in late 1994 and product development has continued at an accelerated pace. At March 31, 1997, the management team and technical staff consisted of twelve full-time employees. The staff has the required expertise in technology, commercialization, process development, battery engineering, electrochemistry and strategic alliance development. During 1996 the Company entered into employment agreements with Thomas R. Thomsen as the Company's Chief Executive Officer. David J. Code as the Company's President and Chief Operating Officer, and Dr. George R. Ferment as the Company's Executive Vice President and Chief Technical Officer.

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

                                    PART II
                               OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.


        In August 1996 civil actions were commenced against the Company by Richard Perlman, a former director of the Company, and Christy & Viener, former legal counsel to the Company, respectively. The two suits were commenced in the United States District Court for the Southern District of New York. The Company subsequently filed its own lawsuit against Christy & Viener and Mr. Perlman in United States District Court for the Eastern District of Pennsylvania.
Mr. Perlman's complaint alleges that he is entitled to monetary damages and specific performance of registration rights relating to certain warrants of the Company that have not been registered and to which he claims entitlement. The Company has declared such warrants and related documents void. Christy & Viener's complaint alleges non-payment of legal fees incurred in connection with the rendering of legal services. The Company believes these actions to be meritless and intends to vigorously defend both actions and to assert all available defense and counterclaims.

        The Company's lawsuit against Christy & Viener, a New York City law firm, includes claims arising out of Christy & Viener's alleged fraud, legal malpractice and conflicts of interest flowing from the fraudulent issuance of the same warrants that form the basis of Perlman's action. The complaint asserts claims for alleged violations of federal securities laws, the Racketeer Influenced and Corrupt Organizations Act, and fiduciary duties owed by the law firm and its partners to the Company. The complaint names as defendants:
Christy & Viener and William Gray, Steven Berger, and Franklin Viele, each a partner in the firm. The complaint includes similar claims against a fifth defendant, Mr. Perlman as noted above, a former financial adviser to the Company and former member of its Board of Directors, flowing from the fraudulent issuance of warrants to him.


ITEM 2. CHANGES IN SECURITIES.

        None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        The Company completed a bridge loan financing in October 1996 pursuant to which the Company issued $1.75 million principal amount convertible notes to the Convertible Note Purchasers. Since the sale of the Convertible Notes the Company has issued the Convertible Note Purchasers an additional 620,784 shares of common stock through March 31, 1997 in accordance with the terms of the Convertible Note Agreements. In addition, the Company and the Convertible Note Purchasers have placed in escrow an additional 6,201,550 shares of the Company's common stock (the "Escrowed Shares") pursuant to the terms of the Convertible Note Agreements. The Escrowed Shares are not considered to be issued and outstanding securities pending actual payment for such shares. The Company did not repay the $1.75 million principal of the Convertible Notes on the March 24, 1997 maturity date and has not repaid the Convertible Notes as of the date of this report. As a result of this nonpayment default: (i) the Convertible Note Purchasers have the right to convert the $1.75 million principal into the Escrowed Shares which would extinguish the indebtedness and (ii) interest on the $1.75 million began to accrue at the rate of ten percent (10%) per annum as of March 24, 1997. Such interest accrued is payable on September 24, 1997 and at monthly intervals thereafter. The Convertible Note Purchasers have not taken any action to exercise any default remedies to date. There can be no assurance that the Convertible Note Purchasers will continue to refrain from exercising available default remedies. The Convertible Note Purchasers' right to convert the $1.75 million principal into the Escrowed Shares and the aforementioned 10% interest terminate upon the earlier of repayment of the Convertible Notes or November 2, 1998. The conversion right is the Convertible Note Purchasers' exclusive remedy in the event of the Company's failure to pay the principal amount of the Convertible Notes.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                           None.

ITEM 5.           OTHER INFORMATION.

                           None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                           a)       Exhibits

                                    None.


                           b) Form 8-K Reports during the First Quarter and thereafter

                                    The Company filed four Current Reports on
                           Form 8-K during the quarter ended March 31, 1997, and one thereafter as follows:

                                    1. Form 8-K Report, dated January 14, 1997, with respect to Item 9 of such Report.

                                    2. Form 8-K Report, dated February 4, 1997, with respect to Item 9 of such Report.

                                    3.  Form 8-K Report, dated February 25,
                                        1997, with respect to Item 9 of such
                                        Report.

                                    4.  Form 8-K Report, dated March 18, 1997,
                                        with respect to Item 9 of such Report.

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


May 9, 1997