Form 10QSB
period 1997-06-30
LITHIUM TECHNOLOGY CORP
filed 1997-08-19
CIK 804154

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

Yes  X      No
   -----      -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

            Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes         No
   -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1997: 17,601,418 shares of Common Stock

            Transitional Small Business Disclosure Format (check one):

Yes         No  X
   -----      -----

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1997

                                      INDEX

                                                                                  PAGE
                                                                                  ----
                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Balance Sheets - June 30, 1997 and December 31, 1996           3

          Consolidated Statements of Operations - Six Months Ended June 30,
                   1997 and 1996, and Period From July 21, 1989 (Date
                   of Inception) to June 30, 1997                                     4

          Consolidated Statements of Changes in Stockholders' Equity
                   (Deficiency) - Six Months Ended June 30, 1997                      5

          Consolidated Statements of Cash Flows - Six Months Ended
                   June 30, 1997 and 1996, and Period from July 21, 1989 (Date
                   of Inception) to June 30, 1997                                   6-7

          Notes to Consolidated Financial Statements - June 30, 1997               8-12

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                                   13-17



                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                          18

ITEM 2.   CHANGES IN SECURITIES                                                      18

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                            18

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        18

ITEM 5.   OTHER INFORMATION                                                          19

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                           19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,        December 31,
                                                                         1997              1996
                                                                         ----              ----
                                                                     (Unaudited)

                                     ASSETS
CURRENT ASSETS:
      Cash and equivalents                                           $    228,000     $  1,388,000
      Prepaid expenses and other current assets                                --           10,000
                                                                     ------------     ------------
                     Total Current Assets                                 228,000        1,398,000
                                                                     ------------     ------------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION
      of $447,000 at June 30, 1997 and $363,000 at
      December 31, 1996                                                   541,000          624,000
                                                                     ------------     ------------

OTHER ASSETS:
      Restricted cash                                                          --           65,000
      Debt issue costs, less accumulated amortization
        of $438,000 at December 31, 1996                                   26,000          142,000
      Security deposits                                                    20,000           20,000
                                                                     ------------     ------------
                                                                           46,000          227,000
                                                                     ------------     ------------
                                                                     $    815,000     $  2,249,000
                                                                     ============     ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
      Accrued notes payable                                          $  1,750,000     $  1,750,000
      Accounts payable and accrued expenses                             1,111,000        1,046,000
      Accrued salaries                                                    230,000          232,000
                                                                     ------------     ------------
                     Total Current Liabilities                          3,091,000        3,028,000
                                                                     ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
      Undesignated preferred stock:
        Authorized - 100,000 shares, issued and
        outstanding - None                                                     --               --
      Common Stock, par value $.01 per share:
        Authorized - 50,000,000 shares
          Issued and outstanding - 17,601,000 shares
          at June 30, 1997 and
          17,108,000 shares at December 31, 1996                          176,000          171,000
      Additional paid-in capital                                       17,222,000       16,772,000
      Accumulated deficit                                              (6,865,000)      (6,865,000)
      Deficit accumulated during development stage                    (12,809,000)     (10,857,000)
                                                                     ------------     ------------

                     Total Stockholders' Equity (Deficiency)           (2,276,000)        (779,000)
                                                                     ------------     ------------
                                                                     $    815,000     $  2,249,000
                                                                     ============     ============


See accompanying notes to consolidated financial statements

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  PERIOD FROM
                                                                                                 JULY 21, 1989
                                                                                                    (DATE OF
                                    THREE MONTHS ENDED                  SIX MONTHS ENDED         INCEPTION) TO
                                          JUNE 30,                           JUNE 30,               JUNE 30,
                               ------------------------------    ----------------------------    -------------
                                    1997              1996           1997            1996             1997
                                    ----              ----           ----            ----             ----
                                (UNAUDITED)       (UNAUDITED)     (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
COSTS AND EXPENSES:
            Engineering,
            research and
            development        $    283,000     $    318,000     $    627,000     $    574,000    $  4,340,000
      General and
            administrative          270,000          723,000          841,000        1,378,000       7,800,000
      Interest expense,
            net of interest
            income                   37,000          (22,000)         484,000           34,000         669,000
                               ------------     ------------     ------------     ------------     -----------
                                    590,000        1,019,000        1,952,000        1,986,000      12,809,000
                               ------------     ------------     ------------     ------------     -----------
NET LOSS                       $   (590,000)    $ (1,019,000)    $ (1,952,000)    $ (1,986,000)   $(12,809,000)
                               ============     ============     ============     ============    ============

NUMBER OF
COMMON SHARES
OUTSTANDING                      17,601,000       15,674,000       17,489,000       11,842,000
                               ============     ============     ============     ============
NET LOSS PER SHARE             $       (.03)    $       (.07)    $       (.11)    $      (.17)
                               ============     ============     ============     ============


See accompanying notes to consolidated financial statements

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (DEFICIENCY) - (UNAUDITED)


                                                                                                                 Deficit
                                                                                                               Accumulated
                                                      Common Stock          Additional                            During
                                                      ------------            Paid-In         Accumulated      Development
                                                 Shares          Amount       Capital           Deficit           Stage
                                                 ------          ------       -------           -------           -----
BALANCES AT
DECEMBER 31, 1996                             17,108,000       $171,000    $16,772,000       $(6,865,000)      $(10,857,000)
Six months ended June 30, 1997:

      Issuance of
      Common Stock:
          In connection
            with costs
            relating to
            the issuance
            of 10%
            convertible
            notes                                493,000          5,000        450,000

Net loss                                                                                                         (1,952,000)
                                              ----------       --------    -----------       -----------       ------------
BALANCES AT
JUNE 30, 1997                                 17,601,000       $176,000    $17,222,000       $(6,865,000)      $(12,809,000)
                                              ==========       ========    ===========       ===========       ============


See accompanying notes to consolidated financial statements

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            PERIOD FROM
                                                                  SIX MONTHS ENDED         JULY 21, 1989
                                                                       JUNE 30,               (DATE OF
                                                                       --------            INCEPTION) TO
                                                                 1997            1996      JUNE 30, 1997
                                                                 ----            ----              ------
                                                             (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                              $(1,952,000)     $(1,986,000)  $(12,809,000)
      Adjustments to reconcile net loss to net
      cash flows from operating activities:
          Depreciation                                           84,000           85,000        446,000
          Amortization of debt issue costs                      142,000          225,000        881,000
          Common stock issued in lieu of interest               455,000               --        567,000
          Fair value of warrants and option granted
               for services rendered                                 --               --        121,000
          Common stock issued to certain persons for
               services provided                                     --               --        206,000
          Expenses paid by shareholder on behalf of
               Company                                               --               --         79,000
          Changes in operating assets and liabilities:
               Prepaid expenses and other current assets         10,000           52,000          5,000
               Security deposits                                     --               --        (20,000)
               Accounts payable and accrued expenses             63,000          347,000      2,075,000
               Due to related parties                                --         (209,000)      (118,000)
                                                            -----------      -----------   ------------
                    Net cash provided by (used in)
                      operating activities                   (1,198,000)      (1,486,000)    (8,567,000)
                                                            -----------      -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                        (1,000)        (125,000)      (737,000)
      Restricted cash                                            65,000          (18,000)            --
      Other                                                          --               --         94,000
                                                            -----------      -----------   ------------
                    Net cash provided by (used in)
                      investing activities                       64,000         (143,000)      (643,000)
                                                            -----------      -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net advances repayable only out of
          proceeds of public offering                                --               --        471,000
      Proceeds received upon issuance of common stock                --        2,188,000      3,239,000
      Proceeds received from issuance of
          preferred stock, net of related costs                      --               --        100,000
      Proceeds received upon exercise of options
          and warrants, net of costs                                 --           63,000        569,000
      Net advances by former principal stockholder                   --               --        321,000
      Proceeds from sale of convertible debt                         --          516,000      5,374,000
      Debt issue costs                                          (26,000)         (51,000)      (636,000)
                                                            -----------      -----------   ------------

            Net cash provided by financing activities           (26,000)       2,716,000      9,438,000
                                                            -----------      -----------   ------------


                                                                                   PERIOD FROM
                                                           SIX MONTHS ENDED       JULY 21, 1989
                                                                JUNE 30,          (DATE OF
                                                                --------          INCEPTION) TO
                                                         1997           1996      JUNE 30, 1997
                                                         ----           ----          ---------
                                                    (UNAUDITED)     (UNAUDITED)    (UNAUDITED)

NET CHANGE IN CASH AND EQUIVALENTS                    (1,160,000)      1,087,000       228,000
CASH AND EQUIVALENTS, BEGINNING OF YEAR                1,388,000         217,000            --
                                                    ------------    ------------    ----------

CASH AND EQUIVALENTS, END OF YEAR                   $    228,000    $  1,304,000    $  228,000
                                                    ============    ============    ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Contribution to capital by former
          principal stockholder                     $         --    $         --    $3,659,000
                                                    ============    ============    ==========
      Related party debt exchanged for
          convertible debt                          $         --    $         --    $  321,000
                                                    ============    ============    ==========
      Exchange of indebtedness to former
          principal stockholder for common stock    $         --    $         --    $  445,000
                                                    ============    ============    ==========
      Issuance of common stock for services
          and accrued salaries                      $               $         --    $  352,000
                                                    ============    ============    ==========
      Exchange of equipment and accrued rent
          for common stock                          $         --    $         --    $  271,000
                                                    ============    ============    ==========
      Subordinated notes and related accrued
          interest exchanged for Series A
          preferred stock                           $         --    $         --    $3,300,000
                                                    ============    ============    ==========
      Exchange of convertible debt for
          convertible preferred stock               $         --    $         --    $  356,000
                                                    ============    ============    ==========
      Conversion of convertible debt and
          accrued interest into common stock,
          net of unamortized debt discount          $         --    $         --    $3,268,000
                                                    ============    ============    ==========
      Exchange of advances repayable only
          out of proceeds of public offering
          for common stock                          $         --    $         --    $  471,000
                                                    ============    ============    ==========
      Deferred offering costs on warrants
          exercised                                 $         --    $         --    $   88,000
                                                    ============    ============    ==========
      Issuance of warrants in settlement of
          litigation and for services rendered      $         --    $     68,000    $  160,000
                                                    ============    ============    ==========
      Common stock issued for costs related
          to 10% promissory notes                   $         --    $         --    $  525,000
                                                    ============    ============    ==========


See accompanying notes to consolidated financial statements

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1997

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1996. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997 or any interim period.

2.    DESCRIPTION OF BUSINESS

      Lithium Technology Corporation ("LTC") together with its wholly-owned subsidiary, Lithion Corporation ("Lithion"), collectively referred to as the "Company", is an advanced development stage publicly held company in the process of commercializing a unique, solid-state, lithium-polymer rechargeable battery. The Company is engaged in research and development activities to further develop and exploit this battery technology and also hold various patents relating to such batteries. The Company believes that its battery technology, which is currently in the prototype development phase, is capable of providing up to four times the performance of current rechargeable batteries. The Company's objective is the commercialization of such technology, inclusive of moving from laboratory scale product prototypes and related demonstration manufacturing processes to full scale market introduction, achieving cost competitiveness, and constructing a large scale manufacturing facility. The Company's commercialization focus is on the rapidly growing portable electronics market segment (notebook and palmtop computers and wireless communications devices). The Company intends to pursue both chemistries for specific portable electronics applications.

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

3.    OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT'S PLANS TO OVERCOME:

      The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next few years. The Company has generated no revenues nor has it had any commercial operations to date and does not expect to generate any significant revenues from operations during 1997.

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

      Management's operating plan seeks to minimize the Company's capital requirements, but commercialization of the Company's battery technology will require substantial amounts of additional capital. The Company expects that research and development expenses will increase significantly as it continues to advance its battery technology and develop products for commercial applications. The Company's working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of the Company's research and development program, the levels and resources that the Company devotes to the development of manufacturing and marketing capabilities, technological advances, the status of competitors and the ability of the Company to establish collaborative arrangements with other companies to provide research and development funding to the Company and to manufacture and market the Company's products.

      The Company has raised approximately $9,460,000 since inception through various sales of convertible debt and common and preferred stock. During 1996, the Company sold a then 4% equity position to a Japanese Consortium for approximately $2,400,000 and also sold 10% convertible promissory notes for $1,750,000 (see Note 6). In July-August 1997, the Company borrowed $500,000 pursuant to the sale of convertible notes described herein (see Note 8). The Company believes that it only has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately October 1997, (See Note 8 - Subsequent Events) based on the Company's current strategies, but excluding repayment of the Company's existing $1.75 million bridge financing and the $500,000 from the July-August 1997 sale of convertible notes.

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

      Reference should be made to "Management's Discussion and Analysis or Plan of Operation" included elsewhere herein for additional information.

4.    PROPERTY AND EQUIPMENT ARE SUMMARIZED AS FOLLOWS:

                                          JUNE 30,          DECEMBER 31,
                                            1997                1996
                                            ----                ----
Laboratory equipment                      $855,000            $855,000
Furniture and fixtures                      92,000              91,000
Leasehold improvements                      41,000              41,000
                                          --------            --------
                                           988,000             987,000
Less: Accumulated depreciation
      and amortization                     447,000             363,000
                                          --------            --------
                                          $541,000            $624,000
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

      In May 1996, the Company entered into a one year employment agreement with its Chief Executive Officer at an annual salary of $185,000 and other incentives, including performance bonuses and stock options. The officer voluntarily elected to defer his compensation and at June 30, 1997 such deferral ($211,208) has been included in accrued payroll in the accompanying financial statements.

      In July 1996, the Company entered into one year employment agreements with its President/Chief Operating Officer and its Executive Vice-President of Operations/Chief Technical Officer at annual salaries of $140,000 and $130,000, respectively, plus other incentives, including performance bonuses and stock options. In May 1997, these employment agreements were extended for one year on the same terms and conditions except that no new options were granted.

      See Note 7 for information on certain stock options issued in connection with the employment agreements.

      LEGAL PROCEEDINGS - In August 1996, civil actions were commenced against the Company by a former director of the Company, and by the Company's former legal counsel. The former director's complaint seeks monetary damages amounting to approximately $4,500,000 and specific performance of registration rights of certain warrants of the Company that have not been registered and to which he claims entitlement. The Company has declared such warrants and related documents void. The complaint of the Company's former counsel alleges non-payment of legal fees for services rendered. The Company has included the unpaid legal fees in accounts payable, however, it believes these actions to be without merit and intends to vigorously defend both actions. Accordingly, the Company has filed its own lawsuit against the former counsel alleging fraud, legal malpractice and conflict of interest flowing from the fraudulent issuance of the aforementioned warrants. In addition, the complaint alleges violations of federal securities laws, the Racketeering Influenced and Corrupt Organization Act ("RICO") and fiduciary duties owed by counsel to the Company.

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

      The preferred stock may be entitled to such dividends, redemption rights, liquidation rights, conversion rights and voting rights as the Board of Directors, in its discretion, may determine, in a resolution or resolutions providing for the issuance of any such stock. Rights granted by the Board of Directors may be superior to those of existing shareholders, (including the right to elect a controlling number of directors as a class). Preferred Stock can be issued without the vote of the holders of Common Stock. No shares of preferred stock are outstanding at June 30, 1997.

      BRIDGE FINANCING - In October 1996, the Company completed a bridge financing pursuant to which the Company issued $1,750,000 of 10% convertible notes due January 23, 1997 (the "Convertible Notes") and 267,176 shares of common stock in exchange for $1,750,000 in cash. The Company also issued 66,794 shares of common stock, plus a warrant to purchase an additional 87,500 shares (at an exercise price of $1.31), to the placement agent and also paid a $122,500 commission. The 267,176 shares of common stock were issued in consideration of the advance of the principal amount of the Convertible Notes, for other services to be rendered and in payment of all interest expense through the anticipated repayment date in January 1997. These shares and the shares issued to the placement agent (total of 333,970 shares), were recorded at their then fair value totaling $437,500. This cost, together with the commission of $122,500 and other related legal costs have been recorded as debt issue costs. The Company also agreed to issue additional shares of common stock to the purchasers of the Convertible Notes (the "Convertible Note Purchasers") in the event a registration statement relating to a certain contemplated underwritten public offering is not filed within 30 days of the effective date of the Convertible Note Agreement. As the proposed registration statement was not filed, the Company was required to issue additional shares of common stock to the Convertible Note Purchasers, which issuances were recorded at the then current market value per share with a corresponding charge to interest expense. The Company has issued 250,519 additional shares of common stock pursuant to such provision.

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

      The Company did not repay the $1.75 million principal of the Convertible Notes on the March 24, 1997 maturity date and, accordingly, pursuant to the terms of the Convertible Note Agreements, the Company and the Convertible Note Purchasers have placed in escrow an additional 6,201,550 shares of the Company's common stock (the "Escrowed Shares"). The Escrowed Shares are not considered to be issued and outstanding securities pending actual payment for such shares. The Convertible Note Purchasers have not taken any action to exercise any default remedies as of August 18, 1997. As the result of the restructuring of the Convertible Notes entered into on August 18, 1997, the Company and the Convertible Note Purchasers have agreed to the following material terms: (i) the maturity date of the Convertible Notes has been extended to November 2, 1998; (ii) the Company pay to the Convertible Note Purchasers $100,000 toward the outstanding principal balance of the Convertible Notes upon the closing of a private placement of the Company's securities currently in the negotiation phase, plus accrued interest since March 24, 1997; (iii) the Convertible Note Purchasers will be permitted to sell certain quantities of the Escrowed Shares, the proceeds of which will be deemed to reduce the outstanding principal amount owed on the Convertible Notes; (iv) once the principal amount of the Convertible Notes is repaid either through sales of the Escrowed Shares, or by the Company's repayment of the Convertible Notes, 12.5% of any remaining Escrowed Shares will be delivered to the Convertible Note Purchasers, and the remaining 87.5% will be retired by the Company (subject to adjustment depending on the occurrence of certain events); (v) the Convertible Notes may be prepaid by the Company, provided that the Company issue 250,000 of the Escrowed Shares to the Convertible Note Purchasers; and (vi) certain weekly issuances of shares of the Company's Common Stock which were issued to the Convertible Note Purchasers under the terms of the Convertible Note Agreements will be deemed to have terminated on March 24, 1997. The amendments to the Convertible Notes also provide that if the Convertible Note Purchasers' resale exemption from registration is not available due to a change in the law, then the Company must file a registration statement with the Securities and Exchange Commission covering certain shares of the Company's common stock held by the Convertible Note Purchasers. (See Note 8 -- Subsequent Events -- for details.)

7. STOCK INCENTIVE PLAN -- Options under the 1994 Stock Incentive Plan are summarized as follows:

Options outstanding January 1, 1997                                                1,744,000
Options granted ($.78125 per share)                                                   12,000
Options exercised                                                                         --
Options canceled                                                                     (97,000)
                                                                                  ----------

Options outstanding, June 30, 1997
  ($.501-$2.55 per share)                                                          1,659,000
                                                                                  ==========

Options available for grant, June 30, 1997                                         1,008,000
                                                                                  ==========

Options exercisable, June 30, 1997                                                 1,194,000
                                                                                  ==========

DIRECTORS STOCK OPTION PLAN -- Options under the Directors Plan are summarized as follows:

Options outstanding, January 1, 1997                                                 107,000
Options granted                                                                           --
Options canceled                                                                     (40,000)
                                                                                  ----------
Options outstanding, June 30, 1997
  ($.90 per share)                                                                    67,000
                                                                                  ==========

Options available for grant, June 30, 1997                                           266,000
                                                                                  ==========

Options exercisable, June 30, 1997                                                    23,000
                                                                                  ==========

WARRANTS -- Warrants are summarized as follows:

Warrants outstanding, January 1, 1997                                              2,360,000
Warrants granted                                                                          --
Warrants exercised                                                                        --
Warrants expired                                                                          --
                                                                                  ----------

Warrants outstanding, June 30, 1997
  ($.51 to $2.56 per share)                                                        2,360,000
                                                                                  ==========

Warrants exercisable, June 30, 1997                                                2,253,000
                                                                                  ==========

8.    SUBSEQUENT EVENTS --

        As discussed in Note 6 - Stockholders' Equity, in October 1996 the Company sold $1.75 million principal amount Convertible Notes. The Convertible Notes had a maturity date of March 24, 1997. The Convertible Notes have not yet been repaid. The Convertible Note Purchasers have not taken any action to exercise any default remedies as of August 18, 1997. As the result of the restructuring of the Convertible Notes entered into on August 18, 1997, the Company and the Convertible Note Purchasers have agreed to the following material terms: (i) the maturity date of the Convertible Notes has been extended to November 2, 1998; (ii) the Company will pay to the Convertible Note Purchasers $100,000 toward the outstanding principal balance of the Convertible Notes upon the closing of a private placement of the Company's securities currently in the negotiation phase, plus accrued interest since March 24, 1997;
(iii) the Convertible Note Purchasers will be permitted to sell certain quantities of the Escrowed Shares, the proceeds of which will be deemed to reduce the outstanding principal amount owed on the Convertible Notes; (iv) once the principal amount of the Convertible Notes is repaid either through sales of the Escrowed Shares, or by the Company's repayment of the Convertible Notes, 12.5% of any remaining Escrowed Shares will be delivered to the Convertible Note Purchasers, and the remaining 87.5% will be retired by the Company (subject to adjustment depending on the occurrence of certain events);
(v) the Convertible Notes may be prepaid by the Company, provided that the Company issue 250,000 of the Escrowed Shares to the Convertible Note Purchasers; and (vi) certain weekly issuances of shares of the Company's Common Stock which were issued to the Convertible Note Purchasers under the terms of the Convertible Note Agreements will be deemed to have terminated as of March 24, 1997. The amendments to the Convertible Notes also provide that if the Convertible Note Purchasers' resale exemption from registration is not available due to a change in the law, then the Company must file a registration statement with the Securities and Exchange Commission covering certain shares of the Company's common stock held by the Convertible Note Purchasers.

        In July and August 1997 the Company obtained bridge financing for an aggregate $500,000 by issuing convertible notes to five lenders and an aggregate of 100,000 warrants to these lenders. The terms of this bridge financing, which are based on the terms of the June Letter of Intent (as defined below), include interest of 8% on the bridge notes, maturity of the bridge notes on September 15, 1997, the convertibility of the bridge notes into the Company's common stock at $.28 per share, and an exercise price of $.14 per share for the bridge lenders' warrants.

        In June, 1997, the Company issued to The Mitsubishi Trust and Banking Corporation ("MTBC") a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $3.60 per share. This warrant expires on January 18, 2005. The warrant was issued in consideration for consulting services and the cancellation of a Non-Qualified Stock Option Agreement, dated January 19, 1995 by and between the Company and MTBC.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

GENERAL

      The Company is a development stage company engaged in the business of developing and seeking to commercialize a unique, solid state, lithium polymer rechargeable battery. The Company has generated no revenues and has no commercial operations to date. The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next few years. The Company does not expect to generate any significant revenues from operations during the fiscal year ending December 31, 1997. The Company believes that its battery technology, which is currently in the prototype development phase, is capable of providing up to four times the performance of current rechargeable batteries. The Company's objective is the commercialization of such technology, inclusive of moving from current laboratory-scale product prototypes and related demonstration manufacturing processes to full scale market introduction, achieving cost-competitiveness, and constructing a large scale manufacturing facility. The Company's product focus is on the rapidly growing portable electronics market segment (notebook and palmtop computers and wireless communications devices). The Company intends to pursue both chemistries for specific portable electronics applications.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

      The Company has financed its operations from December 10, 1993 with convertible debt and private placements of common and preferred stock and has raised approximately $9.46 million, including most recently, $1.75 million from the October 1996 sale of convertible notes described herein and $500,000 from the July-August 1997 sale of convertible notes described herein.

AS OF JUNE 30, 1997

      At June 30, 1997, the Company had cash of $228,000, fixed assets of $541,000 and other assets of $46,000. The Company's total liabilities were $3,091,000 consisting of accounts payable and accrued expenses in the amount of $1,341,000 and convertible notes due March 24, 1997 in the amount of $1,750,000. The Company had a net working capital deficit of $2,863,000 on June 30, 1997.

      The Company's net working capital deficit was increased by approximately $1,233,000 from December 31, 1996 to June 30, 1997. The Company's cash and equivalents decreased by approximately $1,160,000 from December 31, 1996 to June 30, 1997. This increase in net working capital deficit and decrease in cash is attributable primarily to the expenditure of cash to pay operating expenses, which have decreased during the six months ended June 30, 1997 as compared to corresponding period in 1996 primarily for the reasons discussed below in "Results of Operations".

      The Company's stockholder's deficiency was $2,276,000 at June 30, 1997, after giving effect to an accumulated deficit of $19,674,000 which consisted of $12,809,000 accumulated deficit during the development stage from July 21, 1989 through June 30, 1997 and $6,865,000 accumulated deficit from prior periods. The Company expects to incur substantial operating losses as it continues its commercialization efforts.

      In October 1996, the Company sold $1,750,000 principal amount convertible notes ("Convertible Notes"). The Company did not repay the $1.75 million principal of the Convertible Notes on the March 24, 1997 maturity date and, accordingly, pursuant to the terms of the Convertible Note Agreements, the Company and the Convertible Note Purchasers have placed in escrow an additional 6,201,550 shares of the Company's common stock (the "Escrowed Shares"). The Escrowed Shares are not considered to be issued and outstanding securities pending actual payment for such shares. The Convertible Note Purchasers have not taken any action to exercise any default remedies as of August 18, 1997. As the result of the restructuring of the Convertible Notes entered into on August 18, 1997, the Company and the Convertible Note Purchasers have agreed to the following material terms: (i) the maturity date of the Convertible Notes has been extended to November 2, 1998; (ii) the Company will pay to the Convertible Note Purchasers $100,000 toward the outstanding principal balance of the Convertible Notes upon the closing of a private placement of the Company's securities currently in the negotiation phase, plus accrued interest since
March 24, 1997; (iii) the Convertible Note Purchasers will be permitted to sell certain quantities of the Escrowed Shares, the proceeds of which will be deemed to reduce the outstanding principal amount owed on the Convertible Notes; (iv) once the principal amount of the Convertible Notes is repaid either through sales of the Escrowed Shares, or by the Company's repayment of the Convertible Notes, 12.5% of any remaining Escrowed Shares will be delivered to the Convertible Note Purchasers, and the remaining 87.5% will be retired by the Company (subject to adjustment depending on the occurrence of certain events);
(v) the Convertible Notes may be prepaid by the Company, provided that the Company issue 250,000 of the Escrowed Shares to the Convertible Note
Purchasers; and (vi) certain weekly issuances of shares of the Company's Common Stock which were issued to the Convertible Note Purchasers under the terms of the Convertible Note Agreements will be deemed to have terminated on March 24, 1997. The amendments to the Convertible Notes also provide that if the Convertible Note Purchasers' resale exemption from registration is not available due to a change in the law, then the Company must file a registration statement with the Securities and Exchange Commission covering certain shares of the Company's common stock held by the Convertible Note Purchasers. (See
Note 8 -- Subsequent Events -- for details.)

      While the Company's operating plan seeks to minimize the Company's capital requirements, commercialization of the Company's battery technology and repayment of the Company's Convertible Notes and July/August 1997 Bridge Notes (See Note 8-Subsequent Events) will require substantial amounts of additional capital. Subject to the availability of necessary capital, the Company expects that research and development and production expenses will increase significantly as it continues to advance its battery technology and develop products for commercial applications. The Company's working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of the Company's research and development program, the levels and resources that the Company devotes to the development of manufacturing and marketing capability, technological advances, the status of competitors and the ability of the Company to establish collaborative arrangements with other companies to provide research and development funding to the Company and to manufacture and market the Company's products.

      The Company believes that as of June 30, 1997 it has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately October 1997 (See Note 8 - Subsequent Event) based on the Company's current strategies and subject to the uncertainties discussed in this report. The Company does not currently have sufficient cash to achieve all its development and production objectives, including the 1998 installation of the pilot manufacturing line and the repayment of the Convertible Notes. In order to raise sufficient capital for its future growth and repayment of the Convertible Notes, the Company will be required to sell additional debt or equity securities.

      There can be no assurances that the capital needed for attaining commercial viability of the Company's battery technology, which the Company currently estimates at $22 million, and repayment of the Company's Convertible Notes and July/August 1997 Bridge Notes (See Note 8-Subsequent Events) can be obtained. If the Company is unable to raise sufficient capital, it will be forced to curtail research and development expenditures which, in turn, will delay, and could prevent, the completion of the commercialization process.

RESULTS OF OPERATIONS

Six Months ended June 30, 1997 and 1996.

      The Company had no revenues for the six months ended June 30, 1997 and 1996. Engineering, research and development expenses were $627,000 for the six months ended June 30, 1997 compared to $574,000 in 1996. The increase of $53,000 results from increased contract research activities and lab supplies as the Company continues to accelerate its commercialization efforts.

      General and administrative expenses were $841,000 for the six months ended June 30, 1997 compared to $1,378,000 in 1996. The decrease of $537,000 was due to decreased legal costs and decreased amortization of debt issue costs and increased consulting expenses and accrued but unpaid wages to the Company's chief executive officer.

      Interest expense increased to $484,000 (net of interest income of $18,000) for the six months ended June 30, 1997 compared to $34,000 (net of interest income of $26,000) in 1996. The increase in interest expense for the comparable periods is attributable to the Company's convertible term notes and the issuance of certain additional shares in connection with the Company's exercise of its right to extend the maturity date for repayment of the Convertible Notes.

Three Months ended June 30, 1997 and 1996.

      The Company had no revenues for the three months ended June 30,1997 and 1996. Engineering, research and development expenses were $283,000 for the three months ended June 30, 1997 compared to $318,000 in 1996. The decrease of $35,000 results from decreased contract research activities as the Company restricted cash expenditures during the three months ending June 30, 1997.

      General and administrative expenses were $270,000 for the three months ended June 30, 1997 compared to $723,000 in 1996. The decrease of $453,000 was due to decreased legal costs and accrued but unpaid wages to the Company's chief executive officer.

      Interest expenses increased to $37,000 (net of interest income of $14,000) for the three months ended June 30, 1997 compared to ($22,000) (net of interest income of $22,000) in 1996. The increase in interest expense for the comparable periods is attributable to the Company's convertible term notes and the issuance of certain additional shares in connection with the Company's exercise of its right to extend the maturity date for repayment of the Convertible Notes.

PLAN OF OPERATIONS FOR THE COMPANY

      The Company's strategy is to commercialize its solid-state, lithium-polymer, rechargeable battery with primary focus on high performance portable electronic products (notebook computers, and wireless communications devices). These market segments are large, growing rapidly, and demand high performance batteries with a thin, flat form factor and long run times. There can be no assurance, however, that the Company will be able to achieve the technological breakthroughs that will be necessary in order to ultimately achieve commercialization and/or obtain financings or generate revenues in order to sustain the Company's on-going research and development phase or to undertake the design and construction of the Demonstration Manufacturing Facility discussed herein and other manufacturing-related facilities.

      During 1994, the Company recruited a new management team and a core technical staff with commercialization and battery technology expertise. A modern research facility was leased in late 1994 and product development has continued at an accelerated pace. At June 30, 1997, the management team and technical staff consisted of twelve full-time employees. The staff has the required expertise in technology, commercialization, process development, battery engineering, electrochemistry and strategic alliance development. During 1996 the Company entered into employment agreements with Thomas R. Thomsen as the Company's Chief Executive Officer, David J. Cade as the Company's President and Chief Operating Officer, and Dr. George R. Ferment as the Company's Executive Vice President and Chief Technical Officer. In May 1997, these employment agreements were extended for one year.

      The Company's development and commercialization plan currently has the following milestones:

      (i) hand-made cell samples tested by potential strategic partners in 1995 (accomplished);

      (ii) installation of a Demonstration Manufacturing Facility (DMF) continuous flow coating and laminating unit in first quarter of 1996 (accomplished);

      (iii) upgrade of the DMF and distribution of DMF-made lithium-ion polymer cell samples to selected Original Equipment Manufacturers (OEMs) customers in early 1997 (accomplished);

      (iv) distribution of prototype battery packs to selected OEMs in late
1997;

      (v) initial commercial production of hand assembled battery packs using DMF-made cells for OEMs in early 1998, ramping up to 20,000 notebook computer batteries per month and generating sales of $12M in 1998;

      (vi) installation of a pilot manufacturing facility in early 1998;

      (vii) expansion of the pilot manufacturing facility in late 1998 by automating the backend assembly; and

      (viii) construction of a second tier manufacturing capability once market demand exceeds initial manufacturing capacity.

The Company estimates that completion of phases (iv) through (vii) through the end of 1998 will cost approximately $22 million in capital expenditures and operating costs. There can be no assurances that the Company will meet these development milestones on the time schedule outlined above.

      During March 1996, a continuous flow coating/laminating line -- referred to previously in this "Plan of Operation" as the Demonstration Manufacturing Facility ("DMF") -- was installed by the Company. This line is being used to further define the Company's manufacturing technology, to sharpen manufacturing cost estimates, and then serve as the initial production facility for battery cells which will be manually assembled into battery packs for Original Equipment Manufacturer ("OEM") customers. Thereafter, based on design data obtained from the DMF, the Company must successfully construct a larger pilot manufacturing line reflecting the cost, quality, reliability, and performance required for the various target market applications. It is anticipated that the pilot manufacturing line and associated equipment will cost approximately $7.5 million to construct in the 1998 time frame. The pilot manufacturing line, according to the Company's current strategy, will be located within the Company's existing facility in Plymouth Meeting, Pennsylvania. Construction of the pilot manufacturing line will require approximately 12 months. Ultimately, the pilot manufacturing line would be replaced with a larger scale second tier manufacturing line housed in the Company's existing facility, which could be expanded if necessary. During the next twelve months after the date of this report, the Company expects to incur expenses of approximately $2,000,000 for the purchase of equipment based on the Company's current strategies and subject to the uncertainties discussed in this report and the availability of capital. The Company intends to finance the overall estimated $22 million total capital equipment and operating expense required to bring the Company to the initial commercial production stage at approximately the end of 1998 (which $22 million includes the aforementioned estimated $7.5 million cost of the pilot manufacturing facility and $2 million for equipment purchases) by means of private and/or public equity or debt financings during the next two years.

      The Company does not currently have sufficient cash to achieve all its development and production objectives, including the 1998 installation of the pilot manufacturing line and repayment of the Convertible Notes and $2 million for equipment purchases. As noted above (See "Liquidity, Capital Resources, and Financial Condition") the Company believes that as of June 30, 1997 it has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately October 1997 (See Note 8 - Subsequent Event) based on the Company's current strategies and subject to the uncertainties discussed in this report. In order to raise sufficient capital for its future growth and repayment of the Convertible Notes discussed above, the Company will be required to sell additional debt or equity securities. Such new capital is planned to be sought from several sources, including strategic partners, although the Company has no commitments for new capital as of the date of this report. The Company is also seeking to raise additional capital for its activities beyond 1997, which may result in further dilution to the Company's existing stockholders. The Company will seek to expand its strategic alliances which would provide capital from joint development programs, license fees or an additional equity investment. Discussions are continuing with companies in Japan, Korea, Taiwan, Europe and the United States. However, there can be no assurances that additional capital will be available to the Company on a timely basis or on acceptable terms. In addition, there can be no assurance that the Company will be able to meet the technological objectives and/or satisfy the capital requirements that the Company believes are necessary to convert battery technology into successful commercial products. There can be no assurance that the Company's products will generate any revenues, will not encounter technical problems when used, will be successfully marketed, will be produced at a competitive cost, or will achieve customer acceptance or, if commercial products are developed and revenues produced, that the Company will be profitable. The likelihood of the success of the Company must be weighed against the problems, expenses, difficulties, complications and delays frequently encountered in developing and marketing a new product.

      In June 1997, the Company entered into a letter of intent (the "June Letter of Intent") contemplating, among other things, a private placement of between $3.25 million and $5.0 million of senior secured convertible notes. This transaction is currently in the post-letter of intent negotiation, due diligence, and legal documentation phase. The terms of the June Letter of Intent, inclusive of subsequent negotiations to date, include the convertibility of the notes at $.28 per share; a second phase of funding in the range of up to $10.0 million priced at a 10% discount to the Company's average trading price at closing but not less than $.80 nor more than $1.00 per share; and a strategic technology commercialization partnership for the Company's lithium-ion polymer rechargeable batteries. There is no assurance that the transactions contemplated by the June Letter of Intent will be completed on terms or within time frames acceptable to the Company.

      In July and August 1997 the Company obtained bridge financing for an aggregate $500,000 by issuing convertible notes to five lenders and an aggregate of 100,000 warrants to these lenders. The terms of this bridge financing, which are based on the terms of the June Letter of Intent, include interest of 8% on the bridge notes, maturity of the bridge notes on September 15, 1997, the convertibility of the bridge notes into the Company's common stock at $.28 per share, and an exercise price of $.14 per share for the bridge lenders' warrants.

                                     PART II
                                OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

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

ITEM  2. CHANGES IN SECURITIES

      In June, 1997, the Company issued to The Mitsubishi Trust and Banking Corporation ("MTBC") a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $3.60 per share. This warrant expires on January 18, 2005. The warrant was issued in consideration for consulting services and the cancellation of a Non-Qualified Stock Option Agreement, dated January 19, 1995 by and between the Company and MTBC.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

      On August 18, 1997, the Company and the Convertible Note Purchasers agreed, among other things, to extend the maturity date of the Convertible Notes to November 2, 1998. (See Note 8 - Subsequent Events). Accordingly, as of the date of this report the Convertible Notes are not in default.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM  5. OTHER INFORMATION

              None.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

              a)   Exhibits

                   None.

              b)   Form 8-K Reports during the Second Quarter and thereafter

                   The Company filed one Current Report on Form 8-K during the quarter ended June 30, 1997 as follows:

                   1. Form 8-K Report dated April 8, 1997 with respect to Item 9 of such Report.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LITHIUM TECHNOLOGY CORPORATION

                                        By: /s/ Thomas R. Thomsen
                                            ------------------------------------
                                            Thomas R. Thomsen
                                            Chairman and Chief Executive Officer

                                            /s/ William D. Walker
                                            ------------------------------------
                                            William D. Walker
                                            Treasurer and
                                            Chief Financial Officer
                                            (principal financial officer)

August 19, 1997