Form 10QSB
period 1997-09-30
LITHIUM TECHNOLOGY CORP
filed 1997-11-14
CIK 804154

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 3, 1997:
18,302,138 shares of Common Stock

         Transitional Small Business Disclosure Format (check one):

Yes         No  X
    ---        ---

                 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                                  FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX



                                                                                     PAGE
                                  PART 1 - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED)

                 Consolidated Balance Sheets - September 30, 1997 and December
                       31, 1996                                                         3

                 Consolidated Statements of Operations - Nine Months Ended
                       September 30, 1997 and 1996, and Period From July 21,
                       1989 (Date of Inception) to September 30, 1997                   4

                 Consolidated Statements of Changes in Stockholders' Equity
                       (Deficiency) - Nine Months Ended September 30, 1997              5

                 Consolidated Statements of Cash Flows - Nine Months Ended
                       September 30, 1997 and 1996, and Period from July 21,
                       1989 (Date of Inception) to September 30, 1997                   6

                 Notes to Consolidated Financial Statements - September 30,          8-13
                       1997

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                             14


                                  PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS                                                     19

ITEM 2.          CHANGES IN SECURITIES                                                 19

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES                                       19

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   19

ITEM 5.          OTHER INFORMATION                                                     19

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K                                      20

                         PART I - FINANCIAL INFORMATION


                 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)
                          CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                                                   September 30,           December 31,
                                                                       1997                    1996
                                                                       ----                    ----
                                                                    (Unaudited)
                                ASSETS
CURRENT ASSETS:
   Cash and equivalents, including cash held in
    escrow of $4,130,000 at September 30, 1997                      $  4,839,000           $  1,388,000
   Prepaid expenses and other current assets                                  --                 10,000
                                                                    ------------           ------------
          Total Current Assets                                         4,839,000              1,398,000
                                                                    ------------           ------------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION
   of $489,000 at September 30, 1997 and $363,000 at
   December 31, 1996                                                     500,000                624,000
                                                                    ------------           ------------

OTHER ASSETS:
   Restricted cash                                                            --                 65,000
   Debt issue costs, less accumulated amortization
     of $584,000 at September 30, 1997 and $438,000
     at December 31, 1996                                                274,000                142,000

   Deferred consulting fees                                              190,000                     --

   Security deposits                                                      20,000                 20,000
                                                                    ------------           ------------
                                                                         484,000                227,000
                                                                    ------------           ------------
                                                                    $  5,823,000           $  2,249,000
                                                                    ============           ============

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Notes payable                                                    $         --           $  1,750,000
   Accounts payable and accrued expenses                               1,110,000              1,046,000
   Accrued salaries                                                      277,000                232,000
                                                                    ------------           ------------
          Total Current Liabilities                                    1,387,000              3,028,000
                                                                    ------------           ------------

LONG-TERM LIABILITIES:
   Convertible notes payable, due November 2, 1998                     1,505,000                     --
   Senior secured convertible notes payable, due
     July 1, 2002                                                      5,500,000                     --
                                                                    ------------           ------------
          Total Long-Term Liabilities                                  7,005,000                     --
                                                                    ------------           ------------
          Total Liabilities                                            8,392,000              3,028,000
                                                                    ------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Undesignated preferred stock:
     Authorized - 100,000 shares, issued and
     outstanding - None                                                       --                     --
   Common Stock, par value $.01 per share:
     Authorized - 50,000,000 shares
       Issued and outstanding - 17,759,000 shares
       at September 30, 1997 and
       17,108,000 shares at December 31, 1996                            177,000                171,000
   Additional paid-in capital                                         27,376,000             16,772,000
   Accumulated deficit                                                (6,865,000)            (6,865,000)
   Deficit accumulated during development stage                      (23,257,000)           (10,857,000)
                                                                    ------------           ------------
          Total Stockholders' Equity (Deficiency)                     (2,569,000)              (779,000)
                                                                    ------------           ------------
                                                                    $  5,823,000           $  2,249,000
                                                                    ============           ============


See accompanying notes to consolidated financial statements

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                          PERIOD FROM
                                                                                                         JULY 21, 1989
                                                                                                      (DATE OF INCEPTION)
                                     THREE MONTHS ENDED                      NINE MONTHS ENDED                 TO
                                        SEPTEMBER 30,                           SEPTEMBER 30,             SEPTEMBER 30,

                                --------------------------------      -------------------------------    ---------------

                                     1997              1996                1997             1996                1997
                                     ----              ----                ----             ----                ----

                                  (UNAUDITED)       (UNAUDITED)         (UNAUDITED)       (UNAUDITED)        (UNAUDITED)
COSTS AND EXPENSES:
   Engineering,
      research and
      development                 $  287,000        $  325,000           $  914,000        $  899,000       $  4,627,000
   General and
      administrative                 294,000           765,000            1,135,000         2,143,000          8,094,000
   Interest expense,
      net of interest
      income                          46,000           (13,000)             530,000            21,000            715,000
   Interest expense (Note 6)       9,821,000                              9,821,000                            9,821,000
                                  ----------      ------------          -----------       -----------       ------------
                                  10,448,000         1,077,000           12,400,000         3,063,000         23,257,000
                                  ----------       -----------          -----------       -----------       ------------
NET LOSS:                       $(10,448,000)      $(1,077,000)        $(12,400,000)      $(3,063,000)      $(23,257,000)
                                  ===========      ===========          ============      ============      ============

NUMBER OF COMMON
SHARES OUTSTANDING:               17,612,000        15,919,000           17,530,000        13,212,000
                                  ==========        ==========           ==========        ==========

NET LOSS PER SHARE:               $     (.59)       $     (.07)          $     (.71)       $     (.23)
                                  ===========       ===========          ===========       ===========


See accompanying notes to consolidated financial statements

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (DEFICIENCY) - (UNAUDITED)


                                                                                                               Deficit
                                                                                                             Accumulated
                                           Common Stock                  Additional                             During
                                           ------------                   Paid-In         Accumulated        Development
                                      Shares          Amount              Capital           Deficit             Stage
                                      ------          ------              -------           -------             -----
BALANCES AT
DECEMBER 31, 1996
Nine months ended
   September 30,1997:                17,108,000       $171,000           $16,772,000        $(6,865,000)     $(10,857,000)

   Issuance of
   Common Stock:
     In connection with
       costs relating to
       the issuance of 10%
       convertible notes                493,000          5,000               450,000

     In connection
       with the sale of
       Escrowed Shares by
       the Convertible Note
       Purchasers                       158,000          1,000               143,000

     Issuance of warrants
       in connection with
       Consulting Agreement                                                  190,000

     Interest expense relating to
       the beneficial conversion
       feature of the Senior
       Secured Convertible Notes
       (Note 6)                                                            9,821,000

Net loss                                                                                                      (12,400,000)
                                     ----------       --------           -----------        ------------       -----------

BALANCES AT
SEPTEMBER 30, 1997                   17,759,000       $177,000           $27,376,000        $(6,865,000)     $(23,257,000)
                                 ==============       ========           ===========        ============     =============


See accompanying notes to consolidated financial statements

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        PERIOD FROM
                                                                                                       JULY 21, 1989
                                                                           NINE MONTHS ENDED       (DATE OF INCEPTION) TO
                                                                             SEPTEMBER 30,              SEPTEMBER 30,
                                                                             -------------              -------------
                                                                        1997               1996              1997
                                                                        ----               ----              ----
                                                                    (UNAUDITED)         (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $(12,400,000)       $ (3,063,000)     $(23,257,000)
   Adjustments to reconcile net loss to net
   cash flows from operating activities:
     Interest expense relating to the beneficial
        conversion feature of the Senior Secured
        Convertible Note                                              9,821,000                             9,821,000
     Depreciation                                                       126,000             127,000           488,000
     Amortization of debt issue costs                                   146,000             225,000           885,000
     Common stock issued in lieu of interest                            455,000                  --           567,000
     Fair value of warrants and option granted
       for services rendered                                                 --                  --           121,000
     Common stock issued to certain persons for
       services provided                                                     --                  --           206,000
     Expenses paid by shareholder on behalf of
       Company                                                               --                  --            79,000
     Changes in operating assets and liabilities:
       Prepaid expenses and other current assets                         10,000              46,000             5,000
       Security deposits                                                     --                  --           (20,000)
       Accounts payable and accrued expenses                            109,000             659,000         2,121,000
       Due to related parties                                                --            (209,000)         (118,000)
                                                                   ------------         -----------      ------------
         Net cash provided by (used in)
           operating activities                                      (1,733,000)         (2,215,000)       (9,102,000)
                                                                   ------------         -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                   (2,000)           (143,000)         (738,000)
   Restricted cash                                                       65,000             (18,000)               --
   Other                                                                 (1,000)                 --            93,000
                                                                   ------------         -----------       -----------
         Net cash provided by (used in)
           investing activities                                          62,000            (161,000)         (645,000)
                                                                   ------------         -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net advances repayable only out of
     proceeds of public offering                                             --                  --           471,000
   Proceeds received upon issuance of common stock                           --           2,207,000         3,239,000
   Proceeds received from issuance of
     preferred stock, net of related costs                                   --                  --           100,000
   Proceeds received upon exercise of options
     and warrants, net of costs                                              --              68,000           569,000
   Net advances by former principal stockholder                              --                  --           321,000
   Proceeds from sale of convertible debt                             5,500,000             516,000        10,874,000
   Debt issue costs                                                    (278,000)            (51,000)         (888,000)
                                                                   ------------         -----------      ------------
   Repayment of convertible debt                                       (100,000)                 --          (100,000)
                                                                   ------------         -----------      ------------
         Net cash provided by financing activities                    5,122,000           2,740,000        14,586,000
                                                                   ------------         -----------      ------------

                                                                                                         PERIOD FROM
                                                                           NINE MONTHS ENDED            JULY 21, 1989
                                                                             SEPTEMBER 30,                 (DATE OF
                                                                             -------------              INCEPTION) TO
                                                                        1997                1996      SEPTEMBER 30, 1997
                                                                        ----                ----      ------------------
                                                                    (UNAUDITED)          (UNAUDITED)     (UNAUDITED)
NET CHANGE IN CASH AND EQUIVALENTS                                    3,451,000             364,000         4,839,000
CASH AND EQUIVALENTS, BEGINNING OF YEAR                               1,388,000             217,000                --
                                                                    -----------         -----------      ------------

CASH AND EQUIVALENTS, END OF YEAR                                   $ 4,839,000           $ 581,000      $  4,839,000
                                                                    ===========           =========      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Contribution to capital by former
     principal stockholder                                          $        --         $        --       $ 3,659,000
                                                                    ===========         ===========       ===========
   Related party debt exchanged for
     convertible debt                                               $        --         $        --       $   321,000
                                                                    ===========         ===========       ===========
   Exchange of indebtedness to former
     principal stockholder for common stock                         $        --         $        --       $   445,000
                                                                    ===========         ===========       ===========
   Issuance of common stock for services
     and accrued salaries                                           $        --         $   167,000       $   352,000
                                                                    ===========         ===========       ===========
   Exchange of equipment and accrued rent
     for common stock                                               $        --         $        --       $   271,000
                                                                    ===========         ===========       ===========
   Subordinated notes and related accrued
     interest exchanged for Series A
     preferred stock                                                $        --         $        --       $ 3,300,000
                                                                    ===========         ===========       ===========
   Exchange of convertible debt for
     convertible preferred stock                                    $        --         $        --       $   356,000
                                                                    ===========         ===========       ===========
   Conversion of convertible debt and
     accrued interest into common stock,
     net of unamortized debt discount                               $   145,000         $ 2,220,000       $ 3,413,000
                                                                    ===========         ===========       ===========
   Exchange of advances repayable only
     out of proceeds of public offering
     for common stock                                               $        --         $        --       $   471,000
                                                                    ===========         ===========       ===========
   Deferred offering costs on warrants
     exercised                                                      $        --         $        --       $    88,000
                                                                    ===========         ===========       ===========
   Issuance of warrants in settlement of
     litigation and for services rendered                           $   190,000         $    68,000       $   350,000
                                                                    ===========         ===========       ===========
   Common stock issued for costs related
     to 10% promissory notes                                        $        --         $        --       $   525,000
                                                                    ===========         ===========       ===========
   Interest expense relating to the
     beneficial conversion feature of
     the Senior Secured Convertible Notes                           $ 9,821,000         $        --       $ 9,821,000
                                                                    ===========         ===========       ===========


See accompanying notes to consolidated financial statements

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1997

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1996. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997 or any interim period.

2.       DESCRIPTION OF BUSINESS

         Lithium Technology Corporation ("LTC") together with its wholly-owned subsidiary, Lithion Corporation ("Lithion"), collectively referred to as the "Company", is an advanced development stage publicly held company in the process of commercializing a unique, solid-state, lithium polymer rechargeable battery. The Company is engaged in research and development activities to further develop and exploit this battery technology and also holds various patents relating to such batteries. The Company believes that its battery technology, which is currently in the prototype development phase, is capable of providing up to four times the performance of current rechargeable batteries. The Company's objective is the commercialization of such technology, inclusive of moving from laboratory-scale product prototypes and related prototype processes to full scale market introduction, achieving cost competitiveness, and constructing a manufacturing plant. The Company's commercialization focus is on the rapidly growing portable electronics market segment (notebook computers and wireless communications handset devices). The Company's patented and proprietary composite cell construction and low-cost manufacturing process are equally applicable to lithium metal polymer technology or lithium-ion polymer technology. The Company intends to pursue both chemistries for specific portable electronics applications.

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

         The Company has raised approximately $14,460,000 since inception through various sales of convertible debt and common and preferred stock. During 1996, the Company sold a then 4% equity position to a Japanese Consortium for approximately $2,400,000 and also sold 10% convertible promissory notes for $1,750,000 (see Note 6). In July-August 1997, the Company borrowed $500,000 pursuant to the sale of convertible notes described herein (see Note 6). This bridge financing of $500,000 was repaid in full from the proceeds resulting from the sale of $5,500,000 Senior Secured Convertible Notes on September 22, 1997. (See Note 6 for details regarding the Company's $5,500,000 Senior Secured Convertible Notes).

         There can be no assurance that the incremental capital needed to attain commercial viability of the Company's battery technology will be obtained, which the Company currently estimates at approximately $22 million (assuming repayment of the $5,500,000 Senior Secured Convertible Notes). If the Company is unable to raise sufficient capital, it will be forced to curtail research and development expenditures which, in turn, will delay, and could prevent, the completion of the commercialization process.

         Reference should be made to "Management's Discussion and Analysis or Plan of Operation" included elsewhere herein for additional information.

4.       PROPERTY AND EQUIPMENT ARE SUMMARIZED AS FOLLOWS:

                                                SEPTEMBER 30,     DECEMBER 31,
                                                    1997             1996
                                                    ----             ----
         Laboratory equipment                    $ 855,000        $  855,000
         Furniture and fixtures                     93,000            91,000
         Leasehold improvements                     41,000            41,000
                                                 ---------         ---------
                                                   989,000           987,000
         Less: Accumulated depreciation
                 and amortization                  489,000           363,000
                                                 ---------         ---------
                                                 $ 500,000         $ 624,000
                                                 =========         =========

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

         In May 1996, the Company entered into a one year employment agreement with its Chief Executive Officer at an annual salary of $185,000 and other incentives, including performance bonuses and stock options. The agreement has been extended through May 8, 1998. The officer voluntarily elected to defer his compensation and at September 30, 1997 such deferral ($257,458) has been included in accrued salaries in the accompanying financial statements.

         In July 1996, the Company entered into one year employment agreements with its President/Chief Operating Officer and its Executive Vice President of Operations/Chief Technical Officer at annual salaries of $140,000 and $130,000, respectively, plus other incentives, including performance bonuses and stock options. In May 1997, these employment agreements were extended for one year on the same terms and conditions except that no new options were granted.

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

         The Preferred Stock may be entitled to such dividends, redemption rights, liquidation rights, conversion rights and voting rights as the Board of Directors, in its discretion, may determine, in a resolution or resolutions providing for the issuance of any such stock. Rights granted by the Board of Directors may be superior to those of existing shareholders, (including the right to elect a controlling number of directors as a class). Preferred Stock can be issued without the vote of the holders of Common Stock. No shares of Preferred Stock are outstanding at September 30, 1997.


         CONVERTIBLE NOTES PAYABLE DUE NOVEMBER 2, 1998 - In October 1996, the Company sold $1.75 million principal amount of Convertible Notes. The Company did not repay the $1.75 million principal of the Convertible Notes on the March 24, 1997 maturity date and, accordingly, pursuant to the terms of the Convertible Note Agreements, the Company and the Convertible Note Purchasers placed in escrow an additional 6,201,550 shares of the Company's Common Stock (the "Escrowed Shares"). The Escrowed Shares are not considered to be issued and outstanding securities pending actual payment for such shares. The Convertible Note Purchasers did not take any action to exercise any default remedies while negotiations were proceeding to restructure the Convertible Note Agreements. On August 18, 1997, the Company and the Convertible Note Purchasers agreed to the following material terms:
         (i) the maturity date of the Convertible Notes was extended to November 2, 1998; (ii) the Company will pay to the Convertible Note Purchasers $100,000 toward the outstanding principal balance of the Convertible Notes upon the closing of a private placement of the Company's securities currently in the negotiation phase, plus accrued interest since March 24, 1997 (paid in September 1997); (iii) the Convertible Note Purchasers will be permitted to sell certain quantities of the Escrowed Shares at then current market prices, the proceeds of which will be deemed to reduce the outstanding principal amount owed on the Convertible Notes; (iv) once the principal amount of the Convertible Notes is repaid either through sales of the Escrowed Shares or by the Company's repayment of the Convertible Notes, 12.5% of any remaining Escrowed Shares will be delivered to the Convertible Note Purchasers, and the remaining 87.5% will be retired by the Company (subject to adjustment depending on the occurrence of certain events); (v) the Convertible Notes may be prepaid by the Company, provided that the Company issue 250,000 of the Escrowed Shares to the Convertible Note Purchasers; and (vi) certain weekly issuances of shares of the Company's Common Stock which were issued to the Convertible Note Purchasers under the terms of the Convertible Note Agreements will be deemed to have terminated on March 24, 1997. Interest accrues at 10% per annum. No interest shall accrue and be due on any principal amount that is unpaid after July 1, 1998. The amendments to the Convertible Notes also provide that if the Convertible Note Purchasers' resale exemption from registration is not available due to a change in the law, then the Company must file a registration statement with the Securities and Exchange Commission covering certain shares of the Company's Common Stock held by the Convertible Note Purchasers.

         On September 22, 1997, the Company paid $100,000 to the Convertible Note Purchasers to reduce the principal amount of the Convertible Notes. During September 1997, one of the Convertible Note Purchasers also sold 158,000 Escrowed Shares which further reduced the principal amount of the Convertible Notes by $144,452.

         BRIDGE FINANCING - In July and August 1997, the Company obtained bridge financing for an aggregate $500,000 by issuing convertible notes to five lenders and an aggregate of 100,000 warrants to these lenders. The terms of this bridge financing, as amended, include, among other things, interest of 8% on the bridge notes, maturity of the bridge notes on September 30, 1997, the convertibility of the bridge notes into the Company's Common Stock at $.28 per share, and an exercise price of $.14 per share for the bridge lenders' warrants. On September 22, 1997, these convertible notes were repaid from proceeds of the sale of $5.5 million of the Company's Senior Secured Convertible Notes. In November 1997, warrants to purchase 100,000 shares of the Company's Common Stock were exercised by the bridge lenders at an exercise price of $.14 per share.

         SENIOR SECURED CONVERTIBLE NOTES DUE JULY 1, 2002 - On September 22, 1997, the Company entered into a Senior Secured Convertible Note Purchase Agreement (the "Note Purchase Agreement") with Lithium Link LLC (the "Lender") for the sale of $5.5 million of the Company's Senior Secured Convertible Notes (the "Notes"). The Company received $1.37 million of the $5.5 million funding as of the September 22, 1997 closing date and an additional $800,000, plus interest was disbursed from the escrow agent on November 3, 1997 in accordance with terms of the Note Purchase Agreement. The remaining proceeds of the sale of the Notes will be disbursed to the Company from the escrow account bi-monthly over a ten month period in amounts varying between $550,000 and $1,730,000 based on a pre-determined disbursement schedule. The bi-monthly fundings are subject to the Company's satisfaction of certain conditions subsequent set forth in the Note Purchase Agreement, none of which relate to operating or financial milestones. Interest accrues at 8.5% and is payable annually, at the Company's election in cash or the Company's Common Stock. The principal of the Notes is payable on or before July 1, 2002. The Notes are convertible into the Company's Common Stock at a conversion price of $.28 per share. The Company has recorded the intrinsic value of the beneficial conversion feature of the Senior secured covertible notes as a charge to interest expense at its then fair value of $9,821,000. The holders of the Notes will have two demand registration rights and "piggyback" registration rights, subject to conditions set forth in the Note Purchase Agreement.

         In connection with the sale of the Notes, the Company entered into a Consulting Agreement with Interlink Management Corporation ("IMC") whereby IMC will be paid $5,000 per month for one year, with the Company having an option to renew the Consulting Agreement for another one year term. IMC was granted a warrant to purchase 500,000 shares of the Company's Common Stock at a price of $.40 per share, which has been recorded at its then fair value of $190,000. Such amount will be amortized over the life of the Consulting Agreement. IMC will provide consulting services in connection with strategic planning and the identification of prospective strategic alliance partners with respect to the manufacture and distribution of the Company's lithium-ion polymer rechargeable battery products. IMC was paid $150,000 for services and expenses.

         The Notes are secured by a first priority security interest in favor of the Lender as to substantially all of the Company's assets other than the Company's intellectual property. The Company's obligations under the Notes are guaranteed by the Company's subsidiary, Lithion Corporation, and the Company pledged its interest in the shares of Lithion Corporation as security for repayment of the Notes.

         The Company granted to the Lender a nonexclusive, royalty-free, assignable, and sublicenseable license to use the Company's lithium-ion-related patents and other intellectual property for the manufacture and distribution of lithium-ion polymer batteries in a defined territory essentially comprised of designated countries in Asia and Oceania, provided that the agreement expressly excludes the use of the licensed subject matter for the manufacture of lithium metal polymer battery products. The License Agreement provides that the Lender may not exercise the license unless a bankruptcy proceeding is filed by or against the Company or other bankruptcy-related triggering events respecting the Company occur.

7. STOCK INCENTIVE PLAN -- Options under the 1994 Stock Incentive Plan are summarized as follows:

         Options outstanding January 1, 1997                                         1,744,000
         Options granted ($.78125 per share)                                            12,000
         Options exercised                                                                  --
         Options canceled                                                             (97,000)
                                                                                    ----------

         Options outstanding, September 30, 1997
           ($.501-$2.55 per share)                                                   1,659,000
                                                                                     =========

         Options available for grant, September 30, 1997                             1,008,000
                                                                                     =========

         Options exercisable, September 30, 1997                                     1,348,000
                                                                                     =========

         DIRECTORS STOCK OPTION PLAN -- Options under the Directors Plan are summarized as follows:


         Options outstanding, January 1, 1997                                          107,000
         Options granted                                                                    --
         Options canceled                                                             (40,000)
                                                                                    ----------

         Options outstanding, September 30, 1997
           ($.90 per share)                                                             67,000
                                                                                     =========

         Options available for grant, September 30, 1997                               266,000
                                                                                     =========

         Options exercisable, September 30, 1997                                        30,000
                                                                                     =========

         WARRANTS -- Warrants are summarized as follows:


         Warrants outstanding, January 1, 1997                                       2,360,000
         Warrants granted (1)                                                        1,687,000
         Warrants exercised                                                                 --
         Warrants expired                                                                   --
                                                                                     ---------
         Warrants outstanding, September 30, 1997
           ($.40 to $3.60 per share)                                                 4,047,000
                                                                                     =========

         Warrants exercisable, September 30,  1997                                   3,940,000
                                                                                     =========

(1) Includes approximately 987,000 warrants issuable pursuant to anti-dilution provisions of existing warrant agreements resulting primarily from the sale of Senior secured convertible notes on September 22, 1997.

8. SUBSEQUENT EVENTS -- During October 1997, one of the Convertible Note Purchasers sold 275,413 Escrowed Shares which further reduced the principal amount of the Convertible Notes by $326,977. In addition, since the principal amount of one note holder has been completely repaid, 12.5% or 167,307 Escrowed Shares have been issued to this noteholder and 1,171,151 Escrowed Shares have been retired by the Company.

         In November 1997, warrants to purchase 100,000 shares of the Company's Common Stock were exercised by the bridge lenders (see Note 6) at an exercise price of $.14 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

GENERAL

The Company is an advanced development stage company engaged in the business of developing and seeking to commercialize a unique, solid state, lithium polymer rechargeable battery. The Company has generated no revenues and has no commercial operations to date. The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next few years. The Company does not expect to generate any significant revenues from operations during the fiscal year ending December 31, 1997. The Company believes that its battery technology, which is currently in the prototype development phase, is capable of providing up to four times the performance of current rechargeable batteries. The Company's objective is the commercialization of such technology, inclusive of moving from laboratory-scale product prototypes and related prototype processes to full scale market introduction, achieving cost-competitiveness, and constructing a manufacturing plant. The Company's commercialization focus is on the rapidly growing portable electronics market segment (notebook computers and wireless communications handset devices). The Company's patented and proprietary composite cell construction and low-cost manufacturing process are equally applicable to lithium metal polymer technology or lithium-ion polymer technology. The Company intends to pursue both chemistries for specific portable electronics applications.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

The Company has financed its operations from December 10, 1993 with convertible debt and private placements of Common and Preferred Stock and has raised approximately $14.46 million, including most recently, $5.5 million from the September 1997 sale of convertible notes described herein.

AS OF SEPTEMBER 30, 1997

At September 30, 1997, the Company had cash of $4,839,000 (including equivalents and cash held in escrow), fixed assets of $500,000 and other assets of $484,000. The Company's total liabilities were $8,392,000 consisting of accounts payable and accrued expenses in the amount of $1,387,000, convertible notes due November 2, 1998 in the amount of $1,505,000, and Senior Secured Convertible Notes due July 1, 2002 in the amount of $5,500,000. The Company had a net working capital of $3,452,000 on September 30, 1997.

The Company's net working capital was increased by approximately $5,082,000 from December 31, 1996 to September 30, 1997. The Company's cash and equivalents increased by approximately $3,451,000 from December 31, 1996 to September 30, 1997. This increase in net working capital and in cash (including cash held in escrow) is attributable primarily (i) to the sale of $5,500,000 in Senior Secured Convertible Notes during September 1997 and (ii) to reduced operating expenses as compared to the corresponding period in 1996 primarily for the reasons discussed below in "Results of Operations".

The Company's stockholder's deficiency was $2,569,000 at September 30, 1997, after giving effect to an accumulated deficit of $30,122,000 which consisted of $23,257,000 accumulated deficit during the development stage from July 21, 1989 through September 30, 1997 and $6,865,000 accumulated deficit from prior periods. The Company expects to incur substantial operating losses as it continues its commercialization efforts.

On September 22, 1997, the Company entered into a Senior Secured Convertible Note Purchase Agreement (the "Note Purchase Agreement") with Lithium Link LLC (the "Lender") for the sale of $5.5 million of the Company's Senior Secured Convertible Notes (the "Notes").

The Company is obligated to borrow, and the Lender is obligated to loan, the entire $5.5 million principal amount. The Company has received $1.37 million of the $5.5 million funding as of the September 22, 1997 closing date. The proceeds of the sale of the Notes will be disbursed to the Company from an escrow account bi-monthly over a ten month period in amounts varying between $550,000 and $1,730,000 based on a pre-determined disbursement schedule. The bi-monthly fundings are subject to the

Company's satisfaction of certain conditions subsequent set forth in the Note Purchase Agreement, none of which relate to operating or financial milestones. Interest accrues at 8.5% and is payable annually, at the Company's election in cash or the Company's Common Stock. The principal of the Notes is payable on or before July 1, 2002. The Notes are convertible into the Company's Common Stock at a conversion price of $.28 per share. The Company has recorded the intrinsic value of the beneficial conversion feature of the Senior secured convertible notes as a charge to interest expense at its then fair value of $9,821,000. The holders of the Notes will have two demand registration rights and "piggyback" registration rights, subject to conditions set forth in the Note Purchase Agreement.

While the Company's operating plan seeks to minimize the Company's capital requirements, commercialization of the Company's battery technology will require substantial amounts of additional capital. Subject to the availability of necessary capital, the Company expects that research and development and production expenses will increase significantly as it continues to advance its battery technology and develop products for commercial applications. The Company's working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of the Company's research and development program, the levels and resources that the Company devotes to the development of manufacturing and marketing capability, technological advances, the status of competitors, the Company's continuing compliance with the conditions contained in the Note Purchase Agreement, and the ability of the Company to establish collaborative arrangements with other companies to provide research and development funding to the Company and to manufacture and market the Company's products.

The Company believes that as of September 30, 1997 it has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately June 1999 based on the Company's current strategies and subject to the uncertainties discussed in this report. The Company does not currently have sufficient cash to achieve all its development and production objectives, including the 1998 installation of the pilot manufacturing line and repayment of long-term liabilities. In order to raise sufficient capital for its future growth and repayment of the Convertible Notes, the Company will be required to sell additional debt or equity securities.

There can be no assurances that the incremental capital needed for attaining commercial viability of the Company's battery technology, which the Company currently estimates at $22 million (assuming repayment of the $5,500,000 Senior Secured Convertible Notes) can be obtained. If the Company is unable to raise sufficient capital, it will be forced to curtail research and development expenditures which, in turn, will delay, and could prevent, the completion of the commercialization process.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1997 and 1996.

The Company had no revenues for the nine months ended September 30, 1997 and 1996. Engineering, research and development expenses were $914,000 for the nine months ended September 30, 1997 compared to $899,000 in 1996. The increase of $15,000 results from decreased contract research activities and increased lab supplies and salaries as the Company continues to accelerate its commercialization efforts.

General and administrative expenses were $1,135,000 for the nine months ended September 30, 1997 compared to $2,143,000 in 1996. The decrease of $1,008,000 was due to decreased legal costs and decreased amortization of debt issue costs and increased consulting expenses and accrued but unpaid wages to the Company's Chief Executive Officer.

Interest expense increased to $530,000 (net of interest income of $28,000) for the nine months ended September 30, 1997 compared to $21,000 (net of interest income of $39,000) in 1996. The increase in interest expense for the comparable periods is attributable to the Company's convertible term notes and the issuance of certain additional shares in connection with the Company's exercise of its right to extend the maturity date for repayment of the Convertible Notes. The Company has recorded the intrinsic value of the beneficial conversion feature of the Senior secured convertible notes as a charge to interest expense at its then fair value of $9,821,000.

Three Months Ended September 30, 1997 and 1996.

The Company had no revenues for the three months ended September 30, 1997 and 1996. Engineering, research and development expenses were $287,000 for the three months ended September 30, 1997 compared to $325,000 in 1996. The decrease of $38,000 results from decreased contract research activities as the Company restricted cash expenditures during the three months ended September 30, 1997.

General and administrative expenses were $294,000 for the three months ended September 30, 1997 compared to $765,000 in 1996. The decrease of $471,000 was due to decreased legal costs and accrued but unpaid wages to the Company's Chief Executive Officer.

Interest expense increased to $46,000 (net of interest income of $10,000) for the three months ended September 30, 1997 compared to ($13,000) (net of interest income of $13,000) in 1996. The increase in interest expense for the comparable periods is attributable to the Company's convertible term notes. The Company has recorded the intrinsic value of the beneficial conversion feature of the Senior secured convertible notes as a charge to interest expense at its then fair value of $9,821,000.

PLAN OF OPERATIONS FOR THE COMPANY

The Company's strategy is to commercialize its solid-state, lithium-polymer, rechargeable battery with primary focus on high performance portable electronic products (notebook computers and wireless communications devices). These market segments are large, growing rapidly, and demand high performance batteries with a thin, flat form factor and long run times. There can be no assurance, however, that the Company will be able to achieve the technological breakthroughs that will be necessary in order to ultimately achieve commercialization and/or obtain financings or generate revenues in order to sustain the Company's on-going research and development phase or to undertake the design and construction of the Demonstration Manufacturing Facility discussed herein and other manufacturing-related facilities.

During 1994, the Company recruited a new management team and a core technical staff with commercialization and battery technology expertise. A modern research facility was leased in late 1994 and product development has continued at an accelerated pace. At September 30, 1997, the management team and technical staff consisted of twelve full-time employees. The staff has the required expertise in technology, commercialization, process development, battery engineering, electrochemistry and strategic alliance development. During 1996 the Company entered into employment agreements with Thomas R. Thomsen as the Company's Chief Executive Officer, David J. Cade as the Company's President and Chief Operating Officer, and Dr. George R. Ferment as the Company's Executive Vice President and Chief Technical Officer. In May 1997, these employment agreements were extended for one year.

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

                 (v) initial commercial production of hand assembled battery packs using DMF-made cells for OEMs in early 1998, ramping up to 20,000 notebook computer batteries per month and generating sales of $6 million in 1998;

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

The Company does not currently have sufficient cash to achieve all its development and production objectives, including the 1998 installation of the pilot manufacturing line and repayment of long term liabilities if not converted to equity and $2 million for equipment purchases. As noted above (See "Liquidity, Capital Resources, and Financial Condition") the Company believes that as of September 30, 1997 it has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately June 1999 based on the Company's current strategies and subject to the uncertainties discussed in this report. The Company does not currently have sufficient cash to achieve all its development and production objectives, including the 1998 installation of the pilot manufacturing line. In order to raise sufficient capital for its future growth, and repayment of long term liabilities if not converted to equity, the Company will be required to sell additional debt or equity securities. Such new capital is planned to be sought from several sources, including strategic partners, although the Company has no commitments for new capital as of the date of this report. The Company is also seeking to raise additional capital for its activities beyond 1997, which may result in further dilution to the Company's existing stockholders. The Company will seek to expand its strategic alliances which would provide capital from joint development programs, license fees or an additional equity investment. Discussions are continuing with companies in Japan, Korea, Taiwan, Europe and the United States. However, there can be no assurances that additional capital will be available to the Company on a timely basis or on acceptable terms. In addition, there can be no assurance that the Company will be able to meet the technological objectives and/or satisfy the capital requirements that the Company believes are necessary to convert battery technology into successful commercial products. There can be no assurance that the Company's products will generate any revenues, will not encounter technical problems when used, will be successfully marketed, will be produced at a competitive cost, or will achieve customer acceptance or, if commercial products are developed and revenues produced, that the Company will be profitable. The likelihood of the success of the Company must be weighed against the problems, expenses, difficulties, complications and delays frequently encountered in developing and marketing a new product.

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

ITEM 2.          CHANGES IN SECURITIES

In July and August 1997, the Company issued to certain individuals warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $.14 per share. The warrants were issued in consideration of providing
$500,000 in bridge financing to the Company and were exercised in November 1997.

On September 22, 1997, the Company sold $5,500,000 of its Senior Secured Convertible Notes to Lithium Link LLC. Interest accrues at 8.5% and is payable annually, at the Company's election in cash or in Common Stock. The notes are convertible into the Company's Common Stock at a conversion price of $.28 per share. In connection with the sale of the Notes, a warrant to purchase 500,000 of the Company's Common Stock at an exercise price of $.40 per share was issued to Interlink Management Corporation and the Company also paid $150,000 for services and expenses (see Note 6). Such securities were issued pursuant to the exemption under Section 4(2) of the Securities Act.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

                                  None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                  None.

ITEM 5.          OTHER INFORMATION

                                  None.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                      a)   Exhibits

                           None.

                      b) Form 8-K Reports during the Third Quarter and thereafter

                           The Company filed two Current Reports
                      on Form 8-K during the quarter ended September 30, 1997 as follows:

                           1. Form 8-K Report dated August 21, 1997 with respect to Item 5 of such Report.

                           2. Form 8-K Report dated September 22, 1997 with respect to Item 5 of such Report.

                                   SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         LITHIUM TECHNOLOGY CORPORATION

                               By: /s/ Thomas R. Thomsen
                                   -----------------------------------------
                                       Thomas R. Thomsen
                                       Chairman and Chief Executive Officer

                                   /s/ William D. Walker
                                   -----------------------------------------
                                       William D. Walker
                                       Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

November 14, 1997