Form 10KSB
period 1997-12-31
LITHIUM TECHNOLOGY CORP
filed 1998-04-15
CIK 804154

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

(MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                                       OR
      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from                   to

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

                                  Common Stock
                                Par Value, $0.01

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.[ ]

State issuer's revenues for its most recent fiscal year. None for the fiscal year ended December 31, 1997.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

             Approximately $18,284,597 as of February 27, 1998. The
           aggregate market value was based upon the mean between the closing bid and asked price for the common stock as quoted by the NASD Electronic Bulletin Board.


                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS


Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 27, 1998, 21,016,361 shares of common stock.


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


Transitional Small Business Disclosure Format (check one): Yes [  ]     No [X]

                                TABLE OF CONTENTS

                                                                                                              PAGE

PART I

         Item  1.  Description of Business...................................................................... 1
         Item  2.  Description of Property......................................................................11
         Item  3.  Legal Proceedings............................................................................11
         Item  4.  Submission of Matters to a Vote of Security Holders..........................................11


PART II

         Item  5.  Market for the Company's Common Equity and Related Stockholder Matters.......................11
         Item  6.  Management's Discussion and Analysis or Plan of Operation....................................13
         Item  7.  Financial Statements.........................................................................17
         Item  8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................................................18


PART III

         Item  9.  Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act............................................18
         Item 10.  Executive Compensation.......................................................................20
         Item 11.  Security Ownership of Certain Beneficial Owners and Management...............................27
         Item 12.  Certain Relationships and Related Transactions...............................................30
         Item 13.  Exhibits and Reports on Form 8K..............................................................33


FINANCIAL STATEMENTS

         Independent Auditors' Reports...................................................................F-2 to F-3

         Consolidated Financial Statements:

         Consolidated Balance Sheet at December 31, 1997........................................................F-4

         Consolidated Statements of Operations for the Years Ended December 31, 1997 and
            1996, and the Period from July 21, 1989 (Date of Inception) to December 31, 1997 (As Restated)......F-5

         Consolidated Statements of Changes in Stockholders' Deficiency for the Period from
             July 21, 1989 (Date of Inception) to December 31, 1997 (As Restated)........................F-6 to F-8

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1997 and 1996, and
             the Period from July 21, 1989 (Date of Inception) to December 31, 1997 (As Restated).......F-9 to F-10

         Notes to Consolidated Financial Statements....................................................F-11 to F-22

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

         Lithium Technology Corporation (the "Company" or "LTC") is a development stage company engaged in the business of developing and seeking to commercialize unique, solid-state, lithium-ion polymer and lithium metal polymer rechargeable batteries. The Company believes that its battery technology, which is currently in the prototype development phase, is capable of providing up to four times the performance of current rechargeable batteries. The Company's objective is the commercialization of such technology, inclusive of moving from laboratory-scale product prototypes and related prototype processes to full scale market introduction, achieving cost-competitiveness, and establishing manufacturing operations and distribution channels. The Company's commercialization focus is on the rapidly growing portable electronics market segment (notebook computers and wireless communications devices). The Company's patented and proprietary composite cell construction and low-cost manufacturing process are equally applicable to lithium-ion polymer technology and lithium metal polymer technology. The Company intends to pursue both chemistries -- "lithium-ion polymer technology" and "lithium metal polymer technology" which are discussed and differentiated below -- for specific portable electronics applications. The Company's immediate objective is the commercialization of its "lithium-ion polymer technology." The Company's operating results consist solely of operating losses attributable to research and development, general and administrative expenses and interest expense. The Company has generated no revenues from operations.

         During the last four years, the Company has recruited a new management team and a core technical staff with commercialization and battery technology expertise. A modern research facility has been leased and research and product and manufacturing process development is continuing at an accelerated pace. During 1997, the Company extended through mid-1998 the employment agreements pursuant to which Thomas R. Thomsen serves as the Company's Chief Executive Officer, David J. Cade serves as the Company's President and Chief Operating Officer, and Dr. George Ferment serves as the Company's Executive Vice President of Operations and Chief Technical Officer. Mr. Thomsen was elected to the Company's Board of Directors in 1995. Mr. Cade and Dr. Ferment were elected to the Company's Board of Directors in 1997.

         The Company's strategy is to establish manufacturing operations and distribution channels through the development of strategic alliances with partners of global prominence from whom the Company will seek assistance in bringing the technology to the manufacturing stage and participation in the distribution and sale of the Company's products on a world-wide basis. To advance this strategy, (i) in December 1997, the Company signed a letter of intent to establish a strategic manufacturing joint venture with Elite Material Co., Ltd. (EMC) of Taiwan contemplating a 40,000 square foot joint venture manufacturing facility in Taiwan (Taiwan Manufacturing Plant-TMP) to produce lithium-ion polymer batteries; the TMP is expected to begin production in late 1999 and negotiations are continuing toward the completion of definitive agreements; and (ii) in January 1998 the Company signed a letter of intent contemplating an agreement with a major global notebook computer manufacturer to complete the development of a specific battery for its notebook computers. Previously, in 1996 the Company entered into a two-year technology development agreement with a Japanese consortium based on the Company's proprietary lithium metal polymer rechargeable battery technology. There can be no assurance as to the completion of definitive agreements with respect to, or the implementation of, the TMP and/or the notebook computer battery development relationship or other strategies referred to herein.

         On September 22, 1997, the Company entered into a Senior Secured Convertible Note Purchase Agreement (the "1997 Note Purchase Agreement") with Lithium Link LLC (the "Lender") for the sale of $5.5 million of the Company's Senior Secured Convertible Notes (the "1997 Notes"). See "Management's Discussion and Analysis--Liquidity, Capital Resources, and Financial Condition" for details.

         In early 1996 the Company installed a continuous flow coating and laminating pilot line, referred to as the Demonstration Manufacturing Facility
(DMF). The DMF has been undergoing trial runs and modifications/upgrades over the past two years and will be used to fabricate the Company's lithium-ion polymer cell samples for distribution to selected original equipment manufacturers (OEMs) which has been on-going since the second quarter of 1997. The DMF is currently evolving into the Plymouth Meeting Manufacturing Plant
(PMMP). It is anticipated that an additional expenditure of approximately $3.5 million in equipment and engineering services will be required in 1998 to achieve initial production levels for specific OEM battery pack applications pending the start of production at the Taiwan Manufacturing Plant. There can be no assurance that such new capital will be available on terms satisfactory and favorable to the Company. See "Management's Discussion and Analysis -- Liquidity, Capital Resources, and Financial Condition" for details.

         In October 1996, the Company completed a bridge financing pursuant to which the Company issued $1.75 million principal amount convertible notes (the "1996 Notes") to two purchasers (the "1996 Note Purchasers"). The Company did not repay the $1.75 million principal of the 1996 Notes on the March 24, 1997 maturity date and, accordingly, pursuant to the terms of the 1996 Note Purchase Agreements, the Company and the 1996 Note Purchasers placed in escrow an additional 6,201,550 shares of the Company's common stock (the "Escrowed Shares"). In August 1997, the Company and the 1996 Note Purchasers agreed to the restructuring of the 1996 Notes. Thereafter, the Company satisfied and paid in full the 1996 Notes in accordance with the restructuring agreement pursuant to which on September 22, 1997, the Company paid $100,000 to the 1996 Note Purchasers to reduce the principal amount of the 1996 Notes; during September 1997 through November 1997, the 1996 Note Purchasers sold 2,163,158 Escrowed Shares which further reduced the principal amount of the 1996 Notes by $1,650,000; and 32,350 Escrowed Shares were issued to the 1996 Note Purchasers to satisfy interest obligations. Of the remaining Escrowed Shares, 12.5% or 473,160 Escrowed Shares were issued to the 1996 Note Purchasers and 87.5% or 3,532,882 Escrowed Shares were retired by the Company.

         The Company had cash of $3,836,000 at December 31, 1997 including cash held in escrow. In the absence of new capital, such cash is sufficient to meet the Company's operating needs through approximately June 30, 1999 other than financing for the development of manufacturing capacity, including the obtaining of additional financing of approximately $2.7 million for approximately $3.5 million in equipment expenditures that is currently estimated to be required in 1998 to achieve sustained production levels. The Company has developed and is implementing appropriate strategies to minimize expenses and conserve cash. As noted above, there can be no assurance that the Company will obtain needed capital on terms favorable and acceptable to the Company. For details see "Management's Discussion and Analysis -- Liquidity, Capital Resources, and Financial Condition."

         The Company is a corporation organized under the laws of the State of Delaware on December 28, 1995. The Company's predecessor -- Lithium Technology Corporation (a Nevada corporation previously named Hope Technologies, Inc.) -- merged with and into the Company in a reincorporation merger that became effective on February 8, 1996. In connection with the reincorporation on February 8, 1996, the Company also implemented a recapitalization of its outstanding common stock and convertible preferred stock, a reverse stock split, the ratification of an amendment to the Company's 1994 Stock Incentive Plan, and ratification of a Directors Stock Option Plan. Until 1994, the Company had been named Hope Technologies, Inc. (HTI), consisting of two subsidiaries: Hope

Industries, Inc. (Industries) and Lithion Corporation. Industries was the operating arm of the Company and it manufactured professional and industrial photoprocessing and X-ray equipment. Lithion was engaged in rechargeable battery research and development. By the end of 1993, Industries was divested and since such time the Company has focused on commercialization of battery technology and developing strategic alliance partners of global prominence. The Company currently has one subsidiary, Lithion Corporation, which is wholly-owned by the Company.

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

         This growth has created a worldwide search for advanced rechargeable battery systems with much longer run times with lighter weights and lower costs, and which are environmentally friendly. The Company believes that its lithium-polymer battery technology may be capable of filling these demands. There can be no assurance, however, that the Company will be able to achieve the technological breakthroughs that will be necessary in order to ultimately achieve commercialization and/or obtain financings or generate revenues in order to sustain the Company's on-going research and development phase or to undertake the design and construction of the TMP, DMF and PMMP, including the obtaining of additional financing of approximately $2.7 million for approximately $3.5 million in equipment expenditures that is currently estimated to be required in 1998 to achieve sustained production levels, discussed herein and other manufacturing-related facilities.

THE BATTERY TECHNOLOGY

         The Company's lithium metal polymer rechargeable battery design is based upon an integrated approach employing a patented and proprietary cell construction using high performance fiber webs, and a flexible solid polymer electrolyte. The Company's lithium metal technology incorporates a lithium alloy foil anode and a composite vanadium oxide cathode. The Company's lithium-ion polymer technology uses fiber webs for both the anode and cathode. One advantage of this approach is the use of a solid polymer electrolyte rather than the traditional liquid electrolyte technology. Unlike the liquid electrolyte used in most batteries, the Company's battery electrolyte is a thin, flat, solid plastic which reduces weight and volume, and improves safety. The Company's research and development and marketing strategy is to seek to distinguish the Company's battery products from competitors' products as to the following features: energy density, run time, self-discharge rate, design flexibility, thin, flat lightweight form factor, cost, user safety and environmental safety. The Company's ability to implement this strategy is highly dependent upon the Company's ability to achieve its technology research and development, manufacturing scale-up, and financing objectives and overcome the related uncertainties as discussed herein.

         The ability to manufacture so called "laminated batteries" (See "Glossary") with consistent high quality and low cost is a critical commercialization challenge and the Company believes its strategic advantage lies in its patented manufacturing approach. The Company's composite electrolyte and composite electrode technology lends itself to the use of commonly used thin film manufacturing equipment and proven process methodology. These composites act as traveling carriers in the manufacturing process, starting as rolls that are then coated with electrolyte or oxide materials using existing and proven coating technology. Such traveling carriers are usually called "traveling webs" or simply "webs". "Web" processing is a common practice in the paper, textile, thin film, barrier plastics, floor covering, and packing industries. Other companies also attempting to commercialize lithium-polymer batteries do not use this Company-patented and proprietary approach and therefore use more complex and hence costly manufacturing methods. The Company's approach, which involves fewer separate operations, offers significant promise for lower production costs and consistent quality. The Company's web-handling and coating techniques are expected to result in a lower cost manufacturing process for lithium-ion polymer cells because of: (1) fewer laminate components; (2) fewer processing steps; (3) better bonding; (4) better structural stability; (5) lower defect rates higher yields; and (6) web coating enables easier cell assembly. In addition, superior battery performance is expected because of: (1) fiber webs give higher gravametric energy density than metal grids; (2) better pulse discharge rate; and (3) equivalent cycle life.

INTELLECTUAL PROPERTY

         The Company holds twenty-three issued U.S. patents and nine pending patent applications on its technology. The Company also has other proprietary knowledge that is in the patent disclosure stage or that it protects as trade secrets. The Company's early patents relate to materials and construction for lightweight solid-state rechargeable batteries. The later patents and applications relate to improvements to the technology contained in the first patent or to other key aspects of rechargeable battery technology.

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

The following table sets forth the patents currently held by the Company:


Patent Number               Description                                                        Year of Expiration
-------------               -----------                                                        ------------------
4,576,883                   Electrode Construction for Solid State Electrochemical Cell        2003
4,794,059                   Lightweight Solid Rechargeable Batteries                           2005
4,808,496                   Electrode Construction for Solid State Electrochemical Cell        2006
4,816,357                   Intensification of Ion Exchange in Lithium Batteries               2006
4,861,690                   Lightweight Battery Construction                                   2006
4,888,206                   Method and Apparatus for Coating a Substrate with Alkaline         2006
                            or Alkaline Earth Metals
4,960,655                   Lightweight Batteries                                              2007
5,006,431                   Solid State Polymer Electrolyte for Batteries                      2008
5,053,295                   Lightweight Electroconductive Solderless Internal Cell             2008
                            Connector for Alkaline or Alkaline Earth Metal Batteries
5,057,385                   Battery Packing Construction                                       2008
5,057,651                   Lightweight Electroconductive Wire                                 2008

Patent Number               Description                                                        Year of Expiration
-------------               -----------                                                        ------------------
5,006,554                   Fire and Moisture Proof Anode Construction for Alkaline            2008
                            Metal or Alkaline Earth Metal Batteries
5,102,752                   Solid State Composite Electrolyte for Batteries                    2009
5,350,647                   Electrodes for Electrochemical Devices                             2011
5,378,558                   Solid State Composite Electrolyte for Electrochemical              2012
                            Devices
5,422,200                   Battery Packaging Construction for Alkali Metal Multicell          2012
                            Batteries
5,443,602                   Apparatus and Method for Automatic Mass Production and             2012
                            Packaging of Electrochemical Cells
5,521,023                   Composite Electrolytes for Electrochemical Devices                 2013
5,529,707                   Lightweight Composite Polymeric Electrolytes for                   2013
                            Electochemical Devices
5,597,658                   Rolled Single Cell and Bi-Cell Electrochemical Devices and         2014
                            Method of Manufacturing Same
5,650,243                   Battery Packaging Construction using Flexible Plastic Barrier      2014
                            Structures
5,655,313                   Apparatus for Fluidized Vacuum Drying and Gas Treatment            2014
                            for Powered, Granular, or Flaked Material
5,705,084                   Polymer Alloy Electrolytes for Electrochemical Devices             2015

         With respect to licensing relationships, the Company has: (i) granted a license to Lithium Link LLC with respect to certain lithium-ion polymer battery intellectual property; (ii) granted a license to Valence Technology Corporation ("Valence") with respect to certain technology and entered into a cross-license with Valence with respect to certain technology; and (iii) granted certain license/distributorship option rights pursuant to the Japanese consortium technology development agreement noted above.

TECHNOLOGY DEVELOPMENT HISTORY

         The Company's advanced rechargeable battery technology is based on nearly fifteen years of specific research and development and nearly forty years of experience in plastics, thin films and emulsions. With the divestiture of Hope Industries in late 1993, the Company successfully raised capital from outside sources, narrowed the Company's focus, and renewed development of its rechargeable battery technology. During 1994, the Company was re-staffed with needed technical personnel, and critical research, including historical test data such as capacity and cycle life, was reconfirmed. During 1995, the Company concentrated its efforts on improving its base line technology in the crucial areas of weight reduction, design flexibility, rechargeability, self-discharge, safety, capacity and cycle life. The research and development effort has also focused on the carbon fiber web used to build the cathode structure, the proprietary lithium metal alloy used as the anode structure, the polymer electrolyte structure, and thermal curing of the polymer as opposed to expensive and complicated electron beam methodology. Improvements have also been made in sealing which has resulted in a patented, fireproof anode concept and improved current-collection technology has been developed through lightweight, embedded fiber construction. The Company has also advanced its technology by developing a solid state lithium-ion polymer battery using proprietary web structures in both the anode and cathode with excellent cycle life and which demonstrate the utility of the Company's manufacturing technology for use in other battery chemistries. During 1996, the Company focused on improving its patented manufacturing approach which is unique to the battery industry. In March 1996, a prototype continuous flow coating and laminating line -- referred to as the Demonstration Manufacturing Facility
(DMF) --was installed. Since then, the DMF has been undergoing continuing upgrade and trial runs. In 1997, the DMF was upgraded and distribution of DMF made lithium-ion polymer cells samples commenced to selected Original Equipment Manufacturers (OEMs). During 1998, development and distribution of prototype battery packs has commenced to certain OEMs and is on-going.

         For the period July 1989 through October 1993, the Company had accumulated net losses attributable to activities associated with the battery technology of $1,801,000. For the period November 1993 through December 1997, the Company had accumulated net losses of $31,240,000 of which $67,000 was incurred during 1993, $3,776,000 was incurred during 1994, $8,849,000 was incurred during 1995, $4,384,000 was incurred during 1996, and $14,164,000 was incurred during 1997 (including interest expense of approximately $9,821,000 relating to the beneficial conversion feature of certain debt issued by the Company). Therefore, the Company's aggregate accumulated losses for the battery technology through December 1997 are $33,041,000 (including interest expense of approximately $17,841,000 relating to the beneficial conversion features of certain debt issued by the Company). The Company spent approximately $1,079,000 and $1,399,000 on research and development activities during 1996 and 1997, respectively. These funds were derived from the Company's debt and equity financings as discussed in this report as opposed to operating revenues.

BUSINESS STRATEGY

         The Company's business strategy is to commercialize a new generation of solid state lithium-ion polymer and lithium metal polymer batteries based on fifteen years of research and development and a strong patent portfolio covering both the battery construction and manufacturing process unique to the battery industry. The proprietary technology uses high performance fibers in composite battery structures and low-cost web coating/handling methods for manufacturing. This technology encompasses lithium-ion polymer batteries (market entry expected in 1998) and lithium alloy polymer batteries (market entry expected in three to five years). The Company's target market is mobile communications and computing applications which showcase the Company's thin, flat lightweight form factor and long run-times. The Company's long term objectives include the development and/or licensing of battery technology for a variety of other applications including microelectronics, electric vehicles, aerospace and defense and solar cells.

         Consummation of corporate alliances is also an important step in the commercialization plan. The Company's strategy contemplates that these corporate partners will bring technology and funding support through equity, joint technology and development programs, licensing of the technology, and manufacturing and distribution rights. Extensive discussions have been and continue to be held with numerous potential corporate partners from the United States, the Pacific Rim and Europe. As noted above, in March 1996, the Company entered into a two-year technology development agreement with a Japanese consortium headed by Mitsubishi Materials Corporation. The LTC-Mitsubishi Materials alliance was successful for both parties. Since the development program achieved Mitsubishi Materials' objectives regarding LTC's lithium alloy polymer technology, their visiting scientist at LTC is returning to Japan to participate in a Mitsubishi Materials battery R&D project focused on electric vehicle applications. Mitsubishi Materials and LTC expect to continue exchanging appropriate technical information and Mitsubishi Materials has expressed its intention to remain as a shareholder of LTC. According to the terms of the 1996 Agreement, certain provisions pertaining to technology ownership, option rights for manufacturing and distribution of LTC's future lithium alloy polymer battery products, and confidential treatment of information, survived the March 1998 expiration of the agreement.

         The Company is also actively seeking other strategic partners to assist in the commercialization of its lithium-ion polymer technology and has had discussions with a number of globally prominent companies in this regard, although there can be no assurance as to the consummation of any such strategic alliances. Toward advancing this strategy, the Company has engaged the consulting services of Chase Manhattan Bank, Mitsubishi Trust & Banking Corporation, and Interlink Management Corporation. In addition, in December 1997, the Company signed a letter of intent to establish a strategic manufacturing partnership with Elite Material Co., Ltd. (EMC) of Taiwan contemplating a 40,000 square foot joint venture manufacturing facility in Taiwan. The Taiwan plant is expected to begin production in late 1999. In January 1998, the Company signed a letter of intent contemplating an agreement with a major global notebook computer manufacturer to complete the development of a specific battery for its notebook computers.

         During March 1996, a benchtop continuous flow coating/laminating line -- referred to above as the Demonstration Manufacturing Facility ("DMF") -- was installed by the Company. This line has been used to further define the Company's manufacturing technology, to sharpen manufacturing cost estimates, produce market test samples and then serve as the initial production facility for battery cells which will be manually assembled into battery packs for Original Equipment Manufacturer ("OEMs"). The Company has already begun multi-cell configuration designs for battery packs of two specific electronic devices of two OEMs. Thereafter, based on design data obtained from the DMF, the Company must successfully augment the DMF equipment in establishing the Plymouth Meeting Manufacturing Plant (PMMP) reflecting the cost, quality, reliability, and performance required for the various target market applications. It is anticipated that the PMMP and associated equipment will cost approximately $3.5 million to construct in the 1998 time frame.

         The PMMP, according to the Company's current strategy, will be located within the Company's existing facility in Plymouth Meeting, Pennsylvania. Plant equipment augmentation will require approximately 12 months. The Company intends to finance the overall currently estimated $20 million total required for capital equipment, plant augmentation and operating expenses at Plymouth Meeting, and operating expenses and establishment of the strategic manufacturing joint venture in Taiwan in order to bring the Company to the initial commercial production stage at approximately the end of 1998 for the PMMP and by the fourth quarter of 1999 for the Taiwan plant. The Company has thus far successfully raised approximately $14.8 million through the private sale of its securities including the recent sale of $5.5 million of the 1997 Notes described above. There can be no assurances that the approximately $20 million in incremental capital needed for attaining commercial viability of the Company's battery technology will be obtained. If the Company is unable to raise sufficient capital, it will be forced to curtail research and development expenditures which, in turn, will delay, and could prevent, the completion of the commercialization process. See "Management's Discussion and Analysis -- Liquidity, Capital Resources, and Financial Conditions".

         There can be no assurance that the Company will be able to meet the technological objectives, finalize definitive agreements, implement and complete plant/equipment plans, and/or satisfy the capital requirements that the Company believes are necessary to convert its battery technology into successful commercial products. There can be no assurance that the Company's products will generate any revenues, will not encounter technical problems when used, will be successfully marketed, will be produced at a competitive cost, or will achieve customer acceptance or, if commercial products are developed and revenues produced, that the Company will be profitable. The likelihood of the success of the Company must be weighed against the problems, expenses, difficulties, complications and delays frequently encountered in developing and marketing a new product.

         The Company believes that the "web" construction of its battery (See "Glossary") is unique compared to other emerging lithium-polymer approaches. It allows the Company to use proven and well understood equipment from the textile, barrier plastics and paper coating industries. This manufacturing approach presents the flexibility to utilize alternative component chemistries as required to meet specific OEMs' application operating parameters. While the Company is confident that this approach increases the probability of success in commercializing the technology, there can be no assurances of that success.

COMPETITION

         Competition in the battery industry is intense. The industry consists of developmental stage companies and major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of the Company.

         The Company believes that its lightweight, thin, low-cost, high energy, rechargeable battery is uniquely appropriate for the high-growth portable electronics market (notebook computers, cellular telephones and other wireless devices). Longer term, its technology may have significant potential for the emerging Electric Vehicle (EV) market. The portable electronics markets are currently served mainly by Nickel-Cadmium ("NiCd") batteries and Nickel-Metal-Hydride ("NiMH") batteries. NiCd batteries suffer from lower energy density, memory effect, short shelf life (high self-discharge rate) and environmental problems. It is anticipated, however, that NiCd batteries will continue to be a force in the marketplace for the foreseeable future. NiMH batteries have a somewhat higher energy density than NiCd batteries. However, they too have a short shelf life and they cost more than NiCd batteries. Liquid electrolyte ("Lithium-Ion") batteries are beginning to dominate the portable electronics marketplace, particularly in high end computer and cell phone applications. These batteries have higher energy density but suffer from short shelf life and higher cost.

         The Company's test data has demonstrated that the Company's lithium metal polymer rechargeable battery test cells offer three to four times the energy density of NiCd batteries, two to three times that of NiMH batteries, and about two times that of lithium-ion batteries. Additionally, the Company believes that its technology and approach to manufacturing offer significantly lower production costs. The competition from these current technologies will be challenging because the products using such technologies are entrenched and produced by large companies such as Sony, Eveready, Sanyo, and Panasonic that have large resource bases.

         Competition in the high energy-density arena comes mainly from other emerging companies such as AER (Air-Zinc), licensees of Bellcore lithium ion polymer technology, including Ultralife and Valence, Moltech (Li-Metal Polymer) and Poly-Plus (Li-Metal Polymer). A number of these competitors are seeking to move their technologies from the laboratory to commercialization and face similar challenges that the Company faces. The Company believes that its focus on the manufacturing process presents superior commercialization potential, since it has a lower cost potential and can be readily adapted to run various component chemistries including lithium-ion polymer. Additionally, its "web" construction has the inherent ability to provide higher energy densities and to accept future technological advances. The Company believes that its lithium-ion polymer and lithium-metal polymer battery products also will be competitively superior from an environmental point of view because the Company's batteries can be disposed of with less risk of adverse impact on the environment due to the design features and the materials utilized in the Company's product.

RAW MATERIALS

         Certain materials used in the Company's products are available only from a limited number of sources. The industry currently has sufficient capacity to meet the Company's needs. However, there can be no assurances that sources and the currently adequate supply of raw materials will continue.

EQUIPMENT AND FACILITIES

         The Company has outfitted a modern research and development facility with appropriate equipment and instrumentation. At 12,400 square feet, this modern facility has sufficient space to meet the Company's near-term needs, including the DMF and pilot manufacturing line.

EMPLOYEES

         During the last four years, the Company hired a new management team and a core technical staff. The staff has the required expertise in technology, commercialization, process development, battery engineering, electrochemistry international marketing, fund-raising and strategic alliance development. As of March 31, 1998, the Company had a total of fourteen employees, of whom eleven were employed full-time by the Company. The Company anticipates that it will need to hire approximately three technical employees and approximately one management employee in order to advance the Company's research and development efforts and manufacturing scale-up in 1998, and that the Company will have approximately 21 to 28 employees by the end of 1998. The Company believes that individuals having appropriate expertise are readily available in the workforce at compensation levels consistent with the Company's business plan and compensation policies.

GOVERNMENT REGULATION, SAFETY, ENVIRONMENTAL COMPLIANCE

         The Company's products incorporate lithium, which is known to cause explosions and fires if not properly handled. Although the Company believes that its batteries do not present safety risks substantially different from those inherent in currently-marketed lithium-ion batteries, there can be no assurance that safety problems will not develop in the future. The Company intends to incorporate safety policies in its manufacturing processes designed to minimize safety risks, although there can be no assurance that an accident in its facilities will not occur. Any accident, whether occasioned by the use of a battery or the Company's manufacturing operations, could result in significant production delays or claims for damages resulting from injuries, which would adversely affect the Company's operations and financial condition.

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

ITEM 3.           LEGAL PROCEEDINGS

         In August 1996, civil actions were commenced against the Company by Richard Perlman, a former director of the Company, and Christy & Viener, former legal counsel to the Company, respectively. The two suits were commenced in the United States District Court for the Southern District of New York. The Company subsequently filed its own lawsuit against Christy & Viener and Mr. Perlman in United States District Court for the Eastern District of Pennsylvania. Mr. Perlman's complaint alleges that he is entitled to monetary damages and specific performance of registration rights relating to certain warrants of the Company that have not been registered and to which he claims entitlement. The Company has declared such warrants and related documents void. Christy & Viener's complaint alleges non-payment of legal fees incurred in connection with the rendering of legal services. The Company believes these actions to be meritless and intends to vigorously defend both actions and to assert all available defenses and counterclaims.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.           MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         Unless otherwise noted, the figures used in this Item have been adjusted to reflect the effect of the Company's 1-for-30 reverse stock split in February 1996.

MARKET INFORMATION

         The Company's common stock is traded only in the over-the-counter markets, and "bid" and "asked" price quotations of dealers who make a market in the common stock are quoted on the NASD Electronic Bulletin Board. The Company's common stock is traded under the symbol "LITH". The following table sets forth certain information with respect to the high and low bid prices for the Company's common stock as of the close of each of the four calendar quarters of 1997 and 1996 and as of the last practical date prior to the date of this Report. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                                                       Bid Prices for Common Stock
                                                                       ---------------------------
                                                                       High             Low
                                                                       ----             ---
1997
Fourth Quarter                                                         $1.45            $0.89
Third Quarter                                                          $1.4375          $0.75
Second Quarter                                                         $1.00            $0.34375
First Quarter                                                          $1.4375          $0.5625

1996
Fourth Quarter                                                         $1.8125          $0.6875
Third Quarter                                                          $2.25            $1.125
Second Quarter                                                         $4.625           $2.125
First Quarter                                                          $7.50            $1.50

         As of March 31, 1998, there were approximately 647 holders of record of the Company's common stock.

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

RECENT SALES OF COMMON STOCK

         In May 1996, the Company issued an aggregate of 1,650,000 warrants to two consultants pursuant to the terms of consulting agreements entered into by the Company. These warrants included certain anti-dilutive provisions which as of September 22, 1997 had entitled the two consultants to purchase approximately 2,640,000 shares of the Company's common stock at exercise prices of $0.96 and $1.60 per share. In December 1997, in consideration for removing all anti-dilution provisions from the warrants (except for those activated by a stock split, reverse stock split or a stock dividend) and for reducing the term of the warrants from ten years to five years and for other consideration, the Company amended the warrants to the two consultants by increasing the aggregate amount to 3,080,000 warrants at an exercise price of $0.85 per share and reduced the warrant exercise period from ten years to five years. In addition, the consulting agreements were terminated upon payment of an additional $150,000 to the two consultants.

         Between January 1997 and March 1997, the Company issued an aggregate of 493,186 shares of its common stock to the holders of its $1.75 million 1996 Notes for penalties and maturity extensions pursuant to the 1996 Note Purchase Agreements. Between September 1997 and November 1997, the Company issued an aggregate of 2,668,668 shares of its common stock to (i) repay the remaining $1,650,000 of principal due the 1996 Note Purchasers, (ii) to satisfy interest obligations, and (iii) to comply with obligations to share 12.5% of the remaining Escrowed Shares, as defined, with the 1996 Note Purchasers.

         In September 1997, the Company issued 500,000 warrants to a consultant exercisable at $0.40 per share in connection with consulting services.

         In November 1997, warrants to purchase 100,000 shares of the Company's common stock were exercised at an exercise price of $0.14 per share. The warrants had been granted in July and August of 1997 in connection with the Company obtaining a bridge loan of $500,000.

         In December 1997, the Company agreed to issue 200,000 warrants to a consultant exercisable at $1.25 per share, and in June 1997, the Company agreed to issue 100,000 warrants to a consultant exercisable at $3.60 per share, each in connection with consulting services.

         During 1997, the Company granted an aggregate of 93,334 common stock options pursuant to the Director's Stock Option Plan and an aggregate of 1,017,500 common stock options pursuant to the 1994 Stock Incentive Plan.

          There were no underwriters involved in any of the transactions described above. The sales and issuances of common stock described above were deemed to be exempt from registration under the Securities Act pursuant to
Section 4(2) thereof based on the investor's suitability and/or representations furnished by the securityholders.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

         Subsequent to the issuance of the 1996 financial statements, management determined that the accounting treatment of the convertible notes issued in 1994 and 1995 did not reflect the intrinsic value of the beneficial conversion feature of those notes. As a result, the financial statements for the year ended December 31, 1996 and for the period from July 21, 1989 (date of inception) to December 31, 1996, and for the years ended December 31, 1994 and 1995 have been restated from amounts previously reported to reflect the appropriate accounting treatment for the beneficial conversion features. The effect of the restatement is to record the discount as interest expense for each period with an offsetting credit to additional paid-in capital. The restatement had no impact on total stockholders' equity or total assets.

GENERAL

         The Company is a development stage company engaged in the business of developing and seeking to commercialize unique, solid state, lithium-ion polymer and lithium metal polymer rechargeable batteries. The Company has generated no revenues and has no commercial operations to date. The Company has been unprofitable since inception, expects to incur substantial additional operating losses over the next few years and needs significant additional financing to repay existing indebtedness and to continue the development and commercialization of its technology. The Company does not expect to generate any significant revenues from operations during the fiscal year ending December 31, 1998. The Company believes that its battery technology, which is currently in the prototype development phase, is capable of providing up to four times the performance of current rechargeable batteries. The Company's objective is the commercialization of such technology, inclusive of moving from laboratory-scale product prototypes and related prototype processes to full scale market introduction, achieving cost-competitiveness, and constructing a manufacturing plant. The Company's commercialization focus is on the rapidly growing portable electronics market segment (notebook computers and wireless communications devices). The Company's patented and proprietary composite cell construction and low-cost manufacturing process are equally applicable to lithium-ion polymer technology or lithium metal polymer technology. The Company intends to pursue both chemistries for specific portable electronics applications.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

         The Company has financed its operations since inception with convertible debt and private placements of common and preferred stock and has raised approximately $14.8 million, including, most recently, $5.5 million from the September 1997 sale of convertible notes described herein (the "1997 Notes").

         At December 31, 1997, the Company had cash of $3,836,000 (including cash equivalents and cash held in escrow), fixed assets of $422,000 and other assets of $687,000. The Company's total liabilities were $6,379,000 consisting of accounts payable, accrued salaries, and accrued expenses in the amount of $879,000 and the 1997 Notes due July 1, 2002 in the amount of $5,500,000. The Company had net working capital of $2,972,000 on December 31, 1997.

         The Company's net working capital was increased by approximately $4,602,000 from December 31, 1996 to December 31, 1997. The Company's cash, cash equivalents and cash held in escrow increased by approximately $2,448,000 from December

31, 1996 to December 31, 1997. The increase in net working capital and in cash and cash equivalents (including cash held in escrow) is attributable primarily to (i) the sale of the $5,500,000 1997 Notes (See below) and (ii) reduced operating expenses as compared to the corresponding period in 1996 primarily for the reasons discussed below in "Results in Operations".

         The Company's stockholders deficiency was $1,419,000 at December 31, 1997, after giving effect to an accumulated deficit of $39,906,000 which consisted of $33,041,000 accumulated deficit during the development stage from July 21, 1989 through December 31, 1997 and $6,865,000 accumulated deficit from prior periods. The Company expects to incur substantial operating losses as it continues its commercialization efforts.

         In October 1996, the Company completed a bridge financing pursuant to which the Company issued $1.75 million principal amount convertible notes (the "1996 Notes") to two purchasers (the "1996 Note Purchasers"). The Company did not repay the $1.75 million principal of the 1996 Notes on the March 24, 1997 maturity date and, accordingly, pursuant to the terms of the 1996 Note Purchase Agreements, the Company and the 1996 Note Purchasers placed in escrow an additional 6,201,550 shares of the Company's common stock (the "Escrowed Shares"). In August 1997, the Company and the 1996 Note Purchasers agreed to the restructuring of the 1996 Notes. Thereafter, the Company satisfied and paid in full the 1996 Notes in accordance with the restructuring pursuant to which on September 22, 1997, the Company paid $100,000 to the 1996 Note Purchasers to reduce the principal amount of the 1996 Notes; during September 1997 through November 1997, the 1996 Note Purchasers sold 2,163,158 Escrowed Shares which further reduced the principal amount of the 1996 Notes by $1,650,000; and 32,350 Escrowed Shares were issued to the 1996 Note Purchasers to satisfy interest obligations. Of the remaining Escrowed Shares, 12.5% or 473,160 Escrowed Shares were issued to the 1996 Note Purchasers and 87.5% or 3,532,882 Escrowed Shares were retired by the Company.

         On September 22, 1997, the Company entered into a Senior Secured Convertible Note Purchase Agreement (the "1997 Note Purchase Agreement") with Lithium Link LLC (the "Lender") for the sale of $5.5 million of the Company's Senior Secured Convertible Notes (the "1997 Notes"). The Company is obligated to borrow, and the Lender is obligated to loan, the entire $5.5 million principal amount. The proceeds of the sale of the 1997 Notes are disbursed to the Company from an escrow account bi-monthly over a period ending in July 1998 and in amounts varying between $550,000 and $1,630,000 based on a pre-determined disbursement schedule. The bi-monthly fundings are subject to the Company's satisfaction of certain conditions subsequent set forth in the 1997 Note Purchase Agreement, none of which relate to operating or financial milestones. The Company has received from the escrow account $2.17 million of the $5.5 million funding as of December 31, 1997 and $3.32 million of the $5.5 million funding as of March 31, 1998. Interest accrues at 8.5% and is payable annually, at the Company's election in cash or the Company's Common Stock. The principal of the 1997 Notes is payable on or before July 1, 2002. The 1997 Notes are convertible into the Company's Common Stock at a conversion price of $.28 per share. The Company has recorded the intrinsic value of the beneficial conversion feature of the 1997 Notes as a charge to interest expense at its then fair value of $9,821,000. The holders of the 1997 Notes have two demand registration rights and "piggyback" registration rights, subject to conditions set forth in the Note Purchase Agreement.

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

         The Company believes that as of December 31, 1997, it has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately June 1999 other than financing for the development of manufacturing capacity, including the obtaining of additional financing of approximately $2.7 million for approximately $3.5 million in equipment expenditures that is currently estimated to be required in 1998 to achieve sustained production levels, based on the Company's current strategies and subject to the uncertainties discussed in this report. The Company does not currently have sufficient cash to achieve all its development and production objectives, including the 1998 installation of the pilot manufacturing line and repayment of long-term liabilities. Continuation of the Company's operations is dependent upon its ability to raise additional financing. In order to raise sufficient capital for its future growth and repayment of the 1997 Notes, the Company will be required to sell additional debt or equity securities.

         There can be no assurances that the incremental capital needed for attaining commercial viability of the Company's battery technology, which the Company currently estimates at $20 million (without regard to repayment of the $5,500,000 1997 Notes) can be obtained. If the Company is unable to raise sufficient capital, it will be forced to curtail research and development expenditures which, in turn, will delay, and could prevent, the completion of the commercialization process.

         As discussed above in this report, the Company has entered into two letters of intent: one with Elite Material Co., Ltd. (EMC) contemplating a joint venture manufacturing facility in Taiwan (Taiwan Manufacturing Plant -
TMP) and one with a major global notebook computer manufacturer to complete the development of a specific battery for such manufacturer's notebook computers. The implementation and completion of either or both of these projects will require the Company to make material commitments for capital expenditures to the extent contained in definitive agreements as entered into in furtherance of the current letters of intent. See "Description of Business -- Overview and Recent Developments." The Company's current estimates of these commitments and expected sources of funds are included in the discussion above relating to the Company's $20 million estimate of the incremental capital needed for attaining commercial viability of its battery technology.

RESULTS OF OPERATIONS

         The Company had no revenues for the years ended December 31, 1997 and 1996. Engineering, research and development expenses were $1,399,000 for the year ended December 31, 1997 compared to $1,079,000 in 1996. The increase of $320,000 results from decreased contract research activities and increased lab supplies and salaries as the Company continues to accelerate its commercialization efforts.

         General and administrative expenses were $1,654,000 for the year ended December 31, 1997 compared to $3,216,000 in 1996. The decrease of $1,562,000 was due to decreased legal costs of approximately $1.4 million and decreased amortization of debt issue costs of $313,000 offset by increased consulting expenses.

         Interest expense increased to $1,290,000 (net of interest income of $86,000) for the year ended December 31, 1997 compared to $89,000 (net of interest income of $58,000) in 1996. The increase in interest expense for the comparable periods is attributable to the Company's convertible term notes and the issuance of certain additional shares in connection with the Company's exercise if its right to extend the maturity date for repayment of the Convertible Notes. The Company has also recorded the intrinsic value of the beneficial conversion feature of the Senior Secured Convertible Notes as a charge to interest expense at its then fair value of $9,821,000.

PLAN OF OPERATIONS FOR THE COMPANY

         The Company's strategy is to commercialize a new generation of solid state lithium-ion polymer and lithium metal polymer batteries based on fifteen years research and development and a strong patent portfolio covering both the battery construction and manufacturing process unique to the battery industry. The proprietary technology uses high performance fibers in composite battery structures and low-cost web coating/handling methods for manufacturing. This technology encompasses lithium-ion polymer batteries (market entry in 1998) and lithium alloy polymer batteries (market entry in three to five years). The Company's target market is mobile communications and computing applications which showcase the Company's thin, flat lightweight form factor and long run-times. The Company's long term objectives include the development and/or licensing of battery technology for a variety of other applications including microelectronics, electric vehicles, aerospace and defense and solar cells. There can be no assurance, however, that the Company will be able to achieve the technological breakthroughs that will be necessary in order to ultimately achieve commercialization and/or obtain financings or generate revenues in order to sustain the Company's on-going research and development phase or to undertake the design and construction of the DMF and its equipment augmentation, discussed herein, and other manufacturing-related facilities including commercial production at the Plymouth Meeting Manufacturing Plant (PMMP) and commercial production at the Taiwan Manufacturing Plant (TMP).

         During 1994, the Company recruited a new management team and a core technical staff with commercialization and battery technology expertise. A modern research facility was leased in late 1994 and product development has continued at an accelerated pace. At March 31, 1998, the management team and technical staff consisted of eleven full-time employees. The staff has the required expertise in technology, commercialization, process development, battery engineering, electrochemistry and strategic alliance development. During 1996, the Company entered into employment agreements with Thomas R. Thomsen as the Company's Chief Executive Officer, David J. Cade as the Company's President and Chief Operating Officer, and Dr. George R. Ferment as the Company's Executive Vice President and Chief Technical Officer. In May 1997, these employment agreements were extended for one year.

         The Company's development and commercialization plan currently has the following milestones:

                  (i) hand-made cell samples tested by potential strategic partners in 1995 (accomplished);

                  (ii) installation of a Demonstration Manufacturing Facility
(DMF) continuous flow coating and laminating unit in first quarter of 1996 (accomplished);

                  (iii) upgrade of the DMF and distribution of DMF-made lithium-ion polymer cell samples to selected Original Equipment Manufacturers
(OEMs) beginning in early 1997 (accomplished);

                  (iv) distribution of prototype battery packs to selected OEMs in early 1998 (on-going);

                  (v) installation of larger scale lamination and backend assembly equipment at PMMP, with initial commercial production at PMMP in late 1998;

                  (vi) initial production at the Taiwan factory (scheduled for late 1999) with the capability of ramping up to hundreds of thousands of notebook computer batteries per month; and

                  (vii) construction of additional manufacturing facilities in the United States and Europe in the 2000-2001 timeframe once market demand exceeds initial manufacturing capacity.

         The Company estimates that completion of phases (iv) through (vi) through the end of 1998 will cost the Company approximately $20 million in capital expenditures and operating costs. There can be no assurances that the Company will meet these development milestones on the time schedule outlined above. In connection with achieving and implementing manufacturing capability and commercialization, the Company expects to hire significant additional personnel.

         During March 1996, a continuous flow coating/laminating line -- referred to previously in this "Plan of Operation" as the Demonstration Manufacturing Facility ("DMF") -- was installed by the Company. This line has been used to further define the Company's manufacturing technology, to sharpen manufacturing cost estimates, and then serve as the initial production facility for battery cells which will be manually assembled into battery packs for Original Equipment Manufacturer ("OEM") customers. Thereafter, based on design data obtained from the DMF, the Company must successfully augment the DMF equipment to construct a manufacturing line (Plymouth Meeting Manufacturing Plant -- PPMP) reflecting the cost, quality, reliability, and performance required for the various target market applications. It is anticipated that the PMMP will cost approximately $3.5 million to construct in the 1998-9 time frame. The PMMP will be located within the Company's existing facility in Plymouth Meeting, Pennsylvania. During the next twelve months after the date of this report, the Company expects to incur expenses of approximately $3,500,000 for the purchase of equipment and services at the PMMP based on the Company's current strategies and subject to the uncertainties discussed in this report and the availability of capital. The Company intends to finance the overall estimated $20 million total capital equipment and operating expense required to bring the Company to the initial commercial production stage at approximately the end of 1998 by means of private and/or public equity or debt financings.

         The Company does not currently have sufficient cash to achieve all its development and production objectives, including the 1998 installation of the pilot manufacturing line and repayment of the 1997 Notes and $2.7 million for equipment purchases. As noted above (See "Liquidity, Capital Resources, and Financial Condition") the Company believes that as of December 31, 1997 it has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately June 1999 based on the Company's current strategies and subject to the uncertainties discussed in this report. In order to raise sufficient capital for its future growth and repayment of the 1997 Notes discussed above, the Company will be required to sell additional debt or equity securities. Such new capital is planned to be sought from several sources, including strategic partners, although the Company has no commitments for new capital as of the date of this report. The Company is also seeking to raise additional capital for its activities beyond 1997, which may result in substantial dilution to the Company's existing stockholders. The Company will seek to expand its strategic alliances which would provide capital from joint development programs, license fees or an additional equity investment. Discussions are continuing with companies in Japan, Korea, Taiwan, Europe and the United States. However, there can be no assurances that additional capital will be available to the Company on a timely basis or on acceptable terms. In addition, there can be no assurance that the Company will be able to meet the technological objectives and/or satisfy the capital requirements that the Company believes are necessary to convert battery technology into successful commercial products. There can be no assurance that the Company's products will generate any revenues, will not encounter technical problems when used, will be successfully marketed, will be produced at a competitive cost, or will achieve customer acceptance or, if commercial products are developed and revenues produced, that the Company will be profitable. The likelihood of the success of the Company must be weighed against the problems, expenses, difficulties, complications and delays frequently encountered in developing and marketing a new product.

SAFE HARBOR STATEMENT

         The Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for certain forward-looking statements. Statements contained in this report that are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those stated in the forward-looking statements. Factors that could cause actual results to differ materially include, among others: general economic conditions, changes in laws and government regulations, fluctuations in demand for the Company's products, the Company's ability to consummate strategic alliances, technology development problems, and the Company's ability to successfully finance future plant and equipment plans, as well as its current ongoing operations.

ITEM 7.  FINANCIAL STATEMENTS

         The Company's financial statements, as itemized below, appear in a separate section of this report following Item 13.

         Independent Auditors' Reports                                                                   F-2 to F-3

         Consolidated Financial Statements:

         Consolidated Balance Sheet at December 31, 1997                                                        F-4

         Consolidated Statements of Operations for the Years Ended December 31, 1997
         and 1996 and the Period from July 21, 1989 (Date of Inception) to December 31, 1997 (As Restated)      F-5

         Consolidated Statements of Changes in Stockholders' Deficiency for the
         Period from July 21, 1989 (Date of Inception) to December 31, 1997 (As Restated)                F-6 to F-8

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1997

         and 1996 and the Period from July 21, 1989 (Date of Inception)
         to December 31, 1997 (As Restated)                                                             F-9 to F-10

         Notes to Consolidated Financial Statements                                                    F-11 to F-22

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In 1997, the Company terminated its engagement of its previous independent accounting firm and engaged the firm of Deloitte & Touche, LLP as reported in the Company's reports on Form 8-K dated December 18, 1997 and December 23, 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth information concerning the directors and executive officers of the Company as of the date of this report:

         NAME                               AGE               POSITION
         ----                               ---               --------
         Thomas R. Thomsen                  62                Chairman of the Board and Chief Executive Officer
         David J. Cade                      60                Director, President and Chief Operating Officer
         William H. Chu                     61                Director
         George R. Ferment                  58                Director, Executive Vice President of Operations and
                                                              Chief Technical Officer
         Stephen F. Hope                    55                Director
         Ralph D. Ketchum                   71                Director
         Gerald M. Labush                   50                Director
         John D. McKey, Jr.                 54                Director
         William D. Walker                  56                Treasurer and Chief Financial Officer

         Thomas R. Thomsen was appointed Chief Executive Officer of the Company on May 9, 1996. Mr. Thomsen was elected a director of the Company, effective February 22, 1995, and was elected Chairman of the Board of the Company, effective August 7, 1995. Mr. Thomsen was President of AT&T Technology Systems from 1983 to 1990 and was a director of AT&T Credit Corp., Sandia Corporation and Rennselear Polytechnic Institute from 1984 to 1990. Mr. Thomsen currently serves as a director of Transcript International and the Pioneer Foundation and is on the Executive Committee of the University of Nebraska Technology Park, L.L.C. Mr. Thomsen holds a Master's Degree from MIT and a BSME from the University of Nebraska.

         David J. Cade was elected President and Chief Operating Officer of the Company in May 1996. Mr. Cade served as the Company's Vice President of Marketing from August 1994 to May 1996 and was elected as an officer in October 1994. Mr. Cade was elected a director of the Company in August, 1997. Mr. Cade has over thirty years of experience in senior business development, marketing, sales and international strategic alliances in global telecommunications systems, electronics and information technologies. From February 1988 to October 1992, Mr. Cade was Vice President of Marketing and Business Development for COMSAT Systems Division and from October 1992 until April 1994, Mr. Cade was Vice President of Sales and Marketing at Interdigital Communications Corporation, a Philadelphia company that manufacturers wireless telephone systems for customers worldwide. Previously, Mr. Cade held managerial positions with AT&T, Martin Marietta (now Lockheed Martin) and the Department of Defense. Mr. Cade holds an MBA from Syracuse University and an undergraduate degree from the University of Illinois.

         William H. Chu was elected a director of the Company, effective December 1, 1997, to fill one of the two then existing vacancies on the Board of Directors. Since February, 1982, Dr. Chu has served as the chairman, and chief executive officer of, and been a shareholder in, Elite Material Co., Ltd., a manufacturing firm in Taiwan which produces high quality laminates for printed circuit boards. Dr. Chu holds a B.S. in Chemical Engineering from the National Taiwan University, and an M.S. in Chemical Engineering, an M.S. in Physical Chemistry and a Ph.D. in Polymer Science, all from the University of Massachusetts.

         George R. Ferment, Ph.D. was elected Executive Vice President of Operations and Chief Technical Officer of the Company in May 1996. Dr. Ferment previously served as the Company's Vice President of Technology and Engineering from October 1994 to May 1996 and from March 1994 through October 1994, as Director of Technology Development. Dr. Ferment was elected a director of the Company in August, 1997. Dr. Ferment has over 25 years of technology experience in product and process development with extensive background in plastic and polymer science. His early experience was in research and development of fibers and polymers at Celanese Corporation. Dr. Ferment spent 14 years at GAF/Tarkett Corporation where he rose to the position of General Manager (October 1983 - May
1988). From October 1989 to October 1993, Dr. Ferment was Group Director of Campbell Soup Company where he had worldwide responsibility for the company's diverse packaging technology development programs. Dr. Ferment received his Master's Degree and Ph.D. in Chemical Engineering from the New Jersey Institute of Technology.

         Stephen F. Hope currently serves as a director of the Company and was a President, Chairman of the Board and Treasurer of the Company from October 1990 through April 1994. He is a director of Lithion Corporation, a wholly-owned subsidiary of the Company. Mr. Hope has an ongoing consulting arrangement with the Company with respect to the battery technology that is being developed by the Company. He received a B.A. from Dartmouth University in 1965 and is a member of the Society of Manufacturing Engineers and the Society of Photo-Finished Engineers. Mr. Hope was Director and the President of Hope Industries, Inc., a previously wholly-owned subsidiary of the Company, from 1985 through December 1993. Hope Industries, Inc. filed for reorganization under the Bankruptcy Code in April 1993 and its Plan of Reorganization was confirmed on May 6, 1994.

         Ralph D. Ketchum was elected a director of the Company, effective July 1, 1994. He has been President of RDK Capital, Inc. ("RDK Capital") since January 1987. RDK Capital is a general partner of RDK Capital Limited Partnership, an investment limited partnership. Mr. Ketchum served as Chief Executive Officer and Chairman of the Board of Heintz Corporation ("Heintz"), a majority owned subsidiary of RDK Capital Limited Partnership. In August 1993, Heintz filed for protection under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court of the Eastern District of Pennsylvania. Mr. Ketchum was Senior Vice President and Group Executive of the Lighting Group, General Electric Company from 1980 to 1987. He also serves as a director of Metropolitan Savings Bank, Oglebay-Norton Corporation, Thomas Industries and Pacific Scientific, Inc.

         Gerald M. Labush was elected a director of the Company, effective December 6, 1995. Since 1979, he has been an attorney in private practice at the law offices of Gerald M. Labush in New York City.

         John D. McKey, Jr. was elected a director of the Company, effective September 8, 1995. He has since September 1993, been a partner at the law firm of McCarthy, Summers, Bobko & McKey, P.A., and, from June 1986 to September 1993, was a partner at Kohn, Bobko, McKey & Higgins, P.A. Mr. McKey formerly served as a director of Publishing Company of North America and currently serves as a director of Consolidated Capital of North America, Inc.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own, directly or indirectly, more than ten percent (10%) of the registered class of the Company's equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers. Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

         Based solely on the Company's review of the copies of such forms and any amendments, if any, it has received, the Company believes that all of its officers, directors and greater than ten percent (10%) beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 1997, except for the following: each of William D. Walker, the Company's Chief Financial Officer, Gretchen N. Deming, the Company's Secretary, David J. Cade, George R. Ferment, Stephen F. Hope, Ralph D. Ketchum, Gerald M. Labush and John D. McKey, Jr., each a Director of the Company, filed, in January 1998, one late Form 4 with respect to one transaction.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation paid by the Company during the three years ended on December 31, 1997 to (i) the Chief Executive Officer of the Company and (ii) all other executive officers of the Company, or any of its subsidiaries, who were serving in such capacity on December 31, 1997 and received total salary and bonus in excess of $100,000 during fiscal year 1997 (collectively, "Named Executive Officers"). Unless otherwise noted, the figures used in this "Executive Compensation" section have been adjusted to reflect the effect of the Company's one-for-thirty reverse stock split on February 8, 1996.

                           SUMMARY COMPENSATION TABLE


                                                                                                    LONG-TERM
                                                                                                   COMPENSATION
                                                                                                AWARDS SECURITIES
                                                                                                    UNDERLYING
       NAME AND PRINCIPAL                                 ANNUAL COMPENSATION                    OPTIONS/SARS (#)
            POSITION                  YEAR                       SALARY            BONUS
Thomas R. Thomsen,                    1997                     $185,000 (2)            0                413,334(3)
Chairman of the Board of              1996                     $118,708 (2)            0                 13,334
Directors and Chief                   1995                            0                0
Executive Officer (1)

David J. Cade, President and          1997                     $140,000          $15,000                 189,314(5)(6)
Chief Operating Officer (4)           1996                     $134,711                0                 266,667
                                      1995                     $125,000          $11,000

George R. Ferment,                    1997                     $130,000          $15,000                 221,370(8)(9)
Executive Vice President of           1996                     $126,474                0                 200,001
Operations and Chief                  1995                     $120,000          $28,000
Technical Officer (7)

(1) Thomas R. Thomsen was appointed Chief Executive Officer of the Company on May 9, 1996.

(2) Based on Mr. Thomsen's annual salary of $185,000 as provided for in his employment agreement dated May 5, 1996. Mr. Thomsen volunteered to defer his annual salary until October 1997. The Company has been accruing the full amount of his annual salary during this period. In 1997, the Board of Directors approved the issuance of 246,623 shares of the Company's common stock to Mr. Thomsen in satisfaction of $100,000 of accrued but unpaid salary.

(3) Mr. Thomsen was granted 13,334 (post-split) stock options on February 22, 1995 exercisable at $3.00 per share (post-split). These 13,334 stock options were cancelled on February 8, 1996 and replaced the same day with a grant of 13,334 stock options exercisable at $0.90 per share in connection with the repricing of directors' options. (See "Executive Compensation - Stock Option Repricing" for details). On May 9, 1996, Mr. Thomsen was granted 400,000 stock options exercisable at $2.5625 per share pursuant to Mr. Thomsen's employment agreement. These 400,000 stock options were cancelled on November 1, 1997 and replaced the same day with a grant of 400,000 stock options exercisable of $0.58 per share in connection with the repricing of employees' options. (See "Executive Compensation - Stock Option Repricing" for details).

(4) David J. Cade was appointed the Company's President and Chief Operating Officer on May 9, 1996. Mr. Cade was also elected a Director of the Company on August 5, 1997.

(5) Mr. Cade was granted 133,333 stock options on July 24, 1996 at an exercise price of $1.33 and 55,981 stock options on December 11, 1996 at an exercise price of $0.78. These 189,314 stock options and 166, 667 stock options granted in 1994 and 1995 were cancelled on November 1, 1997 and replaced the same day with a grant of 355,981 stock options exercisable at $0.58 per share in connection with the repricing of employees' options. (See "Executive Compensation - Stock Option Repricing" for details).

(6) Mr. Cade was granted 316,001 stock options on December 2, 1997 at an exercise price of $1.00.

(7) George R. Ferment was appointed the Company's Executive Vice President of Operations and Chief Technical Officer on May 9, 1996. Dr. Ferment was also elected a Director of the Company on August 5, 1997.

(8) Dr. Ferment was granted 133,333 stock options on July 24, 1996 at an exercise price of $1.33 and 88,037 stock options on December 11, 1996 at an exercise price of $0.78. These 221,370 stock options and 166,668 stock options granted in 1994 and 1995 were cancelled on November 1, 1997 and replaced the same day with a grant of 388,038 stock options exercisable at $0.58 per share in connection with the repricing of employees' options. (See "Executive Compensation - Stock Option Repricing" for details).

(9) Dr. Ferment was granted 316,000 stock options on December 2, 1997 at an exercise price of $1.00.

OPTION GRANTS IN FISCAL YEAR 1997

         The following table sets forth stock options granted to each of the Named Executive Officers during fiscal year 1997 to purchase shares of Common Stock (including options repriced during fiscal year 1997).

               NAME                       NUMBER OF              % OF TOTAL       EXERCISE     EXPIRATION
                                          SECURITIES              OPTIONS/        OR BASE         DATE
                                          UNDERLYING            SARS GRANTED       PRICE
                                           OPTIONS/             TO EMPLOYEES      ($/SH.)
                                             SARS                 IN FISCAL
                                          GRANTED (#) (1)          YEAR (2)
Thomas R. Thomsen                          400,000 (3)             15.2%             $0.58        5/9/06
David J. Cade (4)                          355,981 (4)             13.5%             $0.58       7/24/06
                                           316,001 (5)             12.0%             $1.00       12/2/07
George R. Ferment                          388,038 (6)             14.7%             $0.58       7/24/06
                                           316,000 (7)             12.0%             $1.00       12/2/07

(1) The Company's stock option plans contain provisions for the acceleration of vesting rights upon the occurrence of certain events.

(2) The percentage of total options granted to each of the Named Executive Officers takes into account stock options issued to directors as well as those issued to employees. (See "Executive Compensation -- Directors Stock Option Plan" for details).

(3) On May 9, 1996, Mr. Thomsen was granted 400,000 stock options exercisable at $2.5625 per share pursuant to Mr. Thomsen's employment agreement. These 400,000 stock options were cancelled on November 1, 1997 and replaced the same day with a grant of 400,000 stock options exercisable at $0.58 per share in connections with the repricing of employees' options. (See "Executive Compensation - Stock Option Repricing" for details). These options are exercisable in equal amounts as previously disclosed.

(4) Mr. Cade was granted 133,333 stock options on July 24, 1996 at an exercise price of $1.33 and 55,981 stock options on December 11, 1996 at an exercise price of $0.78. These 189,314 stock options and 166,667 stock options granted in 1994 and 1995 were cancelled on November 1, 1997 and replaced the same day with a grant of 355,981 stock options exercisable at $0.58 per share in connection with the repricing of employees' options. (See "Executive Compensation - Stock Option Repricing" for details). These options are exercisable in equal amounts as previously disclosed.

(5) Mr. Cade was granted 316,001 stock options on December 2, 1997 at an exercise price of $1.00 (exercisable in equal amounts on December 2, 1997, December 2, 1998, December 2, 1999 and December 2, 2000).

(6) Dr. Ferment was granted 133,333 stock options on July 24, 1996 at an exercise price of $1.33 and 88,037 stock options on December 11, 1996 at an exercise price of $0.78. These 221,370 stock options and 166,668 stock options granted in 1994 and 1995 were cancelled on November 1, 1997 and replaced the same day with a grant of 388,038 stock options exercisable at $0.58 per share in connection with the repricing of employees' options. (See "Executive Compensation - Stock Option Repricing" for details). These options are exercisable in equal amounts as previously disclosed.

(7) Dr. Ferment was granted 316,000 stock options on December 2, 1997 at an exercise price of $1.00 (exercisable in equal amounts on December 2, 1997, December 2, 1998, December 2, 1999 and December 2, 2000).

OPTIONS EXERCISED AND OPTIONS OUTSTANDING

         The following table sets forth information with respect to (i) options exercised by each of the Named Executive Officers in fiscal year 1997 (none) and
(ii) the number and value of options held by each of the Named Executive Officers at the end of fiscal year 1997. The calculations to determine the unexercised value of options held at December 31, 1997 are based on the closing "bid" price of $0.99 per share of Common Stock on December 31, 1997.

             AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 1997 AND
                       DECEMBER 31, 1997 OPTION/SAR VALUES


          NAME                    SHARES                VALUE          NUMBER OF                 VALUE OF
                               ACQUIRED ON           REALIZED ($)     SECURITIES              UNEXERCISED IN
                               EXERCISE (#)                           UNDERLYING                THE MONEY
                                                                      UNEXERCISED              OPTIONS/SARS
                                                                     OPTIONS/SARS             AT FY-END ($)
                                                                     AT FY-END (#)             EXERCISABLE/
                                                                     EXERCISABLE/             UNEXERCISABLE
                                                                     UNEXERCISABLE
Thomas R. Thomsen                     0                    0        406,667 / 6,667          $164,600 / $600
David J. Cade                         0                    0        345,882 / 326,100        $109,421 / $3,653
George R. Ferment                     0                    0        345,244 / 358,794        $109,160 / $49,936

STOCK INCENTIVE PLAN

         In February 1994 the Board of Directors of the Company established the 1994 Stock Incentive Plan (the "Stock Plan") to aid the Company in attracting, retaining and motivating officers and key employees, whether or not they are directors of the Company, and consultants and other advisors to the Company by providing them with incentives for making significant contributions to the growth and profitability of the Company. In February 1994, Majestic Hopes, LLC, as the majority stockholder of the Company at that time, approved the adoption of the Stock Plan and on February 8, 1996 ratified an amendment to the Stock Plan, increasing from 1,333,333 to 2,666,667 (after giving effect to the 1 for 30 reverse stock split on February 8, 1996) the number of shares available for issuance of awards granted under the Stock Plan. On December 2, 1997, the Board of Directors approved an increase of the number of shares available for issuance of awards granted under the Stock Plan to 5,333,334 subject to approval by the Company's shareholders. The Stock Plan terminates in February 2004.

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

         The Stock Plan makes available a maximum of 5,333,334 shares of the Company's Common Stock for issuance for awards granted under the Stock Plan. The aggregate number of shares of Common Stock which may be the subject of an award for any participant may not exceed 666,667 shares in any fiscal year. Shares related to awards (or portions thereof) that are forfeited, canceled, terminated, expire unexercised, surrendered in exchange for other awards, or settled in cash in lieu of shares or in any other manner such that shares covered by an award are not and will not be issued, shall be restored to the total number of shares available for issuance pursuant to awards granted under the Stock Plan. As of December 31, 1997, there were outstanding options with respect to 2,761,514 shares of Common Stock under the Stock Plan. As of December 31, 1997, options with respect to 1,665,001 shares of Common Stock were fully vested.

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

         The Stock Plan provides that it shall be administered by a committee designated by the Board of Directors, and consist of at least two directors who are not officers or employees of the Company or any of its subsidiaries. The committee that administers that Stock Plan (the "Stock Plan Committee") currently consists of Ralph Ketchum and Gerald Labush. The Stock Plan Committee has the sole authority, among other things, to grant awards; determine the term, conditions and limitations of awards; establish rules, procedures, regulations and guidelines relating to the Stock Plan generally and to interpret the Stock Plan and award agreements entered into pursuant to the Stock Plan. The Stock Plan Committee may also effect the continuation, acceleration or modification of awards under the Stock Plan in certain circumstances including events that might constitute a change in control of the Company.

         Generally, a Stock Plan participant may exercise or receive payment of an award only while employed by or associated with the Company or a subsidiary of the Company, except that, under some circumstances, and subject to restrictions and limitations imposed by the Stock Plan Committee, the Stock Plan Committee may permit exercise by, or payment to, participants who have retired or become disabled, or who otherwise have had their employment or association terminated. In addition, if a participant dies while still employed or associated with the Company or a subsidiary thereof, the estate, and heirs or beneficiaries of the deceased participant may, subject to restrictions and limitations imposed by the Stock Plan Committee, exercise or receive payment in respect to awards held by the participant at the time of death. In general, awards granted under the Stock Plan are not assignable or transferrable by a participant, except under the limited circumstances contemplated by the Stock Plan.

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

         The Stock Plan may not, without the approval of the stockholders as set forth therein, be amended to (i) materially increase the aggregate number shares of the Company's Common Stock that may be issued under the Stock Plan (except for adjustment pursuant to Section 14 of the Stock Plan, as described above)
(ii) materially
increase the benefits accruing to participants or (iii) materially modify the eligibility requirements of the Stock Plan. The Stock Plan may not be changed in such a way as to alter, impair, amend, modify, suspend or terminate any rights of a participant or any obligation of the Company under any award theretofore granted in any manner adverse to such participant without the consent of such participant.

STOCK OPTION REPRICING

         In June, 1997, the Board of Directors approved the exchange of options held by each employee (including executive officers) under the Company's Stock Plan for new options. The new options provide for an exercise price of $0.58 per share, the then estimated fair market value of the common stock as of the repricing. The Board of Directors determined such exchange to be appropriate in order to sustain the incentivization of all of its employees. As a condition for such repricing, the Company imposed the requirement that such new options would not become exercisable until the later of (i) the closing of the Senior Secured Convertible Note Purchase Agreement between Lithium Link, LLC and the Company or
(ii) November 1, 1997. As a result of this stock option repricing, the Company cancelled a total of 1,529,357 stock options and granted the same number of new stock options at the aforementioned $0.58 exercise price per share.

         In connection with the 1997 repricing of certain stock options under the Stock Plan, the Stock Plan Committee concluded repricing was advisable and in the best interests of the Company in order to, among other things, provide incentive to management and employees in the absence of salary raises in 1997. The Stock Plan Committee based its conclusion, on several factors including the following: (i) all of options that were repriced were exercisable at various strike prices that were greater than the current fair market value of the Company's common stock as of the repricing date; (ii) the Company is in a very competitive industry and must compete for personnel with several companies that have substantially greater financial and other resources than those of the Company; and (iii) the Company, in order to gain and maintain its competitive advantage, must attract, motivate and retain its key personnel in an effort to develop, refine, market and exploit its technology. Accordingly, the Company cancelled the specified existing stock options, and granted new stock options, with an exercise price of $.58 per share, the fair market value of the Company's common stock as of June 5, 1997. Other than a change in vesting terms ( See "Stock Option Repricing" above), the repriced options are identical to the cancelled options.

COMPENSATION OF DIRECTORS

         Directors receive no cash compensation for serving on the Company's Board of Directors. Each Non-Employee Director receives an option to purchase 13,334 shares of Common Stock as described below under the caption "Directors Stock Option Plan" upon election to the Board. Other arrangements pursuant to which certain directors were compensated in 1997 pursuant to the Company's Directors Stock Option Plan are set forth below under "Directors Stock Option Plan".

DIRECTORS STOCK OPTION PLAN

         In August 1995, the Board of Directors adopted the Directors Stock Option Plan (the "Directors Plan") and on February 8, 1996, Majestic Hopes, LLC, as the majority stockholder, ratified the adoption of the Directors Plan. The Directors Plan authorizes the granting of up to 333,333 options. The members of the Committee administering the Directors Plan are Thomas R. Thomsen, David Cade and Ralph Ketchum. The purpose of the Directors Plan is to aid the Company in attracting, retaining and motivating independent directors by providing them with incentives for making significant contributions to the growth and profitability of the Company. The Directors Plan is designed to accomplish this goal by the granting of stock options, thereby providing participants with a proprietary interest in the growth, profitability and success of the Company.

         Directors of the Company who are not officers or employees of the Company or any subsidiary thereof ("Non-Employee Directors") are eligible to receive grants of stock options pursuant to the Directors Plan. Under the Directors Plan, non-qualified stock options to purchase shares of the Company's Common Stock shall be granted automatically to Non-Employee Directors at the times specified in the Directors Plan. Each Non-Employee Director receives an initial option to purchase 13,334 shares of the Common Stock on the date on which such director first becomes eligible to participate in the Directors Plan. Thereafter, as long as a Non-Employee Director remains eligible to participate in the Directors Plan, such director will receive on the date the Company consummates a joint venture agreement with an investment in the Company of at least $3,000,000, options to acquire up to an additional 20,000 shares. On December 2, 1997, options to purchase an additional 20,000 shares were awarded each to Messrs. Hope, Ketchum, Labush and McKey, Jr. recognizing consummation of the sale of $5.5 million of the Company's Senior Secured Convertible Notes. Notwithstanding the foregoing, no stock option shall be granted to any person whose service as a director of the Company has ceased. Mr. Thomsen received 13,334 stock options under the Directors Plan, prior to his employment with the Company. Mr. Thomsen, as Chief Executive Officer, will no longer receive options under the Directors Plan.

         During the fiscal year ended December 31, 1996, Harry Edelson and L. Wayne Harber, upon their election to the Company's Board of Directors, each were granted 13,334 stock options, which vest in equal increments over four years. In addition, the 13,334 options held by Paul Bagley, David H. Hughes, Ralph D. Ketchum, Gerald M. Labush, John D. McKey and Thomas R. Thomsen under the Directors Plan were repriced on February 8, 1996 to $.90. Messrs. Edelson, Harber, Bagley, and Hughes no longer give as members of the Company's Board of Directors. See "Stock Option Repricing" for details.

         During the fiscal year ended December 31, 1997, Dr. William H. Chu, upon his election to the Company's Board of Directors on December 1, 1997, was granted 13,334 stock options, which vest in equal increments over four years.

         The exercise price of any stock option granted pursuant to the Directors Plan is the fair market value of the Common Stock on the date of grant. As of December 31, 1997, there were outstanding options under the Directors Plan which respect to 146,670 shares of Common Stock, which have exercise prices ranging from $0.58 per share to $1.00 per share and options with respect to 30,001 shares of Common Stock are fully vested as of December 31, 1997.

STOCK OPTION REPRICING

         In February 1996, stock options which had previously been granted to then directors of the Company were cancelled and new options were reissued at $.90 per option, the fair market value of the Common Stock as of the effective date pursuant to the terms and conditions of the Directors Plan. The stock options were repriced in order to sustain the incentivization of the directors since the stock options held by the directors had exercise prices well in excess of the then market price of the Company's common stock (ranging from $2.40 to $9.30). As a result of this stock option repricing, the Company cancelled a total of 106,672 stock options and granted the same number of new stock options at the aforementioned exercise price of $.90 per share.

EMPLOYMENT AGREEMENTS AND CERTAIN EMPLOYEE MATTERS

         On May 9, 1996, the Company entered into a one-year employment agreement with Thomas R. Thomsen pursuant to which Mr. Thomsen is employed as the Company's Chief Executive Officer at an annual salary of $185,000. The agreement has been extended through May 8, 1998. Mr. Thomsen has voluntarily elected to defer his compensation in the best interests of the Company until October 1997. In 1997, the Board of Directors approved the issuance of 246,623 shares of the Company's Common Stock to Mr. Thomsen in satisfaction of $100,000 of accrued but unpaid salary. Mr. Thomsen shall be eligible to receive a target bonus of up to 40% of his annual salary, the exact amount of such bonus to be determined by the Board of Directors in accordance with performance thresholds to be agreed upon by the Board of Directors and Mr. Thomsen. Mr. Thomsen's employment also provides for the issuance of a ten (10) year non-qualified option to purchase 400,000 shares of the Company's common stock at an exercise price of $2.5625 per share. In June 1997, the Board of Directors approved the exchange of options held by each employee (including executive officers) under the Company's Stock Plan for new options. The new options provide for an exercise price of $0.58 per share and became exercisable on November 1, 1997. If Mr. Thomsen's employment is terminated without cause and other than due to disability or death, the Company will be obligated to (i) continue Mr. Thomsen's salary for an additional six (6) months or the remainder of the term on the contract, whichever is longer ("severance period"), (ii) continue for such "severance period" all of Mr. Thomsen's benefits under the Company's medical insurance, disability insurance, life insurance and other benefit plans as are then in effect for executives of the Company, and (iii) accelerate the vesting of all unexercisable options such that upon termination all then exercisable and unexercisable options immediately become exercisable on the date of termination, and all the same shall remain exercisable for a period of three (3) years commencing on the date of termination.

         On July 24, 1996, the Company entered into a one-year employment agreement with David J. Cade pursuant to which Mr. Cade is employed as the Company's President and Chief Operating Officer at an annual salary of $140,000. In May 1997, this agreement was extended for one year on the same terms and conditions except that no new options were granted. Mr. Cade shall also be eligible to receive a target bonus of up to 20% of his annual salary, the exact amount of such bonus to be determined by the Board of Directors in accordance with performance thresholds to be agreed upon by the Board of Directors and Mr. Cade. Mr. Cade's employment agreement also provides for the issuance of a ten
(10) year incentive option to purchase 133,333 shares of the Company's common stock at an exercise price of $1.33 per share. In June 1997, the Board of Directors approved the exchange of options held by each employee (including executive officers) under the Company's Stock Plan for new options. The new options provide for an exercise price of $0.58 per share and became exercisable on November 1, 1997. In addition, Mr. Cade was granted 316,001 stock options on December 2, 1997 at an exercise price of $1.00. If Mr. Cade's employment is terminated without cause and other than due to disability or death, the Company will be obligated to (i) continue Mr. Cade's salary for an additional six (6) months or the remainder of the term on the contract, whichever is longer ("severance period"), (ii) continue for such "severance period" all of Mr. Cade's benefits under the Company's medical insurance, disability insurance, life insurance and other benefit plans as are then in effect for executives of the Company, and (iii) in the case of death or disability, the option shall be exercisable to the extent then vested for a period of three years.

         On July 24, 1996, the Company entered into a one-year employment agreement with George R. Ferment pursuant to which Mr. Ferment is employed as the Company's Executive Vice President of Operations and Chief Technical Officer at an annual salary of $130,000. In May 1997, this agreement was extended for one year on the same terms and conditions except that no new options were granted. Dr. Ferment shall also be eligible to receive a target bonus of up to 20% of his annual salary, the exact amount of such bonus to be determined by the Board of Directors and Dr. Ferment. Dr. Ferment's employment agreement also provides for the issuance of a ten (10) year incentive option to purchase 133,333 shares of the Company's common stock at an exercise price of $1.33 per share. In June 1997, the Board of Directors approved the exchange of options held by each employee (including executive officers) under the Company's Stock Plan for new options. The new options provide for an exercise price of $0.58 per share and became exercisable on November 1, 1997. In addition, Dr. Ferment was granted 316,000 stock options on December 2, 1997 at an exercise price of $1.00. If Dr. Ferment's employment is terminated without cause and other than due to disability or death, the Company will be obligated to (i) continue Dr. Ferment"s salary for an additional six (6) months or the remainder of the term on the contract, whichever is longer ("severance period"), (ii) continue for such "severance period" all of Dr. Ferment's benefits under the Company's medical insurance, disability insurance, life insurance and other benefit plans as are then in effect for executives of the Company, and (iii) in the case of death or disability, the option shall be exercisable to the extent then vested for a period of three years.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT

         The following table sets forth information as of February 28, 1998 with respect to the equity securities of the Company known by the Company to be beneficially owned by each beneficial owner of more than five percent of the Company's Common Stock, by each current director and Named Executive Officer (as defined in applicable SEC regulations), and by all current directors and executive officers as a group.

Name and Address                        Number of Shares
of Beneficial Owner(1)                  Beneficially Owned(2)                   Percent of Class(2)
-------------------                     ------------------                      ----------------
Thomas R. Thomsen                       1,015,850(3)                            4.74%
Stephen F. Hope                         1,576,829(4)                            7.50%
Ralph D. Ketchum                          472,596(5)                            2.21%
Gerald M. Labush                          276,653(6)                            1.32%
John D. McKey, Jr.                        570,868(7)                            2.71%
David J. Cade                             345,882(8)                            1.62%
George R. Ferment                         361,910(9)                            1.69%
William D. Walker                         587,859(10)                           2.76%
William H. Chu                                  0(11)                            *
Edelson Technology Partners III         1,299,518(12)                           6.18%
Donald C. Taylor                        2,032,500(13)                           8.95%
Group III Capital, Inc.                 1,892,500(14)                           8.33%
Lithium Link, LLC                       11,857,143(15)                          36.07%
Interlink Management Corporation        11,857,143(16)                          36.07%
All Directors and Officers as a          5,208,447                              24.55%
Group (9 persons)+

  *   Less than 1%.
  +   Includes the Company's directors and officers as of March 31, 1998.

(1) The address of each beneficial owner is c/o Lithium Technology Corporation, 5115 Campus Drive, Plymouth Meeting, PA 19462 except for Edelson Technology Partners III: Whiteweld Centre, 300 Tice Boulevard, Woodcliff Lake, NJ 07065; Group III Capital Ventures, Inc. and Donald
         C. Taylor: 475 Park Avenue South, Suite 330, New York, NY 10016; and Lithium Link, LLC and Interlink Management Corporation: 10,000 Memorial Drive, Suite 920, Houston, Texas 77024.

(2) Includes shares of Common Stock underlying outstanding warrants, options and convertible securities which are exercisable by the beneficial owner with respect to whom the calculation is made, but does not include shares of common stock that may not be acquired within 60 days after February 28, 1998 upon the exercise or conversion of warrants, options or convertible securities.

(3) Includes 359,227 shares of Common Stock which are covered by a voting proxy granted by a shareholder to Mr. Thomsen and options to acquire 410,000 shares of common stock.

(4) Includes 422,550 shares of Common Stock held by Hazel Hope, the Executrix of the Estate of Henry Hope, and options to acquire 5,000 shares of Common Stock.

(5) Includes options to acquire 15,000 shares of Common Stock, 7,999 shares held by Mr. Ketchum's spouse, a convertible note giving Mr. Ketchum, as a member of Lithium Link, LLC, the right to acquire 178,571 shares of the Company's Common Stock and a convertible note giving Mrs. Ketchum, as a member of Lithium Link, LLC, the right to acquire 178,571 shares of the Company's Common Stock.

(6)      Includes options to acquire 11,667 shares of Common Stock.

(7)      Includes options to acquire 11,667 shares of Common Stock.

(8)      Consists of options to acquire 345,882 shares of Common Stock.

(9)      Consists of options to acquire 361,910 shares of Common Stock.

(10) Includes 148,227 shares of Common Stock which are covered by a voting proxy granted by a shareholder to Mr. Walker, options to acquire 66,669 shares of Common Stock and a convertible note giving Mr. Walker, as a member of Lithium Link, LLC, the right to acquire 178,571 shares of the Company's Common Stock.

(11) Options held by Mr. Chu will not vest within 60 days of February 28, 1998. Mr. Chu is the Chairman, Chief Executive Officer, and a shareholder of Elite Material Co., Ltd. ("Elite Material"). Elite Material is a member of Lithium Link LLC ("Lithium Link"). Lithium Link may be deemed a beneficial owner of more than ten percent of the shares of Common Stock of the Company. Elite Material has advised that it is neither a controlling member nor has or shares investment control over Lithium Link's portfolio securities. Mr. Chu disclaims beneficial ownership of any of the derivative securities beneficially owned by Lithium Link except to the extent (if any) of his indirect pecuniary interest arising out of his shareholdings in Elite Material.

(12)     Consists of 1,299,518 shares of Common Stock.

(13) Includes approximately 47,500 shares of Common Stock held by Mr. Taylor directly, 192,500 shares of Common Stock held directly by, and 1,700,000 shares of Common Stock underlying a warrant beneficially owned by, Group III Capital, Inc., an entity controlled by Mr. Taylor, and 92,500 shares of Common Stock held by a limited partnership controlled by Mr. Taylor. Excludes 1,100,000 warrants owned by Group III Capital, Inc. which have not vested pursuant to the terms thereof and are not expected to vest within 60 days of February 28, 1998.

(14) Includes 195,000 shares of Common Stock and 1,700,000 shares of Common Stock underlying a warrant. Excludes 1,100,000 warrants which have not vested pursuant to the terms thereof and are not expected to vest within 60 days of February 28, 1998.

(15) Consists of $3,320,000 principal amount of Notes, convertible into 11,857,143 shares of the Company's Common Stock.

(16) Consists of $3,320,000 principal amount of Notes, convertible into 11,857,143 shares of the Company's Common Stock. Interlink Management Corporation is the managing member of Lithium Link, LLC and, therefore, may be deemed to have indirect beneficial ownership of, and shared voting and dispositive power with respect to, such shares. Does not include shares of Common Stock that may be acquired by the two controlling persons of Interlink Management Corporation pursuant to the exercise of 450,000 warrants.

CHANGES IN CONTROL

         On September 22, 1997, the Company entered into a Senior Secured Convertible Note Purchase Agreement (the "1997 Note Purchase Agreement") with Lithium Link LLC (the "Lender") for the sale of $5.5 million of the Company's Senior Secured Convertible Notes (the "1997 Notes"). The Company is obligated to borrow, and the Lender is obligated to loan, the entire $5.5 million principal amount. The Company has received $2.17 million of the $5.5 million funding as of December 31, 1997 and $3,320,000 of the $5.5 million as of March 31, 1998. The 1997 Notes are convertible into the Company's Common Stock at a conversion price of $.28 per share. The number of shares which may be issued to the holders of the 1997 Notes would be approximately 19.64 million shares of common stock, assuming conversion in full of the 1997 Notes without giving effect to any antidilution provisions. As of February 28, 1998, the Company had 21,016,361 shares of common stock outstanding. Accordingly, the issuance of such a significant number of additional shares to the holder of the 1997 Notes could result in a change in control of the Company. In addition, the 1997 Notes are secured by a first priority security interest in favor of the 1997 Noteholder as to substantially all of the Company's assets other than the Company's intellectual property.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Between August 1994 and April 1995, the Company issued and sold 7% convertible promissory notes in the aggregate principal amount of $1,467,750. As of December 1995, $1,167,750 principal amount of notes were converted into 577,961 shares of Common Stock, after giving effect to the reverse split, leaving $300,000 principal amount of notes outstanding. These remaining notes and accrued interest thereon were converted into 152,038 shares of Common Stock, after giving effect to the reverse stock split, during January 1996. Gerald Labush, a director of the Company, and Mr. Hughes, a former director, purchased a portion of the promissory notes.

         In August 1995 and October 1995, the Company issued and sold to certain private investors an aggregate principal amount of $1,000,000 12% convertible promissory notes. On March 29, 1996, the Company entered into the Technology Development Agreement and Stock Purchase Agreement with the Consortium, and such notes, and accrued interest thereon, were converted into 5,617,492 shares of Common Stock of the Company. Mr. McKey, a director of the Company, Mr. Hughes, a former director, and Mr. Walker, the Treasurer and Chief Financial Officer of the Company, purchased a portion of such convertible notes offering. See "Security Ownership of Certain Beneficial Owners and Management".

         In December 1995, the Company issued and sold to a group of private investors an aggregate principal amount of $800,000 12% convertible promissory notes. On March 29, 1996, the Company entered into the Technology Development Agreement and Stock Purchase Agreement with the Consortium, as discussed above, and such notes, and accrued interest thereon, were converted into 1,385,954 shares of Common Stock of the Company. Messrs. Ketchum and Labush, directors of the Company, and Mr. Walker, the Treasurer and Chief Financial Officer of the Company, purchased a portion of such convertible notes offering. See "Security Ownership of Certain Beneficial Owners and Management".

         In September 1997, the Company issued and sold to certain private investors an aggregate principal amount of $5,500,000 8.5% Senior Secured Convertible Promissory Notes (the "1997 Notes"). Mr. Ketchum, a director of the Company, and Mr. Walker, the Treasurer and Chief Financial Officer of the Company, purchased a portion of such convertible notes offering. See "Security Ownership of Directors and Officers". In July and August 1997, the Company obtained a bridge loan of $500,000 from certain private investors, including Mr. Ketchum and his wife, who each loaned the Company $50,000, for an aggregate of $100,000. In connection with the $500,000 loan, the Company issued an aggregate of 100,000 warrants to the bridge lenders of which 5,000 warrants were granted to each of Mr. and Mrs. Ketchum. Subsequently Mr. and Mrs. Ketchum exercised such warrants in full and Mr. and Mrs. Ketchum were each issued 5,000 shares.

         In exchange for assistance in placing the 1997 Notes, the Company paid $150,000 and issued warrants to Interlink Management Corporation ("IMC"). IMC is the managing member of Lithium Link, LLC, the purchaser of the 1997 Notes.

         IMC's warrants allow it to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.40 share. In addition, the Company entered into a Consulting Agreement with IMC whereby IMC will be paid $5,000 per month for one year, with the Company having an option to renew the Consulting Agreement for another one year term.

         As of December 31, 1997, the Company has issued and outstanding stock options to purchase 2,915,268 shares of the Company's Common Stock, comprised of
(a) options to acquire 146,670 shares pursuant to the Directors Stock Option Plan (the "Directors Plan") (See "Executive Compensation -- Directors Stock Option Plan" for details), (b) options to acquire 2,761,514 shares pursuant to the 1994 Stock Incentive Plan" (See "Executive Compensation - Stock Incentive Plan" for details), and (c) 7,084 options granted to consultants.

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

         In 1997, the Board of Directors approved the exchange by each employee, including executive officers holding options under the Company's 1994 Stock Incentive Plan of such outstanding options for new options with an exercise price of $0.58 per share. The Board of Directors determined such exchange to be appropriate in order to sustain the incentivization of all of its employees since the outstanding options has exercise prices well in excess of the then market price of the Company's Common Stock. As a condition for such repricing, such new options (including such options which has been exchanged for vested options) do not become exercisable until the later of November 1, 1997 (with respect to options which had been vested previously) or the original vesting schedule of such options. As a result of this stock option repricing, the Company cancelled a total of 1,529,357 stock options having exercise prices in excess of the then market price of the Company's Common Stock and granted the same number of new stock options at the aforementioned $0.58 exercise price per share. Also in 1997, the Board of Directors approved the issuance of 246,623 shares of the Company's Common Stock to Mr. Thomsen in satisfaction of $100,000 of accrued but unpaid salary and in December 1997, options to purchase an additional 20,000 shares were awarded each to Messrs. Hope, Ketchum, Labush and McKey, Jr. recognizing consummation of the sale of $5.5 million of the Company's Senior Secured Convertible Notes.

         Dr. William Chu, upon his election to the Company's Board of Directors on December 1, 1997, was granted 13,334 stock options. Dr. Chu is the chairman, chief executive officer, and a shareholder of Elite Material Co., Ltd. ("Elite Material"). Elite Material is a member of Lithium Link, LLC. In a December 3, 1997 press release, the Company announced that Elite Material had signed a Letter of Intent to partner in manufacturing the Company's proprietary lithium-ion polymer batteries.

         On December 2, 1997, Mr. Cade was granted 316,001 stock options at an exercise price of $1.00 per share, Dr. Ferment was granted 316,000 stock options at an exercise price of $1.00 per share and Mr. Walker was granted 100,000 stock options at an exercise price of $1.00 per share.

         During 1996 and 1997, the Company issued options to purchase its Common Stock to the following executive officers in the amounts listed in parenthesis next to each executive officer's name: Thomas R. Thomsen (413,334); David J. Cade (671,982); Dr. George R. Ferment (704,038); and William D. Walker (166,668).

         During 1997, the Company granted an aggregate of 93,334 Common Stock options pursuant to the Director's Stock Option Plan and an aggregate of 1,017,500 Common Stock options pursuant to the 1994 Stock Incentive Plan.

CONSULTING AGREEMENTS

         From December 1993 through April 1995, Matthew Stuart & Co., Inc. ("Matthew Stuart") provided certain consulting and advisory services to the Company. For these services, Matthew Stuart has been paid approximately $112,000 exclusive of commissions and accrued amounts in connection with various private placements. Matthew Stuart, Robert Pfeffer (a former principal in Matthew Stuart) and Richard Perlman (a former principal in Matthew Stuart) commenced litigation against the Company claiming they were also entitled to further fees and certain warrants. The Company has disputed the issuance of these warrants to Matthew Stuart, Mr. Pfeffer, and Mr. Perlman, and the Company has declared the 1993 warrant agreement and related warrant documents void. The Company has settled the litigation with Matthew Stuart and Mr. Pfeffer. The litigation between the Company and Mr. Perlman was continuing at December 31, 1997. See "Legal Proceedings" for details. Mr. Perlman served as a director of the Company from July 1994 until his resignation in September 1995. Effective April 1995, the Company terminated any continuing relationship with Matthew Stuart.
On June 20, 1996, the Company entered into a Settlement Agreement with Matthew Stuart and Mr. Pfeffer thereby terminating that litigation and pursuant to which the Company issued a warrant entitling Mr. Pfeffer to purchase up to 600,000 shares of the Company's Common Stock.

         On May 9, 1996, the Company entered into a Consulting Agreement with former director Donald C. Taylor providing for investment advisory services, shareholder relations and related consulting services to the Company. Mr. Taylor served as a director of the Company from August 1995 to May 1996. Pursuant to the Consulting Agreement the Company paid consulting fees to Mr. Taylor in the amount of $56,000 in 1996 and $77,000 in 1997. The Company and Mr. Taylor agreed in December 1997 to terminate the Consulting Agreement except for Mr. Taylor's non-competition and confidentiality covenants. In consideration for past and prospective services provided to the Company by Group III Capital, Inc., of which Mr. Taylor is the President and a director, the Company had issued in 1996 to Group III Capital, Inc. a warrant to purchase 1,500,000 shares of the Company's Common Stock at an exercise price of $1.54 per share. The warrant also included certain anti-dilution provisions which as of September 22, 1997 entitled the warrant holder to purchase approximately 2,400,000 shares of the Company's Common Stock at an exercise price of $0.96 per share. In December 1997, in consideration for removing all anti-dilution provisions from the warrant, except for those activated by a stock split, reverse stock split or a stock dividend and for other consideration, the Company and Group III amended the warrant to entitle the warrant holder to purchase 2,800,000 shares of the Company's Common Stock at an exercise price of $0.85 per share and to reduce the warrant's exercise period from ten years to five years. In connection with the termination of the Consulting Agreement the Company agreed in 1997 to pay an additional $126,000 to Mr. Taylor, which payment was completed in 1998.

         In 1997 and 1996, the Company paid $70,000 and $75,000, respectively to William D. Walker for services rendered to the Company as Treasurer and Chief Financial Officer. Mr. Walker does not receive a salary from the Company.

OTHER COMPENSATION

         In connection with the Company's $1.75 million bridge loan in October 1996, the Company paid a placement fee of $122,500 to Stone Pine Atlantic, L.L.C., Paul Bagley and L. Wayne Harber, each a former director of the Company, and John D. McKey, Jr., a current director have a financial interest in Stone Pine, L.L.C.

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

         10.36 Form of Stock Purchase Agreement dated October 23, 1996 between the Company and the Purchasers.(11)

         10.37 Form of Stock Purchase Agreement dated October 23, 1996 between the Company and the Placement Agent.(12)

         10.38 Form of Warrant Agreement dated October 23, 1996 between the Company and the Placement Agent.(13)

         10.39 Form of Registration Rights Agreement dated October 23, 1996 between the Company and the Placement Agent.(14)

         10.40 Letter Agreement dated February 5, 1997 between the Company and Chase Manhattan Bank.(15)

         10.41 Form of Senior Secured Convertible Note Purchase Agreement dated September 22, 1997, between the Company and Lithium Link LLC.(16)

         10.42 Form of Convertible Promissory Note dated September 22, 1997 issued by the Company.(17)

         10.43 Form of Consulting Agreement dated September 22, 1997 between the Company in favor of Interlink Management Corporation.(18)

         10.44 Form of Common Stock Warrant dated September 22, 1997 issued by the Company in favor of Interlink Management
                  Corporation.(19)

         10.45 Form of License Agreement dated September 22, 1997 between the Company and Lithium Link LLC.(20)

         16.1     Letter from Wiss & Company, LLP.(21)

         21.1     List of Subsidiaries.(2)

         27.1+    Financial Data Schedule

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

(11) Incorporated herein by reference to Exhibit 10.31 contained in the Company's Report on Form 8-K, dated October 25, 1996.

(12) Incorporated herein by reference to Exhibit 10.32 contained in the Company's Report on Form 8-K, dated October 25, 1996.

(13) Incorporated herein by reference to Exhibit 10.33 contained in the Company's Report on Form 8-K, dated October 25, 1996.

(14) Incorporated herein by reference to Exhibit 10.34 contained in the Company's Report on Form 8-K, dated October 25, 1996.

(15) Incorporated herein by reference to exhibits contained in the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1996.

(16) Incorporated herein by reference to Exhibit 10.36 contained in the Company's Report on Form 8-K, dated September 22, 1997.

(17) Incorporated herein by reference to Exhibit 10.37 contained in the Company's Report on Form 8-K, dated September 22, 1997.

(18) Incorporated herein by reference to Exhibit 10.38 contained in the Company's Report on Form 8-K, dated September 22, 1997.

(19) Incorporated herein by reference to Exhibit 10.39 contained in the Company's Report on Form 8-K, dated September 22, 1997.

(20) Incorporated herein by reference to Exhibit 10.40 contained in the Company's Report on Form 8-K, dated September 22, 1997.

(21) Incorporated herein by reference to Exhibit 16.1 contained in the Company's Report on Form 8-K, dated December 18, 1997.

(b) Reports on Form 8-K during the quarter ended December 31, 1997:

         1. Form 8-K Report, dated December 18, 1997 with respect to Item 4 of such Report.

         2. Form 8-K Report, dated December 23, 1997 with respect to Item 4 of such Report.

* Subject to order for confidential treatment as to certain portions thereof.

+        Exhibit filed herewith in this Report.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LITHIUM TECHNOLOGY CORPORATION


Date: April 15, 1998                      By:   /s/ THOMAS R. THOMSEN
                                             ------------------------------
                                                Thomas R. Thomsen
                                                Principal Executive Officer
                                                and Chairman of the Board

                                          By:   /s/ WILLIAM D. WALKER
                                             ------------------------------
                                                William D. Walker
                                                Principal Financial Officer
                                                and Treasurer


                  In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons and in the capacities and on the dates indicated.

Signature                                            Title                              Date
---------                                            -----                              ----
/s/ Thomas R. Thomsen                       Chairman of the                        April 15, 1998
--------------------------------            Board, Director
Thomas R. Thomsen

/s/ David J. Cade                           Director                               April 15, 1998
--------------------------------
David J. Cade

/s/ William H. Chu                          Director                               April 15, 1998
--------------------------------
William H. Chu

/s/ George R. Ferment                       Director                               April 15, 1998
--------------------------------
George R. Ferment

/s/ Stephen F. Hope                         Director                               April 15, 1998
--------------------------------
Stephen F. Hope

/s/ Ralph D. Ketchum                        Director                               April 15, 1998
--------------------------------
Ralph D. Ketchum

/s/ Gerald M. Labush                        Director                               April 15, 1998
--------------------------------
Gerald M. Labush

/s/ John D. McKey, Jr.                      Director                               April 15, 1998
--------------------------------
John D. McKey, Jr.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                                DECEMBER 31, 1997

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                               PAGE

Independent Auditors' Reports                                                                            F-2 to F-3

Consolidated Financial Statements:

         Consolidated Balance Sheet at December 31, 1997                                                        F-4

         Consolidated Statements of Operations for the Years
           Ended December 31, 1997 and 1996 and the Period from
           July 21, 1989 (Date of Inception) to December 31, 1997 (As Restated)                                 F-5

         Consolidated Statements of Changes in Stockholders' Deficiency
           for the Period from July 21, 1989 (Date of Inception) to December 31, 1997 (As Restated)      F-6 to F-8

         Consolidated Statements of Cash Flows for the Years Ended December 31,
           1997 and 1996, and the Period from July 21,
           1989 (Date of Inception) to December 31, 1997 (As Restated)                                  F-9 to F-10

         Notes to Consolidated Financial Statements                                                    F-11 to F-22

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Lithium Technology Corporation and Subsidiary
         (Development Stage Companies)


We have audited the accompanying consolidated balance sheet of Lithium Technology Corporation and subsidiary (development stage companies) as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the year then ended, and for the period from July 21, 1989 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the year ended December 31, 1996, and for the period July 21, 1989 (date of inception) through December 31, 1996 (as restated, see Note 8), were audited by other auditors whose report, dated January 22, 1997 and February 6, 1998 (as to Note 8), expressed an unqualified opinion on those statements and included explanatory paragraphs that described the uncertainty concerning the Company's ability to continue as a going concern and the restatement of the 1996 financial statements. The financial statements for the period July 21, 1989 (date of inception) through December 31, 1996 reflect a cumulative net loss of $18,877,000, of the total net loss of $33,041,000. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such consolidated financial statements present fairly in all material respects, the financial position of Lithium Technology Corporation and subsidiary (development stage companies) as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, and for the period from July 21, 1989 (date of inception) through December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing and marketing lithium-polymer rechargeable batteries. As discussed in Note 2 to the financial statements, the Company's operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DELOITTE & TOUCHE, LLP
Philadelphia, PA


February 6, 1998

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Lithium Technology Corporation and Subsidiary
   (Development Stage Companies)

We have audited the consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows of Lithium Technology Corporation and subsidiary (Development Stage Companies) for the year ended December 31, 1996 and for the period July 1, 1989 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Lithium Technology Corporation and subsidiary (Development Stage Companies) for the year ended December 31, 1996 and for the period July 1, 1989 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 of the financial statements, the Company is a development stage company, has suffered recurring losses from operations and needs significant additional financing to repay existing indebtedness and to continue the development of its technology. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In 1997, the SEC Staff announced a new position on the accounting for convertible securities with a nondetachable conversion feature that is "in the money" at the date of issuance. The SEC staff believes that the "in the money" amount for convertible debt securities should be considered debt discount and amortized over the period from the date of issuance to the date it first becomes convertible. The SEC Staff requires that all public companies restate their financial statements to comply with this position. As indicated in Note 8, the Company has, accordingly, restated its financial statements for 1994 and 1995.


                                   WISS & COMPANY, LLP

Woodbridge, New Jersey
January 22, 1997, except as to Note 8
for which the date is February 6, 1998

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997


                                     ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                                       $  506,000
         Cash held in escrow (see Note 7)                                                 3,330,000
         Other current assets                                                                15,000
                                                                                         ----------
                  Total Current Assets                                                                      $3,851,000
PROPERTY AND EQUIPMENT, LESS ACCUMULATED
         DEPRECIATION OF $567,000                                                                              422,000
OTHER ASSETS:
         Debt issue costs, less accumulated amortization of $39,000                         638,000
         Security and equipment deposits                                                     49,000
                                                                                        -----------
                                                                                                               687,000
                                                                                                           -----------
                                                                                                            $4,960,000
                                                                                                           ===========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
         Accounts payable                                                                 $ 390,000
         Accrued salaries                                                                   181,000
         Other accrued expenses                                                             308,000
                                                                                          ---------
                  Total Current liabilities                                                                 $  879,000
LONG-TERM LIABILITIES:
         Senior Secured Convertible Notes, due July 1, 2002                               5,500,000
                                                                                         ----------

                  Total Long-Term liabilities                                                               $5,500,000
                                                                                                           -----------
                  Total Liabilities                                                                         $6,379,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
         Common stock, par value $.01 per share:
                  Authorized - 50,000,000 shares
                  Issued and outstanding - 21,016,361 shares                                210,000
         Additional paid-in capital                                                      38,277,000
         Accumulated deficit                                                             (6,865,000)
         Deficit accumulated during development stage                                   (33,041,000)
                                                                                       ------------

                  Total Stockholders' Deficiency

                                                                                                            (1,419,000)
                                                                                                           -----------
                                                                                                            $4,960,000
                                                                                                           ===========

See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                            Period From
                                                                                                          July 21, 1989
                                                                                                               (Date of
                                                                      Year Ended                           Inception) to
                                                                      December 31,                           December 31,
                                                                 1997                 1996                        1997
                                                              ----------           ----------          ---------------
                                                                                                        (As Restated -
                                                                                                          see Note 8)
COSTS AND EXPENSES:
         Engineering, research and development               $   1,399,000         $ 1,079,000            $   5,112,000
         General and administrative                              1,654,000           3,216,000                8,613,000
         Interest expense, net of interest income
           of $86,000 (1997) and $58,000 (1996)                  1,290,000              89,000                1,475,000
         Interest expense related to beneficial
           conversion feature                                    9,821,000                                   17,841,000
                                                             -------------         -----------            -------------
                                                                14,164,000           4,384,000               33,041,000
                                                             -------------         -----------            -------------
NET LOSS                                                      $(14,164,000)        $(4,384,000)            $(33,041,000)
                                                             -------------         -----------            -------------
WEIGHTED AVERAGE NUMBER OF
         COMMON SHARES OUTSTANDING                              18,005,000          14,029,000
                                                             =============         ===========
BASIC AND DILUTED NET LOSS PER SHARE                         $        (.79)        $      (.31)
                                                             =============         ===========


See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                               Series A                         Series B                        Series C
                                            Preferred Stock              Convertible Preferred Stock     Convertible Preferred Stock
                                         -----------------------         ---------------------------     ---------------------------
                                           Shares        Amount              Shares         Amount        Shares            Amount
                                         ----------   ------------       ------------    ------------   ------------     -----------
BALANCES AT JULY 21, 1989
PERIOD ENDED OCTOBER 31, 1989:
  Net assets received in reverse
     acquisition (Note 1)                    --            --
  Change in par value                        --            --
  Exchange for debt owed to officer          23,000      2,300,000           --              --             --              --
  Shares sold to financial consultant
     in conjunction with financing           --            --                --              --             --              --
  Expenses paid by principal shareholder
     on behalf of Lithium Corporation        --            --                --              --             --              --
  Net income (loss) for the year             --            --                --              --             --              --
                                         ----------   ------------       ------------    ------------   ------------     -----------
BALANCES AT OCTOBER 31, 1989                 23,000      2,300,000

YEAR ENDED OCTOBER 31, 1990
  Issuance of Class B common stock for
     cash to Investors                       --            --                --              --             --              --
  Exercise of Class B common stock
     warrants, net of offering costs         --            --                --              --             --              --

NET INCOME (LOSS) FOR THE YEAR               --            --                --              --             --              --
                                         ----------   ------------
BALANCE AT OCTOBER 31, 1990                  23,000     $2,300,000           --              --             --              --

YEAR ENDED OCTOBER 31, 1991:
  Conversion of debt due stockholder         10,000      1,000,000           --              --             --              --
  Exercise of Class B common stock
     warrants, net of offering costs
     of $520,000                             --            --                --              --             --              --
  Fair value of warrants issued in
     connection with financial
     consulting services                     --            --                --              --             --              --
  Net loss                                   --            --                --              --             --              --
                                         ----------   ------------       ------------    ------------   ------------     -----------
BALANCES AT OCTOBER 31, 1991                 33,000      3,300,000

YEAR ENDED OCTOBER 31, 1992:
  Issuance of common stock to certain
     employees for services rendered         --            --
  Net loss                                   --            --
                                         ----------   ------------
BALANCES AT OCTOBER 31, 1992                 33,000      3,300,000           --              --             --              --

YEAR ENDED OCTOBER 31, 1993:
  Net loss                                   --            --                --              --             --              --
                                         ----------   ------------
BALANCES AT OCTOBER 31, 1993                 33,000     $3,300,000           --              --             --              --
                                         ==========   ============
                                                                                                                         Deficit
                                                 Class A         Class B                                               Accumulated
                                              Common Stock     Common Stock    Common Stock    Additional                 During
                                            ---------------    -------------   --------------    Paid-in  Accumulated   Development
                                            Shares  Amount    Shares Amount   Shares Amount      Capital     Deficit      Stage
                                          --------- -------  --------- ------- ------ ------     ---------   ---------    ---------
BALANCES AT JULY 21, 1989                2,333,000   1,000      --       --                          --    (6,465,000)      --
PERIOD YEAR ENDED OCTOBER 31, 1989:
  Net assets received in reverse
     acquisition (Note 1)                    --        --     210,000  1,000                     36,000        --
  Change in par value                        --      6,000                                       (6,000)       --
  Exchange for debt owed to officer          --                 --       --                                    --
  Shares sold to financial consultant
     in conjunction with financing           --        --     697,000  1,000                      7,000        --
  Expenses paid by principal shareholder
     on behalf of Lithium Corporation        --        --       --       --                      79,000        --
  Net income (loss) for the year             --        --       --       --                          --       844,000     (502,000)
                                         --------- -------  --------- -------                   ---------   ---------    ---------
BALANCES AT OCTOBER 31, 1989             2,333,000   7,000    907,000  2,000                    116,000    (5,621,000)    (502,000)

YEAR ENDED OCTOBER 31, 1990
  Issuance of Class B common stock for
     cash to Investors                       --        --      57,000    --                      50,000        --           --
  Exercise of Class B common stock
     warrants, net of offering costs         --        --      15,000    --                          --        --           --

NET INCOME (LOSS) FOR THE YEAR               --        --       --       --                          --       569,000     (498,000)
                                         --------- -------  --------- -------                   ---------   ---------    ---------
BALANCE AT OCTOBER 31, 1990              2,333,333  $7,000    979,000 $ 2,000                   $166,000  $(5,052,000)  (1,000,000)

YEAR ENDED OCTOBER 31, 1991:
  Conversion of debt due stockholder         --        --       --       --                          --        --           --
  Exercise of Class B common stock
     warrants, net of offering costs
     of $520,000                             --        --     145,000    --                       121,000      --           --
  Fair value of warrants issued in
     connection with financial
     consulting services                     --        --       --       --                        30,000      --           --
  Net loss                                   --        --       --       --                          --       (84,000)    (560,000)
                                         --------- -------  --------- -------                   ---------   ---------    ---------
BALANCES AT OCTOBER 31, 1991             2,333,000   7,000  1,124,000  2,000                      317,000  (5,136,000)  (1,560,000)

YEAR ENDED OCTOBER 31, 1992:
  Issuance of common stock to certain
     employees for services rendered         --        --      96,000    --                       106,000
  Net loss                                   --        --       --       --                          --       (23,000)    (175,000)
                                         --------- -------  --------- -------                   ---------   ---------    ---------
BALANCES AT OCTOBER 31, 1992             2,333,000   7,000  1,220,000  2,000                      423,000  (5,159,000)  (1,735,000)

YEAR ENDED OCTOBER 31, 1993:
  Net loss                                   --        --       --       --                          --    (1,706,000)     (66,000)
                                         --------- -------  --------- -------                   ---------   ---------    ---------
BALANCES AT OCTOBER 31, 1993             2,333,000 $ 7,000  1,220,000 $2,000                    $ 423,000 $(6,865,000)  (1,801,000)
                                         ========= =======  ========= =======                   ========= ===========   ==========

                                               Series A                         Series B                        Series C
                                            Preferred Stock              Convertible Preferred Stock     Convertible Preferred Stock
                                         -----------------------         ---------------------------     ---------------------------
                                           Shares        Amount              Shares         Amount        Shares            Amount
                                         ----------   ------------       ------------    ------------   ------------     -----------
BALANCES AT OCTOBER 31, 1993                 33,000      3,300,000           --              --             --              --
                                                                         ------------    ------------   ------------     -----------
TWO MONTHS ENDED
  DECEMBER 31, 1993.
     Contribution to capital of Industries
       accumulated losses in excess of
       Company's Investment                  --            --                --              --             --              --
     Conversion of preferred stock to
       common stock                         (33,000)    (3,300,000)          --              --             --              --
     Fair value of option issued in
       exchange for certain legal services   --            --                --              --             --              --
  Net loss                                   --            --                --              --             --              --
                                         ----------   ------------       ------------    ------------   ------------     -----------

BALANCE AT DECEMBER 31, 1993                 --            --                --              --             --              --

YEAR ENDED DECEMBER 13, 1994:
     Change in par value of Class B
       common stock to $.0001                --            --                --              --             --              --
     Issuance of common stock:
       For services relating to warrants
        exercised in 1995                    --            --                --              --             --              --
       Upon cancellation of Indebtedness     --            --                --              --             --              --
       In exchange for advances repayable
          only out or proceeds of public
          offering                           --            --                --              --             --              --
       Upon exercise of option               --            --                --              --             --              --
       For cash, less related costs of
          $152,000                           --            --                --              --             --              --
       Upon conversion of $162,000 of 7%
          convertible promissory notes and
          accrued interest thereon           --            --                --              --             --              --
       Upon exercise of option to acquire
          laboratory equipment and
          forgiveness of related accrued
          rent                               --            --                --              --             --              --
       Upon conversion of preferred stock    --            --                    (815)       --             --              --
     Issuance of convertible preferred stock
       in exchange for convertible
          promissory notes                   --            --                  14,151        --             --              --
       For cash                              --            --                --              --               10,000        --
     Issuance of 7% convertible
       promissory notes                      --            --                --              --             --              --
     Net loss (As Restated)                --            --                --              --             --              --
                                         ----------   ------------       ------------    ------------   ------------     -----------
BALANCES AT DECEMBER 31, 1994
   (As Restated, See Note 8)                 --       $    --                  13,336        --               10,000        --
                                         ==========   ============
YEAR ENDED DECEMBER 31, 1995
     Issuance of common stock
       Upon conversion of convertible
          preferred stock                                                      (6,394)       --             --              --
       Upon conversion of 7% convertible
          promissory notes and accrued
          interest thereon                                                   --              --             --              --
       Upon exercise of warrants                                             --              --             --              --
       Recapitalization of common stock
          (Note 7)                                                           --              --             --              --
       Issuance of 12% convertible
          promissory notes                                                   --              --             --              --
     Net loss (As Restated)                                                  --              --             --              --
                                                                         ------------    ------------   ------------     -----------
BALANCES AT DECEMBER 31, 1995
   (As Restated, See Note 8)                                                    6,942    $   --               10,000     $  --
                                                                         ------------    ------------   ------------     -----------
                                                                                                                         Deficit
                                                 Class A         Class B                                               Accumulated
                                              Common Stock     Common Stock    Common Stock    Additional                 During
                                            ---------------    -------------   --------------    Paid-in  Accumulated   Development
                                            Shares   Amount   Shares    Amount Shares Amount      Capital     Deficit      Stage
                                          --------- -------  --------- ------- ------ ------     ---------   ---------    ---------
BALANCES AT OCTOBER 31, 1993             2,333,000   7,000  1,220,000  2,000                      423,000  (6,865,000)  (1,801,000)

TWO MONTHS ENDED
  DECEMBER 31, 1993.
     Contribution to capital of Industries
       accumulated losses in excess of
       Company's Investment                  --        --       --       --
     Conversion of preferred stock to                                                           3,659,000      --           --
       common stock                      1,000,000   3,000    667,000  1,000                    3,296,000      --           --
     Fair value of option issued in
       exchange for certain legal services   --        --       --       --                         8,000      --           --
  Net loss                                   --        --       --       --                          --        --          (67,000)
                                         --------- -------  --------- -------                   ---------   ---------    ---------

BALANCE AT DECEMBER 31, 1993             3,533,000  10,000  1,887,000  3,000                    7,386,000  (6,865,000)  (1,868,000)

YEAR ENDED DECEMBER 13, 1994:
     Change in par value of Class B
       common stock to $.0001                --        --       --     3,000                       (3,000)     --           --
     Issuance of common stock:
       For services relating to warrants
        exercised in 1995                    --        --       22,000   --                        88,000      --           --
       Upon cancellation of Indebtedness     --        --       78,000   --                       445,000      --           --
       In exchange for advances repayable
          only out or proceeds of public
          offering                           --        --      133,000   --                       471,000      --           --
       Upon exercise of option               --        --       17,000   --                         8,000      --           --
       For cash, less related costs of
          $152,000                           --        --      909,000 3,000                      933,000      --           --
       Upon conversion of $162,000 of 7%
          convertible promissory notes and
          accrued interest thereon           --        --       79,000   --                       165,000      --           --
       Upon exercise of option to acquire
          laboratory equipment and
          forgiveness of related accrued
          rent                               --        --       83,000 1,000                      271,000      --           --
       Upon conversion of preferred stock    --        --       43,000   --                          --        --           --
     Issuance of convertible preferred stock
       in exchange for convertible
          promissory notes                   --        --       --       --                       356,000      --           --
       For cash                              --        --       --       --                       100,000      --           --
     Issuance of 7% convertible
       promissory notes                      --        --       --       --                     1,643,000      --           --
     Net loss (As Restated)                  --        --       --       --                          --        --       (3,776,000)
                                         --------- -------  --------- -------                   ---------   ---------    ---------
                                         3,333,000  10,000  3,249,000 10,000    --         --  11,863,000  (6,865,000)  (5,644,000)
BALANCES AT DECEMBER 31, 1994
  (As Restated, see Note 8)

YEAR ENDED DECEMBER 31, 1995
     Issuance of common stock
       Upon conversion of convertible
          preferred stock                    --        --     341,000  1,000    --         --      (1,000)     --           --
       Upon conversion of 7% convertible
          promissory notes and accrued
          interest thereon                   --        --     500,000  1,000    --         --   1,050,000      --           --
       Upon exercise of warrants             --        --     120,000  1,000    --         --     254,000      --           --
       Recapitalization of common stock
          (Note 7)                     (3,333,000)(10,000)(4,210,000)(13,000) 7,543,000   75,000  (52,000)     --
       Issuance of 12% convertible
          promissory notes                   --        --       --       --                     6,377,000      --           --
     Net loss (As Restated)                  --        --       --       --                          --        --        (8,849,000)
                                         --------- -------  --------- ------- ---------  ------ ---------   ---------    ---------

BALANCES AT DECEMBER 31, 1995
  (As Restated, see Note 8)                  --    $   --       --    $  --   7,543,000 $75,000 19,491,000 $(6,865,000)$(14,493,000)
                                         --------- -------  --------- ------- ---------  ------ ---------   ---------    ---------

                                                                          Common Stock
                                                                          ------------
                                                                       Shares       Amount
                                                                       ------       ------
BALANCES AT DECEMBER 31, 1995 (As Restated, see Note 8)              7,543,000      75,000
YEAR ENDED DECEMBER 31, 1996:
  Issuance of Common stock:
    Upon conversion of convertible preferred stock                     454,000       4,000
    Upon conversion of 7% convertible promissory notes and
      accrued interest ($20,000) and related costs of $41,000          152,000       2,000
    Upon conversion of 12% convertible promissory notes and
      accrued interest thereon of $100,000 net of related costs
      of $218,000                                                    7,004,000      70,000
    For cash -
      From consortium, net of placement costs of $212,000              632,000       7,000
      Upon exercise of stock options                                   193,000       2,000
      Other                                                             38,000        --
    In payment of accrued salaries and accounts payable                434,000       4,000
    Upon exercise of warrants                                          196,000       2,000
    In connection with costs relating to the issuance of 10%
      convertible notes                                                462,000       5,000
  Issuance of warrants for services rendered                              --          --
  Issuance of warrants in settlement of litigation                        --          --
  Net loss                                                                --          --
                                                                    ----------    --------
BALANCES AT DECEMBER 31, 1996 (As Restated, see Note 8)             17,108,000    $171,000
YEAR ENDED DECEMBER 31, 1997:
  Issuance of common stock:
    In connection with costs relating to the issuance of 10%
      convertible notes                                                493,000       5,000
    In connection with the sale of Escrowed Shares by the
      Convertible Note Purchasers                                    2,669,000      27,000
    Upon exercise of warrant                                           100,000       1,000
    In payment of accrued salaries and accounts payable                646,000       6,000
  Issuance of warrants:
    For services rendered in connection with the sale of the
    8.5% senior secured convertible notes
  Issuance of the 8.5% senior secured convertible notes                   --          --
Net Loss:                                                                 --          --
                                                                    ----------    --------
BALANCES AT DECEMBER 31, 1997                                       21,016,000     210,000
                                                                    ==========    ========



                                                                                                Deficit
                                                                                              Accumulated
                                                          Additional                            During
                                                            Paid-In       Accumulated         Development
                                                            Capital         Deficit             Stage
                                                            -------         -------             -----
     Issuance of warrants:                                                        --                --
       For services rendered                                  88,000
       In connection with the sale of the 8.5%
         senior secured convertible notes                    400,000

       Issuance of the 8.5% senior secured
         convertible notes                                 9,821,000
Net Loss:                                                       --                --           (14,164,000)
                                                         -----------       -----------        ------------
BALANCES AT DECEMBER 31, 1997                            $38,277,000       $(6,865,000)       $(33,041,000)
                                                         ===========       ===========        ============


See accompanying notes to consolidated financial statements.

                                                                                                       Deficit
                                                                                                     Accumulated
                                                              Additional                               During
                                                               Paid-In           Accumulated         Development
                                                               Capital             Deficit             Stage
                                                               -------             -------             -----
BALANCES AT DECEMBER 31, 1995
   (As Restated, see Note 8)                                $ 19,491,000        $(6,865,000)       $(14,493,000)

YEAR ENDED DECEMBER 31, 1996:
         Issuance of common stock:
           Upon conversion of convertible
             preferred stock                                      (4,000)              --                  --
           Upon conversion of 7% convertible
             promissory notes and accrued interest
             ($20,000) and related costs of $41,000              277,000               --                  --
           Upon conversion of 12% convertible
             promissory notes and accrued interest
             thereon of $100,000 net of related costs
             of $218,000                                       1,612,000               --                  --
         For cash:
           From consortium, net of placement costs
             of $212,000                                       2,181,000               --                  --
           Upon exercise of stock options                         95,000               --                  --
           Other                                                  19,000               --                  --
         In payment of accrued salaries and accounts
           payable                                               260,000               --                  --
         Upon exercise of warrants                                98,000               --                  --
         In connection with costs relating to the
           issuance of 10% convertible notes                     520,000               --                  --
         Issuance of warrants for services rendered              175,000               --                  --
         Issuance of warrants in settlement of
           litigation                                             68,000               --                  --
         Net loss                                                   --                 --            (4,384,000)
                                                            ------------        -----------        ------------
BALANCES AT DECEMBER 31, 1996
   (As Restated, see Note 8)                                $ 24,792,000        $(6,865,000)       $(18,877,000)

YEAR ENDED DECEMBER 31, 1997:
         Issuance of common stock:
           In connection with costs relating to the
             issuance of 10% convertible notes                   575,000               --                  --
           In connection with the sale of Escrowed
             Shares by the Convertible Note
             Purchasers                                        2,219,000               --                  --
           Upon exercise of warrants                              13,000               --                  --
           In payment of accrued salaries and
             accounts payable                                    369,000               --                  --

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                      Period From
                                                                           Year Ended               July 21, 1989
                                                                          December 31,                   (Date of
                                                                          ------------              Inception) to
                                                                   1997                1996           Dec.31,1997
                                                                ----------          -----------       -----------
                                                                                                     (As Restated,
                                                                                                      see Note 8)

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                             $(14,164,000)       $(4,384,000)       $(33,041,000)
         Adjustments to reconcile net loss to net
         cash flows from operating activities:
           Interest expense relating to the beneficial
             conversion feature of the Senior
             Secured Convertible Note                            9,821,000               --            17,841,000
           Depreciation                                            205,000            185,000             567,000
           Amortization of debt issue costs                        181,000            494,000             920,000
           Common stock issued in lieu of interest               1,176,000             87,000           1,288,000
           Fair value of warrants and option granted
             for services rendered                                  88,000             83,000             209,000
           Common stock issued for services
               provided                                               --              100,000             206,000
           Expenses paid by shareholder of behalf
             of Company                                               --                 --                79,000
           Changes in operating assets and liabilities:
             Prepaid expenses and other current assets              (5,000)            44,000             (10,000)
             Security deposits                                     (29,000)              --               (49,000)
             Accounts payable and accrued expenses                 (24,000)           684,000           1,988,000
             Dues to related parties                                  --             (327,000)           (118,000)
                                                              ------------        -----------        ------------
                  Net cash used in
                    operating activities                        (2,751,000)        (3,034,000)        (10,120,000)
                                                              ------------        -----------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                        (3,000)          (156,000)           (739,000)
         Restricted cash                                            65,000            (18,000)               --
         Other                                                        --                 --                94,000
                                                              ------------        -----------        ------------
                  Net cash provided by (used in)
                    investing activities                            62,000           (174,000)           (645,000)
                                                              ------------        -----------        ------------

                                                                                                 Period From
                                                                     Year Ended                July 21, 1989
                                                                     December 31,                   (Date of
                                                            ----------------------------       Inception) to
                                                               1997             1996           Dec. 31, 1997
                                                            ----------       -----------       -------------
                                                                                               (As Restated,
                                                                                               see Note 8)
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net advance repayable only out of                       --                 --               471,000
           proceeds of public offering
         Proceeds received upon issuance of                      --            2,207,000           3,239,000
           common stock
         Proceeds received from issuance of                      --                 --               100,000
           preferred stock, net of related costs
         Proceeds received upon exercise of options            14,000             97,000             583,000
           and warrants, net of costs
         Net advances by former principal
           stockholder                                           --                 --               321,000
         Proceeds from sale of convertible debt             2,170,000          2,266,000           7,544,000
         Debt issue costs                                    (277,000)          (191,000)           (887,000)
         Repayment of convertible debt                       (100,000)              --              (100,000)
                                                          -----------        -----------        ------------
               Net cash provided by
               financing activities                         1,807,000          4,379,000          11,271,000
                                                          -----------        -----------        ------------

NET CHANGE IN CASH AND CASH                                  (882,000)         1,171,000             506,000
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING
OF YEAR                                                     1,388,000            217,000               - - -
                                                          -----------        -----------        ------------

CASH AND CASH EQUIVALENTS, END OF
YEAR                                                      $   506,000        $ 1,388,000        $    506,000
                                                          ===========        ===========        ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Contribution to capital by former principal             $      --          $      --          $  3,659,000
    stockholder
  Related party debt exchanged for convertible debt       $      --          $      --          $    321,000
  Exchange of indebtedness to former principal            $      --          $      --          $    445,000
    stockholder for common stock
  Issuance of common stock for services and accrued       $      --          $   264,000        $    352,000
    salaries
  Exchange of equipment and accrued rent for              $      --          $      --          $    271,000
    common stock
  Subordinated notes and related accrued interest         $      --          $      --          $  3,300,000
    exchanged for Series A preferred stock
  Exchange of convertible debt for convertible            $      --          $      --          $    356,000
    preferred stock

                                                                                              Period From
                                                                   Year Ended               July 21, 1989
                                                                   December 31,                  (Date of
                                                           ----------------------------     Inception) to
                                                               1997            1996           Dec.31,1997
                                                           ----------       -----------       -----------
                                                                                              (As Restated,
                                                                                               see Note 8)

Conversion of convertible debt and accrued interest        $1,508,000       $2,053,000       $ 4,776,000
  into common stock, net of unamortized debt
  discount
Exchange of advances repayable only out of                 $     --         $     --         $   471,000
  proceeds of public offering for common stock
Deferred offering costs on warrants exercised              $     --         $     --         $    88,000
Issuance of warrants in settlement of litigation for
  debt issue costs and for services rendered               $  488,000       $  160,000       $   364,000
Common stock issued for costs related to 10%               $     --         $  525,000       $   525,000
  promissory notes


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

                  The date of inception of the Company's development stage is July 21, 1989. At that time, the Company exchanged its capital stock for all of the capital stock of Lithion and an operating company in a reverse acquisition. The operating company was divested in November 1993. The accumulated deficit associated with the operating company of $6,865,000 has been segregated from the Company's deficit accumulated during the development stage in the accompanying consolidated financial statements.

                  Effective January 1, 1994, the Company changed its fiscal year end from October 31 to December 31.

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

                  FINANCIAL INSTRUMENTS - Financial instruments include cash and cash equivalents, other assets, accounts payable and convertible promissory notes payable. With the exception of convertible promissory notes payable, management believes that the amounts reported for financial instruments are reasonable approximations of their fair values due to their short term nature.

                  The convertible promissory notes payable outstanding at December 31, 1997 are payable July 1, 2002, bear interest at 8.5% and are convertible into the Company's Common Stock at a conversion price of $.28 per share. The conversion price represented a discount from the quoted market price of the Company's Common Stock and as a result, the Company recorded interest expense of $9,821,000 for the intrinsic value of this "beneficial conversion feature" (see Note 7). It is not practicable to estimate the fair value of this financial instrument due to a lack of existing comparable financial instruments.

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

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                  PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Furniture and fixtures, computer equipment and software and laboratory equipment are depreciated primarily using the straight-line method over their estimated useful lives of 3 to 7 years. Leasehold improvements are amortized over the period of the respective lease using the straight-line method.

                  DEBT ISSUE COSTS - Costs related to the issuance of convertible promissory notes are capitalized. Such costs are amortized over the term of the related debt using the straight-line method.

                  INCOME TAXES - Deferred tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                  STOCK OPTIONS - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). In accordance with SFAS No. 123, the Company has elected to account for stock option grants using the intrinsic value based method prescribed by APB Opinion No. 25. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation was recognized in 1997 and 1996.

                  NET LOSS PER COMMON SHARE - The Company has presented net loss per common share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Net loss per common share is based upon the weighted average number of outstanding common shares. The shares issuable upon the exercise of outstanding warrants and options have been excluded since the assumed conversion would be antidilutive due to net losses for all periods presented.

NOTE 2 -          OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT'S PLANS TO
                  OVERCOME:

                  The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since its inception, the Company has incurred substantial operating losses and expects to incur additional operating losses over the next several years. The Company does not expect to generate any revenues from operations prior to late 1998 or the first half of 1999. Since December 1993, operations have been financed primarily through the use of proceeds from the sale of convertible debt and private placements of common and preferred stock. Continuation of the Company's operations is dependent upon its ability to raise additional financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  MANAGEMENT'S PLANS - During the last four years, the Company has recruited a new management team and a core technical staff with commercialization and battery technology expertise.
                  The staff has expertise in technology, commercialization, process development, battery engineering and strategic alliance development. A modern research facility was leased and product development commenced. The Company's operating results to date are solely attributable to research and development activities and general and administrative expenses.

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

                  The Company has raised approximately $14,800,000 since inception through various sales of convertible debt and common and preferred stock. During 1996, the Company sold a then 4% equity position to a Japanese Consortium for approximately $2,400,000 and also sold 10% convertible promissory notes for $1,750,000. On September 22, 1997, the Company issued 8.5% Senior Secured Convertible Notes for $5,500,000 (see Note 7). Management's plans include expansion of its strategic alliances, which would provide capital from joint development programs, license fees or an additional equity investment. The Company also plans to raise additional capital by means of private and/or public equity or debt financings.

                  In January 1998, the Company signed a Letter of Intent to enter into an agreement with a major global notebook computer manufacturer to complete the development of a specific battery for its notebook computers. Among other things, the Company was paid $100,000 upon executing the Letter of Intent and will receive an additional $900,000 upon achieving certain milestones under the contemplated agreement.

                  There can be no assurance that the incremental capital needed to attain commercial viability of the Company's battery technology will be obtained, which the Company currently estimates at approximately $20 million (without regard to repayment of the $5,500,000 Senior Secured Convertible Notes). If the Company is unable to raise sufficient capital, it will be forced to curtail research and development expenditures which, in turn, will delay, and could prevent, the completion of the commercialization process.

NOTE 3 -          PROPERTY AND EQUIPMENT:

                  Property and equipment at December 31, 1997 is summarized as follows:

                           Laboratory equipment                                 $855,000
                           Furniture and office equipment                         93,000
                           Leasehold improvements                                 41,000
                                                                                ---------
                                                                                $989,000
                                                                                --------
                           Less:  Accumulated depreciation and amortization      567,000
                                                                                --------
                                                                                $422,000
                                                                                ========

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -          RELATED PARTY TRANSACTIONS:

                  CONSULTING AGREEMENTS - In May 1996, the Company entered into a consulting agreement with a former director to provide investment advisory services, shareholder relations and related consulting services to the Company. The agreement was for a period of one year and was automatically renewable for not more than two additional years. In addition, in consideration for past and prospective services provided to the Company by this former director's corporation, the Company issued to such corporation a warrant to purchase 1,500,000 shares of the Company's Common Stock at an exercise price of $1.54 per share. The warrant also included certain anti-dilutive provisions which as of September 22, 1997 had entitled the warrant holder to purchase approximately 2,400,000 shares of the Company's Common Stock at an exercise price of $0.96 per share.

                  In December 1997, in consideration for removing the anti-dilution provisions and reducing the term of the warrant, the Company amended the warrant to entitle the warrant holder to purchase 2,800,000 shares of the Company's Common Stock at an exercise price of $0.85 per share. In addition, the Consulting agreement was terminated upon payment of an additional $84,000 to the Consultant. Total amounts charged to operations under the agreement were $56,000 and $203,000 in 1996 and 1997.

                  COMMISSIONS - The Company paid $122,500 to a company, whose managing director is a former director of the Company, for services provided relating to the sale of $1,750,000 convertible promissory notes as described in Note 7.

NOTE 5 -          INCOME TAXES:

                  Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal temporary difference arises from the net operating loss carryforwards and results in a deferred tax asset of approximately $5,211,000 and $4,238,000 at December 31, 1997 and 1996, respectively.

                  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on its recurring net losses, lack of a commercially viable product and it being a development stage company, that a full valuation allowance is appropriate at December 31, 1997 and 1996.

                  At December 31, 1997, the Company had net operating loss carryforwards of approximately $13,000,000 expiring in the years 2004 through 2012.

                  Current tax law limits the use of net operating loss carryforwards after there has been a substantial change in ownership (as defined) during a three year period. Due to changes in ownership between 1993 and 1997, there exists substantial risk that the Company's use of net operating losses may be severely limited under the Internal Revenue Code.

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

                  In May 1996, the Company entered into a one year employment agreement with its Chief Executive Officer at an annual salary of $185,000 and other incentives, including performance bonuses and stock options. The agreement has been extended through May 8, 1998. The officer voluntarily elected to defer his compensation until October 1997 and at December 31, 1997 such deferral ($165,166) has been included in accrued salaries in the accompanying financial statements. In 1997, the Board of Directors approved the issuance of 246,623 shares of the Company's Common Stock to the officer in satisfaction of $100,000 of accrued but unpaid salary. The fair value of the shares was $125,000. Additional expense of $25,000 was recognized as a result of the transaction.

                  In July 1996, the Company entered into one year employment agreements with its President/Chief Technical Officer and its Executive Vice President of Operations/Chief Technical Officer at annual salaries of $140,000 and $130,000, respectively, plus other incentives, including performance bonuses and stock options. In May 1997, these employment agreements were extended for one year on the same terms and conditions except that no new options were granted.

                  LEGAL PROCEEDINGS - In August 1996, civil actions were commenced against the Company by a former director of the Company, and by the Company's former legal counsel. The former director's complaint seeks monetary damages amounting to approximately $4,500,000 and specific performance of registration rights of certain warrants of the Company that have not been registered and to which he claims entitlement. The Company has declared such warrants and related documents void. The complaint of the Company's former counsel alleges non-payment of legal fees for services rendered. The Company has included the unpaid legal fees in accounts payable, however, it believes these actions to be without merit and intends to vigorously defend both actions. Accordingly, the Company has filed its own lawsuit against the former counsel alleging fraud, legal malpractice and conflict of interest flowing from the fraudulent issuance of the aforementioned warrants. In addition, the complaint alleges violations of federal securities laws, the Racketeering Influenced and Corrupt Organization Act ("RICO") and fiduciary duties owed by counsel to the Company. The complaint also includes similar allegations against the former director, flowing from the fraudulent issuance of warrants to him. Management cannot predict the outcome of these actions at the present time. As such, except for the amounts included in accounts payable, no adjustment to the accompanying financial statements has been made.

                  The Company is a defendant in one other pending litigation matter, the outcome of which management does not believe will have a materially adverse effect on the Company's financial position or results of operations.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -          STOCKHOLDERS' EQUITY:

                  REVERSE STOCK SPLIT - In January 1996, the Company's existing Class A and Class B common stock was combined into a single new class of common stock. In addition, each outstanding share of Series B and Series C Convertible Preferred Stock was automatically converted into one share of newly issued Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, respectively. Such conversions have been reflected in the accompanying consolidated financial statements as if they had occurred on December 31, 1995.

                  In connection with the share conversions noted in the preceding paragraph, the Company's Board of Directors and stockholders approved a one-for-thirty reverse stock split of the Company's Common Stock. Common Stock share and per share amounts have been retroactively restated for all periods presented.

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

                  The preferred stock may be entitled to such dividends, redemption rights, liquidation rights, conversion rights and voting rights as the Board of Directors, in its discretion, may determine, in a resolution or resolutions providing for the issuance of any such stock. Rights granted by the Board of Directors may be superior to those of existing shareholders, (including the right to elect a controlling number of directors as a class). Preferred stock can be issued without the vote of the holders of Common Stock. No shares of preferred stock are outstanding at December 31, 1997.

                  TECHNOLOGY DEVELOPMENT AGREEMENT - In March 1996, the Company entered into a Technology Development Agreement and Stock Purchase Agreement (the "Agreement") with a Consortium consisting of two Japanese companies (the "Consortium"), based on the Company's proprietary lithium-polymer rechargeable battery technology. For 631,637 shares of the Company's Common Stock (representing a then 4% equity position in the Company), the Consortium paid $2,400,000. In addition, $1,800,000 of convertible promissory notes and related accrued interest were converted into approximately 7,000,000 shares of the Company's common stock in connection with the Agreement.

                  CONVERTIBLE NOTES - In October 1996, the Company issued $1.75 million principal amount convertible notes (the "Convertible Notes") to two purchasers (the "Convertible Note Purchasers"). The notes bore interest at 10% and were convertible into Common Stock of the Company at the option of the Convertible Note Purchasers in the event of default by the Company. In connection with the issuance of the Convertible Notes, the Company issued 267,176 shares of Common Stock to the Convertible Note Purchasers. As fees to a placement agent, the Company paid $122,500, issued 66,794 shares of Common Stock, and issued warrants to purchase 87,500 shares of Common Stock at an exercise price of $1.31. The total fair value of the shares and warrants issued to the Convertible Note Purchasers and the placement fee consideration was $560,000, which was capitalized as debt issue costs.

                  Under the terms of the Convertible Note Agreements, additional interest was payable by the Company in the form of shares of common stock. Total shares issued for interest were 127,941 in 1996 and 492,843 from January to March 1997. The fair value of the common stock charged to interest expense was $87,500 in 1996 and $580,000 in 1997.

                  The Company did not repay the $1.75 million principal of the Convertible Notes on the March 24, 1997 maturity date and, accordingly, pursuant to the terms of the Convertible Note Agreements, the Company placed in escrow an additional 6,201,550 shares of the Company's Common Stock (the "Escrowed Shares"). Based on the terms of an amended agreement with Convertible Note Purchasers, on September 22, 1997, the Company paid $100,000 to the Convertible Note Purchasers to reduce the principal amount of the Convertible Notes. During September 1997 through November 1997, the Convertible Note Purchasers sold 2,163,158 Escrowed Shares which further reduced the principal amount of the Convertible Notes by $1,650,000. In addition, 32,350 Escrowed Shares were issued to the Convertible Note Purchasers to satisfy interest accrued subsequent to March 1997. Of the remaining Escrowed Shares, 12.5% or 473,160 Escrowed Shares were issued to the Convertible Note Purchasers and 87.5% or 3,532,882 Escrowed Shares were returned to the Company and subsequently retired. The fair value of the 473,160 additional shares issued of $596,000 was charged to interest expense.

                  BRIDGE FINANCING - In July and August 1997, the Company obtained bridge financing for an aggregate $500,000 by issuing convertible notes to five lenders and an aggregate of 100,000 warrants to these lenders. The terms of this bridge financing, as amended, included, among other things, interest of 8% on the bridge notes, maturity of the bridge notes on September 30, 1997, the convertibility of the bridge notes into the Company's Common Stock at $.28 per share, and an exercise price of $.14 per share for the bridge lenders' warrants. On September 22, 1997, these convertible notes were repaid from proceeds of the sale of $5.5 million of the Company's Senior Secured Convertible Notes. In November 1997, warrants to purchase 100,000 shares of the Company's Common Stock were exercised by the bridge lenders at an exercise price of $.14 per share. The fair value of the warrants of $66,000 was recorded as debt issue costs and charged to interest expense.

                  SENIOR SECURED CONVERTIBLE NOTES DUE JULY 1, 2002 - On September 22, 1997, the Company entered into a Senior Secured Convertible Note Purchase Agreement (the "Note Purchase Agreement") with Lithium Link LLC (the "Lender") for the sale of $5.5 million of the Company's Senior Secured Convertible Notes (the "Notes"). The proceeds of the sale of the Notes will be disbursed to the Company from the escrow account bi-monthly over a six month period in amounts varying between $550,000 and $1,630,000 based on a pre-determined disbursement schedule. The Company is entitled to the interest earned on the escrowed funds. The bi-monthly fundings are subject to the Company's satisfaction of certain conditions subsequent set forth in the Note
                  Purchase Agreement, none of which relate to operating or financial milestones. The Company has received from the escrow account $2.17 million of the $5.5 million funding as of December 31, 1997 in accordance with the terms of the Note Purchase Agreement. Interest accrues at 8.5% and is payable annually, at the Company's election in cash or the Company's Common Stock. The principal of the Notes is payable on or before July 1, 2002. The Notes are convertible into the Company's Common Stock at a conversion price of $.28 per share. The Company has recorded the intrinsic value of the beneficial conversion feature of the Senior Secured Convertible Notes as a charge to interest expense at its then fair value of $9,821,000. The holders of the Notes will have two demand registration rights and "piggyback" registration rights, subject to conditions set forth in the Note Purchase Agreement.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  In connection with the sale of the Notes, the Company entered into a Consulting Agreement with Interlink Management Corporation ("IMC") whereby IMC will be paid $5,000 per month for one year, with the Company having an option to renew the Consulting Agreement for another one year term. IMC was also paid $150,000 and granted a warrant to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.40 per share. The estimated fair value of the warrants of $334,000 and the fee paid were capitalized as debt issue costs. IMC will provide consulting services in connection with strategic planning and the identification of prospective strategic alliance partners with respect to the manufacture and distribution of the Company's lithium-ion polymer rechargeable battery products.

                  Total debt issue costs incurred in 1997 were $677,000, including $277,000 paid in cash, $66,000 of warrants issued to the bridge lenders (see Note 7) and $334,000 of warrants issued to IMC.

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

                  ACCOUNTS PAYABLE - In December 1997, the Company issued 399,652 shares of its Common Stock in settlement of accounts payable of $200,000. The fair value of the shares was $250,000. Additional expense of $50,000 was recognized as a result of the transaction.

                  STOCK INCENTIVE PLAN - The Company's Board of Directors adopted the 1994 Stock Incentive Plan (the "1994 Stock Plan") in February 1994. The 1994 Stock Plan shall terminate ten years after its initial effective date, unless terminated earlier by the Board of Directors. A total of 2,666,667 shares of common stock shall be reserved and available for grants. On December 2, 1997, shares of common stock available for grant was increased to 5,333,334 subject to shareholder ratification. Stock options permitting the holder to purchase a specified number of shares of common stock will be granted at an exercise price not less than 100% of the fair value of such stock on the date of grant. The stock options may be in the form of an incentive stock option or a non-qualified stock option. Options granted generally vest 25% upon grant and 25% upon each anniversary of the grant date. Options granted will be cancelled immediately upon termination of the grantee's employment or association with the Company, except in certain situations such as retirement, death or disability.

                  In June, 1997, the Board of Directors approved the exchange of options held by each employee (including executive officers) under the Company's Stock Plan for new options. The new options provide for an exercise price of $0.58 per share, the then estimated fair market value of the common stock. The Board of Directors determined such change to be appropriate in order to sustain the incentivization of all of its employees. Such new options vest according to the same schedule as the original options. As a result of this stock options repricing, the company cancelled a total of 1,529,357 stock options and granted the same number of new stock options at the aforementioned $0.58 exercise price per share.

                  DIRECTORS STOCK OPTION PLAN - In August 1995, the Board of Directors adopted the Directors Stock Option Plan (the "Directors Plan"). The Directors Plan shall terminate ten years after its initial effective date, unless terminated earlier by the Board of Directors. A total of 333,333 shares of the Company's common stock shall be reserved and available for grant. Stock options permitting the holder to purchase a specified number of shares of common stock will be granted at an exercise price equaling the then fair market value of the common stock on the date of grant. Options granted generally vest 25% upon each anniversary of the grant date. Upon the termination of a participant's association with the Company, options granted will remain exercisable for a period of three months or until the stated expiration of the stock option, if earlier.

                  In February 1996, stock options which had previously been granted to then directors of the Company were cancelled and new options were reissued at $.90 per option, the fair market value of the Common Stock as of the effective date pursuant to the terms and conditions of the Directors Plan. The stock options were repriced in order to sustain the incentivization of the directors since the stock options held by the directors had exercise prices well in excess of the then market price of the Company's common stock. As a result of this stock option repricing, the Company cancelled a total of 106,672 stock options and granted the same number of new stock options at the aforementioned exercise price of $.90 per share.

                  Options under the 1994 Stock Plan and Directors Plan as of December 31 are summarized as follows:


                                                  1997                           1996
                                                  ----                           ----
                                                       Weighted                        Weighted
                                                        Average                        Average
                                         Options      Exercise Price   Options     Exercise Price
Outstanding, beginning of year          1,851,000        $1.35        1,207,000        $0.83
Granted                                 2,640,000        $0.74          987,000        $1.77
Exercised                                                              (193,000)       $0.50
Cancelled                              (1,582,000)       $1.50         (150,000)       $0.90
                                       ----------        -----       ----------        -----
Outstanding, end of year                2,909,000        $0.73        1,851,000        $1.35
                                       ----------                    ----------
Options exercisable, end of year        1,695,000        $0.64        1,185,000        $1.44
                                       ----------        -----       ----------        -----

The following table summarizes information about stock options outstanding at December 31, 1997:

                                                                        Weighted
                                                    Weighted             Average                              Weighted
                                                     Average           Remaining                               Average
Range of                         Options            Exercise           Contractual          Options           Exercise
Exercise Prices               outstanding             Price               Life            Exercisable           Price
---------------               ------------           -------            --------          -----------           -----
$.50 - $.58                     1,836,000            $  0.57             8 years           1,414,000            $.57
$.90 - $1.00                    1,073,000            $  1.00            10 years             281,000            $.99
                                ---------                                                  ---------
                                2,909,000                                                  1,695,000

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  The per share weighted-average fair value of stock options granted during 1997 and 1996 was $.62 and $.84 on the date of grant. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had the compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's pro forma net loss for the years ended December 31, 1997 and 1996 would have been $14,550,000 ($.81 per share)
                  and $6,041,000 ($.43 per share), respectively.

                  The fair value of options granted under the Company's stock option plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: 1997 - no dividend yield, expected volatility of 114%, risk-free interest rate of 5.5% and expected life of 5 years; 1996 - no dividend yield, expected volatility of 113%, risk-free interest rate of 6.0% and expected life of 5 years.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

WARRANTS -

Warrants are summarized as follows:


                                                                      December 31
                                      -------------------------------------------------------------------------------
                                                   1997                                         1996
                                                   ----                                         ----
                                                            Weighted                                     Weighted
                                                        Average Exercise                             Average Exercise
                                      Warrants                Price                Warrants                Price
                                      --------                -----                --------                -----
Outstanding, beginning               2,360,000                $1.52
of year
Granted                              2,330,000                $0.85                2,556,000               $1.44

Exercised                            (100,000)                $0.14                (196,000)               $0.51
Expired
                                     ---------                -----                ---------               -----
Outstanding, end of year             4,590,000                $0.93                2,360,000               $1.52
                                     ---------                -----                ---------               -----

Exercisable, end of year             3,233,000                $0.86                1,073,000               $1.26
                                     ---------                -----                ---------               -----


The following table summarizes information about warrants outstanding at December 31, 1997:


                                              Weighted           Weighted Average                            Weighted
Range of                  Warrants             Average              Remaining             Warrants           Average
Exercise Prices          Outstanding       Exercise Price        Contractual Life       Exercisable       Exercise Price
---------------          -----------       --------------        ----------------       -----------       --------------
$ .40 - $ .85            3,984,000              $0.76                3 years             2,884,000            $0.72
$1.00 - $1.54              399,000              $1.19                4 years               249,000            $1.30
$3.20 - $4.50              207,000              $3.73                5 years               100,000            $3.60
                          --------                                                        --------
                          4,590,000                                                      3,233,000

                  During 1996 and 1997, the Company issued warrants in exchange for consulting services, in settlement of litigation and in connection with the sale of convertible debt securities. The Company accounts for warrants issued to nonemployees based on the estimated fair market value of the services received or the equity instruments issued, whichever is more reliably measurable. The fair value of warrants related to the sale of debt securities are capitalized as debt issue costs and amortized over the term of the debt using the straight-line method. The fair value of warrants related to services received are expensed as the warrants become exercisable. For warrants issued in 1996, the Company recorded $175,000 in consulting expense and $68,000 as expense for the settlement of litigation. For warrants issued in 1997, the Company capitalized $400,000 in debt issue costs and recorded expense of $88,000 for consulting services received.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  In December 1997, in consideration for removing certain anti-dilution provisions and decreasing the term of the warrants from ten years to five years, two consultants who held warrants to purchase an aggregate of 2,640,000 shares of the Company's Common Stock at a weighted average exercise price of $1.02 per share, received amended warrants to purchase a total of 3,080,000 shares of the Company's common stock at an exercise price of $.85 per share. Because the estimated fair value of the existing warrants was in excess of the estimated fair value of the amended warrants at the transaction date, no additional compensation was recorded.


NOTE 8            RESTATEMENT

                  Subsequent to the issuance of the 1996 financial statements, management determined that the accounting treatment of the convertible notes issued in 1994 and 1995 did not reflect the intrinsic value of the beneficial conversion feature of those notes. As a result, the financial statements for year ended December 31, 1996 and for the period from July 21, 1989 (date of inception) to December 31, 1996, and for the years ended December 31, 1994 and 1995 (not presented herein) have been restated from amounts previously reported to reflect the appropriate accounting treatment for the beneficial conversion features. The effect of the restatement is to record the discount as interest expense for each period with an offsetting credit to additional paid-in capital. The restatement had no impact on total stockholders' equity or total assets.

                  The impact of the restatement on the Company's financial statements is summarized as follows:

                                                                   As Previously
                                                                     Reported           As Restated
                  Net loss:

                     Year ended December 31, 1994                  $ (2,133,000)       $ (3,776,000)
                                                                   =============       =============

                     Year ended December 31, 1995                  $ (2,472,000)       $ (8,849,000)
                                                                   =============       =============

                     For the period July 21, 1989 (date of
                        inception) through December 31, 1995       $ (6,473,000)       $(14,493,000)
                                                                   =============       =============
                  Net loss per share:

                     Year ended December 31, 1994                  $      (0.36)       $      (0.63)
                                                                   =============       =============

                     Year ended December 31, 1995                  $      (0.36)       $      (1.28)
                                                                   =============       =============

                  Additional paid-in capital:

                     As of December 31, 1994                       $ 10,220,000        $ 11,863,000
                                                                   ============        ============

                     As of December 31, 1995                       $ 11,471,000        $ 19,491,000
                                                                   ============        ============