Form 10QSB
period 1998-03-31
LITHIUM TECHNOLOGY CORP
filed 1998-05-15
CIK 804154

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 1998:
21,016,361 shares of Common Stock

         Transitional Small Business Disclosure Format (check one):

Yes         No  X
    ---        ---

                 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                                  FORM 10-QSB
                     FOR THE QUARTER ENDED MARCH 31, 1998

                                     INDEX



                                                                                     PAGE
                                  PART 1 - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED)

                 Consolidated Balance Sheets - March 31, 1998 and December
                       31, 1997                                                         3

                 Consolidated Statements of Operations - Three Months Ended
                       March 31, 1998 and 1997, and Period From July 21,
                       1989 (Date of Inception) to March 31, 1998                       4

                 Consolidated Statements of Cash Flows - Three Months Ended
                       March 31, 1998 and 1997, and Period from July 21,
                       1989 (Date of Inception) to March 31, 1998                       5

                 Notes to Consolidated Financial Statements - March 31,               6-9
                       1998

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                          10-12


                                  PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS                                                     13

ITEM 2.          CHANGES IN SECURITIES                                                 13

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES                                       13

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   13

ITEM 5.          OTHER INFORMATION                                                     13

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K                                      13

                         PART I - FINANCIAL INFORMATION


                 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)
                          CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                                                                         March 31,         December 31,
                                                                                           1998               1997
                                                                                       ------------        -----------
                                     ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                                       $  931,000         $  506,000
         Cash held in escrow                                                              2,180,000          3,330,000
         Other current assets                                                                 9,000             15,000
                                                                                         ----------         ----------
                  Total Current Assets                                                    3,120,000         $3,851,000
                                                                                         ----------         ----------
PROPERTY AND EQUIPMENT, LESS ACCUMULATED
         DEPRECIATION OF $617,000 AND $567,000                                              533,000            422,000

OTHER ASSETS:
         Debt issue costs, less accumulated amortization of $75,000 and $39,000             603,000            638,000
         Security and equipment deposits                                                     20,000             49,000
                                                                                        -----------        -----------
                                                                                            623,000            687,000
                                                                                        -----------        -----------
                                                                                         $4,276,000         $4,960,000
                                                                                        ===========        ===========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
         Accounts payable                                                                $  498,000         $  390,000
         Accrued salaries                                                                   165,000            181,000
         Other accrued expenses                                                             278,000            308,000
         Customer deposits                                                                  100,000
                                                                                        -----------        -----------
                  Total Current liabilities                                              $1,041,000         $  879,000
                                                                                        -----------        -----------
LONG-TERM LIABILITIES:
         Senior Secured Convertible Notes, due July 1, 2002                               5,500,000          5,500,000
                                                                                        -----------        -----------

                  Total liabilities                                                       6,541,000          6,379,000
                                                                                        -----------        -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
         Common stock, par value $.01 per share:
                  Authorized - 50,000,000 shares
                  Issued and outstanding - 21,016,361 shares                                210,000            210,000
         Additional paid-in capital                                                      38,277,000         38,277,000
         Accumulated deficit                                                             (6,865,000)        (6,865,000)
         Deficit accumulated during development stage                                   (33,887,000)       (33,041,000)
                                                                                       ------------       ------------
                  Total Stockholders' Deficiency                                         (2,265,000)        (1,419,000)
                                                                                       ------------       ------------
                                                                                         $4,276,000)        $4,960,000
                                                                                       ============       ============

See accompanying notes to consolidated financial statements

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                           Period From
                                                                                                          July 21, 1989
                                                                                                            (Date of
                                                                  Three Months Ended                       Inception) to
                                                                          March 31,                          March 31,
                                                                 1998                 1997                     1998
                                                              ----------           ----------          ---------------
                                                              (unaudited)          (unaudited)          (As Restated -
                                                                                                          see Note 7)
                                                                                                          (unaudited)
COSTS AND EXPENSES:
         Engineering, research and development               $     335,000         $   344,000            $   5,447,000
         General and administrative                                440,000             571,000                9,053,000
         Interest expense, net of interest income
           of $44,000 (1998) and $12,000 (1997)                     71,000             447,000                1,546,000
         Interest expense related to beneficial
           conversion feature                                        --                  --                  17,841,000
                                                             -------------         -----------            -------------
                                                                   846,000           1,362,000               33,887,000
                                                             -------------         -----------            -------------
NET LOSS                                                      $   (846,000)        $(1,362,000)            $(33,887,000)
                                                             -------------         -----------            -------------
WEIGHTED AVERAGE NUMBER OF
         COMMON SHARES OUTSTANDING                              21,016,000          17,377,000
                                                             =============         ===========
BASIC AND DILUTED NET LOSS PER SHARE                         $        (.04)        $      (.08)
                                                             =============         ===========


See accompanying notes to consolidated financial statements

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                      Period From
                                                                         Three Months Ended         July 21, 1989
                                                                           March 31,                   (Date of
                                                                          ------------              Inception) to
                                                                   1998                1997           March 31, 1998
                                                                ----------          -----------     -----------------
                                                                (unaudited)         (unaudited)      (As Restated,
                                                                                                      see Note 7)
                                                                                                      (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                             $   (846,000)       $(1,362,000)       $(33,887,000)
         Adjustments to reconcile net loss to net
         cash flows from operating activities:
           Interest expense relating to the beneficial
             conversion feature of the Senior
             Secured Convertible Note                                 --                 --            17,841,000
           Depreciation                                             50,000             41,000             617,000
           Amortization of debt issue costs                         35,000            142,000             955,000
           Common stock issued in lieu of interest                    --              455,000           1,288,000
           Fair value of warrants and option granted
             for services rendered                                    --                 --               205,000
           Common stock issued for services
               provided                                               --                 --               206,000
           Expenses paid by shareholder of behalf
             of Company                                               --                 --                79,000
           Changes in operating assets and liabilities:
             Prepaid expenses and other current assets               6,000             10,000              (4,000)
             Security deposits                                      29,000               --               (20,000)
             Accounts payable, accrued expenses and
               customer deposits                                   162,000           (102,000)          2,150,000
             Due to related parties                                   --                 --              (118,000)
                                                              ------------        -----------        ------------
                  Net cash used in
                    operating activities                          (564,000)          (816,000)        (10,684,000)
                                                              ------------        -----------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                      (161,000)              --              (900,000)
         Restricted cash                                              --               65,000                --
         Other                                                        --                 --                94,000
                                                              ------------        -----------        ------------
                  Net cash provided by (used in)
                    investing activities                          (161,000)            65,000            (806,000)
                                                              ------------        -----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net advance repayable only out of                            --                 --               471,000
           proceeds of public offering
         Proceeds received upon issuance of                           --                 --             3,239,000
           common stock
         Proceeds received from issuance of                           --                 --               100,000
           preferred stock, net of related costs
         Proceeds received upon exercise of options                   --                 --               583,000
           and warrants, net of costs
         Net advances by former principal
           stockholder                                                --                 --               321,000
         Proceeds from sale of convertible debt                  1,150,000               --             8,694,000
         Debt issue costs                                             --                 -               (887,000)
         Repayment of convertible debt                                --                 --              (100,000)
                                                              ------------        -----------        ------------
               Net cash provided by
               financing activities                              1,150,000               --            12,421,000
                                                              ------------        -----------        ------------

NET CHANGE IN CASH AND CASH                                        425,000           (751,000)            931,000
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD                                                          506,000          1,388,000                --
                                                              ------------        -----------        ------------

CASH AND CASH EQUIVALENTS, END OF
PERIOD                                                        $    931,000        $   637,000        $    931,000
                                                              ============        ===========        ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Contribution to capital by former principal                 $      --           $      --          $  3,659,000
    stockholder
  Related party debt exchanged for convertible debt           $      --           $      --          $    321,000
  Exchange of indebtedness to former principal                $      --           $      --          $    445,000
    stockholder for common stock
  Issuance of common stock for services and accrued           $      --           $      --          $    352,000
    salaries
  Exchange of equipment and accrued rent for                  $      --           $      --          $    271,000
    common stock
  Subordinated notes and related accrued interest             $      --           $      --          $  3,300,000
    exchanged for Series A preferred stock
  Exchange of convertible debt for convertible                $      --           $      --          $    356,000
    preferred stock

Conversion of convertible debt and accrued interest           $      --           $      --          $  4,776,000
  into common stock, net of unamortized debt
  discount
Exchange of advances repayable only out of                    $      --           $      --          $    471,000
  proceeds of public offering for common stock
Deferred offering costs on warrants exercised                 $      --           $      --          $     88,000
Issuance of warrants in settlement of litigation for
  debt issue costs and for services rendered                  $      --           $      --          $    364,000
Common stock issued for costs related to 10%                  $      --           $      --          $    525,000
  promissory notes

See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                MARCH 31, 1998

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1997. Operating results for the three month period ended March 31, 1998 is not necessarily indicative of the results that may be expected for the year ended December 31, 1998 or any interim period.

         Effective January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). During the periods presented, the Company had no changes in equity from transactions or other events and circumstances from non-owner sources. Accordingly, a statement of comprehensive income has not been provided as comprehensive loss equals net loss for all periods presented.

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

         The Company has generated no revenues and has no commercial operations to date. The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next several years. The Company does not expect to generate any sales in large volume commercial quantities in the near term.

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

         Management's operating plan seeks to minimize the Company's capital requirements, but commercialization of the Company's battery technology will require substantial amounts of additional capital. The Company expects that research and development expenses will increase significantly as it continues to advance its battery technology and develops products for commercial applications. The Company's working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of the Company's research and development program, the levels and resources that the Company devotes to the development of manufacturing and marketing capabilities, technological advances, the status of competitors and the ability of the Company to establish collaborative arrangements with other companies to provide research and development funding to the Company and to manufacture and market the Company's products.

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

         In January 1998, the Company signed a Letter of Intent to enter into an agreement with a major global notebook computer manufacturer to complete the development of a specific battery for its notebook computers. Among other things, the Company was paid $100,000 upon executing the Letter of Intent and will receive an additional $900,000 upon achieving certain milestones under the contemplated agreement. (See Note 8).

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

4.       PROPERTY AND EQUIPMENT ARE SUMMARIZED AS FOLLOWS:

                                                   MARCH 31,      DECEMBER 31,
                                                    1998             1997
                                                    ----             ----
         Laboratory equipment                   $1,014,000         $ 855,000
         Furniture and office equipment             94,000            93,000
         Leasehold improvements                     42,000            41,000
                                                ----------         ---------
                                                 1,150,000           989,000
         Less: Accumulated depreciation
                 and amortization                  617,000           567,000
                                                ----------         ---------
                                                $  533,000         $ 422,000
                                                ==========         =========

5.       COMMITMENTS AND CONTINGENCIES

         LEGAL PROCEEDINGS - In August 1996, civil actions were commenced against the Company by a former director of the Company, and by the Company's former legal counsel. The former director's complaint sought monetary damages amounting to approximately $4,500,000 and specific performance of registration rights of certain warrants of the Company that have not been registered and to which he claims entitlement. The Company has declared such warrants and related documents void. The complaint of the Company's former counsel alleges non-payment of legal fees for services rendered. The Company included the unpaid legal fees in accounts payable, however, it believed these actions to be without merit. Accordingly, the Company filed its own lawsuit against the former counsel as well as the former director. Subsequent to March 31, 1998, the Company reached agreements to settle the law suits noted above. See Note 8.

6.       STOCK OPTIONS

         Options under the 1994 Stock Plan and Directors Plan as of March 31, 1998 are summarized as follows:

                                                       Weighted
                                                        Average
                                        Options       Exercise Price
Outstanding, beginning of period       2,909,000         $ 0.73
Granted                                     --              --
Exercised                                   --              --
Enrolled                                    --              --
Cancelled                                   --              --

                                      ----------         ------
Outstanding, end of period             2,909,000         $ 0.73
                                      ----------         ------

Options exercisable, end of period     2,060,000         $ 0.63
                                      ----------         ------

7.       RESTATEMENT

         Subsequent to the issuance of the March 31, 1997 financial statements on Form 10-Q, management determined that the accounting treatment of the convertible notes issued in 1994 and 1995 did not reflect the intrinsic value of the beneficial conversion feature of those notes. As a result, the financial statements for the period from July 21, 1989 (date of inception) to March 31, 1997, and for the years ended
         December 31, 1994 and December 31, 1995 have been restated from amounts previously reported to reflect the appropriate accounting treatment for the beneficial conversion features. The effect of the restatement is to record the discount as interest expense for each period with an offsetting credit to additional paid-in capital. The restatement had no impact on total stockholders' equity or total assets.

         The impact of the restatement on the Company's financial statements is summarized below:

                                                              As Previously
                                                                 Reported        As Restated
         Net loss:
           For the period July 21, 1989 (date of inception)
             through March 31, 1997                            $12,219,000       $20,239,000
                                                               ===========       ===========


8.       SUBSEQUENT EVENTS

         In May 1998, the Company reached agreements to settle the law suits described in Note 5 pursuant to which the Company will issue 125,000 shares of its common stock, will receive a cash settlement payment, and will eliminate an accrued liability, the net effect of which will be cash proceeds to the Company of approximately $505,000. The parties have entered into definitive settlement documentation and stipulations of dismissal with prejudice as of the filing of the Company's Report on Form 10-QSB for the quarter ended March 31, 1998.

         In May 1998, the Company entered into a technology development agreement with a globally prominent personal computer (PC) manufacturer for the Company to provide its proprietary rechargeable lithium-ion polymer batteries for an advanced notebook application. Under the terms of the agreement, the PC manufacturer will invest $1,000,000 in the Company for equity and other considerations. Of this amount, $100,000 has already been advanced to the Company and $900,000 is scheduled for funding in two tranches based upon technology-related milestones.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Subsequent to the issuance of the March 31, 1997 financial statements on Form 10-QSB, management determined that the accounting treatment of the convertible notes issued in 1994 and 1995 did not reflect the intrinsic value of the beneficial conversion feature of those notes. As a result, the financial statements for the period from July 21, 1989 (date of inception) to March 31, 1997, and for the years ended December 31, 1994 and 1995 have been restated from amounts previously reported to reflect the appropriate accounting treatment for the beneficial conversion features. The effect of the restatement is to record the discount as interest expense for each period with an offsetting credit to additional paid-in capital. The restatement had no impact on total stockholders' equity or total assets.

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

At March 31, 1998, the Company had cash of $3,111,000 (including cash equivalents and cash held in escrow), fixed assets of $533,000 and other assets of $623,000. The Company's total liabilities were $6,541,000 consisting of accounts payable, accrued salaries, accrued expenses and customer deposits in the amount of $1,041,000 and the 1997 Notes due July 1, 2002 in the amount of $5,500,000. The Company had net working capital of $2,079,000 on March 31, 1998.

The Company's net working capital was decreased by approximately $893,000 from December 31, 1997 to March 31, 1998. The Company's cash, cash equivalents and cash held in escrow decreased by approximately $725,000 from December 31, 1997 to March 31, 1998. The decrease in net working capital and in cash and cash equivalents (including cash held in escrow) is attributable primarily to operating expenses and capital expenditures as discussed below in "Results in Operations".

The Company's stockholders deficiency was $2,265,000 at March 31, 1998, after giving effect to an accumulated deficit of $40,752,000 which consisted of $33,887,000 accumulated deficit during the development stage from July 21, 1989 through March 31, 1998 and $6,865,000 accumulated deficit from prior periods. The Company expects to incur substantial operating losses as it continues its commercialization efforts.

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

The Company believes that as of March 31, 1998, it has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately June 1999 other than financing for the development of manufacturing capacity, including the obtaining of additional financing of approximately $2.7 million for approximately $3.5 million in equipment expenditures that is currently estimated to be required in 1998 to achieve sustained production levels, based on the Company's current strategies and subject to the uncertainties discussed in this report. The Company does not currently have sufficient cash to achieve all its development and production objectives, including the 1998 installation of the pilot manufacturing line and repayment of long-term liabilities. Continuation of the Company's operations is dependent upon its ability to raise additional financing. In order to raise sufficient capital for its future growth and repayment of the 1997 Notes, the Company will be required to sell additional debt or equity securities.

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

RESULTS OF OPERATIONS

The Company had no revenues for the three months ended March 31, 1998 and 1997. Engineering, research and development expenses were $335,000 for the three months ended March 31, 1998 compared to $344,000 in 1997. The decrease of $9,000 results from decreased contract research activities and increased lab supplies and salaries as the Company continues to accelerate its commercialization efforts.

General and administrative expenses were $440,000 for the three months ended March 31, 1998 compared to $571,000 in 1997. The decrease of $131,000 was due to decreased legal costs and decreased amortization of debt issue costs offset by increased consulting expenses.

Interest expense decreased to $71,000 (net of interest income of $44,000) for the three months ended March 31, 1998 compared to $447,000 (net of interest income of $12,000) in 1997. The decrease in interest expense for the comparable periods is attributable to the Company's convertible term notes and the issuance of certain additional shares in connection with the Company's exercise if its right to extend the maturity date for repayment of its then outstanding Convertible Notes.

PLAN OF OPERATIONS FOR THE COMPANY

The Company's strategy is to commercialize a new generation of solid state lithium-ion polymer and lithium metal polymer batteries based on fifteen years research and development and a strong patent portfolio covering both the battery construction and manufacturing process unique to the battery industry. The proprietary technology uses high performance fibers in composite battery structures and low-cost web coating/handling methods for manufacturing. This technology encompasses lithium-ion polymer batteries (market entry in 1998) and lithium alloy polymer batteries (market entry in three to five years). The Company's target market is mobile communications and computing applications which showcase the Company's thin, flat lightweight form factor and long run-times. The Company's long term objectives include the development and/or licensing of battery technology for a variety of other applications including microelectronics, electric vehicles, aerospace and defense and solar cells. There can be no assurance, however, that the Company will be able to achieve the technological breakthroughs that will be necessary in order to ultimately achieve commercialization and/or obtain financings or generate revenues in order to sustain the Company's on-going research and development phase or to undertake the design and construction of the Company's Demonstration Manufacturing Facility (DMF) and its equipment augmentation, and other manufacturing-related facilities including commercial production at the Company's Plymouth Meeting Manufacturing Plant (PMMP) and commercial production at the Company's proposed Taiwan Manufacturing Plant (TMP).

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

During March 1996, a continuous flow coating/laminating line -- referred to previously in this "Plan of Operation" as the Demonstration Manufacturing Facility ("DMF") -- was installed by the Company. This line has been used to further define the Company's manufacturing technology, to sharpen manufacturing cost estimates, and then serve as the initial production facility for battery cells which will be manually assembled into battery packs for Original Equipment Manufacturer ("OEM") customers. Thereafter, based on design data obtained from the DMF, the Company must successfully augment the DMF equipment to construct a manufacturing line (Plymouth Meeting Manufacturing Plant -- PMMP) reflecting the cost, quality, reliability, and performance required for the various target market applications. It is anticipated that the PMMP will cost approximately $3.5 million to construct in the 1998-99 time frame. The PMMP will be located within the Company's existing facility in Plymouth Meeting, Pennsylvania.
During the next twelve months after the date of this report, the Company expects to incur expenses of approximately $3.5 million for the purchase of equipment and services at the PMMP based on the Company's current strategies and subject to the uncertainties discussed in this report and the availability of capital. The Company intends to finance the overall estimated $20 million total capital equipment and operating expense required to bring the Company to the initial commercial production stage at approximately the end of 1998 by means of private and/or public equity or debt financings.

The Company does not currently have sufficient cash to achieve all its development and production objectives, including the 1998 installation of the pilot manufacturing line and repayment of long term liabilities if not converted to equity and $2.7 million for equipment purchases. As noted above (See "Liquidity, Capital Resources, and Financial Condition") the Company believes that as of March 31, 1998 it has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately June 1999 based on the Company's current strategies and subject to the uncertainties discussed in this report. In order to raise sufficient capital for its future growth, and repayment of long term liabilities if not converted to equity, the Company will be required to sell additional debt or equity securities. Such new capital is planned to be sought from several sources, including strategic partners, although the Company has no commitments for new capital as of the date of this report. The Company is also seeking to raise additional capital for its activities beyond 1997, which may result in further dilution to the Company's existing stockholders. The Company will seek to expand its strategic alliances which would provide capital from joint development programs, license fees or an additional equity investment. Discussions are continuing with companies in Japan, Korea, Taiwan, Europe and the United States. However, there can be no assurances that additional capital will be available to the Company on a timely basis or on acceptable terms. In addition, there can be no assurance that the Company will be able to meet the technological objectives and/or satisfy the capital requirements that the Company believes are necessary to convert battery technology into successful commercial products. There can be no assurance that the Company's products will generate any revenues, will not encounter technical problems when used, will be successfully marketed, will be produced at a competitive cost, or will achieve customer acceptance or, if commercial products are developed and revenues produced, that the Company will be profitable. The likelihood of the success of the Company must be weighed against the problems, expenses, difficulties, complications and delays frequently encountered in developing and marketing a new product.


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

                                    PART II
                               OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

In May 1998, the Company reached agreements to settle the law suits described in Note 5 above and in the Company's previous reports since June 30, 1996 on Form 10-QSB and Form 10-KSB, pursuant to which the Company will issue 125,000 shares of its common stock, will receive a cash settlement payment, and will eliminate an accrued liability, the net effect of which will be cash proceeds to the Company of approximately $505,000. The parties have entered into definitive settlement documentation and stipulations of dismissal with prejudice as of the filing of the Company's Report on Form 10-QSB for the quarter ended March 31, 1998.

ITEM 2.          CHANGES IN SECURITIES

                                  None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

                                  None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                  None.

ITEM 5.          OTHER INFORMATION

                                  None.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                      a)   Exhibits

                           None.

                      b)   Form 8-K Reports during the Quarter Ended
                           March 31, 1998

                           None.


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


May 15, 1998