Form 10QSB
period 1998-06-30
LITHIUM TECHNOLOGY CORP
filed 1998-08-14
CIK 804154

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 1998:
21,239,694 shares of Common Stock

         Transitional Small Business Disclosure Format (check one):

Yes         No  X
    ---        ---

                 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                                  FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 1998

                                     INDEX



                                                                                     PAGE
                                  PART 1 - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED)

                 Consolidated Balance Sheets - June 30, 1998 and December
                       31, 1997                                                      3

                 Consolidated Statements of Operations - Six Months Ended
                       June 30, 1998 and 1997, and Period From July 21,
                       1989 (Date of Inception) to June 30, 1998                     4

                 Consolidated Statements of Cash Flows - Six Months Ended
                       June 30, 1998 and 1997, and Period from July 21,
                       1989 (Date of Inception) to June 30, 1998                     6

                 Notes to Consolidated Financial Statements - June 30,
                       1998                                                          7

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                          13


                                  PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS                                                  20

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS                          20

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES                                    20

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                20

ITEM 5.          OTHER INFORMATION                                                  20

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K                                   20

                         PART I - FINANCIAL INFORMATION


                 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)
                          CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                                                                          June 30,         December 31,
                                                                                           1998               1997
                                                                                       ------------        -----------
                                     ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                                       $  933,000         $  506,000
         Cash held in escrow                                                              1,630,000          3,330,000
         Other current assets                                                                 2,000             15,000
                                                                                         ----------         ----------
                  Total Current Assets                                                    2,565,000          3,851,000
                                                                                         ----------         ----------
PROPERTY AND EQUIPMENT, LESS ACCUMULATED
         DEPRECIATION OF $666,000 AND $567,000                                              589,000            422,000

OTHER ASSETS:
         Debt issue costs, less accumulated amortization of $111,000 and $39,000            617,000            638,000
         Security and equipment deposits                                                     95,000             49,000
                                                                                        -----------        -----------
                                                                                            712,000            687,000
                                                                                        -----------        -----------
                                                                                         $3,866,000         $4,960,000
                                                                                        ===========        ===========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
         Accounts payable                                                                $  185,000         $  390,000
         Accrued salaries                                                                   165,000            181,000
         Other accrued expenses                                                             432,000            308,000
         Customer deposits                                                                  100,000
                                                                                        -----------        -----------
                  Total Current liabilities                                                 882,000            879,000
                                                                                        -----------        -----------
LONG-TERM LIABILITIES:
         Senior Secured Convertible Notes, due July 1, 2002                               5,500,000          5,500,000
                                                                                        -----------        -----------

                  Total liabilities                                                       6,382,000          6,379,000
                                                                                        -----------        -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
         Common stock, par value $.01 per share:
                  Authorized - 50,000,000 shares
                  Issued and outstanding - 21,239,694 and 21,016,361 shares                 212,000            210,000
         Additional paid-in capital                                                      38,454,000         38,277,000
         Accumulated deficit                                                             (6,865,000)        (6,865,000)
         Deficit accumulated during development stage                                   (34,317,000)       (33,041,000)
                                                                                       ------------       ------------
                  Total Stockholders' Deficiency                                         (2,516,000)        (1,419,000)
                                                                                       ------------       ------------
                                                                                         $3,866,000         $4,960,000
                                                                                       ============       ============

See accompanying notes to consolidated financial statements

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             PERIOD FROM
                                                                                            JULY 21, 1989
                                                                                         (DATE OF INCEPTION)
                                   THREE MONTHS ENDED           SIX MONTHS ENDED                  TO
                                       JUNE 30,                      JUNE 30,                  JUNE 30,
                             -------------------------  ------------------------------    -----------------
                                 1998           1997           1998           1997              1998
                                 ----           ----           ----           ----              ----
                             (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)       (UNAUDITED)
REVENUES:
  Development contracts       $   22,000                 $     22,000                       $     22,000
                              ----------    ----------    -----------       -----------     ------------
COSTS AND EXPENSES:
  Engineering, research
    and development              525,000       283,000        860,000           627,000        5,972,000
  General and administrative     497,000       270,000        937,000           841,000        9,550,000
                              ----------    ----------    -----------       -----------     ------------
                               1,022,000       553,000      1,797,000         1,468,000       15,522,000
                              ----------    ----------    -----------       -----------     ------------
OTHER INCOME (EXPENSE):
  Interest expense, net of
    interest income              (80,000)      (37,000)      (151,000)         (484,000)      (1,626,000)
  Interest expense related
    to beneficial conversion
      feature                                                                                (17,841,000)
  Other non-operating
    income - Note 5              650,000                      650,000                            650,000
                              ----------    ----------    -----------       -----------     ------------
                                 570,000       (37,000)       499,000          (484,000)     (18,817,000)
                              ----------    ----------    -----------       -----------     ------------
NET LOSS:                     $ (430,000)   $ (590,000)   $(1,276,000)      $(1,952,000)    $(34,317,000)
                              ==========    ==========    ===========       ===========     ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:  21,090,000    17,601,000     21,053,000        17,489,000
                              ==========    ==========    ===========       ===========
BASIC AND DILUTED NET LOSS
  PER SHARE:                      $(0.02)       $(0.03)        $(0.06)           $(0.11)
                              ==========    ==========    ===========       ===========

See accompanying notes to consolidated financial statements

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (DEFICIENCY) - (UNAUDITED)


                                                                                                               Deficit
                                                                                                             Accumulated
                                                    Common Stock           Additional                          During
                                                  ----------------          Paid-In       Accumulated        Development
                                                Shares      Amount          Capital         Deficit             Stage
                                                ------      ------         ----------     -----------        -----------
BALANCES AT
DECEMBER 31, 1997                             21,016,361   $210,000        $38,277,000    $(6,865,000)       $(33,041,000)


Six months ended June 30, 1998:
Issuance of Common Stock:
   In connection with
   settlement of litigation                      125,000      1,000            124,000

   Upon exercise of stock options                 98,333      1,000             53,000

Net loss                                                                                                       (1,276,000)
                                              ----------   --------        -----------     -----------        ------------
BALANCES AT
JUNE 30, 1998                                 21,239,694   $212,000        $38,454,000     $(6,865,000)       $(34,317,000)
                                              ==========   ========        ===========     ===========        ============

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                      Period From
                                                                        Six Months Ended            July 21, 1989
                                                                            June 30,                   (Date of
                                                                          ------------              Inception) to
                                                                   1998                1997          June 30, 1998
                                                                ----------          -----------     -----------------
                                                                (unaudited)         (unaudited)      (As Restated,
                                                                                                      see Note 7)
                                                                                                      (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                             $ (1,276,000)       $(1,952,000)       $(34,317,000)
         Adjustments to reconcile net loss to net
         cash flows from operating activities:
           Interest expense relating to the beneficial
             conversion feature of the Senior
             Secured Convertible Note                                 --                 --            17,841,000
           Depreciation                                             99,000             84,000             666,000
           Amortization of debt issue costs                         72,000            142,000             992,000
           Reduction of accrued expenses                          (270,000)              --              (270,000)
           Common stock issued in lieu of interest                    --              455,000           1,288,000
           Fair value of warrants and option granted
             for services rendered                                    --                 --               209,000
           Common stock issued for services
               provided                                               --                 --               206,000
           Common stock issued upon settlement of
               litigation                                          125,000               --               125,000
           Expenses paid by shareholder on behalf
             of Company                                               --                 --                79,000
           Changes in operating assets and liabilities:
             Other current assets                                   13,000             10,000               3,000
             Security and equipment deposits                       (46,000)              --               (95,000)
             Accounts payable, accrued expenses and
               customer deposits                                   273,000             63,000           2,261,000
             Due to related parties                                   --                 --              (118,000)
                                                              ------------        -----------        ------------
                  Net cash used in
                    operating activities                        (1,010,000)        (1,198,000)        (11,130,000)
                                                              ------------        -----------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                      (266,000)            (1,000)         (1,005,000)
         Restricted cash                                              --               65,000                --
         Other                                                        --                 --                94,000
                                                              ------------        -----------        ------------
                  Net cash provided by (used in)
                    investing activities                          (266,000)            64,000            (911,000)
                                                              ------------        -----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net advance repayable only out of
           proceeds of public offering                                --                 --               471,000
         Proceeds received upon issuance of
           common stock                                               --                 --             3,239,000
         Proceeds received from issuance of
           preferred stock, net of related costs                      --                 --               100,000
         Proceeds received upon exercise of options
           and warrants, net of costs                               54,000               --               637,000
         Net advances by former principal
           stockholder                                                --                 --               321,000
         Proceeds from sale of convertible debt                  1,700,000               --             9,244,000
         Debt issue costs                                          (51,000)           (26,000)           (938,000)
         Repayment of convertible debt                                --                 --              (100,000)
                                                              ------------        -----------        ------------
               Net cash provided by
               financing activities                              1,703,000            (26,000)         12,974,000
                                                              ------------        -----------        ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                            427,000         (1,160,000)            933,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     506,000          1,388,000                --
                                                              ------------        -----------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $    933,000        $   228,000        $    933,000
                                                              ============        ===========        ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Contribution to capital by former principal
    stockholder                                               $      --           $      --          $  3,659,000

  Related party debt exchanged for convertible debt           $      --           $      --          $    321,000
  Exchange of indebtedness to former principal
    stockholder for common stock                              $      --           $      --          $    445,000
  Issuance of common stock for services and accrued
    salaries                                                  $      --           $      --          $    352,000
  Exchange of equipment and accrued rent for
    common stock                                              $      --           $      --          $    271,000
  Subordinated notes and related accrued interest
    exchanged for Series A preferred stock                    $      --           $      --          $  3,300,000
  Exchange of convertible debt for convertible
    preferred stock                                           $      --           $      --          $    356,000

Conversion of convertible debt and accrued interest
  into common stock, net of unamortized debt
  discount                                                    $      --           $      --          $  4,776,000
Deferred offering costs on warrants exercised                 $      --           $      --          $     88,000
Issuance of warrants in settlement of litigation for
  debt issue costs and for services rendered                  $      --           $      --          $    364,000
Common stock issued for costs related to 10%
  promissory notes                                            $      --           $      --          $    525,000

See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1998

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1997. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998 or any interim period.

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

2.       DESCRIPTION OF BUSINESS

         Lithium Technology Corporation ("LTC") together with its wholly-owned subsidiary, Lithion Corporation ("Lithion"), collectively referred to as the "Company", are development stage companies in the process of commercializing a unique, solid-state, lithium polymer rechargeable battery. The Company is engaged in research and development activities to further develop and exploit this battery technology and also holds various patents relating to such batteries. The Company's commercialization focus is on the rapidly growing portable electronics market segment (notebook computers and wireless communications handset devices).

3.       OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT'S PLANS TO
         OVERCOME

         The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since its inception, the Company has incurred substantial operating losses and expects to incur additional operating losses over the next several years. The Company does not expect to generate any revenues from commercial operations prior to late 1998 or the first half of 1999. Since December 1993, operations have been financed primarily through the use of proceeds from the sale of convertible debt and private placements of common and preferred stock. Continuation of the Company's operations is dependent upon its ability to raise additional financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         MANAGEMENT'S PLANS

         During the last four years, the Company has recruited a new management team and a core technical staff with commercialization and battery technology expertise. The staff has expertise in technology, commercialization, process development, battery engineering and strategic alliance development. A modern research facility was leased and product development commenced. Through June 30, 1998, the Company had not generated any revenues and the losses have resulted principally from (i) interest expense related to the beneficial conversion feature of certain convertible notes, (ii) general and administrative costs and (iii) research and development costs.

         Management's operating plan seeks to minimize the Company's capital requirements, but commercialization of the Company's battery technology will require substantial amounts of additional capital. The Company expects that research and development expenses will increase significantly as it continues to advance its battery technology and develop products for commercial applications. The Company's working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of the Company's research and development program, the levels and resources that the Company devotes to the development of manufacturing and marketing capabilities, technological advances, the status of competitors, the ability of the Company to obtain equity and/or debt financing in the public or private markets, and the ability of the Company to establish collaborative arrangements with other companies to provide research and development funding to the Company and to manufacture and market the Company's products.

         The Company has raised approximately $14,800,000 since inception through various sales of convertible debt and common and preferred stock. During 1996, the Company sold a then 4% equity position to a Japanese Consortium for approximately $2,400,000 and also sold 10% convertible promissory notes for $1,750,000. During 1997, the Company issued 8.5% Senior Secured Convertible Notes for $5,500,000. Management's plans include expansion of its strategic alliances, which would provide capital from joint development programs, license fees or an additional equity investment. The Company also plans to raise additional capital by means of private and/or public equity or debt financings.

         In May 1998, the Company entered into a technology development agreement with a global notebook computer manufacturer for the Company to provide its proprietary rechargeable lithium-ion polymer batteries for an advanced notebook application. Under the terms of the agreement, the manufacturer will invest $1,000,000 in the Company for 1,428,571 shares of Common Stock. Of this amount, $100,000 was advanced to the Company and $900,000 is scheduled for funding in two payments based upon technology-related milestones.

         The Company is currently seeking to raise gross proceeds of $22,000,000 through the private placement of redeemable convertible preferred stock. The definitive terms of the offering are subject to negotiation with the investors. No commitments for the purchase of the preferred stock being offered have been received by the Company.

         There can be no assurance that the incremental capital needed to attain commercial viability of the Company's battery technology will be obtained, which the Company currently estimates at approximately $22 million (without regard to repayment of the $5,500,000 Senior Secured Convertible Notes). If the Company is unable to raise sufficient capital, it will be forced to curtail research and development expenditures which, in turn, will delay, and could prevent, the completion of the commercialization process.

4.       PROPERTY AND EQUIPMENT ARE SUMMARIZED AS FOLLOWS:

                                                  JUNE 30,        DECEMBER 31,
                                                    1998             1997
                                                    ----             ----
         Laboratory equipment                   $1,119,000         $ 855,000
         Furniture and office equipment             94,000            93,000
         Leasehold improvements                     42,000            41,000
                                                ----------         ---------
                                                 1,255,000           989,000
         Less: Accumulated depreciation
                 and amortization                  666,000           567,000
                                                ----------         ---------
                                                $  589,000         $ 422,000
                                                ==========         =========

5.       COMMITMENTS AND CONTINGENCIES

         LEGAL PROCEEDINGS - In August 1996, civil actions were commenced against the Company by a former director of the Company, and by the Company's former legal counsel. The former director's complaint sought monetary damages amounting to approximately $4,500,000 and specific performance of registration rights of certain warrants of the Company that had not been registered and to which he claimed entitlement. The Company had declared such warrants and related documents void. The complaint of the Company's former counsel alleged non-payment of legal fees for services rendered. The Company included the unpaid legal fees in accounts payable, however, it believed these actions to be without merit. Accordingly, the Company filed its own lawsuit against the former counsel as well as the former director.


         In May 1998, the Company reached agreements to settle the law suits pursuant to which the Company issued 125,000 shares of its Common Stock, received a cash settlement payment and eliminated an accrued liability, the net effect of which was cash proceeds to the Company of approximately $505,000.

6.       STOCK OPTIONS

         Options under the 1994 Stock Plan and Directors Plan as of June 30, 1998 are summarized as follows:

                                                       Weighted
                                                        Average
                                        Options       Exercise Price
Outstanding, beginning of period       2,909,000         $ 0.73
Granted                                   65,000           1.01
Exercised                                (98,000)           .55
Cancelled                               (108,000)          1.20

                                      ----------         ------
Outstanding, end of period             2,768,000         $ 0.73
                                      ----------         ------

Options exercisable, end of period     1,913,000         $ 0.62
                                      ----------         ------

7.       RESTATEMENT

         Subsequent to the issuance of the June 30, 1997 financial statements on Form 10-Q, management determined that the accounting treatment of the convertible notes issued in 1994 and 1995 did not reflect the intrinsic value of the beneficial conversion feature of those notes. As a result, the financial statements for the period from July 21, 1989 (date of inception) to June 30, 1997, and for the years ended
         December 31, 1994 and December 31, 1995 have been restated from amounts previously reported to reflect the appropriate accounting treatment for the beneficial conversion features. The effect of the restatement is to record the discount as interest expense for each period with an offsetting credit to additional paid-in capital. The restatement had no impact on total stockholders' equity or total assets.

         The impact of the restatement on the Company's financial statements is summarized below:

                                                              As Previously
                                                                 Reported        As Restated
         Net loss:
           For the period July 21, 1989 (date of inception)
             through June 30, 1997                            $12,809,000        $20,829,000
                                                               ===========       ===========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Subsequent to the issuance of the June 30, 1997 financial statements on Form 10-QSB, management determined that the accounting treatment of the convertible notes issued in 1994 and 1995 did not reflect the intrinsic value of the beneficial conversion feature of those notes. As a result, the financial statements for the period from July 21, 1989 (date of inception) to June 30, 1997, and for the years ended December 31, 1994 and 1995 have been restated from amounts previously reported to reflect the appropriate accounting treatment for the beneficial conversion features. The effect of the restatement is to record the discount as interest expense for each period with an offsetting credit to additional paid-in capital. The restatement had no impact on total stockholders' equity or total assets.


OVERVIEW

The Company is in the late stages of developing and seeking to commercialize innovative rechargeable solid-state lithium-ion polymer batteries. As of June 30, 1998, the Company had not generated any product revenues and had no commercial operations. To date, the Company has delivered limited quantities of its battery cells to selected original equipment manufacturers ("OEMs") for evaluation. Based upon the performance of the Company's battery cells and its unique manufacturing technology, a top ten personal computer manufacturer (the "PC OEM") has recently entered into a technology development agreement with the Company to incorporate the Company's lithium-ion polymer batteries in the PC OEM's advanced notebook computer scheduled for release in early 1999. Subject to successful qualification of the Company's battery, the Company anticipates entering into a definitive supply agreement with the PC OEM.

In anticipation of sales to OEMs, the Company has recently focused its resources on the augmentation of its manufacturing operations. The Company has purchased larger scale automation equipment to upgrade its pilot line and begin manufacturing at the Company's Plymouth Meeting plant which the Company anticipates will become operational in late 1998. LTC also has executed a letter of intent to enter into a joint venture partnership with Elite Material Co., Ltd. ("EMC"), a manufacturer of high quality laminates of printed circuit boards, to construct a 40,000 square foot manufacturing facility in Taiwan which is expected to begin production in late 1999. The Company has entered into a design agreement with Centurion International, Inc. ("Centurion"), a leading manufacturer and supplier of high performance battery packs to a number of major portable electronics manufacturers, to integrate LTC's lithium-ion polymer battery cells into battery packs for the PC OEM.

The Company has been unprofitable since inception, expects to incur substantial additional operating losses in the future, and needs significant additional financing to repay existing indebtedness and to continue the development and commercialization of its technology. The Company does not expect to generate any significant revenues from operations during the fiscal year ending December 31, 1998.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company has financed its operations since inception with convertible debt and private placements of common and preferred stock and has raised approximately $14.8 million, including, most recently, $5.5 million in senior secured convertible notes (the "1997 Notes").

At June 30, 1998, the Company had cash of $2,563,000 including cash equivalents and cash held in escrow, fixed assets of $589,000 and other assets of $712,000. The Company's total liabilities were $6,382,000 consisting of accounts payable, accrued salaries, and accrued expenses in the amount of $882,000 and the 1997 Notes in the amount of $5,500,000. The Company had net working capital of $1,683,000 on June 30, 1998.

The Company's net working capital decreased by approximately $1,289,000 from December 31, 1997 to June 30, 1998. The Company's cash, cash equivalents and cash held in escrow decreased by approximately $1,273,000 from December 31, 1997 to June 30, 1998. The decrease in net working capital and in cash and cash equivalents is attributable primarily to operating expenses and capital expenditures offset by $505,000 in proceeds from the settlement of litigation.

The Company's stockholders deficiency was $2,516,000 at June 30, 1998, after giving effect to an accumulated deficit of $41,182,000 which consisted of $34,317,000 accumulated deficit during the development stage from July 21, 1989 through June 30, 1998 and $6,865,000 accumulated deficit from prior periods. The Company expects to incur substantial operating losses as it continues its commercialization efforts.

In May 1998, the Company entered into the aforementioned technology development agreement with the PC OEM for the Company to provide its proprietary rechargeable lithium-ion polymer batteries for an advanced notebook application. Under the terms of the agreement, the manufacturer will invest $1,000,000 in the Company for 1,428,571 shares of Common Stock. Of this amount, $100,000 was advanced to the Company and $900,000 is scheduled for funding in two payments based upon technology-related milestones. Upon issuance of the shares, the value of the discount on the shares may result in a charge to earnings.

In May 1998, the Company reached agreements to settle lawsuits pursuant to which the Company issued 125,000 shares of its Common Stock, received a cash settlement payment and eliminated an accrued liability, the net effect of which was the receipt of cash proceeds by the Company of approximately $505,000.

While the Company's operating plan seeks to minimize the Company's capital requirements, commercialization of the Company's battery technology will require substantial amounts of additional capital. Subject to the availability of necessary capital, the Company expects that research and development and production expenses will increase significantly as it continues to advance its battery technology and develop products for commercial applications. The Company's working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of the Company's research and development program, the levels and resources that the Company devotes to the development of manufacturing and marketing capability, technological advances, the status of competitors, the ability of the Company to obtain equity and/or debt financing in the public or private markets, and the ability of the Company to establish collaborative arrangements with other companies to provide research and development funding to the Company and to manufacture and market the Company's products.

The Company believes that as of June 30, 1998, it has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately June 1999 other than financing for the development of manufacturing capacity, including the obtaining of additional financing of approximately $2.7 million for approximately $3.5 million in equipment expenditures that is currently estimated to be required in 1998 to achieve sustained production levels, based on the Company's current strategies and subject to the uncertainties discussed in this report. The Company does not currently have sufficient cash to achieve all its development and production objectives, including the 1998 installation of the pilot manufacturing line and repayment of long-term liabilities. Continuation of the Company's operations is dependent upon its ability to raise additional financing. In order to raise sufficient capital for its future growth and repayment of the 1997 Notes, the Company will be required to sell additional debt or equity securities.

The Company is currently seeking to raise gross proceeds of $22,000,000 through the private placement of redeemable convertible preferred stock. The definitive terms of the offering are subject to negotiation with the investors. No commitments for the purchase of the preferred stock being offered have been received by the Company.

There can be no assurance that the incremental capital needed for attaining commercial viability of the Company's battery technology, which the Company currently estimates at $22 million (without regard to repayment of the $5,500,000 1997 Notes) can be obtained. If the Company is unable to raise sufficient capital, it will be forced to curtail research and development expenditures which, in turn, will delay, and could prevent, the completion of the commercialization process.

RESULTS OF OPERATIONS

     Six Months Ended June 30, 1998 and June 30, 1997

     Revenues

     The Company had no revenues from commercial operations for the three months ended June 30, 1998 and 1997.

     Engineering, Research and Development Expenses

     Engineering, research and development expenses were $860,000 for the six months ended June 30, 1998 compared to $627,000 for the same period in 1997.
The increase of $233,000 results from increased lab supplies and salaries offset by completion of certain contract research activities.

     General and Administrative Expenses

     General and administrative expenses were $937,000 for the six months ended June 30, 1998 compared to $841,000 for the same period in 1997. The increase of $96,000 was due to increased consulting and promotional expenses.

Interest Expense

     Interest expense was $151,000 (net of interest income of $81,000) for the six months ended June 30, 1998 compared to $484,000 (net of interest income of $18,000) for the same period in 1997. The decrease in interest expense is primarily attributable to convertible notes issued in 1996 (the "1996 Notes"), which were paid during 1997.

Three Months Ended June 30, 1998 and June 30, 1997

     Revenues

     The Company had no revenues from commercial operations for the three months ended June 30, 1998 and 1997.

     Engineering, Research and Development Expenses

     Engineering, research and development expenses were $525,000 for the three months ended June 30, 1998 compared to $283,000 for the same period in 1997. The increase of $242,000 results from increased lab supplies and salaries offset by completion of certain contract research activities.

     General and Administrative Expenses

     General and administrative expenses were $497,000 for the three months ended June 30, 1998 compared to $270,000 for the same period in 1997. The increase of $227,000 was due to increased consulting and promotional expenses.

     Interest Expense

     Interest expense was $80,000 (net of interest income of $37,000) for the three months ended June 30, 1998 compared to $37,000 (net of interest income of $6,000) for the same period in 1997. The decrease in interest expense is primarily attributable to the Company's 1996 Notes which were paid during 1997.

PLAN OF OPERATIONS FOR THE COMPANY

The Company's strategy is to commercialize a new generation of solid state lithium-ion polymer and lithium metal polymer batteries based on fifteen years of research and development and a strong patent portfolio covering both the battery construction and manufacturing process unique to the battery industry. The proprietary technology uses high performance fibers in composite battery structures and low-cost web coating/handling methods for manufacturing. This technology encompasses lithium-ion polymer batteries (market entry in 1998 or early 1999) and lithium alloy polymer batteries (market entry in three to five years). The Company's target market is mobile communications and computing applications which showcase the Company's thin, flat lightweight form factor and long run-times. The Company's long term objectives include the development and/or licensing of battery technology for a variety of other applications including microelectronics, electric vehicles, aerospace and defense and solar cells. There can be no assurance, however, that the Company will be able to achieve the technological breakthroughs that will be necessary in order to ultimately achieve commercialization and/or obtain financings or generate revenues in order to sustain the Company's on-going research and development phase or to undertake the design and construction of the Company's Demonstration Manufacturing Facility (DMF) and its equipment augmentation, and other manufacturing-related facilities including commercial production at the Company's Plymouth Meeting Manufacturing Plant (PMMP) and commercial production at the Company's proposed Taiwan Manufacturing Plant (TMP).

Beginning in 1994 the Company recruited a new management team and a core technical staff with thin film commercialization, battery technology and global marketing expertise. A modern research facility was leased in late 1994 and product development has continued at an accelerated pace. At June 30, 1998, the management team and technical staff consisted of eleven full-time employees. The staff has the required expertise in technology, commercialization, process development, battery engineering, electrochemistry and strategic alliance development. During 1996 the Company entered into employment agreements with Thomas R. Thomsen as the Company's Chief Executive Officer, David J. Cade as the Company's President and Chief Operating Officer, and Dr. George R. Ferment as the Company's Executive Vice President and Chief Technical Officer. In June 1998, the Company extended the Chief Executive Officer's employment agreement, as of May 1, 1998, through December 31, 1998. Also in June 1998, the Company extended the employment agreement with its President/Chief Operating Officer and its Executive Vice President of Operations/Chief Technical Officer for two years on the same terms and conditions except that no new options were granted, the salary for the President/Chief Operating Officer was increased to $155,000 per year, the salary for the Executive Vice President/Chief Technical Officer was increased to $145,000 per year, both officers were granted bonuses of 20% of their salaries in the event certain specified milestones are achieved, both officers were granted certain severance payment benefits in the event of a change in control (as defined in the employment extension agreements) combined with the officer's employment termination resulting from the officer's resignation or the Company's termination of the officer's employment without cause, and the vesting provisions relating to certain of these officers' stock options were modified in the event of specified employment termination events, disability or death.

The Company's development and commercialization plan currently has the following milestones:

                 (i) hand-made cell samples tested by potential strategic partners beginning in 1995 (accomplished);

                 (ii)   installation of a Demonstration Manufacturing Facility
(DMF) continuous flow coating and laminating unit in first quarter of 1996 (accomplished);

                 (iii) upgrade of the DMF and distribution of DMF-made lithium-ion polymer cell samples to selected Original Equipment Manufacturer
(OEM) customers in early 1997 (accomplished);

                 (iv) distribution of prototype battery packs to selected OEMs in early 1998 (on-going);

                  (v) installation of larger scale lamination and backend assembly equipment at PMMP, with initial commercial production at PMMP in late 1998 or early 1999;

                  (vi) initial production at the Taiwan Joint Venture plant (scheduled for late 1999) with the capability of ramping up to hundreds of thousands of notebook computer batteries per month; and

                  (vii) construction of additional manufacturing facilities in the United States and Europe in the 2000-2001 timeframe once market demand exceeds initial manufacturing capacity.

The Company estimates that completion of phases (iv) through (vi) through the end of 1998 will cost the Company approximately $22 million in capital expenditures and operating costs. There can be no assurances that the Company will meet these development milestones on the time schedule outlined above. In connection with achieving and implementing manufacturing capability and commercialization, the Company expects to hire significant additional personnel.

During March 1996, a continuous flow coating/laminating line -- referred to previously in this "Plan of Operation" as the Demonstration Manufacturing Facility ("DMF") -- was installed by the Company. This line has been used to further define the Company's manufacturing technology, to sharpen manufacturing cost estimates, and then serve as the initial production facility for battery cells which will be manually assembled into battery packs for Original Equipment Manufacturer ("OEM") customers. Thereafter, based on design data obtained from the DMF, the Company must successfully augment the DMF equipment to construct a manufacturing line (Plymouth Meeting Manufacturing Plant -- PMMP) reflecting the cost, quality, reliability, and performance required for the various target market applications. It is anticipated that the PMMP will cost approximately $3.5 million to construct in the 1998-99 time frame. The PMMP will be located within the Company's existing facility in Plymouth Meeting, Pennsylvania.
During the next twelve months after the date of this report, the Company expects to incur expenses of approximately $3.5 million for the purchase of equipment and services at the PMMP based on the Company's current strategies and subject to the uncertainties discussed in this report and the availability of capital. The Company intends to finance the overall estimated $22 million total capital equipment and operating expense required to bring the Company to the initial commercial production stage at approximately the end of 1998 or early 1999 by means of private and/or public equity or debt financings.

The Company does not currently have sufficient cash to achieve all its development and production objectives, including the 1998 installation of the upgraded manufacturing line and repayment of long term liabilities if not converted to equity and $2.7 million for additional equipment purchases. As noted above (See "Liquidity, Capital Resources, and Financial Condition") the Company believes that as of June 30, 1998 it has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately June 1999 based on the Company's current strategies and subject to the uncertainties discussed in this report. In order to raise sufficient capital for its future growth, and repayment of long term liabilities if not converted to equity, the Company will be required to sell additional debt or equity securities. Such new capital is planned to be sought from several sources, including strategic partners and the private equity market, although the Company has no commitments for new capital as of the date of this report. The Company is also seeking to raise additional capital for its activities beyond 1998, which may result in further dilution to the Company's existing stockholders. The Company will seek to expand its strategic alliances which would provide capital from joint development programs, license fees or an additional equity investment. Discussions are continuing with companies in Japan, Korea, Taiwan, Europe and the United States. However, there can be no assurances that additional capital will be available to the Company on a timely basis or on acceptable terms. In addition, there can be no assurance that the Company will be able to meet the technological objectives and/or satisfy the capital requirements that the Company believes are necessary to convert battery technology into successful commercial products. There can be no assurance that the Company's products will generate any revenues, will not encounter technical problems when used, will be successfully marketed, will be produced at a competitive cost, or will achieve customer acceptance or, if commercial products are developed and revenues produced, that the Company will be profitable. The likelihood of the success of the Company must be weighed against the problems, expenses, difficulties, complications and delays frequently encountered in developing and marketing a new product.


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

                                    PART II
                               OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

In May 1998, the Company reached agreements to settle the law suits described in Note 5 above and in the Company's previous reports since June 30, 1996 on Form 10-QSB and Form 10-KSB, pursuant to which the Company issued 125,000 shares of its common stock, received a cash settlement payment, and will eliminate an accrued liability, the net effect of which was cash proceeds to the Company of approximately $505,000.

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS

                                  None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

                                  None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                  None.

ITEM 5.          OTHER INFORMATION

                                  None.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                      a)   Exhibits

                           None.

                      b)   Form 8-K Reports during the Quarter Ended
                           June 30, 1998

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


August 14, 1998