Form 10QSB
period 1998-09-30
LITHIUM TECHNOLOGY CORP
filed 1998-11-18
CIK 804154

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 1998:
21,239,694 shares of Common Stock

         Transitional Small Business Disclosure Format (check one):

Yes         No  X
    ---        ---

                 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                                  FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX



                                                                                     PAGE
                                  PART 1 - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED)

                 Consolidated Balance Sheets - September 30, 1998 and
                       December 31, 1997

                 Consolidated Statements of Operations - Nine Months Ended
                       September 30, 1998 and 1997, and Period From July 21,
                       1989 (Date of Inception) to September 30, 1998

                 Consolidated Statements of Cash Flows - Nine Months Ended
                       September 30, 1998 and 1997, and Period from July 21,
                       1989 (Date of Inception) to September 30, 1998

                 Notes to Consolidated Financial Statements - September 30,
                       1998

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS


                                  PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.          OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                         PART I - FINANCIAL INFORMATION


                 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)
                          CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                                                                      September 30,        December 31,
                                                                                           1998               1997
                                                                                      -------------        -----------
                                     ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                                       $1,662,000         $  506,000
         Cash held in escrow                                                                     --          3,330,000
         Other current assets                                                                53,000             15,000
                                                                                         ----------         ----------
                  Total Current Assets                                                    1,715,000          3,851,000
                                                                                         ----------         ----------
PROPERTY AND EQUIPMENT, LESS ACCUMULATED
         DEPRECIATION OF $716,000 AND $567,000                                              549,000            422,000

OTHER ASSETS:
         Debt issue costs, less accumulated amortization of $146,000 and $39,000            582,000            638,000
         Security and equipment deposits                                                     95,000             49,000
                                                                                        -----------        -----------
                                                                                            677,000            687,000
                                                                                        -----------        -----------
                                                                                         $2,941,000         $4,960,000
                                                                                        ===========        ===========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
         Accounts payable                                                                $  147,000         $  390,000
         Accrued salaries                                                                   165,000            181,000
         Other accrued expenses                                                             553,000            308,000
         Customer deposits                                                                  100,000
                                                                                        -----------        -----------
                  Total Current liabilities                                                 965,000            879,000
                                                                                        -----------        -----------
LONG-TERM LIABILITIES:
         Senior Secured Convertible Notes, due July 1, 2002                               5,500,000          5,500,000
                                                                                        -----------        -----------

                  Total liabilities                                                       6,465,000          6,379,000
                                                                                        -----------        -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
         Common stock, par value $.01 per share:
                  Authorized - 50,000,000 shares
                  Issued and outstanding - 21,239,694 and 21,016,361 shares                 212,000            210,000
         Additional paid-in capital                                                      38,454,000         38,277,000
         Accumulated deficit                                                             (6,865,000)        (6,865,000)
         Deficit accumulated during development stage                                   (35,325,000)       (33,041,000)
                                                                                       ------------       ------------
                  Total Stockholders' Deficiency                                         (3,524,000)        (1,419,000)
                                                                                       ------------       ------------
                                                                                         $2,941,000         $4,960,000
                                                                                       ============       ============

See accompanying notes to consolidated financial statements

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             PERIOD FROM
                                                                                            JULY 21, 1989
                                                                                         (DATE OF INCEPTION)
                                   THREE MONTHS ENDED          NINE MONTHS ENDED                 TO
                                     SEPTEMBER 30,               SEPTEMBER 30,              SEPTEMBER 30,
                             -------------------------  ------------------------------    -----------------
                                 1998           1997           1998           1997              1998
                                 ----           ----           ----           ----              ----
                             (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)       (UNAUDITED)
REVENUES:
  Development contracts      $    32,000            --    $    54,000                --     $     54,000
                             -----------  ------------    -----------      ------------     ------------
COSTS AND EXPENSES:
  Engineering, research
    and development              537,000       287,000      1,397,000           914,000        6,509,000
  General and administrative     414,000       294,000      1,351,000         1,135,000        9,964,000
                             -----------  ------------    -----------      ------------     ------------
                                 951,000       581,000      2,748,000         2,049,000       16,473,000
                             -----------  ------------    -----------      ------------     ------------
OTHER INCOME (EXPENSE):
  Interest expense, net of
    interest income              (89,000)      (46,000)      (240,000)         (530,000)      (1,715,000)
  Interest expense related
    to beneficial conversion
      feature                         --    (9,821,000)            --        (9,821,000)     (17,841,000)
  Other non-operating
    income - Note 5                   --                      650,000                            650,000
                             -----------  ------------    -----------      ------------     ------------
                                 (89,000)   (9,867,000)       410,000       (10,351,000)     (18,906,000)
                             -----------  ------------    -----------      ------------     ------------
NET LOSS:                    $(1,008,000) $(10,448,000)   $(2,284,000)     $(12,400,000)    $(35,325,000)
                             ===========  ============    ===========      ============     ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:  21,240,000    17,612,000     21,116,000        17,530,000
                             ===========  ============    ===========      ============
BASIC AND DILUTED NET LOSS
  PER SHARE:                       $(.05)        $(.59)         $(.11)            $(.71)
                             ===========  ============    ===========      ============

See accompanying notes to consolidated financial statements

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (DEFICIENCY) - (UNAUDITED)


                                                                                                               Deficit
                                                                                                             Accumulated
                                                    Common Stock           Additional                          During
                                                  ----------------          Paid-In       Accumulated        Development
                                                Shares      Amount          Capital         Deficit             Stage
                                                ------      ------         ----------     -----------        -----------
BALANCES AT
DECEMBER 31, 1997                             21,016,361   $210,000        $38,277,000    $(6,865,000)       $(33,041,000)


Nine months ended September 30, 1998:
Issuance of Common Stock:
   In connection with
   settlement of litigation                      125,000      1,000            124,000

   Upon exercise of stock options                 98,333      1,000             53,000

Net loss                                                                                                       (2,284,000)
                                              ----------   --------        -----------     -----------        ------------
BALANCES AT
SEPTEMBER 30, 1998                            21,239,694   $212,000        $38,454,000     $(6,865,000)       $(35,325,000)
                                              ==========   ========        ===========     ===========        ============

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                      Period From
                                                                     Nine Months Ended               July 21, 1989
                                                                        September 30,                   (Date of
                                                                        -------------                Inception) to
                                                                   1998               1997         September 30, 1998
                                                                ----------         -----------     ------------------
                                                                (unaudited)        (unaudited)      (As Restated,
                                                                                                      see Note 7)
                                                                                                      (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                             $ (2,284,000)      $(12,400,000)      $(35,325,000)
         Adjustments to reconcile net loss to net
         cash flows from operating activities:
           Interest expense relating to the beneficial
             conversion feature of the Senior
             Secured Convertible Note                                 --            9,821,000          17,841,000
           Depreciation                                            149,000            126,000             716,000
           Amortization of debt issue costs                        107,000            146,000           1,027,000
           Reduction of accrued expenses                          (270,000)              --              (270,000)
           Common stock issued in lieu of interest                    --              455,000           1,288,000
           Fair value of warrants and option granted
             for services rendered                                    --                 --               209,000
           Common stock issued for services
               provided                                               --                 --               206,000
           Common stock issued upon settlement of
               litigation                                          125,000               --               125,000
           Expenses paid by shareholder on behalf
             of Company                                               --                 --                79,000
           Changes in operating assets and liabilities:
             Other current assets                                  (38,000)            10,000             (48,000)
             Security and equipment deposits                       (46,000)              --               (95,000)
             Accounts payable, accrued expenses and
               customer deposits                                   356,000            109,000           2,344,000
             Due to related parties                                   --                 --              (118,000)
                                                              ------------        -----------        ------------
                  Net cash used in
                    operating activities                        (1,901,000)        (1,733,000)        (12,021,000)
                                                              ------------        -----------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                      (276,000)            (2,000)         (1,015,000)
         Restricted cash                                              --               65,000                --
         Other                                                        --               (1,000)             94,000
                                                              ------------        -----------        ------------
                  Net cash provided by (used in)
                    investing activities                          (276,000)            62,000            (921,000)
                                                              ------------        -----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net advance repayable only out of
           proceeds of public offering                                --                 --               471,000
         Proceeds received upon issuance of
           common stock                                               --                 --             3,239,000
         Proceeds received from issuance of
           preferred stock, net of related costs                      --                 --               100,000
         Proceeds received upon exercise of options
           and warrants, net of costs                               54,000               --               637,000
         Net advances by former principal
           stockholder                                                --                 --               321,000
         Proceeds from sale of convertible debt                  3,330,000          1,370,000          10,874,000
         Debt issue costs                                          (51,000)          (278,000)           (938,000)
         Repayment of convertible debt                                --             (100,000)           (100,000)
                                                              ------------        -----------        ------------
               Net cash provided by
               financing activities                              3,333,000            992,000          14,604,000
                                                              ------------        -----------        ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          1,156,000           (679,000)          1,662,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     506,000          1,388,000                --
                                                              ------------        -----------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  1,662,000        $   709,000        $  1,662,000
                                                              ============        ===========        ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Contribution to capital by former principal
    stockholder                                               $      --           $      --          $  3,659,000

  Related party debt exchanged for convertible debt           $      --           $      --          $    321,000
  Exchange of indebtedness to former principal
    stockholder for common stock                              $      --           $      --          $    445,000
  Issuance of common stock for services and accrued
    salaries                                                  $      --           $      --          $    352,000
  Exchange of equipment and accrued rent for
    common stock                                              $      --           $      --          $    271,000
  Subordinated notes and related accrued interest
    exchanged for Series A preferred stock                    $      --           $      --          $  3,300,000
  Exchange of convertible debt for convertible
    preferred stock                                           $      --           $      --          $    356,000

Conversion of convertible debt and accrued interest
  into common stock, net of unamortized debt
  discount                                                    $      --           $   145,000        $  4,776,000
Deferred offering costs on warrants exercised                 $      --           $      --          $     88,000
Issuance of warrants in settlement of litigation for
  debt issue costs and for services rendered                  $      --           $   190,000        $    364,000
Common stock issued for costs related to 10%
  promissory notes                                            $      --           $      --          $    525,000

See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1998

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1997. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998 or any interim period.

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

3.       OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT'S PLANS TO
         OVERCOME

         The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since its inception, the Company has incurred substantial operating losses and expects to incur additional operating losses over the next several years. The Company does not expect to generate any revenues from commercial operations prior to December 31, 1999. Since December 1993, operations have been financed primarily through the use of proceeds from the sale of convertible debt and private placements of common and preferred stock. Continuation of the Company's operations is dependent upon its ability to raise additional financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         MANAGEMENT'S PLANS

         During the last four years, the Company has recruited a new management team and a core technical staff with commercialization and battery technology expertise. The staff has expertise in technology, commercialization, process development, battery engineering and strategic alliance development. A modern research facility was leased and product development commenced. Through September 30, 1998, the Company had not generated any revenues from commercial operations and the losses have resulted principally from (i) interest expense related to the beneficial conversion feature of certain convertible notes, (ii) general and administrative costs and (iii) research and development costs.

         Although, management's operating plan seeks to minimize the Company's capital requirements, commercialization of the Company's battery technology will require substantial amounts of additional capital. The Company expects that research and development expenses will increase significantly as it continues to advance its battery technology and develop products for commercial applications. The Company's working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of the Company's research and development program, the levels and resources that the Company devotes to the development of manufacturing and marketing capabilities, technological advances, the status of competitors, the ability of the Company to obtain equity and/or debt financing in the public or private markets, and the ability of the Company to establish collaborative arrangements with other companies to provide research and development funding to the Company and to manufacture and market the Company's products.

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

         The Company reported in its June 30, 1998 report on Form 10-QSB that it was then seeking to raise gross proceeds of $22,000,000 through the private placement of redeemable convertible preferred stock. As reported by the Company at that time, no commitments had been received by the Company for the purchase of such securities, nor have any commitments since been received. The Company, with the advice of its investment banking firm, has determined not to proceed with the $22,000,000 offering and the Company is currently evaluating and reformulating its financial objectives and strategies in conjunction with its technology development and manufacturing strategies. The decision not to proceed with the $22,000,000 offering was based on several factors including the recent global economic down cycle as well as unfavorable conditions in the domestic and international securities markets during the third fiscal quarter for 1998 (particularly in the Far East where significant investment interest in the Company is potentially located), and a significant decrease in the market price for the Company's common stock with the potential adverse consequence on the pricing of the $22,000,000 offering and resulting dilutive effect to the Company's existing shareholders. In connection with this re-evaluation the Company is currently developing, and implementing in part, a two-part financing strategy, the first component of which seeks to raise gross proceeds of approximately $6,000,000 through the private placement of debt and equity securities, and the second component of which is currently under development and subject to the first financing round's outcome, R&D results, the finalization of alternative manufacturing strategies, and other factors. The definitive terms of these financings are subject to negotiation with the potential investors. No commitments for the purchase of these securities have been received by the Company as of the date of this report.

         There can be no assurance that the incremental capital needed to attain commercial viability of the Company's battery technology will be obtained, which the Company currently estimates at approximately $14,300,000 (without regard to repayment of the $5,500,000 Senior Secured Convertible Notes and to the capital requirements for the development of any overseas manufacturing capacity). If the Company is unable to raise sufficient capital, it will be forced to curtail research and development expenditures which, in turn, will delay, and could prevent, the completion of the commercialization process.

4.       PROPERTY AND EQUIPMENT ARE SUMMARIZED AS FOLLOWS:

                                               SEPTEMBER 30,      DECEMBER 31,
                                                   1998              1997
                                                   ----              ----
         Laboratory equipment                   $1,123,000         $ 855,000
         Furniture and office equipment             97,000            93,000
         Leasehold improvements                     45,000            41,000
                                                ----------         ---------
                                                 1,265,000           989,000
         Less: Accumulated depreciation
                 and amortization                  716,000           567,000
                                                ----------         ---------
                                                $  549,000         $ 422,000
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


         ACCRUED INTEREST - Included in other accrued expenses at September 30, 1998 is accrued interest payable on the $5,500,000 Senior Secured Convertible Notes of $478,000. The Company has recently given notice of its election to pay the interest due for the first year of $467,500 through the issuance of common stock. This interest payment will result in the issuance of approximately 1,670,000 shares of the Company's common stock.

6.       STOCK OPTIONS

         Options under the 1994 Stock Plan and Directors Plan as of September 30, 1998 are summarized as follows:

                                                       Weighted
                                                        Average
                                        Options       Exercise Price
Outstanding, beginning of period       2,909,000         $ 0.73
Granted                                   65,000           1.01
Exercised                                (98,000)           .55
Cancelled                               (113,000)           .87

                                      ----------         ------
Outstanding, end of period             2,763,000         $ 0.73
                                      ----------         ------

Options exercisable, end of period     1,918,000         $ 0.63
                                      ----------         ------

7.       RESTATEMENT

         Subsequent to the issuance of the September 30, 1997 financial statements on Form 10-Q, management determined that the accounting treatment of the convertible notes issued in 1994 and 1995 did not reflect the intrinsic value of the beneficial conversion feature of those notes. As a result, the financial statements for the period from July 21, 1989 (date of inception) to September 30, 1997, and for the years ended December 31, 1994 and December 31, 1995 have been restated from amounts previously reported to reflect the appropriate accounting treatment for the beneficial conversion features. The effect of the restatement is to record the discount as interest expense for each period with an offsetting credit to additional paid-in capital. The restatement had no impact on total stockholders' equity or total assets.

         The impact of the restatement on the Company's financial statements is summarized below:

                                                              As Previously
                                                                 Reported        As Restated
         Net loss:
           For the period July 21, 1989 (date of inception)
             through September 30, 1997                        $23,257,000       $31,277,000
                                                               ===========       ===========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Subsequent to the issuance of the September 30, 1997 financial statements on Form 10-QSB, management determined that the accounting treatment of the convertible notes issued in 1994 and 1995 did not reflect the intrinsic value of the beneficial conversion feature of those notes. As a result, the financial statements for the period from July 21, 1989 (date of inception) to September 30, 1997, and for the years ended December 31, 1994 and 1995 have been restated from amounts previously reported to reflect the appropriate accounting treatment for the beneficial conversion features. The effect of the restatement is to record the discount as interest expense for each period with an offsetting credit to additional paid-in capital. The restatement had no impact on total stockholders' equity or total assets.

OVERVIEW

The Company is in the late stages of developing and seeking to commercialize innovative rechargeable solid-state lithium-ion polymer batteries. As of September 30, 1998, the Company had not generated any product revenues and had no commercial operations. To date, the Company has delivered limited quantities of its battery cells to selected Original Equipment Manufacturers ("OEMs") for evaluation. Based upon the performance of the Company's battery cells and its unique manufacturing technology, a top ten personal computer manufacturer (the "PC OEM") has entered into a technology development agreement with the Company to incorporate the Company's lithium-ion polymer batteries in the PC OEM's advanced notebook computer. Subject to successful qualification of the Company's battery, the Company anticipates entering into a definitive supply agreement with the PC OEM.

In anticipation of sales to OEMs, the Company has recently focused its resources on the augmentation of its manufacturing operations. The Company has purchased larger scale laminating and packaging equipment to upgrade its pilot line and begin manufacturing at the Company's Plymouth Meeting plant which the Company anticipates will become operational in the third quarter/fourth quarter 1999 time frame with respect to limited production of beta test prototypes and in early 2000 with respect to commercial production. LTC also has executed a letter of intent to enter into a joint venture partnership with Elite Material Co., Ltd. ("EMC"), a manufacturer of high quality laminates of printed circuit boards. The Company and EMC have mutually agreed to reassess the manufacturing facility in Taiwan as originally contemplated by the letter of intent and the level of potential financial involvement by the Company in the joint venture in light of the Company's decision, as discussed above, not to proceed with its $22,000,000 offering, and the factors underlying that decision as discussed above. The reassessment of the Taiwan joint venture and manufacturing facility is on-going at the time of this report. The Company has entered into an agreement with Centurion International, Inc. ("Centurion"), a leading manufacturer and supplier of high performance battery packs to a number of major portable electronics manufacturers, to integrate LTC's lithium-ion polymer battery cells into battery packs for the PC OEM as LTC'S subcontractor.

The Company has been unprofitable since inception, expects to incur substantial additional operating losses in the future, and needs significant additional financing to repay existing indebtedness and to continue the development and commercialization of its technology. The Company does not expect to generate any significant revenues from operations during the fiscal year ending December 31, 1998 or during the year ended December 31, 1999.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company has financed its operations since inception with convertible debt and private placements of common and preferred stock and has raised approximately $14.8 million, including, most recently, $5.5 million in senior secured convertible notes (the "1997 Notes"). The Company has recently given notice of its election to pay the interest due for the first year on the 1997 Notes through the issuance of common stock. This interest payment will result in the issuance of approximately 1,670,000 shares of the Company's common stock which is in process but not completed as of the date of this report.

At September 30, 1998, the Company had cash and cash equivalents of $1,662,000, fixed assets of $549,000 and other assets of $677,000. The Company's total liabilities were $6,465,000 consisting of accounts payable, accrued salaries, and accrued expenses in the amount of $965,000 and the 1997 Notes in the amount of $5,500,000. The Company had net working capital of $750,000 on September 30, 1998.

The Company's net working capital decreased by approximately $2,222,000 from December 31, 1997 to September 30, 1998. The Company's cash, cash equivalents and cash held in escrow decreased by approximately $2,174,000 from December 31, 1997 to September 30, 1998. The decrease in net working capital and in cash and cash equivalents is attributable primarily to operating expenses and capital expenditures offset by $505,000 in proceeds from the settlement of litigation.

The Company's stockholders deficiency was $3,524,000 at September 30, 1998, after giving effect to an accumulated deficit of $42,190,000 which consisted of $35,325,000 accumulated deficit during the development stage from July 21, 1989 through September 30, 1998 and $6,865,000 accumulated deficit from prior periods. The Company expects to incur substantial operating losses as it continues its commercialization efforts.

In May 1998, the Company entered into the aforementioned technology development agreement with the PC OEM for the Company to provide its proprietary rechargeable lithium-ion polymer batteries for an advanced notebook application. Under the terms of the agreement, the manufacturer will invest $1,000,000 in the Company for 1,428,571 shares of Common Stock. Of this amount, $100,000 was advanced to the Company and $900,000 is scheduled for funding in two payments based upon technology-related milestones. Upon issuance of the shares, the value of the discount, if any, on the shares may result in a charge to earnings.

In May 1998, the Company reached agreements to settle lawsuits pursuant to which the Company issued 125,000 shares of its Common Stock, received a cash settlement payment and eliminated an accrued liability, the net effect of which was the receipt of cash proceeds by the Company of approximately $505,000.

Although the Company's operating plan seeks to minimize the Company's capital requirements, commercialization of the Company's battery technology will require substantial amounts of additional capital. The Company expects that research and development and production expenses will increase significantly as it continues to advance its battery technology and develop products for commercial applications. The Company's working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of the Company's research and development program, the levels and resources that the Company devotes to the development of manufacturing capability, technological advances, the status of competitors, the ability of the Company to obtain equity and/or debt financing in the public or private markets, and the ability of the Company to establish collaborative arrangements with other companies to provide research and development funding to the Company and to manufacture and market the Company's products.

The Company believes that as of September 30, 1998, it has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately April/May 1999 other than financing for the development of manufacturing capacity, including the obtaining of additional financing for approximately $4.0 million in equipment expenditures that are currently estimated to be required in 1998-99 to achieve sustained production levels, based on the Company's current strategies and subject to the uncertainties discussed in this report. The Company does not currently have sufficient cash to achieve all its development and production objectives, including the completion of the Plymouth Meeting Manufacturing Plant and repayment of long-term liabilities. Accordingly, the Company has implemented measures to reduce the burn rate of cash including the voluntary deferral of the payment of the Chairman/CEO's salary and the monthly fees due the Company's financial relations consultant. These deferred payments will be accrued on the Company's balance sheet. Continuation of the Company's operations beyond April/May 1999 is dependent upon its ability to raise additional financing. In order to raise sufficient capital for its future growth and repayment of the 1997 Notes, the Company will be required to sell additional debt or equity securities.

As discussed above, the Company, with the advice of its investment banking firm, has determined not to proceed with the $22,000,000 offering and the Company is currently evaluating and reformulating its financial objectives and strategies in conjunction with its technology development and manufacturing strategies. The decision not to proceed with its $22,000,000 offering was based on several factors including the recent global economic down cycle as well as unfavorable conditions in the domestic and international securities markets during the third quarter for 1998 (particularly in the Far East where significant investment interest in the Company is potentially located), and a significant decrease in the market price for the Company's common stock with the potential adverse consequence on the pricing of the $22,000,000 offering and resulting dilutive effect to the Company's existing shareholders. In connection with this re-evaluation the Company is currently developing, and implementing in part, a two-part financing strategy, the first component of which seeks to raise gross proceeds of approximately $6,000,000 through the private placement of debt and equity securities, and the second component of which is currently under development and subject to the first financing round's outcome, R&D results, the finalization of alternative manufacturing strategies, and other factors.
The definitive terms of these financings are subject to negotiation with the potential investors. No commitments for the purchase of these securities have been received by the Company as of the date of this report.

There can be no assurance that the incremental capital needed for attaining commercial viability of the Company's battery technology will be obtained, which the Company currently estimates at approximately $14,300,000 (without regard to repayment of the $5,500,000 1997 Notes and to the capital requirements for the development of any overseas manufacturing capacity).

The $14,300,000 is comprised as follows (i) $6,500,000 for working capital through the third quarter; (ii) $3,800,000 for capital equipment (iii) $2,500,000 for technology licensing; and (iv) $1,500,000 for fees and legal expenses. If the Company is unable to raise sufficient capital, it will be forced to curtail research and development expenditures which, in turn, will delay, and could prevent, the completion of the commercialization process.

RESULTS OF OPERATIONS

     Nine Months Ended September 30, 1998 and September 30, 1997

     Revenues

     The Company had $54,000 in Research and Development contract revenues as a subcontractor to Yardney Technical Products for a NASA battery Research and Development contract for the nine months ended September 30, 1998.

     The Company had no revenues from commercial operations for the nine months ended September 30, 1998 and 1997.

     Engineering, Research and Development Expenses

     Engineering, research and development expenses were $1,397,000 for the nine months ended September 30, 1998 compared to $914,000 for the same period in 1997. The increase of $483,000 results from increased lab supplies, salaries and certain contract research activities.

     General and Administrative Expenses

     General and administrative expenses were $1,351,000 for the nine months ended September 30, 1998 compared to $1,135,000 for the same period in 1997. The increase of $216,000 was due primarily to increased consulting and promotional expenses.

Interest Expense

     Interest expense was $249,000 (net of interest income of $110,000) for the nine months ended September 30, 1998 compared to $530,000 (net of interest income of $28,000) for the same period in 1997. The decrease in interest expense is primarily attributable to convertible notes issued in 1996 (the "1996 Notes"), which were paid during 1997 and the convertible notes issued in 1997.

Three Months Ended September 30, 1998 and September 30, 1997

     Revenues

     The Company had no revenues from commercial operations for the three months ended September 30, 1998 and 1997.

     Engineering, Research and Development Expenses

     Engineering, research and development expenses were $527,000 for the three months ended September 30, 1998 compared to $287,000 for the same period in 1997. The increase of $250,000 results from increased lab supplies, salaries and certain contract research activities.

     General and Administrative Expenses

     General and administrative expenses were $414,000 for the three months ended September 30, 1998 compared to $294,000 for the same period in 1997. The increase of $120,000 was due primarily to increased consulting, legal, and promotional expenses and amortization of debt issue costs.

     Interest Expense

     Interest expense was $89,000 (net of interest income of $29,000) for the three months ended September 30, 1998 compared to $46,000 (net of interest income of $10,000) for the same period in 1997. The increase in interest expense is primarily attributable to the Company's 1997 Notes which were issued in September 1997.

PLAN OF OPERATIONS FOR THE COMPANY

The Company's strategy is to commercialize a new generation of solid state lithium-ion polymer and lithium metal polymer batteries based on fifteen years of research and development and a strong patent portfolio covering both the battery construction and manufacturing process unique to the battery industry. The proprietary technology uses high performance fibers in composite battery structures and low-cost web coating/handling methods for manufacturing. This technology encompasses lithium-ion polymer batteries (market entry in 1999 or early 2000) and lithium alloy polymer batteries (market entry in three to five years). The Company's target market is mobile communications and computing applications which showcase the Company's thin, flat lightweight form factor and long run-times. The Company's long term objectives include the development and/or licensing of battery technology for a variety of other applications including microelectronics, electric vehicles, aerospace and defense and solar cells. There can be no assurance, however, that the Company will be able to achieve the technological breakthroughs that will be necessary in order to ultimately achieve commercialization and/or obtain financings or generate revenues in order to sustain the Company's on-going research and development phase or to complete the equipment augmentation at the Company's Plymouth Meeting Manufacturing Plant (PMMP) or, the scale-up for commercial production at the Company's proposed joint venture Taiwan Manufacturing Plant (TMP). The TMP, as noted above, is currently being reassessed by the Company and EMC.

Beginning in 1994 the Company recruited a new management team and a core technical staff with thin film commercialization, battery technology and global marketing expertise. A modern research facility was leased in late 1994 and product development has continued at an accelerated pace. At September 30, 1998, the management team and technical staff consisted of eleven full-time employees. The staff has the required expertise in technology, commercialization, process development, battery engineering, electrochemistry and strategic alliance development. During 1996 the Company entered into employment agreements with Thomas R. Thomsen as the Company's Chief Executive Officer, David J. Cade as the Company's President and Chief Operating Officer, and Dr. George R. Ferment as the Company's Executive Vice President and Chief Technical Officer. In June 1998, the Company extended the Chief Executive Officer's employment agreement, as of May 1, 1998, through December 31, 1998. Also in June 1998, the Company extended the employment agreement with its President/Chief Operating Officer and its Executive Vice President of Operations/Chief Technical Officer for two years on the same terms and conditions except that no new options were granted, the salary for the President/Chief Operating Officer was increased to $155,000 per year, the salary for the Executive Vice President/Chief Technical Officer was increased to $145,000 per year, both officers were granted bonuses of 20% of their salaries in the event certain specified milestones are achieved, both officers were granted certain severance payment benefits in the event of a change in control (as defined in the employment extension agreements) combined with the officer's employment termination resulting from the officer's resignation or the Company's termination of the officer's employment without cause, and the vesting provisions relating to certain of these officers' stock options were modified in the event of specified employment termination events, disability or death.

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

                 (iv) joint development/design iterations with selected OEMs leading to distribution of prototype battery packs (on-going);

                 (v) installation of larger scale lamination and packaging equipment at PMMP, the purpose of which includes the prove-in of the Company's fiber-web substrate-based manufacturing process (ongoing);

                 (vi) limited production of beta test prototypes in the third quarter/fourth quarter 1999 time frame and initial commercial production at PMMP in early 2000.

                 (vii) initial production, subject to the reassessment noted above, at the Taiwan Joint Venture plant; and

                 (viii) construction of additional manufacturing facilities in the Pacific Rim, the United States, and Europe in the 2000-2001 time frame based on, and subject to, market demand and availability of capital.

The Company estimates that completion of phases (v) and (vi) through the third quarter of 1999 will cost the Company approximately $14.3 million in capital expenditures and operating costs.

The $14,300,000 is comprised as follows (i) $6,500,000 for working capital through the third quarter; (ii) $3,800,000 for capital and equipment (iii) $2,500,000 for technology licensing; and (iv) $1,500,000 for fees and legal expenses. There can be no assurances that the Company will meet these development milestones on the time schedule outlined above. In connection with achieving and implementing manufacturing capability and commercialization, the Company expects to hire significant additional personnel.

During March 1996, a continuous flow coating/laminating line -- referred to previously in this "Plan of Operation" as the Demonstration Manufacturing Facility ("DMF") -- was installed by the Company. This line has been used to further define the Company's manufacturing technology and to sharpen manufacturing cost estimates. Through equipment augmentation and upgrade, the DMF is in the process of transitioning to the Plymouth Meeting Manufacturing Plant which will serve as the production facility for battery cells which will be assembled by Centurion into battery packs for Original Equipment Manufacturer ("OEM") customers. Subject to the uncertainties discussed in this report and the availability of capital, it is anticipated that the PMMP will cost approximately $4.0 million to complete in the 1998-99 time frame including manufacturing equipment meeting applicable environmental regulatory standards. The PMMP will be located within the Company's existing environmental in Plymouth
Meeting, Pennsylvania. The Company intends to finance the overall estimated $14,300,000 total capital equipment and operating expense required to bring the Company to the initial commercial production stage at approximately the end of 1999 or early 2000 by means of private and/or public equity or debt financings. These targets and the milestones discussed in phases (v) through (vii) are subject to continuing update and revision as the Company completes the applications-specific technology development activity and proves in manufacturing processes from the prototype phase to the commercial production phase.

The Company does not currently have sufficient cash to achieve all its development and production objectives, including the completion of the upgraded manufacturing line and repayment of long term liabilities if not converted to equity and $4.0 million for additional equipment purchases and associated engineering services. As noted above (See "Liquidity, Capital Resources, and Financial Condition") the Company believes that as of September 30, 1998 it has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately April/May 1999 based on the Company's current strategies and subject to the exceptions and uncertainties discussed in this report. In order to raise sufficient capital for its future growth, and repayment of long term liabilities if not converted to equity, the Company will be required to sell additional debt or equity securities. Such new capital is planned to be sought from several sources, including strategic partners and the private equity market, although the Company has no commitments for new capital as of the date of this report. The Company is also seeking to raise additional capital for its activities beyond 1998, which may result in further dilution to the Company's existing stockholders. The Company will seek to expand its strategic alliances which would provide capital from joint development programs, license fees or an additional equity investment. Discussions are continuing with companies in Japan, Korea, Taiwan, Europe and the United States. However, there can be no assurances that additional capital will be available to the Company on a timely basis or on acceptable terms. In addition, there can be no assurance that the Company will be able to meet the technological objectives and/or satisfy the capital requirements that the Company believes are necessary to convert battery technology into successful commercial products. There can be no assurance that the Company's products will generate any revenues, will not encounter technical problems when used, will be successfully marketed, will be produced at a competitive cost, or will achieve customer acceptance or, if commercial products are developed and revenues produced, that the Company will be profitable. The likelihood of the success of the Company must be weighed against the problems, expenses, difficulties, complications and delays frequently encountered in developing and marketing a new product.

YEAR 2000

The Company is a development stage company in the process of commercializing a unique, solid-state lithium-ion polymer rechargeable battery. The Company is in the process of conducting a review of its computer and business systems to identify and address any problems that the systems may have with correctly interpreting and processing date information as the year 2000 approaches. The Company's computer system review is expected to be completed in late 1998 or early 1999. Based on this review, the Company will develop and implement a plan to achieve year 2000 compliance. As a development stage company, the Company has not yet established any significant relationships, whereby year 2000 compliance or non-compliance might materially affect the Company's operations.

The Company believes that it will achieve year 2000 compliance in a manner which will not disrupt the Company's operations. At this point in the review process, the Company can not reasonably estimate the cost of achieving year 2000 compliance; however, the Company does not anticipate the cost of implementing its year 2000 efforts to be material.

There can be no assurance that the failure of the Company or any third parties to achieve year 2000 compliance would not have a material adverse effect on the Company. A contingency plan has not yet been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified.

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

                                  None.

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

                                  None.

ITEM 5.          OTHER INFORMATION

                                  None.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                      a)   Exhibits

                           None.

                      b) Form 8-K Reports during the Quarter Ended September 30, 1998

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

                         LITHIUM TECHNOLOGY CORPORATION

                               By: /s/ Thomas R. Thomsen
                                   -----------------------------------------
                                       Thomas R. Thomsen
                                       Chairman and Chief Executive Officer

                                   /s/ William D. Walker
                                   -----------------------------------------
                                       William D. Walker
                                       Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial Officer)


November  , 1998