Form 10KSB
period 1998-12-31
LITHIUM TECHNOLOGY CORP
filed 1999-03-15
CIK 804154

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   (MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended December 31, 1998

                                       OR

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

                                  COMMON STOCK
                                PAR VALUE, $0.01

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.[ ]

State issuer's revenues for its most recent fiscal year. None for the fiscal year ended December 31, 1998.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

            Approximately $10,340,683.24 as of January 31, 1999. The
           aggregate market value was based upon the mean between the closing bid and asked price for the common stock
                        as quoted by the NASD Electronic
                                 Bulletin Board.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 1999, 43,257,689 shares of common stock.

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

Transitional Small Business Disclosure Format (check one): Yes [  ]     No [X]

                                TABLE OF CONTENTS

                                                                                                     PAGE
PART I

            Item  1.  Description of Business ........................................................  1
            Item  2.  Description of Property ........................................................  10
            Item  3.  Legal Proceedings ..............................................................  10
            Item  4.  Submission of Matters to a Vote of Security Holders ............................  10

PART II

            Item  5.  Market for the Company's Common Equity and Related Stockholder Matters..........  11
            Item  6.  Management's Discussion and Analysis or Plan of Operation ......................  12
            Item  7.  Financial Statements ...........................................................  17
            Item  8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......................................................  17

PART III

            Item  9.  Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act ..............................  17
            Item 10.  Executive Compensation .........................................................  19
            Item 11.  Security Ownership of Certain Beneficial Owners and Management .................  27
            Item 12.  Certain Relationships and Related Transactions .................................  28
            Item 13.  Exhibits and Reports on Form 8K ................................................  30


FINANCIAL STATEMENTS

         Independent Auditors' Reports ........................................................ F-2 to F-3

         Consolidated Financial Statements:

         Consolidated Balance Sheet at December 31, 1998 and December 31, 1998
            (Pro Forma) .............................................................................  F-4

         Consolidated Statements of Operations for the Years Ended December 31,
            1998 and 1997, and the Period from July 21, 1989 (Date of Inception)
            to December 31, 1998 ..................................................................... F-5

         Consolidated Statements of Changes in Stockholders' Deficiency for the
             Period from July 21, 1989 (Date of Inception) to December 31, 1998 .............. F-6 to F-10

         Consolidated Statements of Cash Flows for the Years Ended December 31,
             1998 and 1997 .................................................................. F-11 to F-12

         Notes to Consolidated Financial Statements ......................................... F-13 to F-23

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

Lithium Technology Corporation (the "Company" or "LTC") is in the late stages of developing and seeking to commercialize unique, solid-state, lithium-ion polymer and lithium metal polymer rechargeable batteries. The Company believes that its battery technology, which is currently in the prototype development phase, is capable of providing up to four times the performance of current rechargeable batteries. The Company's objective is the commercialization of such technology, inclusive of moving from laboratory-scale product prototypes and related prototype processes to full scale market introduction, achieving cost-competitiveness, and establishing manufacturing operations and distribution channels. The Company's commercialization focus is on the rapidly growing portable electronics market segment (notebook computers and wireless communications handset devices). The Company's patented and proprietary composite cell construction and low-cost manufacturing process are equally applicable to lithium-ion polymer technology and lithium metal polymer technology. The Company intends to pursue both chemistries -- "lithium-ion polymer technology" and "lithium metal polymer technology" which are discussed and differentiated below -- for specific portable electronics applications. The Company's immediate objective is the commercialization of its "lithium-ion polymer technology." The Company's operating results consist solely of operating losses attributable to research and development, general and administrative expenses and interest expense. The Company has generated no revenues from operations and has no commercial operations to date.

The Company had cash of $1,073,000 at December 31, 1998. In the absence of new capital, such cash is only sufficient to meet the Company's operating needs through approximately May, 1999 other than financing for the development of manufacturing capacity. The Company has developed and is implementing appropriate strategies to minimize expenses and conserve cash. Although management's operating plan seeks to minimize the Company's capital requirements, commercialization of the Company's battery technology will require substantial amounts of additional capital. The Company expects that research and development expenses will increase as it continues to advance its battery technology and develop products for commercial applications. The Company's working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of the Company's research and development program, the levels and resources that the Company devotes to the development of manufacturing and marketing capabilities, technological advances, the status of competitors, the ability of the Company to obtain equity and/or debt financing in the public or private markets, and the ability of the Company to establish collaborative agreements with other companies to provide research and development funding to the Company and to manufacture and market the Company's products. There can be no assurance that the Company will obtain needed capital on terms favorable and acceptable to the Company. For details see "Management's Discussion and Analysis -- Liquidity, Capital Resources, and Financial Condition."

During the last five years, the Company has recruited a management team and a core technical staff with commercialization and battery technology expertise. The staff has expertise in technology, commercialization, process development, battery engineering and strategic alliance development. Thomas R. Thomsen serves as the Company's Chief Executive Officer, David J. Cade serves as the Company's President and Chief Operating Officer, and Dr. George Ferment serves as the Company's Executive Vice President of Operations and Chief Technical Officer. Mr. Thomsen was elected to the Company's Board of Directors in 1995. Mr. Cade and Dr. Ferment were elected to the Company's Board of Directors in 1997.

In December, 1998, the Company elected two new members to its Board - Barry Huret and Dr. John McFeeley. Mr. Huret is the President and CEO of Huret Associates, Inc., Yardley, PA, a management and battery consulting company. Dr. McFeeley is a Distinguished Engineer with the Polaroid Corporation. Effective December 1, 1998, Dr. William Chu resigned from the Company's Board to focus on the establishment of the TMP (See below). See "Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act". Also, in December, 1998, the Board of Directors established the 1998 Stock Incentive Plan (the "1998 Plan") See "Executive Compensation - 1998 Plan" for a detailed description of the 1998 Plan.

The Company's strategy is to commercialize a new generation of solid state lithium-ion polymer and lithium metal polymer batteries based on: fifteen years research and development, a patent portfolio covering both the battery construction and manufacturing process unique to the battery industry, and the establishment of manufacturing operations and distribution channels through the development of strategic alliances with partners of global prominence from whom the Company will seek assistance in bringing the technology to the manufacturing stage and participation in the distribution and sale of the Company's products. To advance this strategy (i) in May, 1998, the Company entered into a technology development agreement (the "1998 TDA") with a global notebook computer manufacturer (the "PC OEM") for the Company to provide its proprietary rechargeable lithium-ion polymer batteries for an advanced notebook application. The PC OEM subsequently decided to cancel the advanced high-end notebook product for which the Company's battery was intended. Accordingly, the Company will not receive from the PC OEM the latter two of three milestone equity investments contemplated by the 1998 TDA, although the PC OEM intends to continue to work with the Company to develop the Company's technology into a next generation of notebook products; (ii) in June, 1998, the Company entered into an agreement with the Ben Franklin Technology Center of Southeastern Pennsylvania to undertake an advanced battery research and development project with Temple University. The agreement provides funding for a collaborative effort on the part of the Company and Temple to develop an advanced solid polymer electrolyte for use in the Company's next generation of rechargeable lithium-ion polymer batteries; (iii) in January, 1999, the Company signed a letter of intent with the Hengdian Group, of mainland China, to enter into a joint venture to manufacture rechargeable lithium-ion polymer batteries in China using the Company's patented and proprietary technology, with the year 2000 as a target for initial commercial production; and (iv) in February, 1999, the Company received a small purchase order from the NASA Lewis Research Center for twenty large prototype lithium-ion polymer cells. Previously, in 1997, the Company had entered into a letter of intent to establish a strategic manufacturing joint venture with Elite Material Co., Ltd. (EMC) of Taiwan contemplating a 194,000 square foot joint venture manufacturing facility in Taiwan (Taiwan Manufacturing Plant - TMP) to produce lithium-ion polymer batteries. The Company and EMC have mutually agreed to reassess the TMP financing as originally contemplated by the letter of intent. This reassessment is on-going at the time of this report. There can be no assurance as to the completion of definitive agreements with respect to the implementation of the TMP and the Hengdian joint venture or the other strategies referred to herein.

In September, 1997, the Company entered into a Senior Secured Convertible Note Purchase Agreement (the "1997 Note Purchase Agreement") with Lithium Link LLC (the "Lender") for the sale of $5.5 million of the Company's Senior Secured Convertible Notes (the "1997 Notes"). In January 1999, all of the principal amount of the 1997 Notes were converted into 19,642,857 shares of the Company's common stock and 562,647 shares of the Company's common stock were issued to pay accrued interest through the conversion date. See "Management's Discussion and Analysis--Liquidity, Capital Resources, and Financial Condition" for details.

In early 1996 the Company installed a continuous flow coating and laminating pilot line. The pilot line has been undergoing trial runs and modifications/upgrades over the past three years and is being used to fabricate the Company's lithium-ion polymer cell and battery pack samples for distribution to selected Original Equipment Manufacturers (OEMs) which has been on-going since the second quarter of 1997. The pilot line is currently evolving into the Plymouth Meeting Manufacturing Plant (PMMP), subject to the uncertainties discussed in this report and the availability of capital. It is anticipated that an additional expenditure of approximately $4.0 million in equipment and engineering services will be required in the 1999-2000 time frame, including manufacturing equipment meeting applicable environmental regulatory standards to achieve initial production levels for specific OEM battery pack applications. There can be no assurance that such new capital will be available on terms satisfactory and favorable to the Company. See "Management's Discussion and Analysis --Liquidity, Capital Resources, and Financial Condition" for details.

As of the date of this report, the Company is evaluating, and taking measures with respect to, several alternative strategies to address the Company's needs for (a) manufacturing capacity and (b) working capital for short-term applications and longer-term applications, inclusive of bridge financing. No commitments relative to these strategies have been received by the Company as of the date of this report and there can be no assurance that these strategies and measures will result in capital and/or manufacturing capacity on terms favorable and acceptable to the Company.

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

MARKET SUMMARY; CAPITAL REQUIREMENTS

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

This growth has created a worldwide search for advanced rechargeable battery systems with much longer run times with lighter weights and lower costs, and which are environmentally friendly. The Company believes that its lithium-polymer battery technology may be capable of filling these demands. There can be no assurance, however, that the Company will be able to achieve the technological breakthroughs that will be necessary in order to ultimately achieve commercialization and/or obtain financings or generate revenues in order to sustain the Company's on-going research and development phase or to undertake the design and construction of the TMP, DMF and PMMP, including the obtaining of additional financing of approximately $4.0 million for equipment expenditures that is currently estimated to be required to achieve sustained production levels, discussed herein and other manufacturing-related facilities.

There can also be no assurance that the incremental capital needed for attaining commercial viability of the Company's battery technology through the year 2000 will be obtained, which the Company currently estimates at $18,000,000 (without regard to the capital requirements for the development of any manufacturing capacity). See "Management's Discussion and Analysis--Liquidity, Capital Resources and Financial Condition."

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

The ability to manufacture so called "laminated batteries" (See "Glossary") with consistent high quality and low cost is a critical commercialization challenge and the Company believes its strategic advantage lies in its patented manufacturing approach. The Company's composite electrolyte and composite electrode technology lends itself to the use of commonly used thin film manufacturing equipment and proven process methodology. These composites act as traveling carriers in the manufacturing process, starting as rolls that are then coated with electrolyte or oxide materials using existing and proven coating technology. Such traveling carriers are usually called "traveling webs" or simply "webs". "Web" processing is a common practice in the paper, textile, thin film, barrier plastics, floor covering, and packing industries. Other companies also attempting to commercialize lithium-polymer batteries do not use this Company-patented and proprietary approach and therefore use more complex and hence costly manufacturing methods. The Company's approach, which involves fewer separate operations, offers significant promise for lower production costs and consistent quality. The Company's web-handling and coating techniques are expected to result in a lower cost manufacturing process for lithium-ion polymer cells because of: (1) fewer laminate components; (2) fewer processing steps; (3) better bonding; (4) better structural stability; (5) lower defect rates higher yields; and (6) web coating enables easier cell assembly. In addition, superior battery performance is expected because of: (1) fiber webs give higher gravimetric energy density than metal grids; (2) better pulse discharge rate; and (3) equivalent cycle life.

INTELLECTUAL PROPERTY

The Company holds twenty-five issued U.S. patents and twelve pending patent applications on its technology. The Company also has other proprietary knowledge that is in the patent disclosure stage or that it protects as trade secrets. The Company's early patents relate to materials and construction for lightweight solid-state rechargeable batteries. The later patents and applications relate to improvements to the technology contained in the first patent or to other key aspects of rechargeable battery technology. In 1998, two patents were issued which gave the Company patent protection on the use of metalized fiber webs for building electrodes and separators. These metalized webs, which are now being incorporated into the Company's composite cell structures, provide superior conductivity and further simplify the manufacturing process.

There are other companies with lithium-polymer battery technology patents; however, the Company believes its patents to be unique from those of its competitors in that they focus upon the manufacturing process for a composite cathode structure, composite electrolyte structure, alloy anode and packaging. The earliest of the Company's patents expires 2003. There is no current or, to the Company's knowledge, threatened litigation on its patents. See "Description of Business-Competition".

The following table sets forth the patents currently held by the Company:

Patent Number                  Description                                                     Year of Expiration
-------------                  -----------                                                     ------------------

4,576,883                      Electrode Construction for Solid State Electrochemical Cell             2003
4,794,059                      Lightweight Solid Rechargeable Batteries                                2005
4,808,496                      Electrode Construction for Solid State Electrochemical Cell             2006
4,816,357                      Intensification of Ion Exchange in Lithium Batteries                    2006
4,861,690                      Lightweight Battery Construction                                        2006
4,888,206                      Method and Apparatus for Coating a Substrate with Alkaline              2006
                               or Alkaline Earth Metals
4,960,655                      Lightweight Batteries                                                   2007
5,006,431                      Solid State Polymer Electrolyte for Batteries                           2008
5,053,295                      Lightweight Electroconductive Solderless Internal Cell                  2008
                               Connector for Alkaline or Alkaline Earth Metal Batteries
5,057,385                      Battery Packing Construction                                            2008
5,057,651                      Lightweight Electroconductive Wire                                      2008
5,006,554                      Fire and Moisture Proof Anode Construction for Alkaline                 2008
                               Metal or Alkaline Earth Metal Batteries
5,102,752                      Solid State Composite Electrolyte for Batteries                         2009
5,350,647                      Electrodes for Electrochemical Devices                                  2011
5,378,558                      Solid State Composite Electrolyte for Electrochemical                   2012
                               Devices
5,422,200                      Battery Packaging Construction for Alkali Metal Multicell               2012
                               Batteries
5,443,602                      Apparatus and Method for Automatic Mass Production and                  2012
                               Packaging of Electrochemical Cells
5,521,023                      Composite Electrolytes for Electrochemical Devices                      2013
5,529,707                      Lightweight Composite Polymeric Electrolytes for                        2013
                               Electochemical Devices
5,597,658                      Rolled Single Cell and Bi-Cell Electrochemical Devices and              2014
                               Method of Manufacturing Same
5,650,243                      Battery Packaging Construction using Flexible Plastic Barrier           2014
                               Structures
5,655,313                      Apparatus for Fluidized Vacuum Drying and Gas Treatment                 2014
                               for Powdered, Granular, or Flaked Material
5,705,084                      Polymer Alloy Electrolytes for Electrochemical Devices                  2015

5,747,195                      Current collectors for high energy density cells                        2018

5,750,289                      Lightweight current collectors and carriers                             2018

With respect to licensing relationships, the Company has: (i) granted a license to Valence Technology Corporation ("Valence") with respect to certain technology and entered into a cross-license with Valence with respect to certain technology; and (ii) granted certain license/distributorship option rights pursuant to the Japanese consortium technology development agreement noted above.

TECHNOLOGY DEVELOPMENT HISTORY

The Company's advanced rechargeable battery technology is based on nearly fifteen years of specific research and development and nearly forty years of experience in plastics, thin films and emulsions. With the divestiture of Hope Industries in late 1993, the Company successfully raised capital from outside sources, narrowed the Company's focus, and renewed development of its rechargeable battery technology. During 1994, the Company was re-staffed with needed technical personnel, and critical research, including historical test data such as capacity and cycle life, was reconfirmed. During 1995, the Company concentrated its efforts on improving its base line technology in the crucial areas of weight reduction, design flexibility, rechargeability, self-discharge, safety, capacity and cycle life. The research and development effort has also focused on the carbon fiber web used to build the cathode structure, the proprietary lithium metal alloy used as the anode structure, the polymer electrolyte structure, and thermal curing of the polymer as opposed to expensive and complicated electron beam methodology. Improvements have also been made in sealing which has resulted in a patented, fireproof anode concept and improved current-collection technology has been developed through lightweight, embedded fiber construction. The Company has also advanced its technology by developing a solid state lithium-ion polymer battery using proprietary web structures in both the anode and cathode with excellent cycle life and which demonstrate the utility of the Company's manufacturing technology for use in other battery chemistries. During 1996, the Company focused on improving its patented manufacturing approach which is unique to the battery industry. In March 1996, a prototype continuous flow coating and laminating pilot line was installed. Since then, the pilot line has been undergoing continuing upgrade and trial runs. In 1997, the pilot line was upgraded and distribution of pilot line made lithium-ion polymer cells samples processed on the pilot line commenced to selected Original Equipment Manufacturers (OEMs).

During 1998, development and distribution of prototype battery packs commenced to certain OEMs and is on-going. The Company is in the late stages of developing and seeking to commercialize innovative solid-state lithium polymer batteries. As of December 31, 1998, the Company had not generated any product revenues and had no commercial operations. To date, the Company has delivered limited quantities of its battery cells to selected OEMs for evaluation. In early 1999, the Company successfully produced on its pilot manufacturing line a 90 watt hour battery prototype for notebook computers and other portable electronics applications. In January, 1999, the Company delivered to the PC OEM the first battery prototype, which is approximately 8 x 12 inches, -1/4 inch thick and provides run times for up to 10 hours. Based on continuing price declines in the global notebook PC market, the PC OEM has decided to cancel the advanced high-notebook product for which this 90 watt hour battery was intended. However, the OEM has indicated its intention to work with the Company to infuse the technology into a next generation of notebook products.

For the period July 1989 through October 1993, the Company had accumulated net losses attributable to activities associated with the battery technology of $1,801,000. For the period November 1993 through December 1997, the Company had accumulated net losses of $31,240,000 of which $67,000 was incurred during 1993, $3,776,000 was incurred during 1994, $8,849,000 was incurred during 1995, $4,384,000 was incurred during 1996, $14,164,000 was incurred during 1997 (including interest expense of approximately $9,821,000 relating to the beneficial conversion feature of certain debt issued by the Company) and $3,261,000 was incurred during 1998 (including interest expense of approximately $341,000). Therefore, the Company's aggregate accumulated losses for the battery technology through December 1998 are $36,302,000 (including interest expense of approximately $17,841,000 relating to the beneficial conversion features of certain debt issued by the Company and including $1,816,000 of other interest expenses). The Company spent approximately $1,399,000 and $1,899,000 on research and development activities during 1997 and 1998, respectively. These funds were derived from the Company's debt and equity financings as discussed in this report as opposed to operating revenues.

BUSINESS STRATEGY

The Company's business strategy is to commercialize a new generation of solid state lithium-ion polymer and lithium metal polymer batteries based on fifteen years of research and development, a strong patent portfolio covering both the battery construction and manufacturing process unique to the battery industry the establishment of manufacturing operations and distribution channels through the development of strategic alliances with partners of global prominence from whom the Company will seek assistance in bringing the technology to the manufacturing stage and participation in the distribution and sale of the Company's products.. The proprietary technology uses high performance fibers in composite battery structures and low-cost web coating/handling methods for manufacturing. This technology encompasses lithium-ion polymer batteries (market entry in 1998) and lithium alloy polymer batteries (market entry in three to five years). The Company's target market is mobile communications and computing applications which showcase the Company's thin, flat lightweight form factor and long run-times. The

Company's long term objectives include the development and/or licensing of battery technology for a variety of other applications including microelectronics, electric vehicles, aerospace and defense and solar cells. There can be no assurance, however, that the Company will be able to achieve the technological breakthroughs that will be necessary in order to ultimately achieve commercialization and/or obtain financings or generate revenues in order to sustain the Company's on-going research and development phase or to undertake the design and construction of the pilot line and its equipment augmentation, discussed herein, and other manufacturing-related facilities including commercial production at the PMMP and commercial production at the TMP. The TMP, as noted herein, is currently being reassessed by the Company and EMC.

Consummation of corporate alliances is also an important step in the commercialization plan. The Company's strategy contemplates that these corporate partners will bring technology and funding support through equity, joint technology and development programs, licensing of the technology, and manufacturing and distribution rights. Extensive discussions have been and continue to be held with numerous potential corporate partners from the United States, the Pacific Rim and Europe. In March 1996, the Company entered into a two-year technology development agreement (the "1996 Agreement") with a Japanese consortium headed by Mitsubishi Materials Corporation. The LTC-Mitsubishi Materials alliance was successful for both parties. Mitsubishi Materials and LTC expect to continue exchanging appropriate technical information and Mitsubishi Materials has expressed its intention to remain as a shareholder of LTC. According to the terms of the 1996 Agreement, certain provisions pertaining to technology ownership, option rights for manufacturing and distribution of LTC's future lithium alloy polymer battery products, and confidential treatment of information, survived the March 1998 expiration of the 1996 Agreement.

As the Company has reported in its September 30, 1998 report on Form 10-QSB, no commitments were received, or have since been received, by the Company for the purchase of $22,000,000 of redeemable convertible preferred stock the Company sought to issue in order to raise capital. The Company, with the advice of its investment banking firm determined not to proceed with the 1998 offering and the Company is currently evaluating and reformulating its financial objectives and strategies in conjunction with its technology development and manufacturing strategies. The decision not to proceed with the 1998 offering was based on several factors including the global economic down cycle as well as unfavorable conditions in the domestic and international securities markets during the third fiscal quarter for 1998 (particularly in the Far East where significant investment interest in the Company is potentially located), and a significant decrease in the market price for the Company's common stock with the potential adverse consequence on the pricing of the 1998 offering and resulting dilutive effect to the Company's existing shareholders. In connection with this re-evaluation the Company is currently developing several strategies to address the Company's needs for manufacturing capacity and working capital for short-term applications and longer-term applications, inclusive of bridge financing. No commitments relative to these strategies have been received by the Company as of the date of this report and there can be no assurance that commitments will be obtained on terms favorable and acceptable to the Company.

There can be no assurance that the incremental capital needed to attain commercial viability of the Company's battery technology through the year 2000 will be obtained, which the Company currently estimates at approximately $18,000,000 (without regard to the capital requirements for the development of any manufacturing capacity). If the Company is unable to raise sufficient capital, it will be forced to curtail research and development expenditures which, in turn, will delay and could prevent, the completion of the commercialization process.

The Company is also actively seeking other strategic partners to assist in the commercialization of its lithium-ion polymer technology and has had discussions with a number of globally prominent companies in this regard, although there can be no assurance as to the consummation of any such strategic alliances. As noted above, in December 1997, the Company had entered into a letter of intent to establish a strategic manufacturing joint venture with EMC contemplating a 194,000 square foot joint venture manufacturing facility in Taiwan. During 1998, the Company and EMC mutually agreed to reassess the manufacturing facility in Taiwan as originally contemplated by the letter of intent and the level of potential financial involvement by the Company in the joint venture in light of the Company's decision, as discussed above, not to proceed with the Company's 1998 securities offering. In May 1998, the Company entered into the 1998 TDA (as defined above) with the PC OEM (as defined above) contemplating the development of a specific battery for the PC OEM's notebook computers. The PC OEM subsequently decided to cancel the advanced high-end notebook product for which the Company's battery was intended. Accordingly, the Company will not receive from the PC OEM the latter two of three milestone equity investments contemplated by the 1998 TDA, although the PC OEM intends to continue to work with the Company to develop the company's technology into a next generation of notebook products. In June, 1998, the Company entered into an agreement with the Ben Franklin Technology Center of Southeastern Pennsylvania to undertake an advanced battery research and development project with Temple University. The agreement provides funding for a collaborative effort on the part of the Company and Temple to develop an advanced solid polymer electrolyte for the Company's next generation of rechargeable lithium-ion polymer batteries. In January, 1999, the Company signed a letter of intent with the Hengdian Group, of mainland China, to enter into a joint venture to manufacture rechargeable lithium-ion polymer batteries in China using the Company's patented and proprietary technology with the year 2000 as a target for initial commercial production. In February, 1999, the Company received a small purchase order from the NASA Lewis Research Center for twenty large prototype lithium-ion polymer cells.

During March 1996, a benchtop continuous flow coating/laminating pilot line was installed by the Company. This line has been used to further define the Company's manufacturing technology, to sharpen manufacturing cost estimates, produce market test samples and then serve as the initial production facility for battery cells which will be assembled into battery packs for Original Equipment Manufacturer ("OEMs"). The Company has already begun multi-cell configuration designs for battery packs of two specific electronic devices of two OEMs. Thereafter, based on design data obtained from the pilot line, the Company must successfully augment the pilot line equipment in establishing the Plymouth Meeting Manufacturing Plant (PMMP) reflecting the cost, quality, reliability, and performance required for the various target market applications. It is anticipated that the PMMP and associated equipment will cost approximately $4.0 million to construct in the 1999-2000 time frame.

The Company's development and commercialization plan currently has the following milestones:

         (i) hand-made cell samples tested by potential strategic partners in 1995 (accomplished);

         (ii) installation of a pilot line continuous flow coating and laminating unit in first quarter of 1996 (accomplished);

         (iii) upgrade of the pilot line and distribution of lithium-ion polymer cell samples made on the pilot line to selected Original Equipment Manufacturers (OEMs) beginning in early 1997 (accomplished);

         (iv) distribution of prototype battery packs to selected OEMs in early 1998 (on-going);

         (v) installation of packaging equipment at PMMP, with initial commercial production at PMMP in late 1999 or early 2000;

         (vi) initial production at the Taiwan Factory subject to the reassessment of the TMP as noted above; and

         (vii) construction of additional manufacturing facilities in Asia, the United States and Europe in the 2000-2001 time frame once market demand exceeds initial manufacturing capacity.

The PMMP, according to the Company's current strategy, will be located within the Company's existing facility in Plymouth Meeting, Pennsylvania. Plant equipment augmentation will require approximately 12 months. The Company intends to finance the overall estimated $18 million total required for capital equipment, plant augmentation and operating expenses at Plymouth Meeting in order to bring the Company to the initial commercial production stage in late 1999 or early 2000. The Company has thus far successfully raised approximately $14.8 million through the private sale of its securities including the sale of $5.5 million of the 1997 Notes described above. There can be no assurances that the approximately $18 million in incremental capital still needed for attaining commercial viability of the Company's battery technology through the year 2000 will be obtained. If the Company is unable to raise sufficient capital, it will be forced to curtail research and development expenditures which, in turn, will delay, and could prevent, the completion of the commercialization process. See "Management's Discussion and Analysis -- Liquidity, Capital Resources, and Financial Conditions".

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

The Company believes that its focus on the manufacturing process presents superior commercialization potential, since it has a lower cost potential and can be readily adapted to run various component chemistries including lithium-ion polymer. Additionally, its "web" construction has the inherent ability to provide higher energy densities and to accept future technological advances. The Company believes that its lithium-ion polymer and lithium-alloy polymer battery products also will be competitively superior from an environmental point of view because the Company's batteries can be disposed of with less risk of adverse impact on the environment due to the design features and the materials utilized in the Company's product.

RAW MATERIALS

Certain materials used in the Company's products are available only from a limited number of sources. The industry currently has sufficient capacity to meet the Company's needs. However, there can be no assurances that sources and the currently adequate supply of raw materials will continue.

EQUIPMENT AND FACILITIES

The Company has outfitted a modern research and development facility with appropriate equipment and instrumentation. At 12,400 square feet, this modern facility has sufficient space to meet the Company's near-term needs, including the DMF and pilot manufacturing line. In 1998, the Company received a Semi-Automatic Cell Packaging and Filling machine. This new piece of equipment is one of the central elements of the Company's capital investment program to expand and upgrade its continuous flow production line.

EMPLOYEES

During the last five years, the Company hired a new management team and a core technical staff. The staff has the required expertise in technology, commercialization, process development, battery engineering, electrochemistry international marketing, fund-raising and strategic alliance development. In May, 1998, the Company hired three technical employees. As of December 31, 1998, the Company had a total of 17 employees, of whom 14 were employed full-time by the Company. The Company anticipates that it will need to hire approximately 11 additional employees in order to advance the Company's manufacturing scale-up in 1999. The Company believes that individuals having appropriate expertise are readily available in the workforce at compensation levels consistent with the Company's business plan and compensation policies

GOVERNMENT REGULATION, SAFETY, ENVIRONMENTAL COMPLIANCE

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

                           GLOSSARY OF TECHNICAL TERMS
Alkaline Metals........................  The elements which are in Group 1A of the Periodic Table including lithium, sodium and potassium.
Anode..................................  The electrode in a battery which releases electrons to an external circuit and ions into the electrolyte.
Cathode................................  The electrode in a battery which accepts electrons from the external circuit and ions from the electrolyte.
Electrolyte............................  The medium in a battery which provides the ion transport mechanism between the anode and cathode.
Electron...............................  An elementary particle having a negative charge.
Energy Density.........................  The total quantity of electrical energy in a battery, expressed as a function of volume (e.g., Watt-hours per liter) or weight (e.g., Watt-hours per kilogram).
Ion....................................  An atom or a molecule that has acquired an electrical charge by the loss or gain or electrons.
Laminated Battery......................  A battery composed of thin sheets of anode, electrolyte and cathode that have been bonded together.
Lead Acid Battery......................  A rechargeable battery with electrodes made of lead compounds and with an electrolyte containing acid.
Lithium................................  A soft, low density alkali earth metal with high electrochemical potential.
Lithium Polymer Battery................  A battery which has a polymer electrolyte rather than the liquid electrolyte found in conventional batteries. Also known as "solid state" or "plastic"
                                         batteries.
Lithium Metal Polymer Battery..........  A lithium polymer battery which uses pure lithium foil or lithium alloy foil as the anode and lithiated oxides in the cathode.
Lithium-Ion Polymer Battery............. A lithium polymer battery which uses lithiated graphite or carbon anode rather than lithium metal foil and lithiated oxides in the cathode.
Memory Effect..........................  The undesirable characteristic of NiCd batteries to lose energy storage capacity on each recharge after a partial discharge.
Polymer................................  A large molecule that is made by bonding together many smaller identical molecules.
Primary Battery........................  A battery that is not rechargeable.
Rechargeable Battery...................  A battery that, after discharge, may be restored close to the fully charged state by the passage of electric current through the battery in the opposite direction to that of discharge.
Self-Discharge Rate....................  The rate at which a charged battery loses energy while not in use.
Web....................................  A non-woven net composed of thin fibers that have been randomly placed in all directions and bonded together to form an open mesh structure of continuous length.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases a 12,400 square foot research facility and corporate headquarters in a free-standing building at 5115 Campus Drive in Plymouth Meeting, Pennsylvania, near Philadelphia. This facility includes sufficient laboratory and office space to allow the Company to expand its research efforts and to construct its DMF and the pilot manufacturing line. The lease commenced on November 1, 1994 for a term of 5 years with a base rent of $122,400 per year. Management expects that the facility will be suitable for the Company's currently planned operations. The Company believes that its properties and assets are adequately covered by appropriate insurance.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

MARKET INFORMATION

The Company's common stock is traded only in the over-the-counter markets, and "bid" and "asked" price quotations of dealers who make a market in the common stock are quoted on the NASD Electronic Bulletin Board. The Company's common stock is traded under the symbol "LITH". The following table sets forth certain information with respect to the high and low bid prices for the Company's common stock as of the close of each of the four calendar quarters of 1998 and 1997 and as of the last practical date prior to the date of this Report. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.


                                                       Bid Prices for Common
                                                       ---------------------
Stock
-----
                                                        High          Low
                                                        ----          ---
1998
Fourth Quarter                                          $.45          $.23
Third Quarter                                           $.90          $.35
Second Quarter                                          $1.04         $.83
First Quarter                                           $1.20         $.84375

1997
Fourth Quarter                                          $1.45         $0.89
Third Quarter                                           $1.4375       $0.75
Second Quarter                                          $1.00         $0.34375
First Quarter                                           $1.4375       $0.5625

As of December 31, 1998, there were approximately 692 holders of record of the Company's common stock.

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

RECENT SALES OF COMMON STOCK

In May 1996, the Company issued an aggregate of 1,650,000 warrants to two consultants pursuant to the terms of consulting agreements entered into by the Company. These warrants included certain anti-dilutive provisions which as of September 22, 1997 had entitled the two consultants to purchase approximately 2,640,000 shares of the Company's common stock at exercise prices of $0.96 and $1.60 per share. In December 1997, in consideration for (i) removing all anti-dilution provisions (except for those activated by a stock split, reverse stock split or a stock dividend) and (ii) reducing the term of the warrants from ten years to five years and for other consideration, the Company amended the warrants to the two consultants by increasing the aggregate amount to 3,080,000 warrants at an exercise price of $0.85 per share and reduced the warrant exercise period from ten years to five years. In addition, the consulting agreements were terminated upon payment of an additional $150,000 to the two consultants.

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

During 1998, the Company granted an aggregate of 26,668 common stock options pursuant to the Directors Stock Option Plan and an aggregate of 112,000 common stock options pursuant to the 1994 Stock Incentive Plan.

Additionally, during 1998, the Company granted an aggregate of 1,964,059 common stock options pursuant to the Company's 1998 Stock Incentive Plan.

In May 1998, the Company reached agreements to settle lawsuits with a former director of the Company and the Company's former legal counsel. As a result of the agreements, the Company issued 125,000 shares of its Common Stock, received a cash settlement payment and eliminated an accrued liability.

Also during 1998, pursuant to the terms of the Company's technology development agreement with a global notebook computer manufacturer (See "Liquidity, Capital Resources and Financial Condition"), the Company issued 142,857 shares of Common Stock to the computer manufacturer as payment for $100,000 advanced to the Company.

In 1998, the Company issued 1,669,634 shares of its common stock in payment of interest due for the first year on the $5.5 million principal amount of the 1997 Notes. In January 1999, the principal of these $5.5 million 1997 Notes was converted into 19,642,857 shares of the Company's common stock, and 562,647 shares of the Company's common stock were issued to pay accrued interest through the conversion date.

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

GENERAL

The Company is a development stage company engaged in the business of developing and seeking to commercialize unique, solid state, lithium-ion polymer and lithium metal polymer rechargeable batteries. The Company has generated no revenues from operations and has no commercial operations to date. The Company has been unprofitable since inception, expects to incur substantial additional operating losses over the next few years and needs significant additional financing to repay existing indebtedness and to continue the development and commercialization of its technology. The Company does not expect to generate any significant revenues from operations during the fiscal year ending December 31, 1999. The Company believes that its battery technology, which is currently in the prototype development phase, is capable of providing up to four times the performance of current rechargeable batteries. The Company's objective is the commercialization of such technology, inclusive of moving from laboratory-scale product prototypes and related prototype processes to full scale market introduction, achieving cost-competitiveness, and constructing a manufacturing plant. The Company's commercialization focus is on the rapidly growing portable electronics market segment (notebook computers and wireless communications devices). The Company's patented and proprietary composite cell construction and low-cost manufacturing process are equally applicable to lithium-ion polymer technology or lithium metal polymer technology. The Company intends to pursue both chemistries for specific portable electronics applications.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

The Company has financed its operations since inception with convertible debt and private placements of common and preferred stock and has raised approximately $14.8 million, including, most recently, $5.5 million from the September 1997 sale of convertible notes described herein (the "1997 Notes").

The Company believes that as of December 31, 1998, it has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately May 1999 other than financing for the development of manufacturing capacity, based on the Company's current strategies and subject to the uncertainties discussed in this report. The Company does not currently have sufficient cash to achieve all its development and production objectives, including the 1999 installation of the pilot manufacturing line. Continuation of the Company's operations is dependent upon its ability to raise additional financing. In order to raise sufficient capital for its future growth, the Company will be required to sell additional debt or equity securities.

At December 31, 1998, the Company had cash and cash equivalent of $1,073,000, fixed assets of $463,000 and other assets of $591,000. The Company's total liabilities were $6,154,000 consisting of accounts payable, accrued salaries, and accrued expenses in the amount of $654,000 and the 1997 Notes due July 1, 2002 in the amount of $5,500,000 (which $5,500,000 1997 Notes were converted into common stock subsequent to December 31, 1998 as discussed below). The Company had net working capital of $513,000 on December 31, 1998.

The Company's net working capital was decreased by approximately $2,459,000 from December 31, 1997 to December 31, 1998. The Company's cash and cash equivalents (including cash held in escrow at December 31, 1997) decreased by approximately $2,763,000 from December 31, 1997 to December 31, 1998. The decrease in net working capital and in cash and cash equivalents is attributable primarily to normal on-going activities of the business.

The Company's stockholders deficiency was $3,933,000 at December 31, 1998, after giving effect to an accumulated deficit of $43,167,000 which consisted of $36,302,000 accumulated deficit during the development stage from July 21, 1989 through December 31, 1998 and $6,865,000 accumulated deficit from prior periods. The Company expects to incur substantial operating losses as it continues its commercialization efforts.

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

On September 22, 1997, the Company entered into a Senior Secured Convertible Note Purchase Agreement (the "1997 Note Purchase Agreement") with Lithium Link LLC (the "Lender") for the sale of $5.5 million of the Company's Senior Secured Convertible Notes (the "1997 Notes"). In January 1999, the 1997 Notes were converted into 19,642,857 shares of the Company's Common Stock and 562,647 shares of the Company's Common Stock were issued to pay accrued interest to the conversion date. Interest accrued at 8.5% and was payable annually, at the Company's election in cash or the Company's Common Stock. The principal of the 1997 Notes was payable on or before July 1, 2002. The 1997 Notes were convertible into the Company's Common Stock at a conversion price of $.28 per share. In 1997, the Company recorded the intrinsic value of the beneficial conversion feature of the 1997 Notes as a charge to interest expense of $9,821,000. The holders of the 1997 Notes have two demand registration rights and "piggyback" registration rights, subject to conditions set forth in the Note Purchase Agreement.

In May 1998, the Company entered into a technology development agreement with a global notebook computer manufacturer for the Company to provide its proprietary rechargeable lithium-ion polymer batteries for an advanced notebook application. Under the terms of the agreement, the manufacturer was to invest up to $1,000,000 in the Company for 1,428,571 shares of Common Stock. Of this amount, $100,000 was advanced to the Company and 142,857 shares of Common Stock were issued to the computer manufacturer. In December 1998, development activities were curtailed based upon adverse market conditions which the computer manufacturer was experiencing with certain of its notebook products. As a result, the Company will not receive the remaining $900,000 equity investment contemplated under the agreement, although the computer manufacturer intends to continue to work with the Company to develop the Company's technology into a next generation of notebook products.

In May 1998, the Company reached agreements to settle lawsuits pursuant to which the Company issued 125,000 shares of its Common Stock, received a cash settlement payment and eliminated an accrued liability, the net effect of which was the receipt of approximately $505,000.

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

There can be no assurances that the incremental capital needed for attaining commercial viability of the Company's battery technology, will be obtained, which the Company estimates at approximately $18,000,000 (without regard to the capital requirements for the development of any manufacturing capacity).

The $18,000,000 is comprised as follows (i) $10,000,000 for working capital through the fourth quarter of 2000; (ii) $4,000,000 for capital and equipment
(iii) $2,500,000 for technology licensing; and (iv) $1,500,000 for fees and legal expenses. If the Company is unable to raise sufficient capital, it will be forced to curtail research and development expenditures which, in turn, will delay, and could prevent, the completion of the commercialization process.

As discussed above in this report, the Company has entered into two letters of intent: one with Elite Material Co., Ltd. (EMC) contemplating a joint venture manufacturing facility in Taiwan (Taiwan Manufacturing Plant - TMP) and one with the Hengdian Group in Mainland China. The implementation and completion of either or both of these projects will require the Company to make material commitments for capital expenditures to the extent contained in definitive agreements as entered into in furtherance of the current letters of intent. See "Description of Business -- Overview and Recent Developments." The Company's current estimates of these capital requirements and expected sources of funds are included in the discussion above relating to the Company's $18 million estimate of the incremental capital needed for attaining commercial viability of its battery technology.

RESULTS OF OPERATIONS

The Company had no revenues from commercial operations for the years ended December 31, 1998 and 1997. Engineering, research and development expenses were $1,899,000 for the year ended December 31, 1998 compared to $1,399,000 in 1997. The increase of $500,000 results from increased contract research activities and increased lab supplies and salaries as the Company continues to accelerate its commercialization efforts.

General and administrative expenses were $1,770,000 for the year ended December 31, 1998 compared to $1,654,000 in 1997. The increase of $116,000 was due to increased legal costs offset by decreased consulting expenses.

Interest expense decreased to $341,000 (net of interest income of $126,000) for the year ended December 31, 1998 compared to $1,290,000 (net of interest income of $86,000) in 1997. The decrease in interest expense for the comparable periods is attributable to the Company's convertible term notes and the issuance of certain additional shares in connection with the Company's exercise of its right to extend the maturity date for repayment of the Convertible Notes. The Company also recorded in 1997 the intrinsic value of the beneficial conversion feature of the Senior Secured Convertible Notes as a charge to interest expense of $9,821,000.

PLAN OF OPERATIONS FOR THE COMPANY

The Company's strategy is to commercialize a new generation of solid state lithium-ion polymer and lithium metal polymer batteries based on fifteen years research and development and a strong patent portfolio covering both the battery construction and manufacturing process unique to the battery industry. The proprietary technology uses high performance fibers in composite battery structures and low-cost web coating/handling methods for manufacturing. This technology encompasses lithium-ion polymer batteries (product development completed in 1998) and lithium alloy polymer batteries (product development completed in three to five years). The Company's target market is mobile communications and computing applications which showcase the Company's thin, flat lightweight form factor and long run-times. The Company's long term objectives include the development and/or licensing of battery technology for a variety of other applications including microelectronics, electric vehicles, aerospace and defense and solar cells. There can be no assurance, however, that the Company will be able to achieve the technological breakthroughs that will be necessary in order to ultimately achieve commercialization and/or obtain financings or generate revenues in order to sustain the Company's on-going research and development phase or to complete the construction of the commercial production capability at the Plymouth Meeting Manufacturing Plant (PMMP) and commercial production at the Taiwan Manufacturing Plant (TMP) (subject to the reassessment of the TMP as noted above) or the Hengdian joint venture plant.

During the last five years, the Company recruited a new management team and a core technical staff with commercialization and battery technology expertise. A modern research facility was leased in late 1994 and product development has continued at an accelerated pace. At December 31, 1998, the management team and technical staff consisted of fourteen full-time employees. The staff has the required expertise in technology, commercialization, process development, battery engineering, electrochemistry and strategic alliance development. During 1996, the Company entered into employment agreements with Thomas R. Thomsen as the Company's Chief Executive Officer, David J. Cade as the Company's President and Chief Operating Officer, and Dr. George R. Ferment as the Company's Executive Vice President and Chief Technical Officer. In May 1997, these employment agreements were extended for one year. In June 1998, the Company extended Mr. Thomsen's agreements as of May 1, 1998, through December 31, 1998. Also, in June 1998, the Company extended Messrs. Cade and Ferment's employment agreements for one year on the same terms and conditions except that no new options were granted.

The Company's development and commercialization plan currently has the following milestones:

         (i) hand-made cell samples tested by potential strategic partners in 1995 (accomplished);

         (ii) installation of a pilot line continuous flow coating and laminating unit in first quarter of 1996 (accomplished);

         (iii) upgrade of the pilot line and distribution of lithium-ion polymer cell samples made on the pilot line to selected Original Equipment Manufacturers (OEMs) beginning in early 1997 (accomplished);

         (iv) distribution of prototype battery packs to selected OEMs in early 1998 (on-going);

         (v) installation of packaging equipment at PMMP, with initial commercial production at PMMP in late 1999 or early 2000;

         (vi) initial production at the Taiwan Factory subject to the reassessment of the TMP as noted above; and

         (vii) construction of additional manufacturing facilities in Asia, the United States and Europe in the 2000-2001 timeframe once market demand exceeds initial manufacturing capacity.

The Company estimates that completion of phases (iv) and (v) through the end of 1999 will cost the Company approximately $18 million in capital expenditures and operating costs. There can be no assurances that the Company will meet these development milestones on the time schedule outlined above. In connection with achieving and implementing manufacturing capability and commercialization, the Company expects to hire significant additional personnel.

During March 1996, a continuous flow coating/laminating line -- referred to previously in this "Plan of Operation" as the pilot line -- was installed by the Company. This line has been used to further define the Company's manufacturing technology, to sharpen manufacturing cost estimates, and then serve as the initial production facility for battery cells which will be manually assembled into battery packs for Original Equipment Manufacturer ("OEM") customers. Thereafter, based on design data obtained from the pilot line, the Company must successfully augment the pilot line equipment to construct a manufacturing line (Plymouth Meeting Manufacturing Plant --

PMMP) reflecting the cost, quality, reliability, and performance required for the various target market applications. It is anticipated that the PMMP will cost approximately $4.0 million to construct in the 1999-2000 time frame. The PMMP will be located within the Company's existing facility in Plymouth Meeting, Pennsylvania. During the next twelve months after the date of this report, the Company expects to incur expenses of approximately $4.0 million for the purchase of equipment and services at the PMMP based on the Company's current strategies and subject to the uncertainties discussed in this report and the availability of capital. The Company intends to finance the overall estimated $18 million total capital equipment and operating expense required to bring the Company to the initial commercial production stage at late 1999 or early 2000 by means of private and/or public equity or debt financings.

The Company does not currently have sufficient cash to achieve all its development and production objectives, including the 1999-2000 completion of the PMMP. As noted above (See "Liquidity, Capital Resources, and Financial Condition") the Company believes that as of December 31, 1998 it has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately May 1999 based on the Company's current strategies and subject to the uncertainties discussed in this report. In order to raise sufficient capital to fund its operations, the Company will be required to sell additional debt or equity securities. Such new capital is planned to be sought from several sources, including strategic partners, although the Company has no commitments for new capital as of the date of this report. The Company is also seeking to raise additional capital for its activities beyond 1999, which may result in substantial dilution to the Company's existing stockholders. The Company will seek to expand its strategic alliances which would provide capital from joint development programs, license fees or an additional equity investment. Discussions are continuing with companies in Japan, Korea, Taiwan, Europe and the United States. However, there can be no assurances that additional capital will be available to the Company on a timely basis or on acceptable terms. In addition, there can be no assurance that the Company will be able to meet the technological objectives and/or satisfy the capital requirements that the Company believes are necessary to convert battery technology into successful commercial products. There can be no assurance that the Company's products will generate any revenues, will not encounter technical problems when used, will be successfully marketed, will be produced at a competitive cost, or will achieve customer acceptance or, if commercial products are developed and revenues produced, that the Company will be profitable. The likelihood of the success of the Company must be weighed against the problems, expenses, difficulties, complications and delays frequently encountered in developing and marketing a new product.

YEAR 2000

The Company is in the process of conducting a review of its computer and business systems to identify and address any problems that the systems may have with correctly interpreting and processing date information as the year 2000 approaches. The Company's review includes a series of initiatives to ensure that the Company's computer equipment and software will function properly into the next millennium. Computer hardware and software includes systems generally thought of as information-technology dependent, such as accounting, data processing, and telephone equipment ("IT systems"), as well as systems not obviously information-technology dependent, such as battery manufacturing and testing equipment, telecopier machines and securities systems ("non-IT systems"). These systems may contain embedded technology, which requires that the Company's review include broad identification, assessment, remediation and testing efforts.

Based upon its identification and assessment efforts to date, the Company believes that certain of its IT systems will require replacement or modification. In addition, in the ordinary course of business, the Company periodically replaces computer equipment and software, and in so doing, seeks to acquire only year 2000 compliant software and hardware. The Company plans to complete its assessment of its non-IT systems by mid 1999. The Company presently believes that its planned modifications or replacements of existing IT systems and non-IT systems will be completed on a timely basis so as to avoid any of the potential year 2000-related disruptions or malfunctions of the computer equipment and software it has identified.

As a development stage enterprise, the Company has not yet established any significant customer relationships, whereby year 2000 compliance or non-compliance might materially affect the Company's operations. At this point in the review process, the Company cannot reasonably estimate the cost of achieving year 2000 compliance; however, the Company does not anticipate the cost of implementing its year 2000 efforts to be material. As and when the Company transitions from the development stage to significant commercial manufacturing operations, the Company plans to determine the year 2000 readiness of its then key suppliers, identify alternative sources for materials and services in the event that lack of year 2000 compliance is indicated, and make inquiries regarding the year 2000 readiness of any potential strategic partners. Management is continuing to examine the year 2000 issues as they potentially impact the Company, and will be developing contingency plans as necessary.

SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Statements contained in this report that are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those stated in the forward-looking statements. Factors that could cause actual results to differ materially include, among others: general economic conditions, changes in laws and government regulations, fluctuations in demand for the Company's products, the Company's ability to consummate strategic alliances, technology development problems, and the Company's ability to successfully finance future plant and equipment plans, as well as its current ongoing operations.

ITEM 7.    FINANCIAL STATEMENTS


   The Company's financial statements, as itemized below, appear in a separate section of this report following Item 13

   Independent Auditors' Reports

   Consolidated Financial Statements:....................................... F-2 to F-3

   Consolidated Balance Sheet at December 31, 1998 and December 31, 1998
   (Pro Forma).............................................................. F-4

   Consolidated Statements of Operations for the Years Ended December 31,
   1998 and 1997 and the Period from July 21, 1989 (Date of Inception) to
   December 31, 1998........................................................ F-5

   Consolidated Statements of Changes in Stockholders' Deficiency for the
   Period from July 21, 1989 (Date of Inception) to December 31, 1998....... F-6 to F-10

   Consolidated Statements of Cash Flows for the Years Ended December 31,
   1998 and 1997............................................................ F-11 to F-12

   Notes to Consolidated Financial Statements............................... F-13 to F-23

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          In 1997, the Company terminated its engagement of its previous independent accounting firm and engaged the firm of Deloitte & Touche, LLP as reported in the Company's reports on Form 8-K dated December 18, 1997 and December 23, 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information concerning the directors and executive officers of the Company as of the date of this report:

          NAME                                 AGE        POSITION
          ----                                 ---        --------
          Thomas R. Thomsen                    63         Chairman of the Board and Chief Executive Officer
          David J. Cade                        61         Director, President and Chief Operating Officer
          George R. Ferment                    59         Director, Executive Vice President of Operations and
                                                          Chief Technical Officer
          Stephen F. Hope                      56         Director
          Barry Huret                          61         Director
          Ralph D. Ketchum                     72         Director
          Arif Maskatia                        49         Director
          John McFeeley                        53         Director
          John D. McKey, Jr.                   55         Director
          William D. Walker                    57         Treasurer and Chief Financial Officer

Thomas R. Thomsen was appointed Chief Executive Officer of the Company on May 9, 1996. Mr. Thomsen was elected a director of the Company, effective February 22, 1995, and was elected Chairman of the Board of the Company, effective August 7, 1995. Mr. Thomsen was President of AT&T Technology Systems from 1983 to 1990 and was a director of AT&T Credit Corp., Sandia Corporation and Rennselear Polytechnic Institute from 1984 to 1990. Mr. Thomsen currently serves as a director of Transcypt International Corporation and the TPA Foundation and is on the Executive Committee of the University of Nebraska Technology Park, L.L.C. Mr. Thomsen holds a Master's Degree from MIT and a BSME from the University of Nebraska.

David J. Cade was elected President and Chief Operating Officer of the Company in May 1996. Mr. Cade served as the Company's Vice President of Marketing from August 1994 to May 1996 and was elected as an officer in October 1994. Mr. Cade was elected a director of the Company in August, 1997. Mr. Cade has over thirty years of experience in senior business development, marketing, sales and international strategic alliances in global telecommunications systems, electronics and information technologies. From February 1988 to October 1992, Mr. Cade was Senior Vice President of Marketing and Business Development for COMSAT Systems Division and from

October 1992 until April 1994, Mr. Cade was Vice President of Sales and Marketing at Interdigital Communications Corporation, a Philadelphia company that manufacturers wireless telephone systems for customers worldwide. Previously, Mr. Cade held managerial positions with AT&T, Martin Marietta (now Lockheed Martin) and the Department of Defense. Mr. Cade holds an MBA from Syracuse University and an undergraduate degree from the University of Illinois.

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

Stephen F. Hope currently serves as a director of the Company and was President, Chairman of the Board and Treasurer of the Company from October 1990 through April 1994. He is a director of Lithion Corporation, a wholly-owned subsidiary of the Company. Mr. Hope has an ongoing consulting arrangement with the Company with respect to the battery technology that is being developed by the Company. He received a B.A. from Dartmouth University in 1965 and is a member of the Society of Manufacturing Engineers and the Society of Photo-Finished Engineers. Mr. Hope was Director and the President of Hope Industries, Inc., a previously wholly-owned subsidiary of the Company, from 1985 through December 1993. Hope Industries, Inc. filed for reorganization under the Bankruptcy Code in April 1993 and its Plan of Reorganization was confirmed on May 6, 1994.

Barry Huret was elected a Director of the Company on December 21, 1998. Mr. Huret is the President and CEO of Huret Associates, Inc., Yardley, PA, a management and battery consulting company. Previously, from 1982-1997, he served as the Assistant General Manager, Division Head - OEM Battery Sales Group for the Panasonic Industrial Company, Secaucus, New Jersey. He holds an MBA with Distinction from the New York University, Graduate School of Business and a B.A. with Honors in Economics from Cornell University, Ithaca, New York.

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

Arif Maskatia was elected a director of the Company, effective February 23, 1999. Mr. Maskatia has over 26 years of experience in the computer industry. He presently is Vice President of the Advanced Technology & Portable Development Group for Acer Advanced Labs in San Jose, California, responsible for development of new notebook computer platforms. Prior to joining Acer, he held senior technology development positions with Zenith Data Systems and Alcatel/ITT Information Systems. Mr. Maskatia holds Bachelors and Masters degrees in electrical engineering from Cornell University.

Dr. John McFeeley was elected a Director of the Company on December 21, 1998. Dr. McFeeley has been with the Polaroid Corporation, Cambridge, Massachusetts from 1971 to the present, where he served as Senior Program Manager from 1989 - 1997 and became Distinguished Engineer in 1997. Dr. McFeeley holds a B.S., M.S. and Ph. D. in Chemical Engineering from the Polytechnic Institute of Brooklyn.

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

William H. Chu, formerly a director of the Company, resigned from the Board effective December 1, 1998.

Gerald Labush, formerly a director of the Company, resigned from the Board effective February 23, 1999.

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

Based solely on the Company's review of the copies of such forms and any amendments, if any, it has received, the Company believes that all of its officers, directors and greater than ten percent (10%) beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 1998, except as follows: each of Thomas R. Thomsen, the Company's Chairman and Chief Executive Officer, David J. Cade, the Company's President and Chief Operating Officer, George R. Ferment, the Company's Executive Vice President of Operations and Chief Technical Officer, Stephen F. Hope, Ralph D. Ketchum, Gerald M. Labush and John
D. McKey, Jr., each a Director of the Company, and William D. Walker, the Company's Chief Financial Officer, and Gretchen N. Deming, the Company's Secretary, filed, in February, 1999, a Form 5 disclosing one late Form 4 with respect to one transaction. William H. Chu, a former Director, filed one late Form 5.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid by the Company during the three years ended on December 31, 1998 to (i) the Chief Executive Officer of the Company and (ii) all other executive officers of the Company, or any of its subsidiaries, who were serving in such capacity on December 31, 1998 and received total salary and bonus in excess of $100,000 during fiscal year 1998 (collectively, "Named Executive Officers"). Unless otherwise noted, the figures used in this "Executive Compensation" section have been adjusted to reflect the effect of the Company's one-for-thirty reverse stock split on February 8, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                                                                         COMPENSATION
                                                                                       AWARDS SECURITIES
                                                 ANNUAL                                    UNDERLYING
NAME AND PRINCIPAL                            COMPENSATION                               OPTIONS/SARS (#)
             POSITION            YEAR            SALARY           BONUS
Thomas R. Thomsen,               1998          $185,000 (2)       $  0                      310,000 (4)
    Chairman of the Board of     1997          $185,000 (2)       $  0                      413,334 (3)
    Directors and Chief          1996          $118,708 (2)       $  0                       13,334
    Executive Officer (1)
David J. Cade, President and     1998          $148,750           $  0                      528,029 (8)
    Chief Operating Officer (5)  1997          $140,000           $15,000                   189,314 (6)(7)
                                 1996          $134,711           $  0                      266,667
George R. Ferment,               1998          $138,750           $  0                      528,029 (12)
    Executive Vice President of  1997          $130,000           $15,000                   221,370 (10)(11)
    Operations and Chief         1996          $126,474           $  0                      200,001
    Technical Officer (9)

(1) Thomas R. Thomsen was appointed Chief Executive Officer of the Company on May 9, 1996.

(2) Based on Mr. Thomsen's annual salary of $185,000 as provided for in his employment agreement dated May 5, 1996. Mr. Thomsen volunteered to defer his annual salary until October 1997 and again in October 1998. The Company has been accruing the full amount of his annual salary during this period. In 1997, the Board of Directors approved the issuance of 246,623 shares of the Company's common stock to Mr. Thomsen in satisfaction of $100,000 of accrued but unpaid salary.

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

(4) Mr. Thomsen was granted 310,000 stock options on December 18, 1998 at an exercise price of $0.28 per share.

(5) David J. Cade was appointed the Company's President and Chief Operating Officer on May 9, 1996. Mr. Cade was also elected a Director of the Company on August 5, 1997.

(6) Mr. Cade was granted 133,333 stock options on July 24, 1996 at an exercise price of $1.33 and 55,981 stock options on December 11, 1996 at an exercise price of $0.78. These 189,314 stock options and 166, 667 stock options granted in 1994 and 1995 were cancelled on November 1, 1997 and replaced the same day with a grant of 355,981 stock options exercisable at $0.58 per share in connection with the repricing of employees' options. (See "Executive Compensation - Stock Option Repricing" for details).

(7) Mr. Cade was granted 316,001 stock options on December 2, 1997 at an exercise price of $1.00.

(8) Mr. Cade was granted 528,029 stock options on December 18, 1998 at an exercise price of $0.28 per share.

(9) George R. Ferment was appointed the Company's Executive Vice President of Operations and Chief Technical Officer on May 9, 1996. Dr. Ferment was also elected a Director of the Company on August 5, 1997.

(10) Dr. Ferment was granted 133,333 stock options on July 24, 1996 at an exercise price of $1.33 and 88,037 stock options on December 11, 1996 at an exercise price of $0.78. These 221,370 stock options and 166,668 stock options granted in 1994 and 1995 were cancelled on November 1, 1997 and replaced the same day with a grant of 388,038 stock options exercisable at $0.58 per share in connection with the repricing of employees' options. (See "Executive Compensation - Stock Option Repricing" for details).

(11) Dr. Ferment was granted 316,000 stock options on December 2, 1997 at an exercise price of $1.00.

(12) Dr. Ferment was granted 528,029 stock options on December 18, 1998 at an exercise price of $0.28 per share.

OPTION GRANTS IN FISCAL YEAR 1998

The following table sets forth stock options granted to each of the Named Executive Officers during fiscal year 1998 to purchase shares of Common Stock.

          NAME             NUMBER OF              % OF TOTAL                EXERCISE           EXPIRATION
                           SECURITIES             OPTIONS/                   OR BASE              DATE
                           UNDERLYING             SARS GRANTED               PRICE
                           OPTIONS/               TO EMPLOYEES              ($/SH.)
                           SARS                     IN FISCAL
                           GRANTED (#) (1)             YEAR (2)
Thomas R. Thomsen          310,000 (3)               15.6%                       $0.28            12/18/09
David J. Cade (4)          528,029(4)                26.6%                       $0.28            12/18/09
George R. Ferment (5)      528,029(5)                26.6%                       $0.28            12/18/09

(1) The Company's stock option plans contain provisions for the acceleration of vesting rights upon the occurrence of certain events.

(2) The percentage of total options granted to each of the Named Executive Officers takes into account stock options issued to directors as well as those issued to employees. (See "Executive Compensation --Directors Stock Option Plan" for details).

(3) Mr. Thomsen was granted 310,000 stock options on December 18, 1998 at an exercise price of $0.28 (exercisable in equal amounts on December 18, 1998, December 18, 1999 and December 18, 2000).

(4) Mr. Cade was granted 528,029 stock options on December 18, 1998 at an exercise price of $0.28 (exercisable in equal amounts on December 18, 1998, December 18, 1999, and December 18, 2000).

(5) Dr. Ferment was granted 528,029 stock options on December 18, 1998 at an exercise price of $0.28 (exercisable in equal amounts on December 18, 1998, December 18, 1999, and December 18, 2000).

OPTIONS EXERCISED AND OPTIONS OUTSTANDING

The following table sets forth information with respect to (i) options exercised by each of the Named Executive Officers in fiscal year 1998 (none) and (ii) the number and value of options held by each of the Named Executive Officers at the end of fiscal year 1998. The calculations to determine the unexercised value of options held at December 31, 1998 are based on the closing "bid" price of $.37 per share of Common Stock on December 31, 1998.

             AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 1998 AND
                       DECEMBER 31, 1998 OPTION/SAR VALUES

          NAME             SHARES             VALUE                    NUMBER OF                 VALUE OF
                           ACQUIRED ON        REALIZED ($)             SECURITIES              UNEXERCISED IN
                           EXERCISE (#)                                UNDERLYING               THE MONEY
                                                                       UNEXERCISED             OPTIONS/SARS
                                                                       OPTIONS/SARS             AT FY-END ($)
                                                                       AT FY-END (#)            EXERCISABLE/
                                                                       EXERCISABLE/            UNEXERCISABLE
                                                                       UNEXERCISABLE
Thomas R. Thomsen              0                  0                     513,333/210,001       $189,933/ 77,700
David J. Cade                  0                  0                     689,992/510,019       $255,297/188,707
George R. Ferment              0                  0                     722,048/510,019       $267,158/188,707

1994 STOCK INCENTIVE PLAN

In February 1994 the Board of Directors of the Company established the 1994 Stock Incentive Plan (the "1994

Stock Plan") to aid the Company in attracting, retaining and motivating officers and key employees, whether or not they are directors of the Company, and consultants and other advisors to the Company by providing them with incentives for making significant contributions to the growth and profitability of the Company. In February 1994, Majestic Hopes, LLC, as the majority stockholder of the Company at that time, approved the adoption of the 1994 Stock Plan and on February 8, 1996 ratified an amendment to the 1994 Stock Plan, increasing from 1,333,333 to 2,666,667 (after giving effect to the 1 for 30 reverse stock split on February 8, 1996) the number of shares available for issuance of awards granted under the 1994 Stock Plan. On December 2, 1997, the Board of Directors approved an increase of the number of shares available for issuance of awards granted under the 1994 Stock Plan to 5,333,334 subject to approval by the Company's shareholders. The 1994 Stock Plan terminates in February 2004.

Set forth below is a brief description of the principal features of the 1994 Stock Plan.

The 1994 Stock Plan authorizes the Company to grant stock options, both incentive stock options (within the meaning of Section 422 of the Internal Revenue Code) and non-qualified stock options, SARs and awards payable in stock, restricted stock or cash. All of such awards may be granted singly, in combination or in tandem, or in substitution for awards granted previously under the 1994 Stock Plan or any other stock plan of the Company. In addition, the 1994 Stock Plan permits the Company to extend dividend equivalency rights to awards made thereunder. The payment or exercise of any awards, including stock options, under the 1994 Stock Plan may be conditioned on the satisfaction of various criteria, such as the achievement of specific business objectives, attainment of growth rates and other comparable measurements of the Company's performance. It is expected that, while some or all of the awards referred to above may be made from time to time, the Company will principally grant stock options pursuant to the 1994 Stock Plan.

The 1994 Stock Plan makes available a maximum of 5,333,334 shares of the Company's Common Stock for issuance for awards granted under the 1994 Stock Plan. The aggregate number of shares of Common Stock which may be the subject of an award for any participant may not exceed 666,667 shares in any fiscal year. Shares related to awards (or portions thereof) that are forfeited, canceled, terminated, expire unexercised, surrendered in exchange for other awards, or settled in cash in lieu of shares or in any other manner such that shares covered by an award are not and will not be issued, shall be restored to the total number of shares available for issuance pursuant to awards granted under the 1994 Stock Plan. As of December 31, 1998, there were outstanding options with respect to 2,470,023 shares of Common Stock under the 1994 Stock Plan. As of December 31, 1998, options with respect to 1,893,690 shares of Common Stock were fully vested.

The 1994 Stock Plan provides that, in the event of a stock split, stock dividend, combination or reclassification of shares, recapitalization, merger or similar event, proportional adjustments will be made in (a) the number of shares of the Company's Common Stock (i) reserved for issuance under the 1994 Stock Plan, (ii) available for options or other awards and (iii) covered by outstanding awards, (b) the prices related to outstanding awards, and (c) the appropriate fair market value and other price determinations for such awards. In addition, equitable adjustments will be made in the event of any other change affecting the Company's Common Stock or any distribution (other than normal cash dividends) to stockholders of the Company.

The 1994 Stock Plan provides that it shall be administered by a committee designated by the Board of Directors, and consist of at least two directors who are not officers or employees of the Company or any of its subsidiaries. The committee that administers the 1994 Stock Plan (the "1994 Stock Plan Committee") currently consists of Ralph Ketchum and Gerald Labush. The 1994 Stock Plan Committee has the sole authority, among other things, to grant awards; determine the term, conditions and limitations of awards; establish rules, procedures, regulations and guidelines relating to the 1994 Stock Plan generally and to interpret the 1994 Stock Plan and award agreements entered into pursuant to the 1994 Stock Plan. The 1994 Stock Plan Committee may also effect the continuation, acceleration or modification of awards under the 1994 Stock Plan in certain circumstances including events that might constitute a change in control of the Company.

Generally, a 1994 Stock Plan participant may exercise or receive payment of an award only while employed by or associated with the Company or a subsidiary of the Company, except that, under some circumstances, and subject to restrictions and limitations imposed by the 1994 Stock Plan Committee, the 1994 Stock Plan Committee may permit exercise by, or payment to, participants who have retired or become disabled, or who otherwise have had their employment or association terminated. In addition, if a participant dies while still employed or associated with the Company or a subsidiary thereof, the estate, and heirs or beneficiaries of the deceased participant may, subject to restrictions and limitations imposed by the 1994 Stock Plan Committee, exercise or receive payment in respect to awards held by the participant at the time of death. In general, awards granted under the 1994 Stock Plan are not assignable or transferable by a participant, except under the limited circumstances contemplated by the 1994 Stock Plan.

The exercise price of an option granted under the 1994 Stock Plan will be not less than the fair market value of the Company's Common Stock on the date of grant. The exercise price of an option must be paid in full in cash at the time of exercise, or, if permitted by the 1994 Stock Plan Committee, may be paid in whole or in part by (a) tendering shares of Common Stock or surrendering another award granted under the 1994 Stock Plan or another benefit stock plan of the Company, (b) delivering a promissory note issued by the participant to the Company containing terms and conditions determined by the 1994 Stock Plan Committee or (c) any other means acceptable to the 1994 Stock Plan Committee. In order to enable the Company to satisfy any tax payment obligations resulting from any exercise of, or other payment on, an award under the 1994 Stock Plan, the Company has the right, among other things, to withhold an appropriate amount from such payment or to withhold an appropriate number of shares of the Company's Common Stock receivable by the participant for payment thereof.

The 1994 Stock Plan may not, without the approval of the stockholders as set forth therein, be amended to (i) materially increase the aggregate number shares of the Company's Common Stock that may be issued under the 1994 Stock Plan (except for adjustment pursuant to Section 14 of the 1994 Stock Plan, as described above) (ii) materially increase the benefits accruing to participants or (iii) materially modify the eligibility requirements of the 1994 Stock Plan. The 1994 Stock Plan may not be changed in such a way as to alter, impair, amend, modify, suspend or terminate any rights of a participant or any obligation of the Company under any award theretofore granted in any manner adverse to such participant without the consent of such participant.

STOCK OPTION REPRICING

In June, 1997, the Board of Directors approved the exchange of options held by each employee (including executive officers) under the Company's 1994 Stock Plan for new options. The new options provide for an exercise price of $0.58 per share, the then estimated fair market value of the common stock as of the repricing. The Board of Directors determined such exchange to be appropriate in order to sustain the incentivization of all of its employees. As a condition for such repricing, the Company imposed the requirement that such new options would not become exercisable until the later of (i) the closing of the Senior Secured Convertible Note Purchase Agreement between Lithium Link, LLC and the Company or
(ii) November 1, 1997. As a result of this stock option repricing, the Company cancelled a total of 1,529,357 stock options and granted the same number of new stock options at the aforementioned $0.58 exercise price per share.

In connection with the 1997 repricing of certain stock options under the 1994 Stock Plan, the 1994 Stock Plan Committee concluded repricing was advisable and in the best interests of the Company in order to, among other things, provide incentive to management and employees in the absence of salary raises in 1997. The 1994 Stock Plan Committee based its conclusion, on several factors including the following: (i) all of options that were repriced were exercisable at various strike prices that were greater than the current fair market value of the Company's common stock as of the repricing date; (ii) the Company is in a very competitive industry and must compete for personnel with several companies that have substantially greater financial and other resources than those of the Company; and (iii) the Company, in order to gain and maintain its competitive advantage, must attract, motivate and retain its key personnel in an effort to develop, refine, market and exploit its technology. Accordingly, the Company cancelled the specified existing stock options, and granted new stock options, with an exercise price of $.58 per share, the fair market value of the Company's common stock as of June 5, 1997. Other than a change in vesting terms ( See "Stock Option Repricing" above), the repriced options are identical to the cancelled options.


COMPENSATION OF DIRECTORS

Directors receive no cash compensation for serving on the Company's Board of Directors. Each Non-Employee Director receives an option to purchase 13,334 shares of Common Stock as described below under the caption "Directors Stock Option Plan" upon election to the Board. Other arrangements pursuant to which certain directors were compensated in 1998 pursuant to the Company's Directors Stock Option Plan are set forth below under "Directors Stock Option Plan".

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

During the fiscal year ended December 31, 1996, Harry Edelson and L. Wayne Harber, upon their election to the Company's Board of Directors, each were granted 13,334 stock options, which vest in equal increments over four years. In addition, the 13,334 options held by Paul Bagley, David H. Hughes, Ralph D. Ketchum, Gerald M. Labush, John D. McKey and Thomas R. Thomsen under the Directors Plan were repriced on February 8, 1996 to $.90. Messrs. Edelson, Harber, Bagley, and Hughes no longer serve as members of the Company's Board of Directors. See "Stock Option Repricing" for details.

During the fiscal year ended December 31, 1997, Dr. William H. Chu, upon his election to the Company's Board of Directors on December 1, 1997, was granted 13,334 stock options, which vest in equal increments over four years.

During the fiscal year ended December 31, 1998, Dr. John McFeeley, upon his election to the Company's Board of Directors on December 21, 1998, was granted 13,334 stock options, which vest in equal increments over four years and Barry Huret, upon his election to the Company's Board of Directors on December 21, 1998, was granted 13,334 stock options which vest in equal increments over four years.

The exercise price of any stock option granted pursuant to the Directors Plan is the fair market value of the Common Stock on the date of grant. As of December 31, 1998, there were outstanding options under the Directors Plan with respect to 163,338 shares of Common Stock, which have exercise prices ranging from $0.25 per share to $1.00 per share and options with respect to 66,667 shares of Common Stock are fully vested as of December 31, 1998.

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

1998 PLAN

In December, 1998 the Board of Directors of the Company established the 1998 Stock Incentive Plan (the "1998 Plan") to aid the Company in attracting, retaining and motivating officers and key employees, whether or not they are directors of the Company, and consultants and other advisors to the Company by providing them with incentives for making significant contributions to the growth and profitability of the Company. The Board has recommended that the Plan be submitted for shareholder approval at the next shareholder meeting. The 1998 Plan terminates in December 2008.

Set forth below is a brief description of the principal features of the 1998
Plan.

The 1998 Stock Plan makes available a maximum of 3,000,000 shares of the Company's Common Stock for issuance for awards granted under the 1998 Plan. Shares related to awards (or portions thereof) that are forfeited, canceled, terminated, expire unexercised, surrendered in exchange for other awards, or settled in cash in lieu of shares or in any other manner such that shares covered by an award are not and will not be issued, shall be restored to the total number of shares available for issuance pursuant to awards granted under the 1998 Plan. As of December 31, 1998 there were outstanding options with respect to 1,964,059 shares of Common Stock under the 1998 Plan. As of December 31, 1998, options with respect to 654,686 shares of Common Stock were fully vested.

The 1998 Plan provides that, in the event of a stock split, stock dividend, combination or reclassification of shares, recapitalization, merger or similar event, proportional adjustments will be made in (a) the number of shares of the Company's Common Stock (i) reserved for issuance under the 1998 Plan, (ii) available for options or other awards and (iii) covered by outstanding awards,
(b) the prices related to outstanding awards, and (c) the appropriate fair market value and other price determinations for such awards. In addition, equitable adjustments will be made in the event of any other change affecting the Company's Common Stock or any distribution (other than normal cash dividends) to stockholders of the Company.

The 1998 Plan provides that it shall be administered by a Committee of the Board of Directors or in the absence of a Committee by the entire Board. For purposes of any Awards made pursuant to the 1998 Plan to any non-employee directors, the term Committee shall mean the "Non-Employee Directors Compensation Committee" which shall initially as of December 18, 1998 be comprised of the then current members of the Company's Directors' Stock Option Plan Committee and for purposes of any other Award made pursuant to the 1998 Plan, the term Committee shall mean the "1998 Plan Compensation Committee" which shall initially as of December 18, 1998 be comprised of the then current members of the Company's Compensation Committee of the 1994 Stock Incentive Plan.

Generally, a 1998 Plan participant may exercise or receive payment of an award only while employed by or associated with the Company or a subsidiary of the Company, except that, under some circumstances, and subject to restrictions and limitations imposed by the Committee, the Committee may permit exercise by, or payment to, participants who have retired or become disabled, or who otherwise have had their employment or association terminated. In addition, if a participant dies while still employed or associated with the Company or a subsidiary thereof, the estate, and heirs or beneficiaries of the deceased participant may, subject to restrictions and limitations imposed by the Committee, exercise or receive payment in respect to awards held by the participant at the time of death. In general, awards granted under the 1998 Plan are not assignable or transferable by a participant, except that non-qualified stock options are freely transferable, subject, however to compliance with applicable federal and state securities laws and regulations.

The exercise price of an option granted under the Stock Plan will be not less than the fair market value of the Company's Common Stock on the date of grant; however, for any non-qualified Stock Option the option price per share of Common Stock, may alternatively, be fixed at any price deemed to be fair and reasonable, as of the date of grant, by the Committee. The exercise price of an option must be paid in full in cash at the time of exercise, or, if permitted by the Committee, may be paid in whole or in part by tendering shares of Common Stock or surrendering another award granted under the 1998 Plan or another benefit stock plan of the Company or any other means acceptable to the 1998 Plan Committee. In order to enable the Company to satisfy any tax payment obligations resulting from any exercise of, or other payment on, an award under the 1998 Plan, the Company has the right, among other things, to withhold an appropriate amount from such payment or to withhold an appropriate number of shares of the Company's Common Stock receivable by the participant for payment thereof. The Board may amend, alter or discontinue the 1998 Plan to the extent it deems appropriate in the best interest of the Company, but no amendment may be made which would impair the rights of a participant without the participant's consent, except in limited circumstances set forth in the 1998 Plan, and no amendment may be made which would disqualify any award or transaction under the 1998 Plan from the exemption provided by Rule 16b-3.

EMPLOYMENT AGREEMENTS AND CERTAIN EMPLOYEE MATTERS

On May 9, 1996, the Company entered into a one-year employment agreement with Thomas R. Thomsen pursuant to which Mr. Thomsen is employed as the Company's Chief Executive Officer at an annual salary of $185,000. The agreement was extended through May 8, 1998 and in June 1998, the Company extended his employment agreement, as of May 1, 1998, through December 31, 1998. Mr. Thomsen voluntarily elected to defer his compensation in the best interests of the Company until October 1997. In 1997, the Board of Directors approved the issuance of 246,623 shares of the Company's Common Stock to Mr. Thomsen in satisfaction of $100,000 of accrued but unpaid salary. Mr. Thomsen shall be eligible to receive a target bonus of up to 40% of his annual salary, the exact amount of such bonus to be determined by the Board of Directors in accordance with performance thresholds to be agreed upon by the Board of Directors and Mr. Thomsen. Mr. Thomsen's employment also provides for the issuance of a ten (10) year non-qualified option to purchase 400,000 shares of the Company's common stock at an exercise price of $2.5625 per share. In June 1997, the Board of Directors approved the exchange of options held by each employee (including executive officers) under the Company's Stock Plan for new options. The new options provide for an exercise price of $0.58 per share and became exercisable on November 1, 1997. If Mr. Thomsen's employment is terminated without cause and other than due to disability or death, the Company will be obligated to (i) continue Mr. Thomsen's salary for an additional six (6) months or the remainder of the term on the contract, whichever is longer ("severance period"), (ii) continue for such "severance period" all of Mr. Thomsen's benefits under the Company's medical insurance, disability insurance, life insurance and other benefit plans as are then in effect for executives of the Company, and (iii) accelerate the vesting of all unexercisable options such that upon termination all then exercisable and unexercisable options immediately become exercisable on the date of termination, and all the same shall remain exercisable for a period of three (3) years commencing on the date of termination. Mr. Thomsen was granted 310,000 options on December 18, 1998 at an exercise price of $.28.

On July 24, 1996, the Company entered into a one-year employment agreement with David J. Cade pursuant to which Mr. Cade is employed as the Company's President and Chief Operating Officer at an annual salary of $140,000. In May 1997, this agreement was extended for one year on the same terms and conditions except that no new options were granted. In June, 1998, the Company extended this employment agreement for two years on the same terms and conditions except that no new options were granted, and Mr. Cade's salary was increased to $155,000 per year. Mr. Cade is also eligible to receive a target bonus of up to 20% of his annual salary in the event certain specified milestones are achieved. Mr. Cade's employment agreement also provides for the issuance of a ten (10) year incentive option to purchase 133,333 shares of the Company's common stock at an exercise price of $1.33 per share. In June 1997, the Board of Directors approved the exchange of options held by each employee (including executive officers) under the Company's Stock Plan for new options. The new options provide for an exercise price of $0.58 per share and became exercisable on November 1, 1997. In addition, Mr. Cade was granted 316,001 stock options on December 2, 1997 at an exercise price of $1.00 and was granted 528,029 options on December 18, 1998 at an exercise price of $.28. Mr. Cade's employment agreement also provides for certain severance payment benefits in the event of a change in control (as defined in the employment extension agreement) combined with his employment termination resulting from his resignation or the Company's termination of his employment without cause, and the vesting provisions relating to certain of his stock options were modified in the event of specified employment termination events, disability or death.

On July 24, 1996, the Company entered into a one-year employment agreement with George R. Ferment pursuant to which Mr. Ferment is employed as the Company's Executive Vice President of Operations and Chief Technical Officer at an annual salary of $130,000. In May 1997, this agreement was extended for one year on the same terms and conditions except that no new options were granted. In June, 1998, the Company extended this employment agreement for two years on the same terms and conditions except that no new options were granted and Dr. Ferment's salary was increased to $145,000 per year. Dr. Ferment shall also be eligible to receive a target bonus of up to 20% of his annual salary, in the event certain specified milestones are achieved. Dr. Ferment's employment agreement also provides for the issuance of a ten (10) year incentive option to purchase 133,333 shares of the Company's common stock at an exercise price of $1.33 per share. In June 1997, the Board of Directors approved the exchange of options held by each employee (including executive officers) under the Company's Stock Plan for new options. The new options provide for an exercise price of $0.58 per share and became exercisable on November 1, 1997. In addition, Dr. Ferment was granted 316,000 stock options on December 2, 1997 at an exercise price of $1.00 and was granted 528,029 options on December 18, 1998 at an exercise price of $.28. Dr. Ferment's employment agreement also provides for certain severance payment benefits in the event of a change in control (as defined in the employment extension agreement) combined with his employment termination resulting from his resignation or the Company's termination of his employment without cause, and the vesting provisions relating to his stock options were modified in the event of specified employment termination events disability or death.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The following table sets forth information as of December 31, 1998 with respect to the equity securities of the Company known by the Company to be beneficially owned by each beneficial owner of more than five percent of the Company's Common Stock, by each current director and Named Executive Officer (as defined in applicable SEC regulations), and by all current directors and executive officers as a group.

Name and Address                                   Number of Shares
of Beneficial Owner(1)                            Beneficially Owned(2)                 Percent of Class(2)
----------------------                            ---------------------                 -------------------
Thomas R. Thomsen                                      1,020,744 (3)                           4.33%
Stephen F. Hope                                        1,254,607 (4)                           5.44%
Ralph D. Ketchum                                         489,263 (5)                           2.09%
Gerald M. Labush                                         218,319 (6)                           1.05%
John D. McKey, Jr.                                       587,534 (7)                           2.55%
David J. Cade                                            689,992 (8)                           2.91%
George R. Ferment                                        722,048 (9)                           3.04%
William D. Walker                                        449,571 (10)                          1.92%
William H. Chu                                             3,334 (11)                            *
Barry Huret                                                    0 (12)                            *
John J. McFeeley                                               0 (13)                            *
Donald C. Taylor                                       1,732,500 (14)                          7.09%
Group III Capital, Inc.                                1,492,500 (15)                          6.10%
Lithium Link, LLC                                     21,875,138 (16)                         50.57%
Interlink Management Corporation                      21,875,138 (17)                         50.57%
All Directors and Officers as a                        5,435,412                              22.28%
Group (11 persons)+

*      Less than 1%.

+      Includes the Company's directors and officers as of December 31, 1998
(also includes William H. Chu, who resigned on December 1, 1998).

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

(2) Includes shares of Common Stock underlying outstanding warrants, options and convertible securities which are exercisable by the beneficial owner with respect to whom the calculation is made, but does not include shares of common stock that may not be acquired within 60 days after December 31, 1998 upon the exercise or conversion of warrants, options or convertible securities.

(3) Includes 257,454 shares of Common Stock which are covered by a voting proxy granted by a shareholder to Mr. Thomsen and options to acquire 510,334 shares of common stock.

(4) Includes 90,328 shares of Common Stock held by Hazel Hope, the Executrix of the Estate of Henry Hope, and options to acquire shares of Common Stock.

(5) Includes options to acquire 31,667 shares of Common Stock, 7,999 shares held by Mr. Ketchum's spouse, a convertible note giving Mr. Ketchum, as a member of Lithium Link, LLC, the right to acquire 178,571 shares of the Company's Common Stock and a convertible note giving Mrs. Ketchum, as a member of Lithium Link, LLC, the right to acquire 178,571 shares of the Company's Common Stock.

(6) Includes options to acquire 28,333 shares of Common Stock. Mr. Labush resigned from the Board effective February 23, 1999.

(7)    Includes options to acquire 28,333 shares of Common Stock.

(8)    Consists of options to acquire 689,992 shares of Common Stock.

(9)    Consists of options to acquire 722,048 shares of Common Stock.

(10) Includes options to acquire 158,335 shares of Common Stock and a convertible note giving Mr. Walker, as a member of Lithium Link, LLC, the right to acquire 178,571 shares of the Company's Common Stock.

(11) Mr. Chu resigned from the Board effective December 1, 1998. Mr. Chu is the Chairman, Chief Executive Officer, and a shareholder of Elite Material Co., Ltd. ("Elite Material"). Elite Material is a member of Lithium Link LLC ("Lithium Link"). Lithium Link may be deemed a beneficial owner of more than ten percent of the shares of Common Stock of the Company. Elite Material has advised that it is neither a controlling member nor has or shares investment control over Lithium Link's portfolio securities. Mr. Chu disclaims beneficial ownership of any of the derivative securities beneficially owned by Lithium Link except to the extent (if any) of his indirect pecuniary interest arising out of his shareholdings in Elite Material.

(12) Options held by Mr. Huret will not vest within 60 days of January 31, 1999.

(13) Options held by Dr. McFeeley will not vest within 60 days of January 31, 1999.

(14) Includes approximately 47,500 shares of Common Stock held by Mr. Taylor directly, 192,500 shares of Common Stock held directly by, and 1,400,000 shares of Common Stock underlying a warrant beneficially owned by, Group III Capital, Inc., an entity controlled by Mr. Taylor, and 92,500 shares of Common Stock held by a limited partnership controlled by Mr. Taylor. Excludes 1,100,000 warrants owned by Group III Capital, Inc. which have not vested pursuant to the terms thereof and are not expected to vest within 60 days of March 31, 1999.

(15) Includes 92,500 shares of Common Stock and 1,400,000 shares of Common Stock underlying a warrant. Excludes 1,100,000 warrants which have not vested pursuant to the terms thereof and are not expected to vest within 60 days of March 31, 1999.

(16) Consists of 19,642,857 shares issuable to Lithium Link, LLC within 60 days of December 31, 1998 upon conversion of the $5.5 million Notes, 1,669,634 shares issued in December, 1998 upon the conversion of $467,500 interest, and 562,647 shares which were issued in January 1999 upon conversion of interest that accrued from September 23, 1998 through January 22, 1999 and which were issuable as of December 31, 1998. The managing member of Lithium Link, LLC is Interlink Management Corporation. The shares referred to in this note are the same shares referred to in note 17 to this table.

(17) Consists of 19,642,857 shares issuable to Lithium Link, LLC within 60 days of December 31, 1998 upon conversion of the $5.5 million Notes, 1,669,634 shares issued in December, 1998 upon the conversion of $467,500 interest, and 562,647 shares which were issued in January 1999 upon conversion of interest that accrued from September 23, 1998 through January 22, 1999 and which were issuable as of December 31, 1998. Interlink Management Corporation is the managing member of Lithium Link, LLC and, therefore, may be deemed to have indirect beneficial ownership of, and shared voting and dispositive power with respect to, such shares. The shares referred to in this note are the same shares referred to in note 16 to this table. Does not include shares of Common Stock that may be acquired by the two controlling persons of Interlink Management Corporation pursuant to the exercise of 450,000 warrants.

CHANGES IN CONTROL

On September 22, 1997, the Company entered into a Senior Secured Convertible Note Purchase Agreement (the "1997 Note Purchase Agreement") with Lithium Link LLC (the "Lender") for the sale of $5.5 million of the Company's Senior Secured Convertible Notes (the "1997 Notes"). The 1997 Notes were convertible into the Company's Common Stock at a conversion price of $.28 per share. As of December 31, 1998, the Company had 23,052,185 shares of common stock outstanding. In January 1999, the Notes were converted into 19,642,857 shares of the Company's Common Stock and 562,647 shares of the Company's Common Stock were issued to pay accrued interest to the conversion date. In addition, as a result of the Note conversion, the Consulting Agreement with Interlink Management Corporation ("IMC") and all security interests and licenses held by IMC were cancelled and terminated.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

As of December 31, 1998, the Company has issued and outstanding stock options to purchase 4,597,420 shares of the Company's Common Stock, comprised of (a) options to acquire 163,338 shares pursuant to the Directors Stock Option Plan (the "Directors Plan") (See "Executive Compensation -- Directors Stock Option Plan" for details), (b) options to acquire 2,470,023 shares pursuant to the 1994 Stock Incentive Plan" (See "Executive Compensation Stock Incentive Plan" for details), (c) options to acquire 1,964,059 shares pursuant to the 1998 Stock Incentive Plan" (See "Executive Compensation - 1998 Plan" for details) and (d) 3,750 options granted to consultants.

In 1997, the Board of Directors approved the exchange by each employee, including executive officers holding options under the Company's 1994 Stock Incentive Plan of such outstanding options for new options with an exercise price of $0.58 per share. The Board of Directors determined such exchange to be appropriate in order to sustain the incentivization of all of its employees since the outstanding options has exercise prices well in excess of the then market price of the Company's Common Stock. As a condition for such repricing, such new options (including such options which has been exchanged for vested options) do not become exercisable until the later of November 1, 1997 (with respect to options which had been vested previously) or the original vesting schedule of such options. As a result of this stock option repricing, the Company cancelled a total of 1,529,357 stock options having exercise prices in excess of the then market price of the Company's Common Stock and granted the same number of new stock options at the aforementioned $0.58 exercise price per share. Also in 1997, the Board of Directors approved the issuance of 246,623 shares of the Company's Common Stock to Mr. Thomsen in satisfaction of $100,000 of accrued but unpaid salary and in December 1997, options to purchase an additional 20,000 shares were awarded each to Messrs. Hope, Ketchum, Labush and McKey, Jr. recognizing consummation of the sale of $5.5 million of the Company's Senior Secured Convertible Notes. In 1998, the Board of Directors approved the implementation of the 1998 Stock Incentive Plan, the terms of such plan being summarized in "Executive Compensation - 1998 Plan". All employees and directors of the Company as of December 18, 1998 were awarded common stock options pursuant to the Plan, such options totaling 1,954,059.

Dr. William Chu, upon his election to the Company's Board of Directors on December 1, 1997, was granted 13,334 stock options. Dr. Chu is the chairman, chief executive officer, and a shareholder of Elite Material Co., Ltd. ("Elite Material"). Elite Material is a member of Lithium Link, LLC. Dr. Chu has resigned from the Board effective December 1, 1998.

On December 2, 1997, Mr. Cade was granted 316,001 stock options at an exercise price of $1.00 per share, Dr. Ferment was granted 316,000 stock options at an exercise price of $1.00 per share and Mr. Walker was granted 100,000 stock options at an exercise price of $1.00 per share.

On December 18, 1998, Mr. Cade was granted 528,029 stock options at an exercise price of $.28 per share, Dr. Ferment was granted 528,029 stock options at an exercise price of $.28 per share, Mr. Hope was granted 15,000 stock options at an exercise price of $.28 per share, Mr. Ketchum was granted 25,000 stock options at an exercise price of $.28 per share, Mr. Labush was granted 25,000 stock options at an exercise price of $.28 per share, Mr. McKey was granted 25,000 stock options at an exercise price of $.28 per share, Mr. Thomsen was granted 300,000 stock options at an exercise price of $.28 per share, and Mr. Walker was granted 125,001 stock options at an exercise price of $.28 per share.

Barry Huret, upon his election to the Company's Board of Directors on December 21, 1998, was granted 13,334 stock options. Dr. John J. McFeeley, upon his election to the Company's Board of Directors on December 21, 1998, was granted 13,334 stock options. Arif Maskatia, upon his election to the Company's Board of Directors on February 23, 1999, was granted 13,334 stock options.

During 1997 and 1998, the Company issued options to purchase its Common Stock to the following executive officers in the amounts listed in parenthesis next to each executive officer's name: Thomas R. Thomsen (310,000); David J. Cade (844,030); Dr. George R. Ferment (844,029); and William D. Walker (225,001).

During 1997, the Company granted an aggregate of 93,334 Common Stock options pursuant to the Director's Stock

Option Plan and an aggregate of 1,017,500 Common Stock options pursuant to the 1994 Stock Incentive Plan.

During 1998, the Company granted an aggregate of 26,668 Common Stock options pursuant to the Director's Stock Option Plan, an aggregate of 112,000 Common Stock options pursuant to the 1994 Stock Incentive Plan, and an aggregate of 1,964,059 Common Stock options pursuant to the 1998 Stock Incentive Plan.

CONSULTING AGREEMENTS

In December 1997, the Company and Donald C. Taylor, a former director of the Company, agreed to terminate the Consulting Agreement which the Company and Mr. Taylor had entered into in May 1996 providing for investment advisory services, shareholder relations and related consulting services to the Company. Mr. Taylor served as a director of the Company from August 1995 to May 1996. Pursuant to the Consulting Agreement the Company paid consulting fees to Mr. Taylor in the amount of $56,000 in 1996 and $77,000 in 1997. The Consulting Agreement was terminated except for Mr. Taylor's non-competition and confidentiality covenants. In consideration for past and prospective services provided to the Company by Group III Capital, Inc., of which Mr. Taylor is the President and a director, the Company had issued in 1996 to Group III Capital, Inc. a warrant to purchase 1,500,000 shares of the Company's Common Stock at an exercise price of $1.54 per share. The warrant also included certain anti-dilution provisions which as of September 22, 1997 entitled the warrant holder to purchase approximately 2,400,000 shares of the Company's Common Stock at an exercise price of $0.96 per share. In December 1997, in consideration for removing all anti-dilution provisions from the warrant, except for those activated by a stock split, reverse stock split or a stock dividend and for other consideration, the Company and Group III amended the warrant to entitle the warrant holder to purchase 2,800,000 shares of the Company's Common Stock at an exercise price of $0.85 per share and to reduce the warrant's exercise period from ten years to five years. In connection with the termination of the Consulting Agreement the Company agreed in 1997 to pay an additional $126,000 to Mr.
Taylor, which payment was completed in 1998.

In 1998 and 1997, the Company paid $73,781 and $70,237, respectively to William
D. Walker for services rendered to the Company as Treasurer and Chief Financial Officer. Mr. Walker does not receive a salary from the Company.


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

              10.42 Form of Convertible Promissory Note dated September 22, 1997 issued by the Company.(17)

              10.43 Form of Consulting Agreement dated September 22, 1997 between the Company in favor of Interlink Management Corporation.(18)

              10.44 Form of Common Stock Warrant dated September 22, 1997 issued by the Company in favor of Interlink Management Corporation.(19)

              10.45 Form of License Agreement dated September 22, 1997 between the Company and Lithium Link LLC.(20)

              10.46 Employment Agreement Extension, dated June 1, 1998, between David Cade and the Company.+

              10.47 Employment Agreement Extension, dated June 1, 1998, between George Ferment and the Company.+

              10.48  1998 Stock Incentive Plan.+

              10.49 Form of Stock Option Agreements relating to the Company's 1998 Stock Incentive Plan.+

              16.1   Letter from Wiss & Company, LLP.(21)

              21.1   List of Subsidiaries.(2)

              27.1   Financial Data Schedule+

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

(b) Reports on Form 8-K during the quarter ended December 31, 1998:

         None

* Subject to order for confidential treatment as to certain portions thereof.

+        Exhibit filed herewith in this Report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LITHIUM TECHNOLOGY CORPORATION

Date: March 12, 1999                        By:  /s/ THOMAS R. THOMSEN
                                                 ------------------------------
                                                 Thomas R. Thomsen
                                                 Principal Executive Officer
                                                 and Chairman of the Board

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

Signature                                               Title                                           Date
---------                                               -----                                           ----
/s/ Thomas R. Thomsen                            Chairman of the Board, Director                    March 12, 1999
---------------------------
Thomas R. Thomsen

/s/ David J. Cade                                       Director                                    March 12, 1999
---------------------------
David J. Cade

/s/ George R. Ferment                                   Director                                    March 12, 1999
---------------------------
George R. Ferment

/s/ Stephen F. Hope                                     Director                                    March 12, 1999
---------------------------
Stephen F. Hope

/s/ Barry Huret                                         Director                                    March 12, 1999
---------------------------
Barry Huret

                                                        Director
---------------------------
Ralph D. Ketchum

                                                        Director
---------------------------
Arif Mastakia

/s/John J. McFeeley                                     Director                                    March 12, 1999
---------------------------
John J. McFeeley

/s/ John D. McKey, Jr.                                  Director                                    March 12, 1999
---------------------------
John D. McKey, Jr.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                                DECEMBER 31, 1998

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                           PAGE
Independent Auditors' Reports                                                                               F-2 to F-3

Consolidated Financial Statements:

          Consolidated Balance Sheet at December 31, 1998 and December 31, 1998 (Pro Forma)                 F-4

          Consolidated Statements of Operations for the Years Ended December 31,
            1998 and 1997 and the Period from July 21, 1989 (Date of Inception)
            to December 31, 1998                                                                            F-5

          Consolidated Statements of Changes in Stockholders' Deficiency for the
            Period from July 31, 1989 (Date of Inception) to December 31, 1998                              F-6 to F-10


          Consolidated Statements of Cash Flows for the Years Ended December 31,
            1998 and 1997                                                                                   F-11 to F-12

          Notes to Consolidated Financial Statements                                                        F-13 to F-23

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Lithium Technology Corporation and Subsidiary
(Development Stage Companies)

We have audited the accompanying consolidated balance sheet of Lithium Technology Corporation and subsidiary (development stage companies) as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 1998, and for the period from July 21, 1989 (date of inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements for the period July 21, 1989 (date of inception) through December 31, 1996, were audited by other auditors whose report, dated January 27, 1997, expressed an unqualified opinion on those statements and included explanatory paragraphs that described the uncertainty concerning the Company's ability to continue as a going concern. The financial statements for the period July 21, 1989 (date of inception) through December 31, 1996 reflect a cumulative net loss of $18,877,000, of the total net loss of $36,302,000. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such consolidated financial statements present fairly in all material respects, the financial position of Lithium Technology Corporation and subsidiary (development stage companies) as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, and for the period from July 21, 1989 (date of inception) through December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing and marketing lithium-polymer rechargeable batteries. As discussed in Note 2 to the financial statements, the Company's operating losses since inception and lack of adequate financing to fund its operations beyond May 1999 raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DELOITTE & TOUCHE, LLP
Philadelphia, PA

February 5, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Lithium Technology Corporation and Subsidiary
  (Development Stage Companies)

We have audited the consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows of Lithium Technology Corporation and subsidiary (Development Stage Companies) for the period July 21, 1989 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Lithium Technology Corporation and subsidiary (Development Stage Companies) for the period July 21, 1989 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.

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



                                   /s/ Wiss & Company, LLP

                                   WISS & COMPANY, LLP

Woodbridge, New Jersey
January 22, 1997

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998

                                       ASSETS


                                                                                                              Pro Forma
                                                                                                             (Unaudited
CURRENT ASSETS:                                                                                                Note 8)
                                                                                                               ------
          Cash and cash equivalents                                                          $1,073,000     $ 1,073,000
          Accounts receivable                                                                    77,000          77,000
          Other current assets                                                                   17,000          17,000
                                                                                             ----------     -----------
                   Total Current Assets                                                       1,167,000       1,167,000
                                                                                             ----------     -----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED                                                        463,000         463,000
          DEPRECIATION OF $799,000

OTHER ASSETS:
          Debt issue costs, less accumulated amortization of $187,000                           496,000            ---
          Security and equipment deposits                                                        95,000          95,000
                                                                                             ----------     -----------
                                                                                                591,000          95,000
                                                                                             ----------     -----------
                     Total assets                                                            $2,221,000     $ 1,725,000
                                                                                             ==========     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
          Accounts payable                                                                  $   213,000     $   213,000
          Accrued salaries                                                                      212,000         212,000
          Other accrued expenses                                                                229,000         100,000
                                                                                             ----------     -----------
                   Total current liabilities                                                    654,000         525,000
                                                                                             ----------     -----------

LONG-TERM LIABILITIES:
          Senior Secured Convertible Notes, due July 1, 2002                                  5,500,000           ---
                                                                                             ----------     -----------
                   Total liabilities                                                          6,154,000         525,000
                                                                                             ----------     -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY):
          Common stock, par value $.01 per share:
                   Authorized - 50,000,000 shares
                   Issued and outstanding - 23,052,185 and 42,695,042 shares                    231,000         432,000
          Additional paid-in capital                                                         39,003,000      43,935,000
          Accumulated deficit                                                                (6,865,000)     (6,865,000)
          Deficit accumulated during development stage                                      (36,302,000)    (36,302,000)
                                                                                             ----------     -----------

                   Total stockholders' equity (deficiency)                                   (3,933,000)      1,200,000
                                                                                             ----------     -----------

                                                                                             $2,221,000     $ 1,725,000
                                                                                             ==========     ===========


See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      Period From
                                                                                     July 21, 1989
                                                                                        (Date of
                                                             Year Ended              Inception) to
                                                             December 31,             December 31,
                                                     --------------------------     -------------
                                                         1998            1997             1998

REVENUES:
         Development contracts                       $     99,000    $       --      $     99,000
                                                     ------------    ----------      ------------

COSTS AND EXPENSES:
          Engineering, research and development         1,899,000       1,399,000       7,011,000
          General and administrative                    1,770,000       1,654,000      10,383,000
                                                     ------------    ------------    ------------
                                                        3,669,000       3,053,000      17,394,000
                                                     ------------    ------------    ------------

OTHER INCOME (EXPENSE):
          Interest expense, net of interest income       (341,000)     (1,290,000)     (1,816,000)
          Interest expense related to beneficial
            conversion feature                               --        (9,821,000)    (17,841,000)
         Other non-operating income - Note 6              650,000            --           650,000
                                                     ------------    ------------    ------------
                                                          309,000     (11,111,000)    (19,007,000)
                                                     ------------    ------------    ------------

NET LOSS                                             ($ 3,261,000)   ($14,164,000)   ($36,302,000)
                                                     ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
          COMMON SHARES OUTSTANDING:                   21,697,000      18,005,000
                                                      ===========    ============
BASIC AND DILUTED NET LOSS PER SHARE:                 $      (.15)   $       (.79)
                                                      ===========    ============


See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (DEFICIENCY)

                                               Series A                         Series B                        Series C
                                            Preferred Stock              Convertible Preferred Stock     Convertible Preferred Stock
                                         -----------------------         ---------------------------     ---------------------------
                                           Shares        Amount              Shares         Amount        Shares            Amount
                                         ----------   ------------       ------------    ------------   ------------     -----------
BALANCES AT JULY 21, 1989
PERIOD ENDED OCTOBER 31, 1989:
  Net assets received in reverse
     acquisition (Note 1)                    --            --
  Change in par value                        --            --
  Exchange for debt owed to officer          23,000      2,300,000           --              --             --              --
  Shares sold to financial consultant
     in conjunction with financing           --            --                --              --             --              --
  Expenses paid by principal shareholder
     on behalf of Lithium Corporation        --            --                --              --             --              --
  Net income (loss) for the year             --            --                --              --             --              --
                                         ----------   ------------       ------------    ------------   ------------     -----------
BALANCES AT OCTOBER 31, 1989                 23,000      2,300,000

YEAR ENDED OCTOBER 31, 1990
  Issuance of Class B common stock for
     cash to Investors                       --            --                --              --             --              --
  Exercise of Class B common stock
     warrants, net of offering costs         --            --                --              --             --              --

NET INCOME (LOSS) FOR THE YEAR               --            --                --              --             --              --
                                         ----------   ------------
BALANCE AT OCTOBER 31, 1990                  23,000     $2,300,000           --              --             --              --

YEAR ENDED OCTOBER 31, 1991:
  Conversion of debt due stockholder         10,000      1,000,000           --              --             --              --
  Exercise of Class B common stock
     warrants, net of offering costs
     of $520,000                             --            --                --              --             --              --
  Fair value of warrants issued in
     connection with financial
     consulting services                     --            --                --              --             --              --
  Net loss                                   --            --                --              --             --              --
                                         ----------   ------------       ------------    ------------   ------------     -----------
BALANCES AT OCTOBER 31, 1991                 33,000      3,300,000

YEAR ENDED OCTOBER 31, 1992:
  Issuance of common stock to certain
     employees for services rendered         --            --
  Net loss                                   --            --
                                         ----------   ------------
BALANCES AT OCTOBER 31, 1992                 33,000      3,300,000           --              --             --              --

YEAR ENDED OCTOBER 31, 1993:
  Net loss                                   --            --                --              --             --              --
                                         ----------   ------------
BALANCES AT OCTOBER 31, 1993                 33,000     $3,300,000           --              --             --              --
                                         ==========   ============
                                                                                                                         Deficit
                                                 Class A         Class B                                               Accumulated
                                              Common Stock     Common Stock    Common Stock    Additional                 During
                                            ---------------    -------------   --------------    Paid-in  Accumulated   Development
                                            Shares  Amount    Shares Amount   Shares Amount      Capital     Deficit      Stage
                                          --------- -------  --------- ------- ------ ------     ---------   ---------    ---------
BALANCES AT JULY 21, 1989                2,333,000   1,000      --       --                          --    (6,465,000)      --
PERIOD YEAR ENDED OCTOBER 31, 1989:
  Net assets received in reverse
     acquisition (Note 1)                    --        --     210,000  1,000                     36,000        --
  Change in par value                        --      6,000                                       (6,000)       --
  Exchange for debt owed to officer          --                 --       --                                    --
  Shares sold to financial consultant
     in conjunction with financing           --        --     697,000  1,000                      7,000        --
  Expenses paid by principal shareholder
     on behalf of Lithium Corporation        --        --       --       --                      79,000        --
  Net income (loss) for the year             --        --       --       --                          --       844,000     (502,000)
                                         --------- -------  --------- -------                   ---------   ---------    ---------
BALANCES AT OCTOBER 31, 1989             2,333,000   7,000    907,000  2,000                    116,000    (5,621,000)    (502,000)

YEAR ENDED OCTOBER 31, 1990
  Issuance of Class B common stock for
     cash to Investors                       --        --      57,000    --                      50,000        --           --
  Exercise of Class B common stock
     warrants, net of offering costs         --        --      15,000    --                          --        --           --

NET INCOME (LOSS) FOR THE YEAR               --        --       --       --                          --       569,000     (498,000)
                                         --------- -------  --------- -------                   ---------   ---------    ---------
BALANCE AT OCTOBER 31, 1990              2,333,333  $7,000    979,000 $ 2,000                   $166,000  $(5,052,000)  (1,000,000)

YEAR ENDED OCTOBER 31, 1991:
  Conversion of debt due stockholder         --        --       --       --                          --        --           --
  Exercise of Class B common stock
     warrants, net of offering costs
     of $520,000                             --        --     145,000    --                       121,000      --           --
  Fair value of warrants issued in
     connection with financial
     consulting services                     --        --       --       --                        30,000      --           --
  Net loss                                   --        --       --       --                          --       (84,000)    (560,000)
                                         --------- -------  --------- -------                   ---------   ---------    ---------
BALANCES AT OCTOBER 31, 1991             2,333,000   7,000  1,124,000  2,000                      317,000  (5,136,000)  (1,560,000)

YEAR ENDED OCTOBER 31, 1992:
  Issuance of common stock to certain
     employees for services rendered         --        --      96,000    --                       106,000
  Net loss                                   --        --       --       --                          --       (23,000)    (175,000)
                                         --------- -------  --------- -------                   ---------   ---------    ---------
BALANCES AT OCTOBER 31, 1992             2,333,000   7,000  1,220,000  2,000                      423,000  (5,159,000)  (1,735,000)

YEAR ENDED OCTOBER 31, 1993:
  Net loss                                   --        --       --       --                          --    (1,706,000)     (66,000)
                                         --------- -------  --------- -------                   ---------   ---------    ---------
BALANCES AT OCTOBER 31, 1993             2,333,000 $ 7,000  1,220,000 $2,000                    $ 423,000 $(6,865,000)  (1,801,000)
                                         ========= =======  ========= =======                   ========= ===========   ==========

                                               Series A                         Series B                        Series C
                                            Preferred Stock              Convertible Preferred Stock     Convertible Preferred Stock
                                         -----------------------         ---------------------------     ---------------------------
                                           Shares        Amount              Shares         Amount        Shares            Amount
                                         ----------   ------------       ------------    ------------   ------------     -----------
BALANCES AT OCTOBER 31, 1993                 33,000      3,300,000           --              --             --              --
                                                                         ------------    ------------   ------------     -----------
TWO MONTHS ENDED
  DECEMBER 31, 1993.
     Contribution to capital of Industries
       accumulated losses in excess of
       Company's Investment                  --            --                --              --             --              --
     Conversion of preferred stock to
       common stock                         (33,000)    (3,300,000)          --              --             --              --
     Fair value of option issued in
       exchange for certain legal services   --            --                --              --             --              --
  Net loss                                   --            --                --              --             --              --
                                         ----------   ------------       ------------    ------------   ------------     -----------

BALANCE AT DECEMBER 31, 1993                 --            --                --              --             --              --

YEAR ENDED DECEMBER 13, 1994:
     Change in par value of Class B
       common stock to $.0001                --            --                --              --             --              --
     Issuance of common stock:
       For services relating to warrants
        exercised in 1995                    --            --                --              --             --              --
       Upon cancellation of Indebtedness     --            --                --              --             --              --
       In exchange for advances repayable
          only out or proceeds of public
          offering                           --            --                --              --             --              --
       Upon exercise of option               --            --                --              --             --              --
       For cash, less related costs of
          $152,000                           --            --                --              --             --              --
       Upon conversion of $162,000 of 7%
          convertible promissory notes and
          accrued interest thereon           --            --                --              --             --              --
       Upon exercise of option to acquire
          laboratory equipment and
          forgiveness of related accrued
          rent                               --            --                --              --             --              --
       Upon conversion of preferred stock    --            --                    (815)       --             --              --
     Issuance of convertible preferred stock
       in exchange for convertible
          promissory notes                   --            --                  14,151        --             --              --
       For cash                              --            --                --              --               10,000        --
     Issuance of 7% convertible
       promissory notes                      --            --                --              --             --              --
     Net loss                                --            --                --              --             --              --
                                         ----------   ------------       ------------    ------------   ------------     -----------
BALANCES AT DECEMBER 31, 1994
                                             --       $    --                  13,336        --               10,000        --
                                         ==========   ============
YEAR ENDED DECEMBER 31, 1995
     Issuance of common stock
       Upon conversion of convertible
          preferred stock                                                      (6,394)       --             --              --
       Upon conversion of 7% convertible
          promissory notes and accrued
          interest thereon                                                   --              --             --              --
       Upon exercise of warrants                                             --              --             --              --
       Recapitalization of common stock                                      --              --             --              --
       Issuance of 12% convertible
          promissory notes                                                   --              --             --              --
     Net loss                                                                --              --             --              --
                                                                         ------------    ------------   ------------     -----------
BALANCES AT DECEMBER 31, 1995
                                                                                6,942    $   --               10,000     $  --
                                                                         ------------    ------------   ------------     -----------
                                                                                                                         Deficit
                                                 Class A         Class B                                               Accumulated
                                              Common Stock     Common Stock    Common Stock    Additional                 During
                                            ---------------    -------------   --------------    Paid-in  Accumulated   Development
                                            Shares   Amount   Shares    Amount Shares Amount      Capital     Deficit      Stage
                                          --------- -------  --------- ------- ------ ------     ---------   ---------    ---------
BALANCES AT OCTOBER 31, 1993             2,333,000   7,000  1,220,000  2,000                      423,000  (6,865,000)  (1,801,000)

TWO MONTHS ENDED
  DECEMBER 31, 1993.
     Contribution to capital of Industries
       accumulated losses in excess of
       Company's Investment                  --        --       --       --
     Conversion of preferred stock to                                                           3,659,000      --           --
       common stock                      1,000,000   3,000    667,000  1,000                    3,296,000      --           --
     Fair value of option issued in
       exchange for certain legal services   --        --       --       --                         8,000      --           --
  Net loss                                   --        --       --       --                          --        --          (67,000)
                                         --------- -------  --------- -------                   ---------   ---------    ---------

BALANCE AT DECEMBER 31, 1993             3,533,000  10,000  1,887,000  3,000                    7,386,000  (6,865,000)  (1,868,000)

YEAR ENDED DECEMBER 13, 1994:
     Change in par value of Class B
       common stock to $.0001                --        --       --     3,000                       (3,000)     --           --
     Issuance of common stock:
       For services relating to warrants
        exercised in 1995                    --        --       22,000   --                        88,000      --           --
       Upon cancellation of Indebtedness     --        --       78,000   --                       445,000      --           --
       In exchange for advances repayable
          only out or proceeds of public
          offering                           --        --      133,000   --                       471,000      --           --
       Upon exercise of option               --        --       17,000   --                         8,000      --           --
       For cash, less related costs of
          $152,000                           --        --      907,000 3,000                      933,000      --           --
       Upon conversion of $162,000 of 7%
          convertible promissory notes and
          accrued interest thereon           --        --       79,000   --                       165,000      --           --
       Upon exercise of option to acquire
          laboratory equipment and
          forgiveness of related accrued
          rent                               --        --       83,000 1,000                      271,000      --           --
       Upon conversion of preferred stock    --        --       43,000   --                          --        --           --
     Issuance of convertible preferred stock
       in exchange for convertible
          promissory notes                   --        --       --       --                       356,000      --           --
       For cash                              --        --       --       --                       100,000      --           --
     Issuance of 7% convertible
       promissory notes                      --        --       --       --                     1,643,000      --           --
     Net loss                                --        --       --       --                          --        --       (3,776,000)
                                         --------- -------  --------- -------                   ---------   ---------    ---------
                                         3,333,000  10,000  3,249,000 10,000    --         --  11,863,000  (6,865,000)  (5,644,000)
BALANCES AT DECEMBER 31, 1994

YEAR ENDED DECEMBER 31, 1995
     Issuance of common stock
       Upon conversion of convertible
          preferred stock                    --        --     341,000  1,000    --         --      (1,000)     --           --
       Upon conversion of 7% convertible
          promissory notes and accrued
          interest thereon                   --        --     500,000  1,000    --         --   1,050,000      --           --
       Upon exercise of warrants             --        --     120,000  1,000    --         --     254,000      --           --
       Recapitalization of common stock
                                       (3,333,000)(10,000)(4,210,000)(13,000) 7,543,000   75,000  (52,000)     --
       Issuance of 12% convertible
          promissory notes                   --        --       --       --                     6,377,000      --           --
     Net loss                                --        --       --       --                          --        --        (8,849,000)
                                         --------- -------  --------- ------- ---------  ------ ---------   ---------    ---------

BALANCES AT DECEMBER 31, 1995                --    $   --       --    $  --   7,543,000 $75,000 19,491,000 $(6,865,000)$(14,493,000)
                                         --------- -------  --------- ------- ---------  ------ ---------   ---------    ---------

                                                                          Common Stock
                                                                          ------------
                                                                       Shares       Amount
                                                                       ------       ------
BALANCES AT DECEMBER 31, 1995                                        7,543,000      75,000
YEAR ENDED DECEMBER 31, 1996:
  Issuance of Common stock:
    Upon conversion of convertible preferred stock                     454,000       4,000
    Upon conversion of 7% convertible promissory notes and
      accrued interest ($20,000) and related costs of $41,000          152,000       2,000
    Upon conversion of 12% convertible promissory notes and
      accrued interest thereon of $100,000 net of related costs
      of $218,000                                                    7,004,000      70,000
    For cash -
      From consortium, net of placement costs of $212,000              632,000       7,000
      Upon exercise of stock options                                   193,000       2,000
      Other                                                             38,000        --
    In payment of accrued salaries and accounts payable                434,000       4,000
    Upon exercise of warrants                                          196,000       2,000
    In connection with costs relating to the issuance of 10%
      convertible notes                                                462,000       5,000
  Issuance of warrants for services rendered                              --          --
  Issuance of warrants in settlement of litigation                        --          --
  Net loss                                                                --          --
                                                                    ----------    --------
BALANCES AT DECEMBER 31, 1996                                       17,108,000    $171,000


See accompanying notes to consolidated financial statements.

                                                                                                       Deficit
                                                                                                     Accumulated
                                                              Additional                               During
                                                               Paid-In           Accumulated         Development
                                                               Capital             Deficit             Stage
                                                               -------             -------             -----
BALANCES AT DECEMBER 31, 1995                               $ 19,491,000        $(6,865,000)       $(14,493,000)

YEAR ENDED DECEMBER 31, 1996:
         Issuance of common stock:
           Upon conversion of convertible
             preferred stock                                      (4,000)              --                  --
           Upon conversion of 7% convertible
             promissory notes and accrued interest
             ($20,000) and related costs of $41,000              277,000               --                  --
           Upon conversion of 12% convertible
             promissory notes and accrued interest
             thereon of $100,000 net of related costs
             of $218,000                                       1,612,000               --                  --
         For cash:
           From consortium, net of placement costs
             of $212,000                                       2,181,000               --                  --
           Upon exercise of stock options                         95,000               --                  --
           Other                                                  19,000               --                  --
         In payment of accrued salaries and accounts
           payable                                               260,000               --                  --
         Upon exercise of warrants                                98,000               --                  --
         In connection with costs relating to the
           issuance of 10% convertible notes                     520,000               --                  --
         Issuance of warrants for services rendered              175,000               --                  --
         Issuance of warrants in settlement of
           litigation                                             68,000               --                  --
         Net loss                                                   --                 --            (4,384,000)
                                                            ------------        -----------        ------------
BALANCES AT DECEMBER 31, 1996                               $ 24,792,000        $(6,865,000)       $(18,877,000)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                        Additional                      During
                                                                      Common Stock        Paid-In      Accumulated    Development
                                                                 Shares       Amount      Capital      Deficit           Stages
                                                                 ------       ------      -------      -------           ------

 Balances At December 31, 1996                                 17,108,000   $171,000    $24,792,000   $(6,865,000)    $(18,877,000)

YEAR ENDED DECEMBER 31, 1997:
  Issuance of common stock:
       In connection with costs relating to the issuance          493,000      5,000        575,000
       of 10%  convertible notes
       In connection with the sale of Escrowed Shares by        2,669,000     27,000      2,219,000
       the Convertible Note Purchasers
       Upon exercise of warrant                                   100,000      1,000         13,000
       In payment of accrued salaries and accounts                646,000      6,000        369,000
       payable
  Issuance of warrants:
         For services rendered                                                               88,000
         In connection with the sale of the 8.5% senior                                     400,000
       secured convertible notes
         Issuance of the 8.5% senior secured convertible                                  9,821,000
       notes

Net loss:                                                                                                              (14,164,000)
                                                               ----------   --------    -----------   -----------     ------------
BALANCES AT DECEMBER 31, 1997                                  21,016,000    210,000     38,277,000    (6,865,000)     (33,041,000)

YEAR ENDED DECEMBER 31, 1998:
  Issuance of common stock:
       In connection with settlement of litigation                125,000      1,000        124,000
       Upon exercise of stock options                              98,000      1,000         53,000
       For cash                                                   143,000      2,000         98,000
       In lieu of interest                                      1,670,000     17,000        451,000

Net loss:                                                                                                               (3,261,000)
                                                               ----------   --------    -----------   -----------     ------------
BALANCES AT DECEMBER 31, 1998                                  23,052,000   $231,000    $39,003,000   $(6,865,000)    $(36,302,000)
                                                               ==========   ========    ===========   ===========     ============


See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Year Ended               Period From
                                                                                          December 31,            July 21, 1989
                                                                                  ---------------------------   (Date of Inception)
                                                                                                                  Dec. 31, 1998
                                                                                       1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $ (3,261,000)   $(14,164,000)   $(36,302,000)
     Adjustments to reconcile net loss to net cash flows from operating activities:
       Interest expense relating to the beneficial conversion feature of the
       Senior Secured Convertible Note                                                               9,821,000      17,841,000
       Depreciation                                                                    232,000         205,000         799,000
       Amortization of debt issue costs                                                142,000         181,000       1,062,000
       Reduction of accrued expenses                                                  (270,000)           --          (270,000)
       Common stock issued in lieu of interest                                         468,000       1,176,000       1,756,000
       Fair value of warrants and option granted for services rendered                    --            88,000         209,000
       Common stock issued for services provided                                          --              --           206,000
       Common stock issued upon settlement of litigation                               125,000            --           125,000
       Expenses paid by shareholder on behalf of Company                                  --              --            79,000
     Changes in operating assets and liabilities:
       Accounts receivable                                                             (77,000)           --           (77,000)
       Other current assets                                                             (2,000)         (5,000)         (1,000)
       Security and equipment deposits                                                 (46,000)        (29,000)        (95,000)
       Accounts payable, accrued expenses and customer deposits                         45,000         (24,000)      2,033,000
       Due to related parties                                                             --              --          (118,000)
                                                                                  ------------    ------------    ------------
              Net cash used in operating activities                                 (2,644,000)     (2,751,000)    (12,764,000)
                                                                                  ------------    ------------    ------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                            (273,000)         (3,000)     (1,012,000)
       Restricted cash                                                                    --            65,000            --
       Other                                                                              --              --            94,000
                                                                                                                  ------------
              Net cash provided by (used in) investing activities                     (273,000)         62,000        (918,000)
                                                                                  ------------    ------------    ------------
     CASH FLOW FROM FINANCING ACTIVITIES:
       Net advance repayable only out of proceeds of public offering                      --              --           471,000
       Proceeds received upon issuance of common stock                                 100,000            --         3,339,000
       Proceeds received from issuance of preferred stock, net of related costs           --              --           100,000
       Proceeds received upon exercise of options and warrants, net of costs            54,000          14,000         637,000
       Net advances by former principal stockholder                                       --              --           321,000
       Proceeds from sale of convertible debt                                        3,330,000       2,170,000      10,874,000
       Debt issue costs                                                                   --          (277,000)       (887,000)
       Repayment of convertible debt                                                      --          (100,000)       (100,000)
                                                                                  ------------    ------------    ------------

              Net cash provided by financing activities                              3,484,000       1,807,000      14,755,000
                                                                                  ------------    ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                567,000        (882,000)      1,073,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         506,000       1,388,000
                                                                                  ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  1,073,000    $    506,000    $  1,073,000
                                                                                  ============    ============    ============

                                                                                                 Period From
                                                                            Year Ended        July 21, 1989 (Date
                                                                            December 31        of Inception) to
                                                                        1998           1997     Dec. 31, 1998
                                                                        ----           ----     -------------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Contribution to capital by former principal                          $---      $---            $3,659,000
     stockholder
   Related party debt exchanged for convertible debt                    $---      $---            $  321,000
   Exchange of indebtedness to former principal                         $---      $---            $  445,000
     stockholder for common stock
   Issuance of common stock for services and accrued                    $---      $---            $  352,000
     salaries
   Exchange of equipment and accrued rent for                           $---      $---            $  271,000
     common stock
   Subordinated notes and related accrued interest                      $---      $---            $3,300,000
     exchanged for Series A preferred stock
   Exchange of convertible debt for convertible                         $---      $---            $  356,000
     preferred stock

   Conversion of convertible debt and accrued interest into common      $---      $1,508,000      $4,776,000
       stock, net of unamortized debt discount
   Exchange of advances repayable only out of proceeds of               $---      $---            $  471,000
       public offering for common stock
   Deferred offering costs on warrants exercised                        $---      $---            $   88,000
   Issuance of warrants in settlement of litigation for debt issue      $---        $488,000      $  364,000
       costs and for services rendered
   Common stock issued for costs related to 10% promissory notes        $---      $---            $  525,000


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

       FINANCIAL INSTRUMENTS - Financial instruments include cash and cash equivalents, other assets, accounts payable and convertible promissory notes payable. With the exception of convertible promissory notes payable, management believes that the amounts reported for financial instruments are reasonable approximations of their fair values due to their short-term nature.

       The convertible promissory notes payable outstanding at December 31, 1998 are payable July 1, 2002, bear interest at 8.5% and are convertible into the Company's Common Stock at a conversion price of $.28 per share. The conversion price represented a discount from the quoted market price of the Company's Common Stock and as a result during 1997, the Company recorded interest expense of $9,821,000 for the intrinsic value of this "beneficial conversion feature" (see Note 7). It is not practicable to estimate the fair value of this financial instrument due to a lack of existing comparable financial instruments. In January 1999, these promissory notes were converted into 19,642,857 shares of the Company's Common Stock and 562,647 shares of the Company's Common Stock were issued to pay accrued interest to the conversion date (see Note 8).

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

       INCOME TAXES - Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

       STOCK OPTIONS - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). In accordance with SFAS No. 123, the Company has elected to account for stock option grants using the intrinsic value based method prescribed by APB Opinion No. 25. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation was recognized in 1998 and 1997.

       NET LOSS PER COMMON SHARE - The Company has presented net loss per common share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Net loss per common share is based upon the weighted average number of outstanding common shares. For the years ended December 31, 1998 and 1997, the Company's potential common shares have an anti-dilutive effect on earnings per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding. Potential common shares resulting from convertible notes payable, stock options and warrants that would be used to determine diluted earnings per share for the years ended December 31, 1998 and 1997 were as follows:


                                      POTENTIAL COMMON SHARES
                                      -----------------------

                                                1998                1997
                                                ----                ----
                 Stock options             4,598,000           2,909,000

                 Warrants                  4,590,000           4,590,000

                 Convertible debt         19,643,000          19,643,000

                 Accrued interest on
                    Convertible debt         462,000             462,000
                                          ----------          ----------
                   Total                  29,293,000          27,604,000
                                          ==========          ==========

       RECENT ACCOUNTING PRONOUNCEMENTS - Effective January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). During the periods presented, the Company had no changes in equity from transactions or other events and circumstances from non-owner sources. Accordingly, a statement of comprehensive income has not been provided as comprehensive loss equals net loss for all periods presented.

       Effective January 1, 1998, the Company was required to adopt SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements. It also establishes standards for related disclosures about products, services, geographic areas and major customers. As a development stage enterprise, adoption of this standard had no impact on the Company's financial statement disclosures.

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those statements at fair value. This statement is effective for fiscal years beginning after June 15, 1999, although early adoption is encouraged. The Company is evaluating the effect that the adoption of SFAS No. 133 will have on its consolidated financial position and results of operations but does not expect the effect to be material.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -   OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT'S PLANS TO
           OVERCOME:

       The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since its inception, the Company has incurred substantial operating losses and expects to incur additional operating losses over the next several years. The Company does not expect to generate any revenues from operations prior to late 1999 or the first quarter of 2000. Since December 1993, operations have been financed primarily through the use of proceeds from the sale of convertible debt and private placements of common and preferred stock. Continuation of the Company's operations is dependent upon its ability to raise additional financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       MANAGEMENT'S PLANS - During the last five years, the Company has recruited a new management team and a core technical staff with commercialization and battery technology expertise. The staff has expertise in technology, commercialization, process development, battery engineering and strategic alliance development. A modern research facility was leased and product development commenced. The Company's operating results to date are solely attributable to research and development activities, general and administrative expenses and interest expenses.

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

       The Company has raised approximately $14,800,000 since inception through various sales of convertible debt and common and preferred stock. Management believes that, as of December 31, 1998, the Company only has capital resources sufficient to meet the Company's obligations through May 1999, other than financing for the development of manufacturing capacity. Management's plans include expansion of its strategic alliances, which would provide capital from joint development programs, license fees or an additional equity investment. The Company also plans to raise additional capital by means of private and/or public equity or debt financings.

       There can be no assurance that the incremental capital needed to attain commercial viability of the Company's battery technology will be obtained, which the Company currently estimates at approximately $18 million without regard to the capital requirements for the development of any manufacturing capacity. If the Company is unable to raise sufficient capital, it will be forced to curtail research and development expenditures which, in turn, will delay, and could prevent, the completion of the commercialization process.

NOTE 3 -   PROPERTY AND EQUIPMENT:

       Property and equipment at December 31, 1998 is summarized as follows:

                        Laboratory equipment                                   $1,122,000
                        Furniture and office equipment                             95,000
                        Leasehold improvements                                     45,000
                                                                              -----------
                                                                               $1,262,000

                        Less:     Accumulated depreciation and amortization       799,000
                                                                              -----------
                                                                              $   463,000
                                                                              ===========

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -   RELATED PARTY TRANSACTIONS:

       CONSULTING AGREEMENTS - In May 1996, the Company entered into a consulting agreement with a former director to provide investment advisory services, shareholder relations and related consulting services to the Company. The agreement was for a period of one year and was automatically renewable for not more than two additional years. In addition, in consideration for past and prospective services provided to the Company by this former director's corporation, the Company issued to such corporation a warrant to purchase 1,500,000 shares of the Company's Common Stock at an exercise price of $1.54 per share. The warrant also included certain anti-dilutive provisions which had entitled the warrant holder to purchase approximately 2,400,000 shares of the Company's Common Stock at an exercise price of $0.96 per share.

       In December 1997, in consideration for removing the anti-dilution provisions and reducing the term of the warrant, the Company amended the warrant to entitle the warrant holder to purchase 2,800,000 shares of the Company's Common Stock at an exercise price of $0.85 per share. In addition, the Consulting agreement was terminated upon payment of an additional $84,000 to the Consultant. Total amounts charged to operations under the agreement were $203,000 in 1997.

NOTE 5 -   INCOME TAXES:

       Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal temporary difference arises from the net operating loss carryforwards and results in a deferred tax asset of approximately $6,900,000 at December 31, 1998.

       A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax law, that a full valuation allowance is appropriate at December 31, 1998.

       At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $16,900,000 expiring in the years 2004 through 2013 and net operating loss carryforwards of approximately $11,700,000 for state income tax purposes, expiring in the years 1999 through 2001.

       Current tax law limits the use of net operating loss carryforwards after there has been a substantial change in ownership (as defined) during a three year period. Due to changes in ownership between 1993 and 1997, and the conversion of the Senior Secured Convertible Notes in January 1999 (see Note 8), there exists substantial risk that the Company's use of net operating losses may be severely limited under the Internal Revenue Code.

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

       EMPLOYMENT AGREEMENTS - The Company has a four-year employment agreement with its Director of Research providing for annual compensation of $125,000 through February, 1999.

       In May 1996, the Company entered into a one year employment agreement with its Chief Executive Officer at an annual salary of $185,000 and other incentives, including performance bonuses and stock options. The agreement has been extended through December 31, 1998. The officer voluntarily elected to defer his compensation until October 1997 and again in October 1998. At December 31, 1998 such deferral ($211,416) has been included in accrued salaries in the accompanying financial statements. In 1997, the Board of Directors approved the issuance of 246,623 shares of the Company's Common Stock to the officer in satisfaction of $100,000 of accrued but unpaid salary. The fair value of the shares was $125,000. Additional expense of $25,000 was recognized as a result of the transaction.

       In June 1998, the Company extended for two years the employment agreements with its President/Chief Operating Officer and its Executive Vice President of Operations/Chief Technical Officer at annual salaries of $155,000 and $145,000, respectively, plus other incentives, including performance bonuses and stock options. These employment agreements were extended on the same terms and conditions except that no new options were granted.

       LEGAL PROCEEDINGS - In May 1998, the Company reached agreements to settle law suits with a former director of the Company and the Company's former legal counsel. As a result of the agreements, the Company issued 125,000 shares of its Common Stock, received a cash settlement payment and eliminated an accrued liability. The net effect of the settlement was cash proceeds to the Company of $505,000.

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

       The preferred stock may be entitled to such dividends, redemption rights, liquidation rights, conversion rights and voting rights as the Board of Directors, in its discretion, may determine, in a resolution or resolutions providing for the issuance of any such stock. Rights granted by the Board of Directors may be superior to those of existing shareholders, (including the right to elect a controlling number of directors as a class). Preferred stock can be issued without the vote of the holders of Common Stock. No shares of preferred stock are outstanding at December 31, 1998.

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

       The Company did not repay the $1.75 million principal of the Convertible Notes on the March 24, 1997 maturity date and, accordingly, pursuant to the terms of the Convertible Note Agreements, the Company placed in escrow an additional 6,201,550 shares of the Company's Common Stock (the "Escrowed Shares"). Based on the terms of an amended agreement with Convertible Note Purchasers, on September 22, 1997, the Company paid $100,000 to the Convertible Note Purchasers to reduce the principal amount of the Convertible Notes. During September 1997 through November 1997, the Convertible Note Purchasers sold 2,163,158 Escrowed Shares which further reduced the principal amount of the Convertible Notes by $1,650,000. In addition, 32,350 Escrowed Shares were issued to the Convertible Note Purchasers to satisfy interest accrued subsequent to March 1997. Of the remaining Escrowed Shares, 12.5% or 473,160 Escrowed Shares were issued to the Convertible Note Purchasers and 87.5% or 3,532,882 Escrowed Shares were returned to the Company and subsequently retired. The fair value of the 473,160 additional shares issued of $596,000 was charged to interest expense in 1997.

       BRIDGE FINANCING - In July and August 1997, the Company obtained bridge financing for an aggregate $500,000 by issuing convertible notes to five lenders and an aggregate of 100,000 warrants to these lenders. The terms of this bridge financing, as amended, included, among other things, interest of 8% on the bridge notes, maturity of the bridge notes on September 30, 1997, the convertibility of the bridge notes into the Company's Common Stock at $.28 per share, and an exercise price of $.14 per share for the bridge lenders' warrants. On September 22, 1997, these convertible notes were repaid from proceeds of the sale of $5.5 million of the Company's Senior Secured Convertible Notes. In November 1997, warrants to purchase 100,000 shares of the Company's Common Stock were exercised by the bridge lenders at an exercise price of $.14 per share. The fair value of the warrants of $66,000 was recorded as debt issue costs and charged to interest expense in 1997.

       SENIOR SECURED CONVERTIBLE NOTES DUE JULY 1, 2002 - On September 22, 1997, the Company entered into a Senior Secured Convertible Note Purchase Agreement (the "Note Purchase Agreement") with Lithium Link LLC (the "Lender") for the sale of $5.5 million of the Company's Senior Secured Convertible Notes (the "Notes"). Interest accrues at 8.5% and is payable annually, at the Company's election in cash or the Company's Common Stock. The Company issued 1,669,634 shares of Common Stock to the noteholders in payment of interest from September 22, 1997 to September 21, 1998. The principal of the Notes is payable on or before July 1, 2002. The Notes are convertible into the Company's Common Stock at a conversion price of $.28 per share. In 1997, the Company recorded the intrinsic value of the beneficial conversion feature of the Senior Secured Convertible Notes as a charge to interest expense of $9,821,000. The holders of the Notes will have two demand registration rights and "piggyback" registration rights, subject to conditions set forth in the Note Purchase Agreement.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       In connection with the sale of the Notes, the Company entered into a Consulting Agreement with Interlink Management Corporation ("IMC") whereby IMC will be paid $5,000 per month for one year, with the Company having an option to renew the Consulting Agreement for another one year term. IMC was also paid $150,000 and granted a warrant to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.40 per share. The estimated fair value of the warrants of $334,000 and the fee paid were capitalized as debt issue costs. IMC provides consulting services in connection with strategic planning and the identification of prospective strategic alliance partners with respect to the manufacture and distribution of the Company's lithium-ion polymer rechargeable battery products.

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

       In January 1999, the Notes were converted into shares of the Company's Common Stock (see Note 8).

       ACCOUNTS PAYABLE - In December 1997, the Company issued 399,652 shares of its Common Stock in settlement of accounts payable of $200,000. The fair value of the shares was $250,000. Additional expense of $50,000 was recognized as a result of the transaction.

       STOCK INCENTIVE PLAN - The Company's Board of Directors adopted the 1994 Stock Incentive Plan (the "1994 Stock Plan") in February 1994. The 1994 Stock Plan shall terminate ten years after its initial effective date, unless terminated earlier by the Board of Directors. A total of 2,666,667 shares of common stock shall be reserved and available for grants. On December 2, 1997, shares of common stock available for grant was increased to 5,333,334. Stock options permitting the holder to purchase a specified number of shares of common stock will be granted at an exercise price not less than 100% of the fair value of such stock on the date of grant. The stock options may be in the form of an incentive stock option or a non-qualified stock option. Options granted generally vest 25% upon grant and 25% upon each anniversary of the grant date. Options granted will be cancelled immediately upon termination of the grantee's employment or association with the Company, except in certain situations such as retirement, death or disability.

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

       1998 Stock Incentive Plan - The Company's Board of Directors adopted the 1998 Stock Incentive Plan (the "1998 Plan") in December 1998. The 1998 Plan terminates in December 2008. A total of 3,000,000 shares of common stock shall be reserved and available for grants. The exercise price of an option granted under the 1998 Plan will not be less than the fair market value of the Company's Common Stock on the date of grant; however, for any non-qualified Stock Option the option price per share of Common Stock, may alternatively, be fixed at any price deemed to be fair and reasonable, as of the date of grant. Options granted under the 1998 Plan generally vest one-third at the date of grant and one-third at each of the first two anniversary dates following the date of grant.

       Options under the 1994 Stock Plan, the Directors Plan and the 1998 Plan as of December 31 are summarized as follows:

                                                 1998                           1997
                                                 ----                           ----

                                                      Weighted                          Weighted
                                                       Average                           Average
                                        Options    Exercise Price       Options       Exercise Price
Outstanding, beginning of year         2,909,000       $   .73         1,851,000       $   1.35
Granted                                2,103,000       $   .32         2,640,000       $   0.74
Exercised                                (98,000)      $   .55
Cancelled                               (316,000)      $   .65        (1,582,000)      $   1.50
                                       ---------       -------         ---------       --------
Outstanding, end of year               4,598,000       $   .55         2,909,000       $   0.73
                                       ---------       -------         ---------       --------
Options exercisable, end of year       2,615,000       $   .52         1,695,000       $   0.64
                                       ---------       -------         ---------       --------

The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                           Weighted
                                                       Weighted              Average                                 Weighted
                                                        Average            Remaining                                  Average
Range of                          Options               Exercise           Contractual       Options                  Exercise
Exercise Prices                 outstanding              Price                Life         Exercisable                 Price
$.28                             1,991,000               $.28               10 years         655,000                   $.28
$.58                             1,509,000               $.58                7 years       1,449,000                   $.58
$.79-$1.09                       !,098,000               $.99                9 years         511,000                   $.99
                                 ---------                                                 ---------
                                 4,598,000                                                 2,615,000

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The per share weighted-average fair value of stock options granted during 1998 and 1997 was $.25 and $.62 on the date of grant. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had the compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's pro forma net loss for the years ended December 31, 1998 and 1997 would have been $3,726,000 ($.17 per share) and $14,550,000 ($.81 per share), respectively.

       The fair value of options granted under the Company's stock option plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: 1998 - no dividend yield, expected volatility of 103%, risk-free interest rate of 4.8% and expected life of 5 years; 1997 - no dividend yield, expected volatility of 114%, risk-free interest rate of 5.5% and expected life of 5 years.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

WARRANTS -

Warrants are summarized as follows:


                                                                Weighted
                                                            Average Exercise
                                        Warrants                  Price
                                        --------                  -----
Outstanding, January 1, 1997           2,360,000                 $1.52
Granted in 1997                        2,330,000                 $0.85

Exercised in 1997                       (100,000)                $0.14
                                       ---------                 -----
Outstanding, December 31, 1997         4,590,000                 $0.93
                                       ---------                 -----

Exercisable, December 31, 1997         3,233,000                 $0.86
                                       ---------                 -----

There was no activity with respect to warrants during 1998. The following table summarizes information about warrants outstanding at December 31, 1998:

                                                Weighted           Weighted Average                        Weighted
Range of                   Warrants              Average              Remaining              Warrants       Average
Exercise Prices           Outstanding        Exercise Price        Contractual Life        Exercisable    Exercise Price
---------------           -----------        --------------        ----------------        -----------    --------------
 $.40 -  $.85            3,984,000               $0.76                 3 years             2,884,000          $0.72
$1.00 - $1.54              399,000               $1.19                 4 years               249,000          $1.30
$3.20 - $4.50              207,000               $3.73                 5 years               100,000          $3.60
                         ---------                                                         ---------
                         4,590,000                                                         3,233,000

       During 1997, the Company issued warrants in exchange for consulting services and in connection with the sale of convertible debt securities. The Company accounts for warrants issued to nonemployees based on the estimated fair market value of the services received or the equity instruments issued, whichever is more reliably measurable. The fair value of warrants related to the sale of debt securities are capitalized as debt issue costs and amortized over the term of the debt using the straight-line method. For warrants issued in 1997, the Company capitalized $400,000 in debt issue costs and recorded expense of $88,000 for consulting services received.

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


       NOTE 8 - SUBSEQUENT EVENTS AND PRO FORMA INFORMATION - In January 1999, the Company's Notes were converted to equity by the Lender in accordance with the original terms of the Note Purchase Agreement (see Note 7). As a result of the conversion, the Company issued 19,642,857 shares of its Common Stock to convert the Notes and 562,647 shares of its Common Stock to pay accrued interest to the conversion date. In addition, the Consulting Agreement with IMC expired according to its terms and all security interests and licenses held by IMC and the Lender were cancelled and terminated.

       The unaudited pro forma balance sheet presented herein reflects the conversion of the $5,500,000 Notes and accrued interest of $129,000 into $201,000 of common stock and $5,428,000 of additional paid-in-capital, and the write-off of related debt issue costs of $496,000 to additional paid-in capital.