Form 10QSB
period 1999-03-31
LITHIUM TECHNOLOGY CORP
filed 1999-05-17
CIK 804154

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

            (Mark One)

            [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1999: 43,257,689 shares of Common Stock

           Transitional Small Business Disclosure Format (check one):

Yes       No  X
    ---      ---

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX


                                                                            PAGE
                         PART 1 - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

             Consolidated Balance Sheets - March 31, 1999 (Unaudited)
                     and December 31, 1998                                   1

             Consolidated Statements of Operations -Three Months
                     Ended March 31, 1999 and 1998, and Period From
                     July 21, 1989 (Date of Inception) to March 31,
                     1999                                                    2

             Consolidated Statements of Changes in Stockholders'
                     Equity - Three Months Ended March 31, 1999
                     (Unaudited)                                             3

             Consolidated Statements of Cash Flows - Three Months
                     Ended March 31, 1999 and 1998, and Period from
                     July 21, 1989 (Date of Inception) to March 31,
                     1999                                                    4

                     Notes to Consolidated Financial Statements -
                     March 31, 1999                                          6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                             7

                           PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                              12

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS                      12

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                12

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            12

ITEM 5.      OTHER INFORMATION                                              12

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                               12

                         PART I - FINANCIAL INFORMATION

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS

                                                                       March 31,         December 31,
                                                                         1999                1998
                                                                     ------------        ------------
                                                                     (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                       $    570,000        $  1,073,000
     Accounts receivable                                                   46,000              77,000
     Other current assets                                                  14,000              17,000
                                                                     ------------        ------------
         Total Current Assets                                        $    630,000        $  1,167,000
                                                                     ------------        ------------
PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION
OF $856,000 AND $799,000                                             $    406,000             463,000

OTHER ASSETS:
     Debt issue costs, less accumulated amortization of
     $0 and $187,000                                                           --             496,000
     Security and equipment deposits                                       95,000              95,000
                                                                     ------------        ------------
                                                                           95,000             591,000
                                                                     ------------        ------------
         Total assets                                                $  1,131,000        $  2,221,000
                                                                     ============        ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Accounts payable                                                $    253,000        $    213,000
     Accrued salaries                                                     258,000             212,000
     Other accrued expenses                                               100,000             229,000
                                                                     ------------        ------------
         Total current liabilities                                        611,000             654,000
                                                                     ------------        ------------
LONG-TERM LIABILITIES:
     Senior Secured Convertible Notes, due July 1, 2002                        --           5,500,000
                                                                     ------------        ------------
         Total liabilities                                                611,000           6,154,000
                                                                     ------------        ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY):
     Common stock, par value $.01 per share:
     Authorized - 50,000,000 shares
     Issued and outstanding - 43,257,689 and 23,052,185 shares            433,000             231,000
     Additional paid-in capital                                        43,971,000          39,003,000
     Accumulated deficit                                               (6,865,000)         (6,865,000)
     Deficit accumulated during development stage                     (37,019,000)        (36,302,000)
                                                                     ------------        ------------
         Total stockholders' equity (deficiency)                          520,000          (3,933,000)
                                                                     ------------        ------------
                                                                     $  1,131,000        $  2,221,000
                                                                     ============        ============

See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                         Period From July 21,
                                                                                                                1989 (Date of
                                                                       Three Months Ended March 31,             Inception) to
                                                                     --------------------------------             March 31,
                                                                         1999                1998                   1999
                                                                     ------------        ------------           -------------
                                                                     (Unaudited)         (Unaudited)             (Unaudited)
REVENUES:
     Development contracts                                           $     22,000        $        ---           $    121,000
                                                                     ------------        ------------           ------------

COSTS AND EXPENSES:
     Engineering, research and development                                356,000             335,000              7,367,000
     General and Administrative                                           364,000             440,000             10,747,000
                                                                     ------------        ------------           ------------
                                                                          720,000             775,000             18,114,000
                                                                     ------------        ------------           ------------

OTHER INCOME (EXPENSE):
     Interest expense, net of interest income                             (19,000)            (71,000)            (1,835,000)
     Interest expense related to beneficial conversion feature                 --                  --            (17,841,000)
     Other non-operating income                                                --                  --                650,000
                                                                     ------------        ------------           ------------
                                                                          (19,000)            (71,000)           (19,026,000)
                                                                     ------------        ------------           ------------
NET LOSS                                                             $   (717,000)       $   (846,000)          $(37,019,000)
                                                                     ============        ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
                                                                       38,349,000          21,016,000
                                                                     ============        ============

BASIC AND DILUTED NET LOSS PER SHARE:                                $       (.02)       $       (.04)
                                                                     ============        ============

See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (DEFICIENCY) - (UNAUDITED)


                                                                                                     Deficit
                                            Common Stock                                           Accumulated
                                                                    Additional                       During
                                                                       Paid-       Accumulated     Development
                                         Shares        Amount       In Capital       Deficit          Stage
BALANCES AT DECEMBER 31, 1998          23,052,185   $    231,000   $ 39,003,000   $  (6,865,000)  $(36,302,000)

Three months ended March 31, 1999:
Issuance of Common Stock:
     Upon conversion of the Senior                                                           --             --
     Secured Convertible Notes         19,642,857        196,000      4,816,000
     In lieu of interest                  562,647          6,000        152,000

Net loss                                       --             --             --              --       (717,000)
                                     ------------   ------------   ------------   -------------   ------------

BALANCES AT MARCH 31, 1999             43,257,689   $    433,000   $ 43,971,000   $  (6,865,000)  $(37,019,000)
                                     ============   ============   ============   =============   ============



See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                               Period From
                                                                                                             July 21, 1989
                                                                                   Three Months Ended          (Date of
                                                                                        March 31,              Inception)
                                                                                  1999            1998       March 31, 1999
                                                                              ------------    ------------   --------------
                                                                              (Unaudited)      (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net  Loss                                                                     $   (717,000)   $   (846,000)   $(37,019,000)
   Adjustments to reconcile net loss to net cash flows from operating activities:
     Interest expense relating to the beneficial conversion feature of the
     Senior Secured Convertible Note                                                    --              --      17,841,000
     Depreciation                                                                   57,000          50,000         856,000
     Amortization of debt issue costs                                                8,000          35,000       1,070,000
     Reduction of accrued expenses                                                      --              --        (270,000)
     Common stock issued in lieu of interest                                       158,000              --       1,914,000
     Fair value of warrants and option granted for services rendered                    --              --         209,000
     Common stock issued for services provided                                          --              --         206,000
     Common stock issued upon settlement of litigation                                  --              --         125,000
     Expenses paid by shareholder on behalf of Company                                  --              --          79,000
   Changes in operating assets and liabilities:                                         --              --              --
     Accounts receivable                                                            31,000              --         (46,000)
     Other current assets                                                            3,000           6,000           2,000
     Security and equipment deposits                                                    --          29,000         (95,000)
     Accounts payable, accrued expenses and customer deposits                      (43,000)        162,000       1,990,000
     Due to related parties                                                             --              --        (129,000)
                                                                              ------------    ------------    ------------

       Net cash used in operating activities                                      (503,000)       (564,000)    (13,267,000)
                                                                              ------------    ------------    ------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                --        (161,000)     (1,012,000)
     Restricted cash                                                                    --              --              --
     Other                                                                              --              --          94,000
                                                                              ------------    ------------    ------------

       Net cash provided by (used in) investing activities                              --        (161,000)       (918,000)
                                                                              ------------    ------------    ------------

   CASH FLOW FROM FINANCING ACTIVITIES:
     Net advance repayable only out of proceeds of public offering                      --              --         471,000
     Proceeds received upon issuance of common stock                                    --              --       3,339,000
     Proceeds received from issuance of preferred stock, net of related                 --              --         100,000
     costs
     Proceeds received upon exercise of options and warrants, net of costs              --              --         637,000
     Net advances by former principal stockholder                                       --              --         321,000
     Proceeds from sale of convertible debt                                             --       1,150,000      10,874,000
     Debt issue costs                                                                   --              --        (887,000)
     Repayment of convertible debt                                                      --              --        (100,000)
                                                                              ------------    ------------    ------------

       Net cash provided by financing activities                                        --       1,150,000      14,755,000
                                                                              ------------    ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           (503,000)        425,000         570,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   1,073,000         506,000              --
                                                                              ------------    ------------    ------------

CASE AND CASH EQUIVALENTS, END OF PERIOD                                      $    570,000    $    931,000    $    570,000
                                                                              ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:                                                     --              --
     Contribution to capital by former principal stockholder                            --              --       3,659,000
     Related party debt exchanged for convertible debt                                  --              --         321,000
     Exchange of indebtedness to former principal stockholder for common                --              --         445,000
     stock
     Issuance of common stock for services and accrued salaries                         --              --         352,000
     Exchange of equipment and accrued rent for common stock                            --              --         271,000
     Subordinated notes and related accrued interest                                    --              --       3,300,000
     Exchange of convertible debt for convertible preferred stock                       --              --         356,000
     Conversion of convertible debt and accrued interest into common stock,             --              --       4,776,000
     net of unamortized debt discount
     Exchange of advances repayable only out of proceeds of public offering             --              --         471,000
     for common stock
     Deferred offering costs on warrants exercised                                      --              --          88,000
     Issuance of warrants in settlement of litigation for debt issue costs              --              --         364,000
     and for services rendered
     Common stock issued for costs related to 10% promissory notes                      --              --         525,000



See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STATE COMPANIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1999

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1998. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or any interim period.

2.       DESCRIPTION OF BUSINESS

         Lithium Technology Corporation ("LTC") together with its wholly-owned subsidiary, Lithion Corporation ("Lithion"), collectively referred to as the "Company", are late development stage companies in the process of commercializing a unique, solid-state, lithium polymer rechargeable battery. The Company is engaged in research and development and pilot line manufacturing activities to further develop and exploit this battery technology and also holds various patents relating to such batteries. The Company's commercialization focus is on the rapidly growing portable electronics market segment (notebook computers and wireless communications handset devices).

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

         The Company had cash of $570,000 at March 31, 1999. In the absence of new capital, such cash is only sufficient to meet the Company's operating needs through approximately June, 1999 other than financing for the development of manufacturing capacity. The Company has developed and is implementing appropriate strategies to minimize expenses and conserve cash. Although management's operating plan seeks to minimize the Company's capital requirements, commercialization of the Company's battery technology will require substantial amounts of additional capital. The Company expects that operating expenses will increase as it continues to advance its battery technology and develop products for commercial applications. The Company's working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of the Company's research and development program, the levels and resources that the Company devotes to the scale-up of manufacturing and marketing capabilities, technological advances, the status of competitors, the ability of the Company to obtain equity and/or debt financing in the public or private markets, and the ability of the Company to establish collaborative agreements with other companies to provide research and development funding to the Company and to manufacture and market the Company's products. There can be no assurance that the Company will obtain needed capital on terms favorable and acceptable to the Company. For details see "Management's Discussion and Analysis - Liquidity, Capital Resources, and Financial Condition."

4.       PROPERTY AND EQUIPMENT ARE SUMMARIZED AS FOLLOWS:

         Laboratory equipment                                         $1,122,000
         Furniture and office equipment                                   95,000
         Leasehold improvements                                           45,000
                                                                      ----------
                                                                       1,262,000
         Less:  Accumulated depreciation and amortization                856,000
                                                                      ----------
                                                                      $  406,000
                                                                      ==========



5.       STOCKHOLDERS' EQUITY

         In January 1999, the Company's $5.5 million notes (the "1997 Notes") issued in September 1997 pursuant to a Senior Secured Convertible Note Purchase Agreement (the "1997 Note Purchase Agreement") were converted to equity by the lender in accordance with the original terms of the 1997 Note Purchase Agreement. As a result of the conversion, the Company issued 19,642,857 shares of its common stock to convert the 1997 Notes and 562,647 shares of its common stock to pay accrued interest to the conversion date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

         The Company is experiencing serious liquidity difficulties as a result of the lack of significant revenues from operations and the need to complete an equity or debt financing to provide needed capital to fund ongoing operations. As further discussed below, the Company had cash and cash equivalents of $570,000 at March 31, 1999 and working capital of $19,000 as of March 31, 1999. The Company had cash and cash equivalents of approximately $435,000 at April 30, 1999 and a working capital deficit of approximately $161,000 at April 30, 1999. The Company's stockholders equity was $520,000 at March 31, 1999. The Company does not expect to generate any significant revenues from operations during the fiscal year ending December 31, 1999. The Company believes that as of March 31, 1999 it has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately June 1999 other than financing for the development of manufacturing capacity. The Company does not currently have sufficient cash to achieve all its development and production objectives, including the completion of its Plymouth Meeting manufacturing plant. See "Liquidity, Capital Resources and Financial Condition" for details.

         Continuation of the Company's operations beyond June 1999 is dependent upon the Company's ability to raise substantial additional financing. In order to raise sufficient capital for its operations and growth, the Company will be required to sell additional debt or equity securities. The Company is currently seeking to privately place convertible preferred stock generating gross proceeds of approximately $4,000,000. Proceeds from this offering, if completed for the full $4,000,000, would be used to provide the Company with working capital for approximately 12 months of operations and capital for the acquisition of necessary equipment and transaction expenses.

         The preferred stock as currently proposed includes the following terms and features. At the option of the holders, the preferred stock would be (i) at any time after issuance and prior to redemption, convertible into 4.8 million shares of registered Common Stock of the Company or (ii) at any time after the Company receives any OEM purchase order, repurchased by the Company for an aggregate purchase price of $10 million (payable over time with a portion of commercial revenue generated by the Company). The preferred stock would be automatically convertible into 4.8 million shares of Common Stock of the Company in the event that the Company's Common Stock maintained a stock price of at least $2.00 for ten consecutive trading days. At the option of the Company, the preferred stock would be redeemable from the date of issuance to January 1, 2000 for an aggregate redemption price of $6 million and after January 1, 2000 and before July 1, 2000 for an aggregate redemption price of $10 million (payable in installments by the Company). It is contemplated that the holders of the preferred stock may be granted a co-exclusive royalty-free license to the Company's technology, know-how and equipment for use in the manufacture and distribution of lithium-ion polymer battery technology worldwide, subject to all pre-existing rights in such technology which license may not be exercised, sublicensed or transferred until July 1, 2000. The license would terminate upon the conversion or redemption of the preferred stock or in the event of certain fundamental transactions involving the Company. If the license is not terminated by July 1, 2000, the holders of the preferred stock would be entitled to 50% of all funds generated by the use of the license until the preferred stockholders are paid $10 million. The Company would file a registration statement to register the 4.8 million shares of Common Stock underlying the preferred stock within 45 days of the closing of the preferred stock issuance.

         The Company has received no commitments with respect to the $4,000,000 preferred stock offering as of the date of this report and the above described terms and features may not be the final terms and features of the preferred stock when it is sold and issued. In addition, there can be no assurances that the preferred stock will be issued and sold on these or any terms.

         This report does not constitute an offer to sell, nor a solicitation of an offer to purchase the preferred stock of the Company. No offer or sale of such securities shall be made except pursuant to a formal offering memorandum, and in compliance with, or under available exemptions from a registration or qualification under the Federal and all applicable State securities laws. Any such formal offering memorandum will contain additional and more detailed disclosures than are set forth herein, including a discussion to certain risk factors relevant to an investment in the Company.

         In addition to the proposed preferred stock financing, the Company will require further financing of approximately $10,000,000 in order to attain commercial viability of the Company's battery technology. There can be no assurance that the $4,000,000 currently sought by the Company for short-term needs nor the $10,000,000 required for subsequent operational and capital needs will be available, or if available that the terms thereof will be acceptable to the Company and/or that the transaction(s) can be completed within the existing time constraints. If the Company is unable to raise sufficient capital, the Company will be forced, among other things, to (a) curtail research and development expenditures and suspend or cease operations which, in turn, will delay, and could prevent, the completion of the commercialization process and
(b) assess and possibly implement liquidation, auction, bankruptcy, or other measures. To the extent the Company succeeds in raising any or all of the new capital referred to above, existing stockholders will likely experience substantial dilution. This report is qualified in its entirety by reference to the foregoing summary of the Company's current financial condition and the accompanying financial statements and notes thereto inclusive of the substantial doubt expressed therein about the Company's ability to continue as a going concern.

OVERVIEW

The Company is in the late stages of developing and seeking to commercialize innovative rechargeable solid-state lithium-ion polymer batteries. As of March 31, 1999, the Company had not generated any significant product revenues and had no commercial operations. To date, the Company has delivered limited quantities of its battery cells to selected Original Equipment Manufacturers ("OEMs") for evaluation. Based upon the performance of the Company's battery cells and its unique manufacturing technology, a top ten personal computer manufacturer (the "PC OEM") is working with the Company to incorporate the Company's lithium-ion polymer batteries into an advanced notebook computer. Subject to successful qualification of the Company's battery and the ability to meet the OEM's volume production needs, the Company anticipates entering into a definitive supply agreement with the PC OEM or a comparable OEM.

In anticipation of sales to OEMs, the Company has recently focused its resources on the augmentation of its manufacturing operations. The Company has purchased larger scale laminating and packaging equipment to upgrade its pilot line and begin manufacturing at the Company's Plymouth Meeting plant which the Company anticipates will become operational in the third quarter/fourth quarter 1999 time frame with respect to limited production of beta test prototypes and in early 2000 with respect to commercial production. LTC also had executed a letter of intent contemplating a joint venture partnership with Elite Material Co., Ltd. ("EMC"), a manufacturer of high quality laminates for printed circuit boards, to establish a manufacturing facility in Taiwan. The Company and EMC recently decided to terminate the Taiwan manufacturing joint venture since the two parties have been unable to reach mutual agreement on the fundamental business terms of the relationship.

The Company has been unprofitable since inception, expects to incur substantial additional operating losses in the future, and needs significant additional financing to continue the development and commercialization of its technology. The Company does not expect to generate any significant revenues from operations during the fiscal year ending December 31, 1999.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company has financed its operations since inception with convertible debt and private placements of common and preferred stock and has raised approximately $14.8 million.

At March 31, 1999, the Company had cash and cash equivalents of $570,000, fixed assets of $406,000 and other assets of $95,000. The Company's total liabilities were $611,000 consisting of accounts payable, accrued salaries, and accrued expenses. The Company had net working capital of $19,000 on March 31, 1999.

The Company's net working capital decreased by approximately $494,000 from December 31, 1998 to March 31, 1999. The Company's cash and cash equivalents decreased by approximately $503,000 from December 31, 1998 to March 31, 1999. The decrease in net working capital and in cash and cash equivalents is attributable to operating expenses.

The Company's stockholders equity was $520,000 at March 31, 1999, after giving effect to an accumulated deficit of $43,884,000 which consisted of $37,019,000 accumulated deficit during the development stage from July 21, 1989 through March 31, 1999 and $6,865,000 accumulated deficit from prior periods. The Company expects to incur substantial operating losses as it continues its commercialization efforts.

In September 1997, the Company entered into a Senior Secured Convertible Note Purchase Agreement (the "1997 Note Purchase Agreement") with Lithium Link LLC for the sale of $5.5 million of the Company's Senior Secured Convertible Notes (the "1997 Notes"). In January 1999, the 1997 Notes were converted into 19,642,857 shares of the Company's common stock and 562,647 shares of the Company's common stock were issued to pay accrued interest to the conversion date. Interest accrued at 8.5% and was payable annually, at the Company's election in cash or the Company's common stock. The principal of the 1997 Notes was payable on or before July 1, 2002. The 1997 Notes were convertible into the Company's common stock at a conversion price of $.28 per share. In 1997, the Company recorded the intrinsic value of the beneficial conversion feature of the 1997 Notes as a charge to interest expense of $9,821,000.

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

The Company believes that as of March 31, 1999, it has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately June 1999 other than financing for the development of manufacturing capacity, including the obtaining of additional financing for approximately $4.0 million in equipment expenditures that are currently estimated to be required in 1999-2000 to achieve sustained production levels, based on the Company's current strategies and subject to the uncertainties discussed in this report. The Company does not currently have sufficient cash to achieve all its development and production objectives, including the completion of the Plymouth Meeting Manufacturing Plant. Accordingly, the Company has implemented measures to reduce the burn rate of cash including the voluntary deferral of the payment of the Chairman/CEO's salary and the monthly fees due the Company's financial relations consultant. These deferred payments will be accrued on the Company's balance sheet. Continuation of the Company's operations beyond June 1999 is dependent upon its ability to raise additional financing. In order to raise sufficient capital for its future growth, the Company will be required to sell additional debt or equity securities.

There can be no assurance that the incremental capital needed for attaining commercial viability of the Company's battery technology will be obtained, which the Company currently estimates at approximately $14,300,000 (without regard to the capital requirements for the development of any overseas manufacturing capacity).

The $14,300,000 is comprised as follows (i) $6,300,000 for working capital through August 2001; (ii) $4,000,000 for capital equipment (iii) $2,500,000 for technology licensing; and (iv) $1,500,000 for fees and legal expenses. If the Company is unable to raise sufficient capital, it will be forced to curtail pre-production expenditures which, in turn, will delay, and could prevent, the completion of the commercialization process.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and March 31, 1998

Revenues

The Company had $22,000 in Research and Development contract revenues as a subcontractor to Yardney Technical Products for a NASA battery Research and Development contract and as a supplier of lithium ion polymer cells to NASA/Lewis Research Center for the three months ended March 31, 1999.

The Company had no revenues from commercial operations for the three months ended March 31, 1999 and 1998.

Engineering, Research and Development Expenses

Engineering, research and development expenses were $356,000 for the three months ended March 31, 1999 compared to $335,000 for the same period in 1998. The increase of $21,000 results from increased salaries offset by decreased lab supplies.

General and Administrative Expenses

General and administrative expenses were $364,000 for the three months ended March 31, 1999 compared to $440,000 for the same period in 1998. The decrease of $76,000 was due primarily to decreased consulting expenses.

Interest Expense

Interest expense was $19,000 (net of interest income of $9,000) for the three months ended March 31, 1999 compared to $71,000 (net of interest income of $44,000) for the same period in 1998. The decrease in interest expense is primarily attributable to the convertible notes issued in 1997, which were paid during January 1999.

PLAN OF OPERATIONS FOR THE COMPANY

The Company does not currently have sufficient cash to achieve all its development and production objectives, including the completion of the upgraded manufacturing line and $4.0 million for additional equipment purchases and associated engineering services. As noted above (See "Liquidity, Capital Resources, and Financial Condition") the Company believes that as of March 31, 1999 it has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately June 1999 based on the Company's current strategies and subject to the exceptions and uncertainties discussed in this report. In order to raise sufficient capital for its future growth, the Company will be required to sell additional debt or equity securities. Such new capital is planned to be sought from several sources, including strategic partners and the private equity market, although the Company has no commitments for new capital as of the date of this report. The Company is also seeking to raise additional capital for its activities beyond 1999, which may result in further dilution to the Company's existing stockholders. The Company will seek to expand its strategic alliances which would provide capital from joint development programs, license fees or an additional equity investment. Discussions are continuing with companies in Japan, Korea, Taiwan, Europe and the United States. However, there can be no assurances that additional capital will be available to the Company on a timely basis or on acceptable terms. In addition, there can be no assurance that the Company will be able to meet the technological objectives and/or satisfy the capital requirements that the Company believes are necessary to convert battery technology into successful commercial products. There can be no assurance that the Company's products will generate any revenues, will not encounter technical problems when used, will be successfully marketed, will be produced at a competitive cost, or will achieve customer acceptance or, if commercial products are developed and revenues produced, that the Company will be profitable. The likelihood of the success of the Company must be weighed against the problems, expenses, difficulties, complications and delays frequently encountered in developing and marketing a new product.

The Company's strategy is to commercialize a new generation of solid state lithium-ion polymer and lithium metal polymer batteries based on sixteen years of research and development and a strong patent portfolio covering both the battery construction and manufacturing process unique to the battery industry. The proprietary technology uses high performance fibers in composite battery structures and low-cost web coating/handling methods for manufacturing. This technology encompasses lithium-ion polymer batteries (market entry in 1999 or early 2000) and lithium alloy polymer batteries (market entry in three to five years). The Company's target market is mobile communications and computing applications which showcase the Company's thin, flat lightweight form factor and long run-times. The Company's long term objectives include the development and/or licensing of battery technology for a variety of other applications including microelectronics, electric vehicles, aerospace and defense and solar cells. There can be no assurance, however, that the Company will be able to achieve the technological breakthroughs that will be necessary in order to ultimately achieve commercialization and/or obtain financings or generate revenues in order to sustain the Company's on-going research and development phase or to complete the equipment augmentation at the Company's Plymouth Meeting Manufacturing Plant (PMMP) .

The Company's development and commercialization plan currently has the following milestones:

      (i) hand-made cell samples tested by potential strategic partners beginning in 1995 (accomplished);

      (ii) installation of a pilot line continuous flow coating and laminating unit in first quarter of 1996 (accomplished);

      (iii) upgrade of the pilot line and distribution of lithium-ion polymer cell samples produced on the pilot line to selected OEMs beginning in early 1997 (accomplished);

      (iv) distribution of prototype battery packs to selected OEMs in early 1998 (on-going);

      (v) installation of packaging equipment and environmental control equipment to achieve EPA compliance at the Plymouth Meeting plant (third to fourth quarter of 1999);

      (vi) initial commercial production in early 2000;

      (vii) construction of additional manufacturing facilities in Asia, the United States and Europe in the 2000-2001 timeframe once market demand exceeds initial manufacturing capacity.

The Company estimates that completion of phases (iv) through (vi) will cost the Company approximately $14.3 million in capital expenditures and operating costs. The $14,300,000 is comprised as follows (i) $6,300,000 for working capital through August 2001; (ii) $4,000,000 for capital and equipment; (iii) $2,500,000 for potential technology licensing; and (iv) $1,500,000 for fees and legal expenses. There can be no assurances that the Company will meet these development milestones on the time schedule outlined above. In connection with achieving and implementing manufacturing capability and commercialization, the Company expects to hire significant additional personnel.

During March 1996, a continuous flow coating/laminating pilot line -- referred to previously in this "Plan of Operation" as the Demonstration Manufacturing Facility ("DMF") -- was installed by the Company. This line has been used to further define the Company's manufacturing technology and to sharpen manufacturing cost estimates. Through equipment augmentation and upgrade, the pilot line is in the process of transitioning to the Plymouth Meeting Manufacturing Plant which will serve as the production facility for battery cells which will be assembled into battery packs for Original Equipment

Manufacturer ("OEM") customers. Subject to the uncertainties discussed in this report and the availability of capital, it is anticipated that the PMMP will cost approximately $4.0 million to complete in the 1999-2000 time frame including manufacturing equipment meeting applicable environmental regulatory standards. The PMMP will be located within the Company's existing facility in Plymouth Meeting, Pennsylvania. The Company intends to finance the overall estimated $14,300,000 total capital equipment and operating expense required to bring the Company to the initial commercial production stage and provide working capital through August 2001 by means of private and/or public equity or debt financings. These targets and the milestones discussed in phases (v) through (vii) are subject to continuing update and revision as the Company completes the applications-specific technology development activity and proves in manufacturing processes from the prototype phase to the commercial production phase.

YEAR 2000

The Company is a late development stage company in the process of commercializing and productizing a unique, solid-state lithium-ion polymer rechargeable battery. The Company is in the process of conducting a review of its computer and business systems to identify and address any problems that the systems may have with correctly interpreting and processing date information as the year 2000 approaches. The Company's review includes a series of initiatives to ensure that all of the Company's computer equipment and software will function properly into the next millennium. Computer hardware and software includes systems generally thought of as information-technology dependent, such as accounting, data processing, and telephone equipment ("IT systems"), as well as systems not obviously information-technology dependent, such as battery manufacturing and testing equipment, telecopier machines and securities systems ("non-IT systems"). These systems may contain embedded technology, which requires that the Company's review include broad identification, assessment, remediation and testing efforts.

Based upon its identification and assessment efforts to date, the Company is certain that its current telephone system will need to be modified or replaced and believes that certain other IT Systems will also require replacement or modification. The Company has already paid a retainer fee to a Y2K consultant who will review by mid-1999 the Company's IT Systems for Y2K compliance. Additionally, the Company periodically replaces computer equipment and software and in so doing, seeks to acquire only year 2000 compliant software and hardware. The Company plans to complete its assessment of its non-IT systems by mid 1999. The Company presently believes that its planned modifications or replacements of existing IT systems and non-IT systems will be completed on a timely basis so as to avoid any of the potential year 2000-related disruptions or malfunctions of the computer equipment and software it has identified.

As a development stage enterprise, the Company has not yet established any significant customer relationships, whereby year 2000 compliance or non-compliance might materially affect the Company's operations. At this point in the review process, the Company cannot reasonably estimate the cost of achieving year 2000 compliance; however, the Company does not anticipate the cost of implementing its year 2000 efforts to be material. As and when the Company transitions from the development stage to significant commercial manufacturing operations, the Company plans to determine the year 2000 readiness of its then key suppliers, identify alternative sources for materials and services in the event that lack of year 2000 compliance is indicated, and make inquires regarding the year 2000 readiness of any potential strategic partners. Management is continuing to examine the year 2000 issues as they potentially impact the Company, and will be developing contingency plans as necessary.

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

            None.

ITEM 5.   OTHER INFORMATION

            None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

            a)   Exhibits

                 None.

            b)   Form 8-K Reports during the Quarter Ended March 31, 1999

                 None.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LITHIUM TECHNOLOGY CORPORATION

                                  By: /s/ Thomas R. Thomsen
                                      ----------------------------------------
                                          Thomas R. Thomsen
                                          Chairman and Chief Executive Officer

                                      /s/ William D. Walker
                                      ----------------------------------------
                                          William D. Walker
                                          Treasurer and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

May 17, 1999