Form 10QSB
period 1999-06-30
LITHIUM TECHNOLOGY CORP
filed 1999-08-16
CIK 804154

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For The Quarterly  Period Ended June 30, 1999

[ ]   Transition report under Section 13 or 15(d) of the
      Securities Exchange Act of 1934

           For the transition period from            to
                                          -----------   ----------


                         Commission file number 1-10446

                         LITHIUM TECHNOLOGY CORPORATION
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            DELAWARE                                       13-3411148
  -------------------------------                        ----------------
  (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)

                  5115 CAMPUS DRIVE, PLYMOUTH MEETING, PA 19462
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                                 (610) 940-6090
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1999: 43,525,546 shares of Common Stock

           Transitional Small Business Disclosure Format (check one):

Yes       No   X
   -----     -----

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX

                                                                                               PAGE
                                                                                               ----
                            PART 1 - FINANCIAL INFORMATION
ITEM 1.             FINANCIAL STATEMENTS

                    Consolidated Balance Sheets - June 30, 1999 (Unaudited)
                                 and December 31, 1998                                           1

                    Consolidated Statements of Operations - Three Months and Six Months
                                 Ended June 30, 1999 and 1998, and Period From
                                 July 21, 1989 (Date of Inception) to June 30, 1999              2

                    Consolidated Statements of Changes in Stockholders'
                                 Equity - Six Months Ended June 30, 1999
                                 (Unaudited)                                                     3

                    Consolidated Statements of Cash Flows - Six Months Ended
                                 June 30, 1999 and 1998, and Period from July
                                 21, 1989 (Date of Inception) to June 30, 1999                   4

                                 Notes to Consolidated Financial Statements -
                                 Six Months Ended June 30, 1999                                  6

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                                          8

                           PART II - OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS                                                           14

ITEM 2.             CHANGES IN SECURITIES AND USE OF PROCEEDS                                   14

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES                                             14

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         14

ITEM 5.             OTHER INFORMATION                                                           14

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K                                            14

                         PART I - FINANCIAL INFORMATION

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS

                                                                          June 30,           December 31,
                                                                            1999                 1998
                                                                            ----                 ----
                                                                         (Unaudited)
CURRENT ASSETS:
       Cash and cash equivalents                                        $    153,000         $  1,073,000
       Accounts receivable                                                    26,000               77,000
       Other current assets                                                   12,000               17,000
                                                                        ------------         ------------
           Total Current Assets                                              191,000            1,167,000
                                                                        ============         ============

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION
OF $914,000 AND $799,000                                                     348,000              463,000

OTHER ASSETS:
       Debt issue costs, less accumulated amortization of
       $0 and $187,000                                                            --              496,000
       Security and equipment deposits                                        95,000               95,000
                                                                        ------------         ------------
                                                                              95,000              591,000
                                                                        ------------         ------------
           Total assets                                                 $    634,000         $  2,221,000
                                                                        ============         ============

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
       Accounts payable                                                 $    305,000         $    213,000
       Accrued salaries                                                      304,000              212,000
       Other accrued expenses                                                100,000              229,000
                                                                        ------------         ------------
           Total current liabilities                                         709,000              654,000
                                                                        ------------         ------------
LONG-TERM LIABILITIES:
       Senior Secured Convertible Notes, due July 1, 2002                         --            5,500,000
                                                                        ------------         ------------
           Total liabilities                                                 709,000            6,154,000
                                                                        ------------         ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY):
       Common stock, par value $.01 per share:
       Authorized - 50,000,000 shares
       Issued and outstanding - 43,525,546 and 23,052,185 shares             435,000              231,000
       Additional paid-in capital                                         44,044,000           39,003,000
       Accumulated deficit                                                (6,865,000)          (6,865,000)
       Deficit accumulated during development stage                      (37,689,000)         (36,302,000)
                                                                        ------------         ------------
           Total stockholders' equity (deficiency)                           (75,000)          (3,933,000)
                                                                        ------------         ------------
                                                                        $    634,000         $  2,221,000
                                                                        ============         ============



See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                  Period From
                                                                                                                 July 31, 1989
                                                                                                              (Date of Inception)
                                                Three Months Ended June 30,      Six Months Ended June 30,        to June 30,
                                                ---------------------------      -------------------------    -------------------
                                                   1999             1998           1999            1998              1999
                                                   ----             ----           ----            ----              ----
                                               (Unaudited)       (Unaudited)    (Unaudited)     (Unaudited)       (Unaudited)
REVENUES:
     Development contracts                    $    22,000      $    22,000      $    44,000      $    22,000     $    143,000
                                              -----------      -----------      -----------      -----------     ------------

COSTS AND EXPENSES:
     Engineering, research and development        351,000          525,000          707,000          860,000        7,718,000
     General and Administrative                   346,000          497,000          710,000          937,000       11,093,000
                                              -----------      -----------      -----------      -----------     ------------
                                                  697,000        1,022,000        1,417,000        1,797,000       18,811,000
                                              -----------      -----------      -----------      -----------     ------------

OTHER INCOME (EXPENSE):
     Interest expense, net of interest income       5,000          (80,000)         (14,000)        (151,000)      (1,830,000)
     Interest expense related to beneficial
       conversion feature                              --               --               --               --      (17,841,000)
     Other non-operating income                        --          650,000               --          650,000          650,000
                                              -----------      -----------      -----------      -----------     ------------
                                                    5,000          570,000          (14,000)         499,000      (19,021,000)
                                              -----------      -----------      -----------      -----------     ------------
NET LOSS                                      $  (670,000)     $  (430,000)     $(1,387,000)     $(1,276,000)    $(37,689,000)
                                              ===========      ===========      ===========      ===========     ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
                                               43,367,000       21,090,000       40,857,000       21,053,000
                                               ==========       ==========       ==========       ==========


BASIC AND DILUTED NET LOSS PER SHARE:               $(.02)           $(.02)           $(.03)           $(.06)
                                               ==========       ==========       ==========       ==========



See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (DEFICIENCY) - (UNAUDITED)

                                                                                                               Deficit
                                                   Common Stock                                              Accumulated
                                              ---------------------        Additional                          During
                                                                              Paid-        Accumulated       Development
                                              Shares         Amount        In Capital        Deficit             Stage
                                              ------         ------        ----------        -------             -----
BALANCES AT DECEMBER 31, 1998              23,052,185       $231,000     $ 39,003,000     $ (6,865,000)     $(36,302,000)

Six months ended June 30, 1999:
Issuance of Common Stock:
      Upon conversion of the Senior
      Secured Convertible Notes            19,642,857        196,000        4,816,000               --                --
      In lieu of interest                     562,647          6,000          152,000
      In payment of accounts payable          267,857          2,000           73,000

Net loss                                           --             --               --               --        (1,387,000)
                                           ----------       --------     ------------     ------------      ------------
BALANCES AT JUNE 30, 1999                  43,525,546       $435,000     $ 44,044,000     $ (6,865,000)     $(37,689,000)
                                           ==========       ========     ============     ============      ============


See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                   Period From
                                                                                     Six Months Ended             July 21, 1989
                                                                                          June 30,              (Date of Inception)
                                                                                    1999            1998          June 30, 1999
                                                                                    ----            ----          -------------
                                                                                 (Unaudited)      (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net  Loss                                                                        (1,387,000)     $ (1,276,000)     $(37,689,000)
   Adjustments to reconcile net loss to net cash flows from operating activities:
     Interest expense relating to the beneficial conversion feature of the
     Senior Secured Convertible Note                                                     --                --        17,841,000
     Depreciation                                                                   115,000            99,000           914,000
     Amortization of debt issue costs                                                 8,000            72,000         1,070,000
     Reduction of accrued expenses                                                       --          (270,000)         (270,000)
     Common stock issued in lieu of interest                                        158,000                --         1,914,000
     Fair value of warrants and option granted for services rendered                     --                --           209,000
     Common stock issued for services provided                                       75,000                --           281,000
     Common stock issued upon settlement of litigation                                   --           125,000           125,000
     Expenses paid by shareholder on behalf of Company                                   --                --            79,000
   Changes in operating assets and liabilities:                                          --                --                --
     Accounts receivable                                                             51,000                --           (26,000)
     Other current assets                                                             5,000            13,000             4,000
     Security and equipment deposits                                                     --           (46,000)          (95,000)
     Accounts payable, accrued expenses and customer deposits                        55,000           273,000         2,088,000
     Due to related parties                                                              --                --          (129,000)
                                                                               ------------      ------------      ------------
       Net cash used in operating activities                                       (920,000)       (1,010,000)      (13,684,000)
                                                                               ------------      ------------      ------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                 --          (266,000)       (1,012,000)
     Restricted cash                                                                     --                --                --
     Other                                                                               --                --            94,000
                                                                               ------------      ------------      ------------
       Net cash provided by (used in) investing activities                               --          (266,000)         (918,000)
                                                                               ------------      ------------      ------------

   CASH FLOW FROM FINANCING ACTIVITIES:
     Net advance repayable only out of proceeds of public offering                       --                --           471,000
     Proceeds received upon issuance of common stock                                     --                --         3,339,000
     Proceeds received from issuance of preferred stock, net of related                  --                --           100,000
     costs
     Proceeds received upon exercise of options and warrants, net of costs               --                --           637,000
     Net advances by former principal stockholder                                        --            54,000           321,000
     Proceeds from sale of convertible debt                                              --         1,700,000        10,874,000
     Debt issue costs                                                                    --           (51,000)         (887,000)
     Repayment of convertible debt                                                       --                --          (100,000)
                                                                               ------------      ------------      ------------
       Net cash provided by financing activities                                         --         1,703,000        14,755,000
                                                                               ------------      ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                            (920,000)          427,000           153,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    1,073,000           506,000                --
                                                                               ------------      ------------      ------------
CASE AND CASH EQUIVALENTS, END OF PERIOD                                       $    153,000      $    933,000      $    153,000
                                                                               ============      ============      ============

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- Continued

                                                                                                                   Period From
                                                                                     Six Months Ended             July 21, 1989
                                                                                           June 30,             (Date of Inception)
                                                                                    1999             1998         June 30, 1999
                                                                                    ----             ----         -------------
                                                                                 (Unaudited)      (Unaudited)      (Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION:
      Contribution to capital by former principal stockholder                          --             --             3,659,000
      Related party debt exchanged for convertible debt                                --             --               321,000
      Exchange of indebtedness to former principal stockholder for common              --             --               445,000
      stock
      Issuance of common stock for services and accrued salaries                       --             --               352,000
      Exchange of equipment and accrued rent for common stock                          --             --               271,000
      Subordinated notes and related accrued interest                                  --             --             3,300,000
      Exchange of convertible debt for convertible preferred stock                     --             --               356,000
      Conversion of convertible debt and accrued interest into common stock,           --             --             4,776,000
      net of unamortized debt discount
      Exchange of advances repayable only out of proceeds of public offering           --             --               471,000
      for common stock
      Deferred offering costs on warrants exercised                                    --             --                88,000
      Issuance of warrants in settlement of litigation for debt issue costs            --             --               364,000
      and for services rendered
      Common stock issued for costs related to 10% promissory notes                    --             --               525,000


See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STATE COMPANIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1999

1.            BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1998. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or any interim period.

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

3.            OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT'S PLANS
              TO OVERCOME

              The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since its inception, the Company has incurred substantial operating losses and expects to incur additional operating losses over the next several years. The Company does not expect to generate any significant revenues from operations during the fiscal year ending December 31, 1999. Since December 1993, operations have been financed primarily through the use of proceeds from the sale of convertible debt and private placements of common and preferred stock. Continuation of the Company's operations is dependent upon its ability to secure additional financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

              The Company had cash of $153,000 at June 30, 1999. In the absence of new capital, such cash is only sufficient to meet the Company's operating needs through approximately July, 1999. The Company has developed and is implementing appropriate strategies to minimize expenses and conserve cash. Although management's operating plan seeks to minimize the Company's capital requirements, commercialization of the Company's battery technology will require substantial amounts of additional capital. The Company expects that operating expenses will increase as it continues to advance its battery technology and develop products for commercial applications. The Company's working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of the Company's research and development program, the levels and resources that the Company devotes to the scale-up of manufacturing and marketing capabilities, technological advances, the status of competitors, the ability of the Company to obtain equity and/or debt financing in the public or private markets, and the ability of the Company to establish collaborative agreements with other companies to provide research and development funding to the Company and to manufacture and market the Company's products. There can be no assurance that the Company will obtain needed capital on terms favorable and acceptable to the Company. For details see "Management's Discussion and Analysis - Liquidity, Capital Resources, and Financial Condition."

              4. PROPERTY AND EQUIPMENT ARE SUMMARIZED AS FOLLOWS:

              Laboratory equipment                                         $1,122,000
              Furniture and office equipment                                   95,000
              Leasehold improvements                                           45,000
                                                                           ----------
                                                                            1,262,000
              Less:  Accumulated depreciation and amortization                914,000
                                                                           ----------

                                                                             $348,000
                                                                             ========


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

6.            SUBSEQUENT EVENT

              In July and August 1999, the Company raised $450,000 in connection with the sale of 4,500,000 shares of its restricted common stock to various private investors including several members of the Company's Board of Directors. Such cash is only sufficient to meet the Company's operating needs through approximately mid-October, 1999.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

The Company is experiencing serious liquidity difficulties as a result of the lack of significant revenues from operations and the need to complete an equity or debt financing to provide needed capital to fund ongoing operations. As further discussed below, the Company had cash and cash equivalents of $153,000 at June 30, 1999 and a working capital deficit of $518,000 as of June 30, 1999. The Company had cash and cash equivalents of approximately $273,000 at July 31, 1999 and a working capital deficit of approximately $438,000 at July 31, 1999. The Company's stockholders deficit was $75,000 at June 30, 1999. The Company completed a private placement of restricted shares of common stock in July and August 1999, the gross proceeds of which was $450,000. See Note 6 - "Subsequent Event" for details.

The Company does not expect to generate any significant revenues from operations during the fiscal year ending December 31, 1999. The Company believes that as of June 30, 1999 it has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately July 1999 other than financing for the development of manufacturing capacity. Utilizing the cash from the aforementioned July and August 1999 private placement the Company believes as of the date of this report that it has only sufficient resources to meet its operating needs through approximately mid-October, 1999. The Company does not currently have sufficient cash to achieve all its development and production objectives, including the completion of its Plymouth Meeting manufacturing plant. See "Liquidity, Capital Resources and Financial Condition" for details.

Continuation of the Company's operations beyond September 1999 is dependent upon the Company's ability to secure substantial additional financing. In order to raise sufficient capital for its operations and growth, the Company will be required to sell additional debt or equity securities. The Company reported in its March 31, 1999 report on Form 10-QSB that it was then seeking to raise gross proceeds of $4,000,000 through the private placement of redeemable convertible preferred stock. As reported by the Company at that time, the Company had received no commitments with respect to the $4,000,000 preferred stock offering nor have any commitments since been received, and the Company has determined not to proceed with this offering.

The Company will require further financing of approximately $14,300,000 in order to attain commercial viability of the Company's battery technology. There can be no assurance that the $14,300,000 required by the Company for operational and capital needs will be available, or if available that the terms thereof will be acceptable to the Company and/or that the transaction(s) can be completed within the existing time constraints. If the Company is unable to raise sufficient capital, the Company will be forced, among other things, to (a) curtail research and development expenditures and suspend or cease operations which, in turn, will delay, and could prevent, the completion of the commercialization process and (b) assess and possibly implement liquidation, auction, bankruptcy, or other measures. To the extent the Company succeeds in raising any or all of the new capital referred to above, existing stockholders will likely experience substantial dilution. This report is qualified in its entirety by reference to the foregoing summary of the Company's current financial condition and the accompanying financial statements and notes thereto inclusive of the substantial doubt expressed therein about the Company's ability to continue as a going concern.

OVERVIEW

The Company is in the late stages of developing and seeking to commercialize innovative rechargeable solid-state lithium-ion polymer batteries. As of June 30, 1999, the Company had not generated any significant product revenues and had no commercial operations. To date, the Company has delivered limited quantities of its battery cells to selected Original Equipment Manufacturers ("OEMs") for evaluation. Based upon the performance of the Company's battery cells and its unique manufacturing technology, a top ten personal computer manufacturer (the "PC OEM") is working with the Company to incorporate the Company's lithium-ion polymer batteries into an advanced notebook computer. Subject to successful qualification of the Company's battery and the ability to meet the OEM's volume production needs, the Company anticipates entering into a definitive supply agreement with the PC OEM or a comparable OEM.

In anticipation of sales to OEMs, the Company has recently focused its resources on the augmentation of its manufacturing operations. The Company has purchased larger scale laminating and packaging equipment to upgrade its pilot line and begin manufacturing at the Company's Plymouth Meeting plant which the Company anticipates will become operational in the fourth quarter 1999 time frame with respect to limited production of beta test prototypes and in early 2000 with respect to commercial production, subject to raising sufficient capital as discussed elsewhere in this report.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company has financed its operations since inception with convertible debt and private placements of common and preferred stock and has raised approximately $15.3 million.

At June 30, 1999, the Company had cash and cash equivalents of $153,000, fixed assets of $348,000 and other assets of $95,000. The Company's total liabilities were $709,000 consisting of accounts payable, accrued salaries, and accrued expenses. The Company had a net working capital deficit of $518,000 on June 30, 1999.

The Company's net working capital decreased by approximately $1,031,000 from December 31, 1998 to June 30, 1999. The Company's cash and cash equivalents decreased by approximately $920,000 from December 31, 1998 to June 30, 1999. The decrease in net working capital and in cash and cash equivalents is attributable to operating expenses.

The Company's stockholders deficit was $75,000 at June 30, 1999, after giving effect to an accumulated deficit of $44,554,000 which consisted of $37,689,000 accumulated deficit during the development stage from July 21, 1989 through June 30, 1999 and $6,865,000 accumulated deficit from prior periods. The Company expects to incur substantial operating losses as it continues its commercialization efforts.

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

In July and August 1999, the Company raised $450,000 in connection with the sale of 4,500,000 shares of its restricted common stock to various private investors including several members of the Company's Board of Directors. Such cash is only sufficient to meet the Company's operating needs through approximately mid-October, 1999.

Although the Company's operating plan seeks to minimize the Company's capital requirements, commercialization of the Company's battery technology will require substantial amounts of additional capital. The Company expects that research and development and production expenses will increase significantly as it continues to advance its battery technology and develop products for commercial applications. The Company's working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of the Company's research and development program, the levels and resources that the Company devotes to the development of manufacturing capability, technological advances, the status of competitors, the ability of the Company to obtain equity and/or debt financing in the public or private markets, and the ability of the Company to establish collaborative arrangements with other companies to provide development and equipment augmentation funding to the Company and to provide large volume manufacturing and distribution capabilities for the Company's technology and products.

The Company believes that as of June 30, 1999, it has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately July 1999 other than financing for the development of manufacturing capacity, including the obtaining of additional financing for approximately $4.0 million in equipment expenditures that are currently estimated to be required in 1999-2000 to achieve viable commercial production levels, based on the Company's current strategies and subject to the uncertainties discussed in this report. Utilizing the cash from the aforementioned July and August 1999 private placement the Company believes as of the date of this report that it has only sufficient resources to meet its operating needs through approximately mid-October, 1999. The Company does not currently have sufficient cash to achieve all its development and production objectives, including the completion of the Plymouth Meeting manufacturing plant. Accordingly, the Company has implemented measures to reduce the burn rate of cash including the voluntary deferral of the payment of the Chairman/CEO's salary and the monthly fees due the Company's financial relations consultant. These deferred payments will be accrued on the Company's balance sheet. Continuation of the Company's operations beyond mid-October, 1999 is dependent upon its ability to secure additional financing. In order to raise sufficient capital for its future growth, the Company will be required to sell additional debt or equity securities.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 1999 and June 30, 1998

Revenues

The Company had $44,000 in research and development contract revenues as a subcontractor to Yardney Technical Products for a NASA battery research and development contract and as a supplier of lithium ion polymer cells to NASA/Lewis Research Center for the six months ended June 30, 1999.

The Company had no revenues from commercial operations for the six months ended June 30, 1999 and 1998.

Engineering, Research and Development Expenses

Engineering, research and development expenses were $707,000 for the six months ended June 30, 1999 compared to $860,000 for the same period in 1998. The decrease of $153,000 was due primarily to decreased lab supplies and consulting expenses.

General and Administrative Expenses

General and administrative expenses were $710,000 for the six months ended June 30, 1999 compared to $937,000 for the same period in 1998. The decrease of $227,000 was due primarily to decreased consulting fees, accounting fees and amortization of debt issue costs.

Interest Expense

Interest expense was $14,000 (net of interest income of $14,000) for the six months ended June 30, 1999 compared to $151,000 (net of interest income of $81,000) for the same period in 1998. The decrease in interest expense is primarily attributable to the convertible notes issued in 1997, which were paid during January 1999.

Three Months Ended June 30, 1999 and June 30, 1998

Revenues

The Company had $22,000 in Research and Development contract revenues as a subcontractor to Yardney Technical Products for a NASA battery Research and Development contract and as a supplier of lithium ion polymer cells to NASA/Lewis Research Center for the three months ended June 30, 1999.

The Company had no revenues from commercial operations for the three months ended June 30, 1999 and 1998.

Engineering, Research and Development Expenses

Engineering, research and development expenses were $351,000 for the three months ended June 30, 1999 compared to $525,000 for the same period in 1998. The decrease of $174,000 was due primarily to decreased lab supplies, consulting expenses and salaries.

General and Administrative Expenses

General and administrative expenses were $346,000 for the three months ended June 30, 1999 compared to $497,000 for the same period in 1998. The decrease of $151,000 was due primarily to decreased accounting fees, amortization of debt issue costs and salaries.

Interest Expense

Interest expense was $(5,000) (net of interest income of $5,000) for the three months ended June 30, 1999 compared to $80,000 (net of interest income of $37,000) for the same period in 1998. The decrease in interest expense is primarily attributable to the convertible notes issued in 1997, which were paid during January 1999.

PLAN OF OPERATIONS FOR THE COMPANY

The Company does not currently have sufficient cash to achieve all its development and production objectives, including the completion of its Plymouth Meeting manufacturing plant. As noted above (See "Liquidity, Capital Resources, and Financial Condition") the Company believes that as of June 30, 1999 it has sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through approximately July 1999 based on the Company's current strategies and subject to the exceptions and uncertainties discussed in this report. Utilizing the cash from the aforementioned July and August 1999 private placement the Company believes as of the date of this report that it has only sufficient resources to meet its operating needs through approximately mid-October, 1999.

In order to raise sufficient capital for its future growth, the Company will be required to sell additional debt or equity securities. Such new capital is planned to be sought from several sources, including strategic partners and the private equity market, although the Company has no commitments for new capital as of the date of this report. The Company is also seeking to raise additional capital for its activities beyond 1999, which may result in further dilution to the Company's existing stockholders. The Company will seek to expand its strategic alliances which, if achieved but for which there is no assurance, would provide capital from joint development programs, license fees or an additional equity investment. Discussions are continuing with companies in Japan, Korea, Taiwan, Europe and the United States. However, there can be no assurances that additional capital will be available to the Company on a timely basis or on acceptable terms. In addition, there can be no assurance that the Company will be able to meet the technological objectives and/or satisfy the capital requirements that the Company believes are necessary to convert battery technology into successful commercial products. There can be no assurance that the Company's products will generate any revenues, will not encounter technical problems when used, will be successfully marketed, will be produced at a competitive cost, or will achieve customer acceptance or, if commercial products are developed and revenues produced, that the Company will be profitable. The likelihood of the success of the Company must be weighed against the problems, expenses, difficulties, complications and delays frequently encountered in developing and marketing a new product.

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

        (v) installation of packaging equipment and environmental control equipment to achieve EPA compliance at the Plymouth Meeting plant (fourth quarter of 1999);

        (vi) initial commercial production in early 2000;

        (vii) construction of additional manufacturing facilities through strategic partners in Asia, the United States and Europe in the 2000-2001 timeframe once market demand exceeds initial manufacturing capacity through strategic partners.

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

During March 1996, a continuous flow coating/laminating pilot line - sometimes referred to as the Demonstration Manufacturing Facility ("DMF") -- was installed by the Company. This line has been used to further define the Company's manufacturing technology and to sharpen manufacturing cost estimates. Through equipment augmentation and upgrade, this line is in the process of transitioning to the "Plymouth Meeting Manufacturing Plant" (sometimes also referred to as the "PMMP") which the Company expects will serve as the production facility for battery cells which will be assembled into battery packs for Original Equipment Manufacturer ("OEM") customers. Subject to the uncertainties discussed in this report and the availability of capital, it is anticipated that the PMMP will cost approximately $4.0 million to complete in the 1999-2000 time frame including manufacturing equipment meeting applicable environmental regulatory standards. The PMMP according to the Company's current plan will be located within the Company's existing facility in Plymouth Meeting, Pennsylvania. The Company intends to finance the overall estimated $14,300,000 total capital equipment and operating expense required to bring the Company to the initial commercial production stage and provide working capital through August 2001 by means of private and/or public equity or debt financings. These targets and the milestones discussed in phases (v) through (vii) are subject to continuing update and revision as the Company completes the applications-specific technology development activity and proves in manufacturing processes from the prototype phase to the commercial production phase.

YEAR 2000

The Company is a late development stage company in the process of commercializing and productizing a unique, solid-state lithium-ion polymer rechargeable battery. The Company has conducted a review of its computer and business systems to identify and address any problems that the systems may have with correctly interpreting and processing date information as the year 2000 approaches. The Company's review included a series of initiatives to ensure that all of the Company's computer equipment and software will function properly into the next millennium. Computer hardware and software includes systems generally thought of as information-technology dependent, such as accounting, data processing, and telephone equipment ("IT systems"), as well as systems not obviously information-technology dependent, such as battery manufacturing and testing equipment, telecopier machines and securities systems ("non-IT systems"). These systems may contain embedded technology, which required that the Company's review include broad identification, assessment, remediation and testing efforts.

The Company has retained a Y2K consultant to review its IT systems. The Y2K consultant has issued its report which recommended that modifications be made to the telephone voicemail system and to certain computer hardware and software to achieve Year 2000 compliance. The estimated cost of these recommendations is approximately $10,000. Due to the Company's current financial condition as discussed elsewhere in this report the Company has determined not to implement at present the Y2K consultant's recommendations. In addition, the Company has examined its security system and found it to be compliant.

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

                   None.

ITEM 5.         OTHER INFORMATION

                   None.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                   a)   Exhibits

                        None.

                   b)   Form 8-K Reports during the Quarter Ended June 30, 1999

                        None.


                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LITHIUM TECHNOLOGY CORPORATION

                                By: /s/ Thomas R. Thomsen
                                   --------------------------------------------
                                           Thomas R. Thomsen
                                           Chairman and Chief Executive Officer

                                    /s/ William D. Walker
                                   --------------------------------------------
                                           William D. Walker
                                           Treasurer and
                                           Chief Financial Officer
                                           (Principal Financial Officer)


August 16, 1999