Form 10QSB
period 1999-09-30
LITHIUM TECHNOLOGY CORP
filed 1999-11-15
CIK 804154

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

         (Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For The Quarterly Period Ended September 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1999: 48,025,546 shares of Common Stock

           Transitional Small Business Disclosure Format (check one):

                                   Yes     No  X
                                       ---    ---

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX


                                                                            PAGE
                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets - September 30, 1999 (Unaudited)
          and December 31, 1998                                               3

        Consolidated Statements of Operations - Three Months and Nine Months
          Ended September 30, 1999 and 1998, and Period From
          July 21, 1989 (Date of Inception) to September 30, 1999
          (Unaudited)                                                         4

        Consolidated Statements of Changes in Stockholders'
          Equity - Nine Months Ended September 30, 1999
          (Unaudited)                                                         5

        Consolidated Statements of Cash Flows - Nine Months Ended
          September 30, 1999 and 1998, and Period from
          July 21, 1989 (Date of Inception) to September 30, 1999
          (Unaudited)                                                         6

          Notes to Consolidated Financial Statements - Nine Months
          Ended September 30, 1999 (Unaudited)                                8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                  10

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                    17

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                            17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                      17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  17

ITEM 5. OTHER INFORMATION                                                    17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     17

                         PART I - FINANCIAL INFORMATION

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS

                                                                        September 30         December 31,
                                                                            1999                 1998
                                                                            ----                 ----
                                                                        (Unaudited)
CURRENT ASSETS:
       Cash and cash equivalents                                        $    221,000         $  1,073,000
       Accounts receivable                                                    11,000               77,000
       Other current assets                                                    9,000               17,000
                                                                        ------------         ------------

           Total Current Assets                                              241,000            1,167,000
                                                                        ------------         ------------


PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION
OF $970,000 AND $799,000                                                     292,000              463,000

OTHER ASSETS:
       Debt issue costs, less accumulated amortization of
       $0 and $187,000                                                          --                496,000
       Security and equipment deposits                                        95,000               95,000
                                                                        ------------         ------------

                                                                              95,000              591,000
                                                                        ------------         ------------

           Total assets                                                 $    628,000         $  2,221,000
                                                                        ============         ============

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
       Accounts payable                                                 $    420,000         $    213,000
       Accrued salaries                                                      350,000              212,000
       Other accrued expenses                                                100,000              229,000
                                                                        ------------         ------------

           Total current liabilities                                         870,000              654,000
                                                                        ------------         ------------

LONG-TERM LIABILITIES:
       Senior Secured Convertible Notes, due July 1, 2002                       --              5,500,000
                                                                        ------------         ------------

           Total liabilities                                                 870,000            6,154,000
                                                                        ------------         ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY):
       Common stock, par value $.01 per share:
       Authorized - 50,000,000 shares
       Issued and outstanding - 48,025,546 and 23,052,185 shares             480,000              231,000
       Additional paid-in capital                                         44,449,000           39,003,000
       Accumulated deficit                                                (6,865,000)          (6,865,000)
       Deficit accumulated during development stage                      (38,306,000)         (36,302,000)
                                                                        ------------         ------------

           Total stockholders' equity (deficiency)                          (242,000)          (3,933,000)
                                                                        ------------         ------------

                                                                        $    628,000         $  2,221,000
                                                                        ============         ============

See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                   Period From
                                                                                                                  July 31, 1989
                                                                                                                    (Date of
                                                      Three Months Ended             Nine Months Ended            Inception) to
                                                         September 30,                 September 30,               September 30,
                                                 ----------------------------    ----------------------------     --------------
                                                     1999            1998            1999            1998             1999
                                                 (Unaudited)      (Unaudited)     (Unaudited)    (Unaudited)      (Unaudited)
REVENUES:
     Development contracts                       $      5,000    $     32,000    $     49,000    $     54,000     $    148,000
                                                 ------------    ------------    ------------    ------------     ------------

COSTS AND EXPENSES:
     Engineering, research and development            312,000         537,000       1,019,000       1,397,000        8,030,000
     General and Administrative                       313,000         414,000       1,023,000       1,351,000       11,406,000
                                                 ------------    ------------    ------------    ------------     ------------

                                                      625,000         951,000       2,042,000       2,748,000       19,436,000
                                                 ------------    ------------    ------------    ------------     ------------

OTHER INCOME (EXPENSE):
     Interest expense, net of interest income           3,000         (89,000)        (11,000)       (240,000)      (1,827,000)
     Interest expense related to beneficial
       conversion feature                                --              --              --              --        (17,841,000)
     Other non-operating income                          --              --              --           650,000          650,000
                                                 ------------    ------------    ------------    ------------     ------------

                                                        3,000         (89,000)        (11,000)        410,000      (19,018,000)
                                                 ------------    ------------    ------------    ------------     ------------


NET LOSS                                         $   (617,000)   $ (1,008,000)   $ (2,004,000)   $ (2,284,000)    $(38,306,000)
                                                 ============    ============    ============    ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:                                46,507,000      21,240,000      42,761,000      21,116,000
                                                 ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER SHARE:            $       (.01)   $       (.05)   $       (.05)   $       (.11)
                                                 ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (DEFICIENCY) - (UNAUDITED)


                                                                                                                 Deficit
                                                                                                               Accumulated
                                                   Common Stock              Additional                          During
                                              ----------------------            Paid-         Accumulated      Development
                                              Shares          Amount         In Capital         Deficit           Stage
                                              ------          ------         ----------         -------           -----
BALANCES AT DECEMBER 31, 1998               23,052,185     $    231,000     $ 39,003,000     $ (6,865,000)     $(36,302,000)

NINE MONTHS ENDED SEPTEMBER 30, 1999:
Issuance of Common Stock:
   Upon conversion of the Senior
   Secured Convertible Notes                19,642,857          196,000        4,816,000             --                --
   In lieu of interest                         562,647            6,000          152,000
   In payment of accounts payable              267,857            2,000           73,000
   For cash                                  4,500,000           45,000          405,000             --                --
Net loss                                          --               --               --               --          (2,004,000)
                                          ------------     ------------     ------------     ------------      ------------

BALANCES AT SEPTEMBER 30, 1999              48,025,546     $    480,000     $ 44,449,000     $ (6,865,000)     $(38,306,000)
                                          ============     ============     ============     ============      ============

See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended                Period From
                                                                                     September 30,                 July 21, 1989
                                                                                                                (Date of Inception)
                                                                                                                 September 30, 1999
                                                                                1999                1998
                                                                                ----                ----
                                                                               (Unaudited)       (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                       (2,004,000)      $ (2,284,000)      $(38,306,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Interest expense relating to the beneficial conversion feature of the
   Senior Secured Convertible Note                                                   --                 --           17,841,000
   Depreciation                                                                   171,000            149,000            970,000
   Amortization of debt issue costs                                                 8,000            107,000          1,070,000
   Reduction of accrued expenses                                                     --             (270,000)          (270,000)
   Common stock issued in lieu of interest                                        158,000               --            1,914,000
   Fair value of warrants and option granted for services rendered                   --                 --              209,000
   Common stock issued for services provided                                       75,000               --              281,000
   Common stock issued upon settlement of litigation                                 --              125,000            125,000
   Expenses paid by shareholder on behalf of Company                                 --                 --               79,000
Changes in operating assets and liabilities:
   Accounts receivable                                                             66,000               --              (11,000)
   Other current assets                                                             8,000            (38,000)             7,000
   Security and equipment deposits                                                   --              (46,000)           (95,000)
   Accounts payable, accrued expenses and customer deposits                       216,000            356,000          2,249,000
   Due to related parties                                                            --                 --             (129,000)
                                                                             ------------       ------------       ------------

     Net cash used in operating activities                                     (1,302,000)        (1,901,000)       (14,066,000)
                                                                             ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                               --             (276,000)        (1,012,000)
   Other                                                                             --                 --               94,000
                                                                             ------------       ------------       ------------

Net cash provided by (used in) investing activities                                  --             (276,000)          (918,000)
                                                                             ------------       ------------       ------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Net advance repayable only out of proceeds of public offering                     --                 --              471,000
   Proceeds received upon issuance of common stock                                450,000               --            3,789,000
   Proceeds received from issuance of preferred stock, net of related costs          --                 --              100,000
   Proceeds received upon exercise of options and warrants, net of costs             --               54,000            637,000
   Net advances by former principal stockholder                                      --                 --              321,000
   Proceeds from sale of convertible debt                                            --            3,330,000         10,874,000
   Debt issue costs                                                                  --              (51,000)          (887,000)
   Repayment of convertible debt                                                     --                 --             (100,000)
                                                                             ------------       ------------       ------------
     Net cash provided by financing activities                                    450,000          3,333,000         15,205,000
                                                                             ------------       ------------       ------------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (852,000)         1,156,000            221,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  1,073,000            506,000               --
                                                                             ------------       ------------       ------------
CASE AND CASH EQUIVALENTS, END OF PERIOD                                     $    221,000       $  1,662,000       $    221,000
                                                                             ============       ============       ============

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED

                                                                                                                   Period From
                                                                                                                  July 21, 1989
                                                                                         Nine Months Ended           (Date of
                                                                                           September 30,            Inception)
                                                                                       1999            1998      September 30, 1999
                                                                                       ----            ----      ------------------
                                                                                    (Unaudited)     (Unaudited)    (Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION:
   Contribution to capital by former principal stockholder                              --              --          3,659,000
   Related party debt exchanged for convertible debt                                    --              --            321,000
   Exchange of indebtedness to former principal stockholder for common stock            --              --            445,000
   Issuance of common stock for services and accrued salaries                           --              --            352,000
   Exchange of equipment and accrued rent for common stock                              --              --            271,000
   Subordinated notes and related accrued interest                                      --              --          3,300,000
   Exchange of convertible debt for convertible preferred stock                         --              --            356,000
   Conversion of convertible debt and accrued interest into common stock, net of
   unamortized debt discount                                                            --              --          4,776,000
   Exchange of advances repayable only out of proceeds of public offering for
   common stock                                                                         --              --            471,000
   Deferred offering costs on warrants exercised                                        --              --             88,000
   Issuance of warrants in settlement of litigation for debt issue costs and for
   services rendered                                                                    --              --            364,000
   Common stock issued for costs related to 10% promissory notes                        --              --            525,000


See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1999

1.            BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1998. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or any interim period.

2.            DESCRIPTION OF BUSINESS

              Lithium Technology Corporation ("LTC") together with its wholly-owned subsidiary, Lithion Corporation ("Lithion"), collectively referred to as the "Company", are development stage companies in the process of commercializing a unique, solid-state, lithium polymer rechargeable battery. The Company is engaged in research and development and pilot line manufacturing activities to further develop and exploit this battery technology and also holds various patents relating to such batteries. The Company's commercialization focus is on the rapidly growing portable electronics market segment (notebook computers and wireless communications handset devices) and other applications such as the rapidly emerging Hybrid Electric Vehicle (HEV) market.

3.            LIQUIDITY AND CONTINUATION OF BUSINESS

              The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since its inception, the Company has incurred substantial operating losses and expects to incur additional operating losses. The Company had cash of $221,000 at September 30, 1999. The Company does not expect to generate any significant revenues from operations during the fiscal year ending December 31, 1999. Since December 1993, operations have been financed primarily through the use of proceeds from the sale of convertible debt and private placements of common and preferred stock. Continuation of the Company's operations is dependent upon its ability to secure additional financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

              On September 29, 1999, the Company and Pacific Lithium Limited ("PLL"), an unlisted publicly-held New Zealand corporation, signed a Memorandum of Agreement (the "MOA") to merge their respective lithium battery technologies and operations (the "Business Merger"), and ultimately form a new U.S. corporation. Under the terms of the Business Merger, the Company's technology, assets and operations would be transferred to PLL in exchange for the issuance to the Company of 3 million shares of PLL Class B common stock (which constitutes approximately 15% of PLL's outstanding shares) and warrants to purchase 1.5 million additional shares of PLL stock at $2.50 per share. As additional consideration, PLL will assume responsibility for all of the Company's operating cash requirements. Beginning in October 1999 and until shareholder approval, PLL will provide working capital for the Company. PLL has agreed to advance a total of U.S. $1,100,000 as follows: (1) U.S. $125,000 to enable the Company to purchase its packaging machine on demand of the Company provided PLL is granted a security interest in the machine; and (2) U.S. $225,000 on October 1 and $250,000 on November 1 and December 1, 1999, and on January 1, 2000 to cover operating expenses, regulatory requirements (including registration of unregistered shares), creditors and costs associated with the Business Merger. Through November 1, 1999, PLL has advanced a total of $475,000 to the Company.

              Following shareholder approval, and up to the time of the Ilion IPO (See below), the Company's capital equipment and operating cash flow requirements will be an integral part of PLL's capital raising program. Upon completion of the Business Merger, the Company would become a "shell" holding company whose sole asset will be the shares and warrants of PLL issued in the Business Merger. PLL intends to reincorporate in the U.S. as a private company named Ilion Technology Corporation ("Ilion") and consummate an initial public offering of Ilion's stock. The Company's stock would continue to be traded in the OTC market until the Ilion IPO at which time the common stock and warrants of PLL owned by the Company would be distributed to the Company's shareholders.

              The consummation of the Business Merger is contingent upon certain closing conditions being met by the parties including the execution of definitive agreements, obtainment of applicable regulatory approvals, and the approval of the Business

              Merger and a definitive agreement by the shareholders and directors of the Company and PLL. The Company expects the Business Merger to be closed during the first quarter of 2000, however, there can be no assurance that the Business Merger will be consummated.

              If the Business Merger is not consummated for any reason (except the default of PLL) any advances from PLL to the Company will be converted into the Company's common stock at $0.10 per share, PLL will be issued warrants to purchase 7.5 million shares of the Company's common stock exercisable at $0.15 per share, the Company will grant PLL a non-exclusive world wide license to use the Company's thin film technology and manufacturing methods and PLL will have a first option to purchase the Company's technologies and processes at market value if the Company is sold or enters bankruptcy proceedings.

              If the Company does not consummate the Business Merger, the Company would access all available alternatives including a sale of the assets of the Company to another party, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

4.            PROPERTY AND EQUIPMENT ARE SUMMARIZED AS FOLLOWS:

              Laboratory equipment                                    $1,122,000
              Furniture and office equipment                              95,000
              Leasehold improvements                                      45,000
                                                                      ----------
                                                                       1,262,000
              Less:      Accumulated depreciation and amortization       970,000
                                                                      ----------

                                                                      $  292,000
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

              In July and August 1999, the Company raised $450,000 in connection with the sale of 4,500,000 shares of its restricted common stock to various private investors including two members of the Company's Board of Directors.

6.            SUBSEQUENT EVENTS

              The Company has outstanding 4,590,049 warrants (with exercise prices ranging from $.51-$4.50) and 4,404,092 options (with exercise prices ranging from $.28-$1.09). On October 28, 1999, the Board of Directors has approved a reduction in the exercise price of the warrants to $.15 for the period of November 1, 1999 - February 29, 2000 to encourage the holders to exercise the warrants and provide working capital to the Company.

              Effective November 1, 1999, a Special Committee of the Board approved the exchange of all outstanding stock options for new options with an exercise price of $.22 and the issuance of 855,000 additional options under the 1999 Plan, exercisable at $.22. The new options will have the same vesting terms as the original options and will expire one year earlier than the expiration of the original options. To facilitate the exchange of the options, the Board also approved the implementation of a new stock option plan, the 1999 Stock Incentive Plan, to replace all of the Company's existing option plans. The 1999 Plan has substantially the same terms as the existing 1998 Plan other than the number of shares issuable under the plan. The 1999 Plan authorizes the issuance of 8 million shares.

              Under the MOA (see Note 3), funds raised by the Company from the exercise of the warrants and options will be used as follows: (1) the first $350,000 shall be used to repay advances from PLL; and
              (2) the balance shall be used to subscribe for additional PLL shares at $2.25 per share.

              On October 28, 1999 the Board of Directors also approved, subject to stockholder approval, an increase in the number of shares of common stock authorized for issuance by the Company under the Certificate of Incorporation from 50 million to 100 million of authorized common stock.

              Effective November 1, 1999, Mr. Thomas R. Thomsen elected to step down as the Chairman and Chief Executive Officer of the Company and the Board of Directors elected Mr. David J. Cade Chairman and Chief Executive Officer of the Company and Dr. George Ferment, President, Chief Operating Officer and Chief Technical Officer of the Company. The Board of Directors approved the payment of the $365,000 in deferred salary owed to Mr. Thomsen through November 1, 1999 fifty percent in cash and fifty percent in Common Stock of the Company at $.2750 per share (the closing sale price on November 1, 1999). The Board also approved the acceleration of the vesting of the options owned by Mr. Thomsen as of November 1, 1999 and the acceleration of the options owned by Mr. William Walker, the Company's former Chief Financial Officer who resigned such position in August 1999 but continues as a part-time consultant for the Company.

              The changes in terms of the warrants and options approved by the Company's Board of Directors noted above may result in expense charges in the Company's statement of operations. The Company has not completed the process of evaluating the impact that will result from these approved changes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW, PLAN OF OPERATION AND RECENT DEVELOPMENTS

GENERAL

The Company is in the late stages of developing and seeking to commercialize a new generation of high performance, solid state rechargeable lithium ion polymer batteries for portable electronics devices and other applications such as the rapidly emerging Hybrid Electric Vehicle (HEV) market. The Company's pilot line production operations are regularly producing three generic sizes of thin flat cells, including a large 9 Ah cell (4"x8"x 1/4"). The Company's patented and proprietary technology uses high performance fibers in composite battery structures and low cost continuous flow fiber web coating and handling processes for manufacturing. These new batteries represent a significant benefit to the end-user in terms of longer run times and thinner, flatter, lighter-weight form factors.

Since its inception, the Company has required and continues to require substantial capital to fund development and production objectives and ongoing operations. During the first quarter of 1999, the Company was seeking to raise gross proceeds of $4,000,000 through the private placement of redeemable convertible preferred stock. The Company received no commitments for such offering. Thereafter, the Company completed a private placement of restricted shares of common stock in July and August 1999, the gross proceeds of which was $450,000.

In addition to seeking to raise equity for its operations and growth, the Company has explored strategic alternatives as a method to meet the Company's business and financial needs. This strategic review included discussions with other parties regarding joint venture arrangements and the potential sale of the Company. No party, other than Pacific Lithium Limited presented an arrangement to meet the financial and operational needs of the Company. The Company determined it was in the best interest of the Company and its stockholders to enter into a Memorandum of Agreement with Pacific Lithium Limited on September 30, 1999.

MERGER OF BUSINESS WITH PACIFIC LITHIUM LIMITED

On September 29, 1999, the Company and Pacific Lithium Limited ("PLL") of Auckland, New Zealand signed a Memorandum of Agreement (the "MOA") to merge their respective lithium battery technologies and operations (the "Business Merger"), and ultimately form a new U.S. corporation as more fully described below. The Business Merger will require the approval of shareholders of both companies. PLL is an unlisted publicly-held New Zealand company with more than 600 shareholders and access to sources of capital in New Zealand, Australia, Japan, Singapore and the U.S. PLL carries on research, development and production of specialized lithium chemistries for use in the lithium battery industry. PLL commercially produces high and ultra-high grade lithium carbonate using proprietary processes and has developed or is the exclusive licensee of lithium manganese cathode products, lithium polymers and their production processes. PLL has an exclusive licensing arrangement with the Massachusetts Institute of Technology (MIT) to commercialize MIT's proprietary electrode and electrolyte polymers. PLL is a significant supplier of high quality battery-specific lithium carbonate to Japanese cathode and electrolyte suppliers.

The Company believes that the new combined entity will have a unique position in the lithium polymer battery market, providing a proprietary vertical integration capability that would range from ultra high grade lithium carbonate and lithiated manganese cathode materials to reinforced composite battery structures, with low cost, high yield thin film manufacturing processes. The Company believes that this combination of technologies, capabilities and people will enable the new company to become the low cost provider of high quality and high performance lithium polymer batteries. Targeted end user applications include the portable electronics market, particularly notebook computers and PDAs, as well as the rapidly emerging HEV market.

Under the terms of the Business Merger, the Company's technology, assets and operations will be transferred to PLL in exchange for the issuance to the Company of 3 million shares of PLL Class B common stock (which constitutes approximately 15% of PLL's currently outstanding shares) and warrants to purchase 1.5 million additional shares of PLL stock at U.S. $2.50 per share. PLL will also assume the lease of the Company's premises at Plymouth Meeting, Pennsylvania and any other obligations which are required for research and development and manufacturing operations of the Company's thin film technology. The current asking price for sales of PLL stock is U.S. $2.50 - $3.00 per share. During the first half of 1999 PLL raised U.S. $5 million through the sales of PLL common stock at U.S. $2.25 per share. As additional consideration for the Company's assets, PLL will assume responsibility for all of the Company's operating cash requirements.

Beginning in October 1999 and until the time of the Company's meeting of stockholders to approve the Business Merger, which is expected to be held in February 2000, PLL will provide working capital for the Company. PLL has agreed to advance a total of U.S. $1.1 million as follows: (1) U.S. $125,000 to enable the Company to complete the purchase of a packaging machine on demand of the Company provided PLL is granted a security interest in the machine; and (2) U.S. $225,000 on October 1 and $250,000 on November 1 and December 1, 1999, and on January 1, 2000 to cover operating expenses, regulatory requirements (including registration of unregistered shares), creditors and costs associated with the Business Merger.

Following shareholder approval of the Business Merger, and up to the time of the Ilion IPO described below, the Company's capital equipment and operating cash flow requirements will be an integral part of PLL's capital raising program. After the Business Merger, the Company's thin film technology and operations will become fully merged into the operations of PLL and will be funded from PLL's existing cash reserves, its cash flows and also from its proposed new capital raisings. PLL will review its business plan to incorporate the additional research and development, capital equipment and operating costs of the Company's thin film technology, and will then seek to raise any additional funding for capital equipment in accordance with the merged cash flow requirements. The Company will require further financing of approximately $4.0 million for capital equipment in order to attain initial commercial viability of the Company's battery technology. PLL has indicated that the additional required funding for PLL and the Company combined may be up to U.S. $12.5 million prior to the Ilion IPO and up to U.S. $50 million at the time of the Ilion IPO. PLL has raised capital successfully in New Zealand, Australia, Singapore, Japan and North America.

Once the Business Merger is complete, the Company would become a "shell" holding company whose sole asset would be the shares and warrants of PLL issued in the Business Merger. PLL intends to reincorporate in the U.S. as a private company named Ilion Technology Corporation ("Ilion") and consummate an initial public offering and NASDAQ listing of the shares of Ilion within 3 to 12 months of the Business Merger depending upon market and other factors (the "Ilion IPO"). The Company's stock would continue to be traded in the OTC market until the Ilion IPO. All shareholders of PLL prior to the reincorporation (including the Company) will hold the same number of shares of Ilion after the reincorporation.

There can be no assurance that the funds required by PLL for operational and capital needs of the combined companies will be available, or if available that the terms thereof will be acceptable to PLL. In addition, there can be no assurance that the combined companies will be able to meet the technological objectives and/or satisfy the capital requirements that are necessary to convert battery technology into successful commercial products. There can be no assurance that the combined companies products will generate any revenues, will not encounter technical problems when used, will be successfully marketed, will be produced at a competitive cost, or will achieve customer acceptance or, if commercial products are developed and revenues produced, that the combined company will be profitable. The likelihood of the success of the combined company must be weighed against the problems, expenses, difficulties, complications and delays frequently encountered in developing and marketing a new product. In addition, there can be no assurance that PLL will consummate the Ilion IPO or NASDAQ listing or that the shares of Ilion will be distributed to the Company or its stockholders. Until the time of the Ilion IPO, the Company's sole asset will be the shares and warrants of PLL issued to the Company in the Business Merger.

The consummation of the Business Merger is contingent upon certain closing conditions being met by the parties including the execution of definitive agreements, obtainment of applicable regulatory approvals, and the approval of the Business Merger and a definitive agreement by the shareholders and directors of the Company and PLL. The Company expects the Business Merger to be closed during the first quarter of 2000, assuming the closing conditions have been met. There can be no assurance that the Business Merger will be completed during the first quarter of 2000 or at all and there can be no assurance that the closing conditions will be met, including the condition of approval by the stockholders of the Company.

If the Business Merger is not consummated for any reason (except the default of PLL) any advances from PLL to the Company will be converted into the Company common stock at U.S. $0.10 per share, PLL will be issued warrants to purchase
7.5 million shares of the Company common stock exercisable at U.S. $0.15 per share, the Company will grant PLL a non-exclusive world wide license to use the Company's thin film technology and manufacturing methods and PLL will have a first option to purchase the Company's technologies and processes at market value if the Company sells, goes into receivership, liquidation or the like.

PLL intends to appoint Mr. David Cade, the Company's Chairman and Chief Executive Officer as Chief Operating Officer of the combined companies upon the completion of Business Merger and Chief Executive Officer upon completion of the Ilion IPO. Dr. George Ferment, the Company's President, Chief Operating Officer and Chief Technical Officer, will assume a commensurate role in the new organization. PLL will support the appointment of one of the Company's directors to PLL's Board upon completion of the Business Merger.

FINANCING NEEDS

The Company has been unprofitable since inception, expects to incur substantial additional operating losses in the future, and needs significant additional financing to continue the development and commercialization of its technology. The Company does not expect to generate any significant revenues from operations during the fiscal year ending December 31, 1999.

As discussed above, under the MOA beginning in October 1999 and until shareholder approval of the Business Merger, PLL has provided and will continue to provide working capital for the Company. The Company believes that provided PLL advances the needed working capital to the Company until the consummation of the Business Merger, the Company will have sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through the date of the Company's stockholder's meeting.

The Company has outstanding 4,590,049 warrants (with exercise prices ranging from $.51-$4.50) and 4,404,092 options (with exercise prices ranging form $.28-$1.09). On October 28, 1999, the Board of Directors has approved a reduction in the exercise price of the warrants to $.15 for the period of November 1, 1999 - February 29, 2000 to encourage the holders to exercise the warrants and provide working capital to the Company. Effective November 1, 1999, a Special Committee of the Board approved the exchange of all outstanding stock options for new options with an exercise price of $.22 and the issuance of 855,000 additional options under the 1999 Plan exercisable at $.22.
The new options will have the same vesting terms as the original options and will expire one year earlier than the expiration of the original options. To facilitate the exchange of the options, the Board also approved the implementation of a new stock option plan, the 1999 Stock Incentive Plan, to replace all of the Company's existing option plans. The 1999 Plan has substantially the same terms as the existing 1998 Plan other than the number of shares issuable under the plan. The 1999 Plan authorizes the issuance of 8 million shares. Under the MOA, funds raised by the Company from the exercise of the warrants and options will be used as follows: (1) the first U.S. $350,000 shall be used to reduce PLL's short term funding of the Company to U.S. $750,000; and (2) the balance shall be used to subscribe for additional PLL shares at U.S. $2.25 per share. On October 28, 1999 the Board of Directors also approved, subject to stockholder approval, an increase in the number of shares of common stock authorized for issuance by the Company under the Certificate of Incorporation from 50 million to 100 million of authorized common stock.

If the Company does not consummate the Business Merger, the Company would assess all available alternatives including a sale of the assets of the Company to another party, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

This report is qualified in its entirety by reference to the foregoing summary of the Company's current financial condition and the accompanying financial statements and notes thereto inclusive of the substantial doubt expressed therein about the Company's ability to continue as a going concern.

DEVELOPMENT AND COMMERCIALIZATION PLAN

The Company's strategy is to commercialize and produce a new generation of solid state lithium polymer batteries based on sixteen years of research and development and a strong patent portfolio covering both the battery construction and manufacturing process unique to the battery industry. The proprietary technology uses high performance fibers in composite battery structures and low-cost web coating/handling methods for manufacturing. This technology encompasses lithium-ion polymer batteries (market entry in 2000) and lithium alloy polymer batteries (market entry in three to five years). The Company's target market is hybrid electric vehicles (HEVs) and mobile computing and communications applications which showcase the Company's thin, flat lightweight and long run-time cells. During March 1996, a continuous flow coating/laminating pilot line sometimes referred to as the Demonstration Manufacturing Facility ("DMF") -- was installed by the Company. This line has been used to further define the Company's manufacturing technology and to sharpen manufacturing cost estimates. Through equipment augmentation and upgrade, this line is in the process of transitioning to the "Plymouth Meeting Manufacturing Plant" (sometimes also referred to as the "PMMP") which the Company expects will serve as the production facility for battery cells which will be assembled into battery packs for Original Equipment Manufacturer ("OEM") customers. Subject to the uncertainties discussed in this report and the availability of capital, it is anticipated that the PMMP will cost approximately $4.0 million to complete in the 1999-2000 time frame including manufacturing equipment meeting applicable environmental regulatory standards. The PMMP according to the Company's current plan will be located within the Company's existing facility in Plymouth Meeting, Pennsylvania. There can be no assurance, however, that the Company will be able to achieve the technological breakthroughs that will be necessary in order to ultimately achieve commercialization and/or obtain financings or generate revenues in order to sustain the Company's on-going research and development phase or to complete the equipment augmentation at the PMMP.

As of September 30, 1999, the Company had not generated any significant product revenues and had no commercial operations. To date, the Company has delivered limited quantities of its battery cells to selected Original Equipment Manufacturers ("OEMs") for evaluation. Based upon the performance of the Company's battery cells and its unique manufacturing technology, a top ten personal computer manufacturer (the "PC OEM") is working with the Company to incorporate the Company's lithium-ion polymer batteries into an advanced notebook computer. Subject to successful qualification of the Company's battery and the ability to meet the OEM's volume production needs, the Company anticipates entering into a definitive supply agreement with the PC OEM or a comparable OEM.

        The Company's development and commercialization plan currently has the following milestones:

                  (i) hand-made call samples tested by potential strategic partners in 1995 (accomplished);

                  (ii) installation of a pilot line continuous flow coating laminating unit in QJ 1996 (accomplished);

                  (iii) upgrade of the pilot line and distribution of lithium-ion polymer call samples produced on the pilot line to selected OEMs beginning in early 1997 (accomplished);

                  (iv) distribution of prototype battery packs to selected OEMs in early 1998 (on-going);

                  (v) installation of packaging equipment and environmental control equipment to achieve EPA compliance at the Plymouth Meeting plant (fourth quarter 1999 - second quarter 2000);

                  (vi)     initial commercial production at PMMP in 2000; and

                  (vii) joint venture manufacturing or technology licensing arrangements in Asia, the United States and Europe in the 2001-2002 timeframe, with revenue sharing or licensing royalties based on the use of the combined technologies of the Company and PLL.

The Company estimates that completion of phases (v) and (vi) will cost the Company approximately $4.0 million in capital expenditures. There can be no assurances that the Company will meet these development milestones on the time schedule outlined above.

Until shareholder approval of the Business Merger in the February-March 2000 time frame, the Company and PLL are working together as partners in leveraging their combined vertical integration capabilities encompassing advanced materials, composite fiber web cell structures and web handling manufacturing processes to pursue global market opportunities involving portable electronics and HEV battery applications. The two companies intend to establish JV manufacturing or technology licensing relationships at selected locations worldwide.

MANAGEMENT

Effective November 1, 1999, Mr. Thomas R. Thomsen elected to step down as the Chairman and Chief Executive Officer of the Company and the Board of Directors elected Mr. David J. Cade Chairman and Chief Executive Officer of the Company and Dr. George Ferment, President, Chief Operating Officer and Chief Technical Officer of the Company. Mr. Cade had served as President and Chief Operating Officer of the Company and Dr. Ferment had served as Executive Vice President of Operations and Chief Technical Officer of the Company.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company has financed its operations since inception with convertible debt and private placements of common and preferred stock and has raised approximately $15.2 million.

At September 30, 1999, the Company had cash and cash equivalents of $221,000, fixed assets of $292,000 and other assets of $95,000. The Company's total liabilities were $870,000 consisting of accounts payable, accrued salaries, and accrued expenses. The Company had a net working capital deficit of $629,000 on September 30, 1999.

The Company's net working capital decreased by approximately $1,142,000 from December 31, 1998 to September 30, 1999. The Company's cash and cash equivalents decreased by approximately $852,000 from December 31, 1998 to September 30, 1999. The decrease in net working capital and in cash and cash equivalents is attributable to operating expenses.

The Company's stockholders deficit was $242,000 at September 30, 1999, after giving effect to an accumulated deficit of $45,171,000 which consisted of $38,306,000 accumulated deficit during the development stage from July 21, 1989 through September 30, 1999 and $6,865,000 accumulated deficit from prior periods. The Company expects to incur substantial operating losses as it continues its commercialization efforts.

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

As described above, the Company and PLL have signed a Memorandum of Agreement to merge their respective lithium battery technologies and operations, and ultimately form a new U.S. corporation. Under the terms of the Business Merger, the Company's technology, assets and operations would be transferred to PLL in exchange for the issuance to the Company of 3 million shares of PLL Class B common stock (which constitutes approximately 15% of PLL's outstanding shares) and warrants to purchase 1.5 million additional shares of PLL stock at U.S. $2.50 per share. The current asking price for sales of PLL stock is U.S. $2.50 per share. During the first half of 1999 PLL raised U.S. $5 million through the sales of PLL common stock at U.S. $2.25 per share. As an additional consideration, PLL will assume responsibility for all of the Company's operating cash requirements. Beginning in October 1999 and until shareholder approval, PLL will provide working capital for the Company. PLL has advanced $475,000 to the Company through November 1, 1999 in accordance with the terms of the MOA. Following shareholder approval, and up to the time of the Ilion IPO, the Company's capital equipment and operating cash flow requirements will be an integral part of PLL's capital raising program. Once the Business Merger is complete, the Company would become a "shell" holding company whose sole asset will be the shares and warrants of PLL issued in the Business Merger. PLL intends to reincorporate in the U.S. as a private company named Ilion Technology Corporation and consummate an IPO and NASDAQ listing of Ilion. The Company's stock would continue to be traded in the OTC market until the Ilion IPO.

The consummation of the Business Merger is contingent upon certain closing conditions being met by the parties including the execution of definitive agreements, obtainment of applicable regulatory approvals, and the approval of the Business Merger and a definitive agreement by the shareholders and directors of the Company and PLL. The Company expects the Business Merger to be closed during the first quarter of 2000, assuming the closing conditions have been met.

If the Business Merger is not consummated for any reason (except the default of PLL) any advances from PLL to the Company will be converted into the Company's common stock at $0.10 per share, PLL will be issued warrants to purchase 7.5 million shares of the Company common stock exercisable at $0.15 per share, the Company will grant PLL a non-exclusive world wide license to use the Company's thin film technology and manufacturing methods and PLL will have a first option to purchase the Company's technologies and processes at market value if the Company sells, goes into receivership, liquidation or the like.

The Company does not currently have sufficient cash to achieve all its development and production objectives, including the completion of the Plymouth Meeting manufacturing plant as more fully described above, See "Overview, Plan of Operation and Recent Developments."

As a method to conserve cash, Mr. Thomas Thomsen, the Chairman and Chief Executive Officer of the Company until his resignation on November 1, 1999, had voluntarily deferred the payment of his salary. As of November 1, 1999, the deferred unpaid salary owed to Mr. Thomsen was approximately $365,000. Upon the resignation of Mr. Thomsen from his position as Chairman and Chief Executive Officer of the Company effective November 1, 1999, the Board of Directors approved the payment of the deferred salary owed to Mr. Thomsen fifty percent in cash and fifty percent in Common Stock of the Company at $.2750 per share (the Closing price on November 1, 1999). The Board also approved the acceleration of the vesting of the options owned by Mr. Thomsen as of November 1, 1999 and the acceleration of the options owned by Mr. William Walker, the Company's former Chief Financial Officer who resigned such position in August 1999 but continues as a part-time consultant for the Company.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Revenues

The Company had $49,000 in research and development contract revenues as a subcontractor to Yardney Technical Products for a NASA battery research and development contract and as a supplier of lithium ion polymer cells to NASA/Lewis Research Center for the nine months ended September 30, 1999.

The Company had no revenues from commercial operations for the nine months ended September 30, 1999 and 1998.

Engineering, Research and Development Expenses

Engineering, research and development expenses were $1,019,000 for the nine months ended September 30, 1999 compared to $1,397,000 for the same period in 1998. The decrease of $378,000 was due primarily to decreased lab supplies and consulting expenses.

General and Administrative Expenses

General and administrative expenses were $1,023,000 for the nine months ended September 30, 1999 compared to $1,351,000 for the same period in 1998. The decrease of $328,000 was due primarily to decreased consulting fees, accounting fees, legal fees and amortization of debt issue costs.

Interest Expense

Interest expense was $11,000 (net of interest income of $17,000) for the nine months ended September 30, 1999 compared to $240,000 (net of interest income of $110,000) for the same period in 1998. The decrease in interest expense is primarily attributable to the convertible notes issued in 1997, which were paid during January 1999.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Revenues

The Company had $5,000 in Research and Development contract revenues as a subcontractor to Yardney Technical Products for a NASA battery Research and Development contract and as a supplier of lithium ion polymer cells to NASA/Lewis Research Center for the three months ended September 30, 1999.

The Company had no revenues from commercial operations for the three months ended September 30, 1999 and 1998.

Engineering, Research and Development Expenses

Engineering, research and development expenses were $312,000 for the three months ended September 30, 1999 compared to $537,000 for the same period in 1998. The decrease of $225,000 was due primarily to decreased lab supplies, consulting expenses and salaries.

General and Administrative Expenses

General and administrative expenses were $313,000 for the three months ended September 30, 1999 compared to $414,000 for the same period in 1998. The decrease of $101,000 was due primarily to decreased accounting fees, legal fees and amortization of debt issue costs.

Interest Expense

Interest expense was $(3,000) (net of interest income of $3,000) for the three months ended September 30, 1999 compared to $89,000 (net of interest income of $29,000) for the same period in 1998. The decrease in interest expense is primarily attributable to the convertible notes issued in 1997, which were paid during January 1999.

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

                   None.

ITEM 5.         OTHER INFORMATION

                   None.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                   a)      Exhibits

                           None.

                   b)      Form 8-K Reports during the Quarter Ended September
                           30, 1999

                           Form 8-K dated October 8, 1999 announcing the Memorandum of Agreement between the Company and Pacific Lithium Limited.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LITHIUM TECHNOLOGY CORPORATION



                               By: /s/ David J. Cade
                                   ---------------------------------------------
                                   David J. Cade, Chairman and
                                   Chief Executive Officer
                                   (Chief Executive Officer and Acting Principal Financial Officer)


November 15, 1999