Form 10KSB
period 1999-12-31
LITHIUM TECHNOLOGY CORP
filed 2000-04-04
CIK 804154

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

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

                                  COMMON STOCK
                                PAR VALUE, $0.01

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.[ ]

State issuer's revenues for its most recent fiscal year.  None.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

Approximately $102,069,961 as of March 1, 2000. The aggregate market value was based upon the mean between the closing bid and asked price for the common stock as quoted by the NASD Electronic Bulletin Board.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 1, 2000, 49,990,835 shares of common stock.

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

Transitional Small Business Disclosure Format (check one): Yes [ ]      No [X]

                                TABLE OF CONTENTS

                                                                                                                            PAGE
PART I
            Item  1.  Description of Business.............................................................................   4
            Item  2.  Description of Property.............................................................................  17
            Item  3.  Legal Proceedings ..................................................................................  17
            Item  4.  Submission of Matters to a Vote of Security Holders ................................................  17

PART II

            Item  5.  Market for the Company's Common Equity and Related Stockholder Matters..............................  18
            Item  6.  Management's Discussion and Analysis or Plan of Operation ..........................................  19
            Item  7.  Financial Statements ...............................................................................  22
            Item  8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................  22

PART III

            Item  9.  Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act...................................................  23
            Item 10.  Executive Compensation .............................................................................  25
            Item 11.  Security Ownership of Certain Beneficial Owners and Management .....................................  32
            Item 12.  Certain Relationships and Related Transactions......................................................  33
            Item 13.  Exhibits and Reports on Form 8K ....................................................................  33


FINANCIAL STATEMENTS......................................................................................................   F-1

                                     PART I

SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Statements contained in this report that are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those stated in the forward-looking statements. Factors that could cause actual results to differ materially include, among others: general economic conditions, changes in laws and government regulations, fluctuations in demand for the Company's products, the Company's ability to consummate the merger with Pacific Lithium Limited, technology development problems, and the Company's ability to successfully finance future plant and equipment plans, as well as its current ongoing operations.

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

Lithium Technology Corporation ("LTC" or the "Company") is in the late stages of developing and seeking to commercialize a new generation of high performance, solid state rechargeable lithium ion polymer batteries for portable electronics devices and other applications such as the rapidly emerging Hybrid Electric Vehicle (HEV) market. LTC's pilot line production operations are regularly producing three generic sizes of thin flat cells, including a large 9 Ah cell (4"x8"x1/4"). LTC's patented and proprietary technology uses high performance fibers in composite battery structures and low cost continuous flow fiber web coating and handling processes for manufacturing. These new batteries represent a significant benefit to the end-user in terms of longer run times and thinner, flatter, lighter-weight form factors.

LTC is a corporation organized under the laws of the State of Delaware on December 28, 1995. LTC's predecessor -- Lithium Technology Corporation (a Nevada corporation previously named Hope Technologies, Inc.) -- merged with and into LTC in a reincorporation merger that became effective on February 8, 1996. In connection with the reincorporation on February 8, 1996, LTC also implemented a recapitalization of its outstanding common stock and convertible preferred stock, a reverse stock split, the ratification of an amendment to LTC's 1994 Stock Incentive Plan, and ratification of a Directors Stock Option Plan. Until 1994, the Company had been named Hope Technologies, Inc. (HTI), consisting of two subsidiaries: Hope Industries, Inc. (Industries) and Lithion Corporation. Industries was the operating arm of LTC and it manufactured professional and industrial photoprocessing and X-ray equipment. Lithion was engaged in rechargeable battery research and development. By the end of 1993, Industries was divested and since such time LTC has focused on commercialization of battery technology and developing strategic alliance partners of global prominence. LTC currently has one subsidiary, Lithion Corporation, which is wholly-owned by LTC.

RECENT DEVELOPMENTS - MERGER AGREEMENT  SIGNED WITH PACIFIC LITHIUM LIMITED

On January 19, 2000, LTC and Pacific Lithium Limited ("PLL") of Auckland, New Zealand signed an Agreement and Plan of Merger to merge their respective companies (the "Merger"). The Merger will require the approval of the stockholders of LTC and PLL.

PLL is an unlisted New Zealand public company with more than 600 shareholders PLL carries on research, development and production of specialized lithium chemistries for use in the lithium battery industry. PLL commercially produces high and premium grade lithium carbonate using proprietary processes and has developed or is the exclusive and non-exclusive licensee of lithium manganese cathode products, lithium polymers and their production processes. PLL has an exclusive licensing arrangement with the Massachusetts Institute of Technology (MIT) to commercialize MIT's proprietary electrode and electrolyte polymers. PLL also has exclusive and non-exclusive licenses for lithium manganese oxide compounds developed by the National Research Center of Canada for use in cathodes in battery applications. PLL is a significant supplier of high quality battery-specific lithium carbonate to Japanese cathode and electrolyte suppliers. For a description of PLL see "Pacific Lithium Limited" below in this
Item 1.

LTC believes that the new combined entity will have a unique position in the lithium polymer battery market, providing a proprietary vertical integration capability that would range from premium grade lithium carbonate and lithiated manganese cathode materials to reinforced composite battery structures, with low cost, high yield thin film manufacturing processes. LTC believes that this combination of technologies, capabilities and people will enable the new company to become the low cost provider of high quality and high performance lithium polymer batteries. Targeted end user applications include the portable electronics market, particularly notebook computers and PDAs, as well as the HEV market.

Prior to the Merger, PLL will domesticate into the United States and become a Delaware corporation pursuant to the provisions of Section 388 of the Delaware General Corporation Law (the "Domestication"), change its name to Ilion Technology Corporation ("Ilion") and consummate an initial public offering in the United States and Nasdaq listing of Ilion (the "Ilion IPO"). PLL has indicated that it expects to complete the Domestication in April 2000 and consummate the Ilion IPO during the second half of 2000 depending upon market and other factors. The Merger will be closed contemporaneously with the Ilion IPO; the offering will be made only by means of a prospectus.

In the Merger, LTC will merge with and into Ilion and all of the outstanding shares of LTC common stock will be exchanged for an aggregate of 3.5 million shares of Ilion (the "Merger Securities") which will be issued to the LTC stockholders on a pro-rata basis. The current asking price for sales of PLL stock is approximately U.S. $3.00 per share. During 1999 PLL raised approximately U.S. $6.5 million through the sales of PLL common stock at the average share price of approximately U.S. $1.90 per share. As of the date of the execution of the Merger Agreement, the number of Ilion shares to be issued to the LTC stockholders in the Merger represented approximately 15% of the outstanding shares of PLL. The actual percentage of the outstanding Ilion shares that will be issued to the LTC stockholders at the time of the Merger closing will be less than 15% of the outstanding shares since additional Ilion shares will be issued in the Ilion initial public offering at the time of the Merger closing and PLL may issue additional shares prior to the completion of the Ilion IPO.

Pursuant to the terms of a Bridge Loan Financing Agreement entered into as of November 29, 1999 (the "Bridge Loan"), PLL has agreed to advance working capital to LTC. PLL has advanced a total of $975,000 as of March 1, 2000 for working capital and $125,000 for the purchase of a packaging machine. In addition, PLL has agreed to advance to LTC funds required by LTC for ongoing employee, operating and administrative expenses, excluding capital expenses ("LTC's Continuing Costs").

LTC estimates that approximately $200,000 per month until December 2000, and approximately $250,000 per month thereafter, will be required by LTC for working capital. Under the agreements with PLL, LTC will offset a portion of the funds received by LTC upon the exercise of options and warrants against the funding otherwise required to be advanced by PLL under the Bridge Financing Agreement. If the Merger does not close until February 2002, a total of approximately $5,300,000 will be required by LTC for working capital from April 2000 until February 2002.

The consummation of the Merger is contingent upon certain closing conditions being met by the parties including the approval of the Merger by the stockholders of LTC and PLL and the closing of the Ilion IPO. LTC will hold a meeting of the stockholders to consider and approve the Merger and prior to the meeting LTC and PLL will mail a proxy statement and prospectus to all of the LTC stockholders with complete information on the Merger, PLL and the securities to be received by the LTC stockholders in the Merger. The closing of the Merger will occur contemporaneously with the Ilion IPO, assuming the remaining closing conditions have been met.

Pursuant to an extension agreement entered into on March 31, 2000, LTC is required to obtain the approval of the Merger by the LTC stockholders by June 30, 2000, unless such date is further extended. LTC and PLL currently have targeted a closing to occur within 90 days of the LTC stockholder meeting. If the expected consummation date for the Ilion IPO is after September 30, 2000 LTC and PLL intend to change the date of the LTC stockholder meeting date so that the closing date will not be more than 90 days after the LTC stockholder meeting date. While LTC and PLL currently contemplate a June 30, 2000 LTC stockholder meeting date and a closing date by September 30, 2000, the meeting and the closing dates may occur on later dates, but in no event may the closing date be beyond February 28, 2002.

PLL has agreed that upon the closing of the Merger, PLL will offer to each full-time employee of LTC employment with PLL or an affiliate of PLL with each such offer to include a substantially equivalent title, level of responsibility and compensation and benefits as each such employee had as an employee of LTC. PLL will offer employment to Mr. David Cade, LTC's Chairman and Chief Executive Officer as the Chief Operating Officer of Ilion upon the Merger closing and Chief Executive Officer when designated as such by Ilion's Board of Directors. PLL will offer employment to Dr. George Ferment, LTC's President, Chief Operating Officer and Chief Technical Officer as the Executive Vice President of Cell Manufacturing Operations of Ilion upon the closing of the Merger.

At the time of the Merger, Ilion will grant a minimum of three hundred thousand (300,000) options to the LTC transferred employees for the purchase of Ilion Common Stock at an exercise price of $2.25 per share.

Effective at the Merger closing, LTC will have the right to appoint one member to the Board of Directors of Ilion. PLL has agreed to use its reasonable best efforts to cause such appointee to be elected to the Ilion Board of Directors.

LTC has agreed that prior to the Merger closing date, it will use its best efforts to cause all outstanding warrants and options issued by LTC to be exercised by the holders thereof. In connection therewith, LTC has repriced all outstanding warrants to $.15 and accelerated the vesting of all outstanding warrants and options as an inducement to their exercise by the holders thereof. The changes to the terms of the warrants and options is conditioned on the holders of such warrants and options consenting to the termination of the warrant and option owned by such holder on the earlier of the original termination date and 30 days prior to the closing date of the Merger. LTC has agreed to terminate all LTC stock plans and outstanding and unexercised stock options as of a date not later than immediately prior to the closing date of the Merger. Any LTC warrants outstanding at the Merger closing date that are not terminated other than warrants held by PLL will be converted and adjusted at the Merger closing date into warrants to purchase shares of Ilion in accordance with their terms.

In the event that any holder of warrants or options issued by LTC exercises such warrants or options prior to the Merger closing date, LTC has agreed to use the proceeds thereof as follows: (i) first, to pay a portion of the advances made by PLL to LTC pursuant to the Bridge Loan in an aggregate amount up to $350,000;
(ii) second, to pay certain liabilities of LTC with respect to the accrued salary due and owing to LTC's former Chairman and Chief Executive Officer in the aggregate amount of $200,000; (iii) third, to purchase shares of PLL Common at a price per share of $2.25; and (iv) to pay LTC's Continuing Costs.

Contemporaneously with the consummation of the Merger and the Ilion IPO, PLL will distribute the Merger Securities to the stockholders of LTC pursuant to an effective registration statement. The LTC stockholders may elect to include the Merger Securities owned by such stockholders in the Ilion IPO and PLL has agreed to use its best efforts to include such Merger Securities in the Ilion IPO (subject to cutback by the managing underwriter).

Upon the approval of the Merger Agreement by the stockholders of LTC and until the closing of the Merger or the termination of the Merger Agreement PLL has agreed to retain LTC as a consultant to PLL and LTC has agreed to provide management and technical services to PLL. The work product and new technology resulting from LTC's services to PLL will belong exclusively to PLL. LTC may not, directly or indirectly, engage in any conduct competitive to PLL during the term of the consulting arrangement.

If the Merger is not consummated for any reason or the Merger is not approved by the LTC stockholders by June 30, 2000 (or such later date agreed to by PLL), any advances from PLL to LTC under the Bridge Loan Financing Agreement will be converted into LTC common stock at $0.10 per share (the "Common Conversion Shares"), and except in the event of a PLL default under the Merger Agreement PLL will be issued three year warrants to purchase 7.5 million shares of LTC common stock exercisable at $0.15 per share, and PLL will have a first option to purchase LTC's technologies and processes at market value if LTC sells, goes into receivership, liquidation or the like. If the Merger Agreement is terminated other than in the event of a default of PLL, PLL will also have the right and option to purchase LTC's pilot plant and equipment at book value as of the date of the Merger Agreement.

In connection with the Bridge Loan, LTC has granted PLL a non-exclusive worldwide license to use LTC's thin film technology and manufacturing methods solely as it relates to lithium-ion polymer batteries. Pursuant to the licensing agreement, PLL will pay to LTC a royalty equal to the higher of one percent of the net sales price of each licensed product manufactured, sold or otherwise disposed of during the term of the licensing agreement or the rate that applies to any license agreement entered into subsequent to October 1, 1999 (which rate will apply retroactively to October 1, 1999). The funds advanced by PLL to LTC under the Bridge Loan will be deemed as an advance payment of royalty fees due under the licensing agreement.

LTC has also agreed to enter into a Security Agreement and Assignment of Lease in favor of PLL upon the approval of the Merger by the LTC stockholders (the "Approval Date") pursuant to which LTC will grant PLL a first priority security interest in all of the assets of LTC effective from the Approval Date until the closing of the Merger (the "Security Agreement"). The Security Agreement will grant PLL the right to foreclose on all of LTC's assets in the event of any bankruptcy of LTC or similar event. Pending the amendment of LTC's Certificate of Incorporation to increase the number of authorized shares of Common Stock, the Notes issued in connection with the bridge financing will be convertible into shares of Preferred Stock having the economic and voting equivalent of the Common Conversion Shares.

At March 1, 2000, PLL held $1,100,000 of convertible notes convertible into 11,000,000 shares of Common Stock at a conversion price of at $.10 (which are only convertible in the event of a default or if the Merger does not close by February 28, 2002 or is not approved by the LTC stockholders by June 30, 2000 or such later date agreed to by PLL). LTC may issue up to approximately $5,300,000 of additional notes to PLL from April 2000 until February 2002, convertible into 53,000,000 shares of common stock at a conversion price of $.10 per share, and may issue to PLL warrants to purchase 7,500,000 shares of LTC common stock exercisable at $0.15 per share. The notes will not be converted into LTC common stock and the warrants will not be issued to PLL if the merger is closed.

The percentage ownership of LTC that PLL will own if there is a default under the bridge financing agreement or in the event the merger is not closed will depend on the amount of funds advanced by PLL to LTC. If PLL advances another $5,300,000 in addition to the $1,100,000 advanced through March 31, 2000, and the notes were converted, PLL would own approximately 64,000,000 shares of LTC common stock which would represent approximately 52% of LTC's outstanding common stock on a fully diluted basis. If the Merger is completed the notes will not be converted into LTC common stock and no warrants will be issued to PLL.

The Bridge Financing Agreement does not contain a maximum of the amount of funding that may be advanced under such agreement. Accordingly, there is no maximum number of notes that may be issued to PLL. The amount of the notes will be related to the working capital requirements of LTC and the length of time until the Merger is completed.

Assuming the LTC stockholders approve the Merger, the closing of the Merger will occur once all of the remaining closing conditions are satisfied, including the consummation of the Ilion IPO. There can be no assurance that the Merger will be approved by the stockholders of LTC or consummated. If LTC does not consummate the Merger, LTC will assess all available options, including the suspension of operations and possibly liquidation, bankruptcy or other measures.

DEVELOPMENT AND COMMERCIALIZATION PLAN

LTC's strategy is to commercialize and produce a new generation of solid state lithium polymer battery cells based on seventeen years of research and development and a strong patent portfolio covering both the battery construction and manufacturing process unique to the battery industry. The proprietary technology uses high performance fibers in composite battery structures and low-cost lithium coating/handling methods for manufacturing. This technology encompasses lithium-ion polymer batteries (market entry in 2000) and lithium alloy polymer batteries (market entry in three to five years). LTC's target market is hybrid electric vehicles (HEVs) and mobile computing and communications applications which showcase LTC's thin, flat lightweight and long run-time cells.

During March 1996, a continuous flow coating/laminating pilot line - sometimes referred to as the Demonstration Manufacturing Facility ("DMF") -- was installed by LTC. This line has been used to further define LTC's manufacturing technology and to sharpen manufacturing cost estimates. Through equipment augmentation and upgrade, this line is in the process of transitioning to the "Plymouth Meeting Manufacturing Plant" (sometimes also referred to as the "PMMP") which LTC expects will serve as the production facility for battery cells which will be assembled into battery packs for Original Equipment Manufacturer ("OEM") customers.

Subject to the uncertainties discussed herein, it is anticipated that the PMMP will cost approximately $4.0 million to complete in 2000 including manufacturing equipment meeting applicable environmental regulatory standards. The Board of Directors of PLL has approved the purchase of the equipment necessary to complete the PMMP. The equipment will be owned by PLL and located within LTC's existing facility in Plymouth Meeting, Pennsylvania. There can be no assurance however that LTC will be able to achieve the production capabilities that will be necessary in order to ultimately achieve commercialization or generate revenues or that PLL will provide all of the financing and equipment necessary to complete the PMMP.

As of December 31, 1999, LTC had not generated any significant product revenues and had no commercial operations. To date, LTC has delivered limited quantities of its battery cells to selected OEMs for evaluation. Based upon the performance of LTC's battery cells and its unique manufacturing technology, a top ten personal computer manufacturer (the "PC OEM") is working with LTC to incorporate LTC's lithium-ion polymer batteries into an advanced notebook computer. Subject to successful qualification of LTC's battery and the ability to meet the OEM's volume production needs, LTC anticipates entering into a definitive supply agreement with the PC OEM or a comparable OEM.

LTC's development and commercialization plan currently has the following milestones:

         (i) hand-made call samples tested by potential strategic partners in 1995 (accomplished);

         (ii) installation of a pilot line continuous flow coating laminating unit in 1996 (accomplished);

         (iii) upgrade of the pilot line and distribution of lithium-ion polymer cell samples produced on the pilot line to selected OEMs beginning in early 1997 (accomplished);

         (iv) distribution of prototype battery cells to selected OEMs in early 1998 (on-going);

         (v) installation of packaging equipment and environmental control equipment to achieve EPA compliance at the Plymouth Meeting plant (fourth quarter 1999 - second quarter 2000);

         (vi)     initial commercial production at PMMP in 2000; and

         (vii) joint venture manufacturing or technology licensing arrangements in Asia, the United States and Europe in the 2001-2002 timeframe, with revenue sharing or licensing royalties based on the use of the combined technologies of LTC and Ilion.

LTC estimates that completion of phases (v) and (vi) will cost LTC approximately $4.0 million in capital expenditures. There can be no assurances that LTC will meet these development milestones on the time schedule outlined above.

Until the completion of the Merger, LTC and PLL are working together as partners in leveraging their combined vertical integration capabilities encompassing advanced materials, composite fiber web cell structures and web handling manufacturing processes to pursue global market opportunities involving portable electronics and HEV battery applications. The two companies intend to establish JV manufacturing or technology licensing relationships at selected locations worldwide.

MARKET OVERVIEW

The worldwide battery market is expected to grow significantly over the next few years. Certain market segments are expected to grow significantly faster, such as the high performance rechargeable battery market, LTC's principal target. This market segment includes portable electronics applications as well as Hybrid Electric Vehicle (HEV) and Electric Vehicle (EV) applications. LTC believes that there is sufficient room in this rapidly expanding market for new battery companies to emerge without significant impact on the market share of existing players.

The global market demand for a small, lightweight, ultra-thin, longer operating time rechargeable battery for mobile computing and communications applications is enormous and growing at a phenomenal rate as the trends of increased wireless usage and miniaturization of electronics continue unabated. Industry sources believe that there will be well over a billion portable communications and computing devices in use early in the next century. Moreover, there is a growing demand, spearheaded by Japan, for HEVs, which is expected to become a very large market for advanced rechargeable batteries. Nomura Research Institute forecasts that HEV and EV applications will be almost eight times larger than portable electronics applications by 2005.

Based on this market demand, LTC's near-term focus is on the portable electronics device (particularly notebook computers) and HEV segments. LTC's battery cell size, form factor, performance, and low-cost manufacturability profile are particularly suited for these applications. Additionally, LTC is considering, on a case-by-case basis, specialty application opportunities including microelectronics, aerospace/defense, solar energy and portable medical devices.

According to Fuji Chemical, worldwide sales of rechargeable batteries manufactured in Japan were approximately $11 billion in 1999. Sales breakout by chemistry is 63% for liquid lithium-ion, 20% for nickel metal hydride and 17% for nickel cadmium. This represents an ever growing market share for liquid lithium-ion versus nickel metal hydride (1998 sales figures were 58% lithium-ion, 21% nickel metal hydride and 20% nickel cadmium). Going forward, lithium-ion polymer batteries are expected to become a growing part of the overall lithium-ion market share.

As lithium-ion polymer technology enters the marketplace, its thin, flat form factor, lighter weight and safety advantages over liquid electrolyte lithium-ion systems are expected to enable it to capture increasing market share. The market for lithium-ion polymer batteries is expected to grow significantly over the next decade due to the widespread and growing use of portable consumer electronics including mobile personal computers and wireless communications devices such as cellular phones and PCS handsets. The market for lithium-ion polymer batteries is expected to be the fastest growing projected segment of the high performance rechargeable battery market. The advancement of consumer electronics in recent years has led to battery power, size and shape becoming the limiting factors in product engineering and design. LTC believes its proprietary battery characteristics offer design flexibility while providing superior performance and safety. Additionally, LTC's batteries address the increasing demand for environmentally friendly batteries which can be recycled and do not contain heavy metals which have become public health concerns.

TECHNOLOGY OVERVIEW

LTC's proprietary new battery is based upon an integrated approach employing a patented lithium alloy or composite fiber web anode, composite polymer electrolyte, and a composite fiber web cathode. It is truly a "solid state" battery in comparison to traditional liquid electrolyte technology. LTC's battery cells offer distinctly superior energy density, low self-discharge, design flexibility, and low manufacturing cost in comparison to existing and emerging battery technologies. Of equal significance, the cells are environmentally friendly, with no toxic metals such as mercury, cadmium, or lead.

LTC holds 22 issued and 10 pending U.S. patents on critical composition, process, and packaging aspects of the battery. LTC's lithium-ion polymer battery and lithium alloy polymer battery are comprised of thin, laminated cells or bicells.

LTC's use of thin, laminated, composite layers (e.g., thin, lightweight fibers embedded in active solid material matrices) is different from competitive methods which utilize thin-film extrusion, coating technology and metal grids. This composite formulation improves conductivity, stability, resistance to shorting, reliability, uniformity and manufacturability. The composite structures also permit relatively simple production processes, which form the basis for successful scale-up and ultimately, very low costs. The processing scheme uses proven and well understood "web handling" technology that results in a uniform thickness across the web, low cost high yield production and more consistent performance of the battery product.

LTC's lithium-ion polymer technology has an energy density advantage because of the lightweight fiber web construction and a production cost advantage because of the web-carrier/substrate-based continuous flow, high speed coating and laminating manufacturing process. The advantages of LTC's lithium-ion polymer technology are as follows:

-        Lower Cost Manufacturing Process

-        Web Coating Enables Easier Cell Assembly

-        Fewer Laminate Components

-        Fewer Process Steps

-        Better Bonding

-        Better Structural Stability

-        Lower Defect Rate/Higher Yields

-        Superior Battery Performance

-        Fibers Webs Give Higher Energy Density Than Metal Grids

-        Better Pulse Discharge Rate

-        Equivalent Cycle Life

Although there are other companies working on lithium metal polymer technology in the laboratory, LTC believes that its design is superior due to: (1) its patented "fireproof" lithium alloy anode which provides improved cycle life (i.e. it resists dendrite growth which is a cause of internal shorts and life limitations); (2) its composite electrolyte which yields a more rugged design with lower production costs; (3) its highly, efficient composite cathode; (4) its lithium anode sealing tape, which dramatically improves the safety profile, while improving its productbility; and finally, (5) LTC's lithium alloy polymer battery uses low-cost thermal curing of the polymer as opposed to expensive and complicated electron beam methodology. Patents are in place for all critical aspects of this technology.

LTC's manufacturing process is based on conventional and proven "web-handling" technology widely used in the paper coating, textile, floor covering and other industries. The pilot line has now demonstrated all unit operations and validated quality and cost data.

INTELLECTUAL PROPERTY

LTC holds twenty-two issued U.S. patents and has ten pending patent applications on its technology. LTC also has other proprietary knowledge that is in the patent disclosure stage or that it protects as trade secrets. LTC's early patents relate to materials and construction for lightweight solid-state rechargeable batteries. The later patents and applications relate to improvements to the technology contained in the first patent or to other key aspects of rechargeable battery technology. In 1998, two patents were issued that gave LTC patent protection on the use of metalized fiber webs for building electrodes and separators. These metalized webs, which are now being incorporated into LTC's composite cell structures, provide superior conductivity and further simplify the manufacturing process.

There are other companies with lithium-polymer battery technology patents; however, LTC believes its patents to be unique from those of its competitors in that they focus upon the manufacturing process for a composite cathode structure, composite electrolyte structure, alloy anode and packaging. The earliest of LTC's patents expires 2003. There is no current or, to LTC's knowledge, threatened litigation on its patents. See "Description of Business-Competition".

The following table sets forth the U. S. patents currently held by LTC:

Patent Number                      Title
-------------                      -----
4,576,883         Cathode Composition and Method for Solid State Lithium Battery

4,794,059         Lightweight Solid State Rechargeable Batteries

4,808,496         Electrode Construction for Solid State Electrochemical Cell

4,861,690         Lightweight Battery Construction

4,960,655         Lightweight Batteries

5,006,431         Solid State Polymer Electrolyte for Batteries

5,057,385         Battery Packing Construction

5,057,651         Lightweight Electroconductive Wire

5,102,752         Solid State Composite Electrolyte for Batteries

5,350,647         Electrodes for Electrochemical Devices

5,378,558         Solid State Composite Electrolyte for Electrochemical Devices

5,422,200         Battery Packaging Construction for Alkali Metal Multicell
                  Batteries

5,443,602         Apparatus and Method for Automatic Mass Production and
                  Packaging of Electrochemical Cells

5,521,023         Composite Electrolytes (CIP of Serial No. 08/001,145)

5,529,707         Lightweight Composite Polymeric Electrolytes for
                  Electochemical Devices

5,597,658         Rolled Single Cell and Bi-Cell Electrochemical Devices and
                  Method of Manufacturing Same

5,650,243         Battery Packaging Construction using Flexible Plastic Barrier
                  Structures

5,655,313         Apparatus for Fluidized, Vacuum Drying and Gas Treatment for
                  Powered Granular, or Flaked Material

5,705,084         Polymer Alloy Electrolytes For Electrochemical Devices

5,747,195         Current Collectors For High Energy Density Cells

5,750,289         Lightweight Current Collectors and Carriers For
                  Electrochemical Devices

5,925,483         Multi-Layer Polymer Electrolytes For Electrochemical Devices

4,997,732         Battery in a Vacuum Sealed Enveloping Material and Process for
                  Making the Same (1)

(1) U.S. Patent No. 4,997,732 is held by Valence Technologies, Inc. LTC has rights relating to this Patent under the cross-licensing agreement dated July 22, 1997 between LTC and Valence Technologies, Inc.

With respect to licensing relationships, LTC has: (i) granted a license to Valence Technology Corporation with respect to certain technology and entered into a cross-license with Valence with respect to certain technology; and (ii) granted certain license/distributorship option rights pursuant to a Japanese consortium technology development agreement entered into in 1996.

TECHNOLOGY DEVELOPMENT HISTORY

LTC's advanced rechargeable battery technology is based on nearly seventeen years of specific research and development and over forty years of experience in plastics, thin films and emulsions. With the divestiture of Hope Industries in late 1993, LTC successfully raised capital from outside sources, narrowed LTC's focus, and renewed development of its rechargeable battery technology.

- During 1994, LTC was re-staffed with needed technical personnel, and critical research, including historical test data such as capacity and cycle life, was reconfirmed.

- During 1995, LTC concentrated its efforts on improving its base line technology in the crucial areas of weight reduction, design flexibility, rechargeability, self-discharge, safety, capacity and cycle life.

- During 1996 LTC advanced its technology by developing a solid state lithium-ion polymer cell using proprietary web structures in both the anode and cathode with excellent cycle life and that demonstrate the utility of LTC's manufacturing process technology for lithium-ion polymer cells.

- In March 1996, a prototype continuous flow coating and laminating pilot line was installed. Since then, the pilot line has been undergoing continuing upgrade and trial runs.

- In 1997, distribution of lithium-ion polymer cell samples processed on the pilot line commenced to selected Original Equipment Manufacturers
         (OEMs).

- During 1998, development and distribution of prototype battery cells and packs commenced to certain OEMs and is on-going. LTC's pilot line production operations are regularly producing three generic sizes of thin flat cells, including a large 9 Ah cell (4"x8"x1/4").

- As of December 31, 1999, LTC had not generated any product revenues and had no commercial operations.

- In January 2000, LTC took delivery of a semiautomatic cell packaging and filling machine. This state-of-the art machine inserts LTC's thin flat lithium-ion cells into a pouch package, adds the polymer electrolyte and then seals the package. Its configuration is optimized for LTC's unique large footprint cells, which will be the common building blocks for notebook computer, PDA and HEV battery applications.

COMPETITION

There are a number of emerging battery technologies that offer performance improvements over those that dominate the market today. The principal competitive rechargeable technologies are Nickel-Cadmium (NiCad), sealed lead acid, nickel metal hydride, zinc air and liquid electrolyte lithium-ion batteries. NiCad batteries are still the most widely used rechargeable batteries in the consumer electronics market, but for wireless communications and portable computer applications, nickel metal hydride and liquid lithium-ion now have dominant market share; moreover, lithium-ion is beginning to eclipse nickel metal hydride, particularly for high end applications.

Nickel-Cadmium

Nickel-Cadmium (NiCad) batteries have experienced evolutionary improvement. However, even with capacity improvements, NiCads still have significant inherent user limitations. The batteries lose energy storage capacity on each recharge, have a high self-discharge rate, and Cadmium is toxic and difficult to recycle. Some states are beginning to place restrictions on NiCads due to disposal concerns.

Nickel-Metal Hydride

Nickel-metal hydride (NiMH) batteries, first introduced in 1989, are being produced in large volume by a number of battery companies. The advantage of NiMH batteries is that they have twice the capacity of NiCads. However, they cannot discharge as quickly, have slower recharge times, and are currently twice as expensive than NiCads. They also have a very high self-discharge rate of 10-25% per month.

Lead Acid

Automobiles have been the primary users of unsealed, lead batteries since the turn of the century. There have been only incremental improvements in this technology. Sealed lead acid batteries for certain portable electronics devices are inexpensive, but relatively heavy. They have good power density and good discharge capability, but have very low cycle life and require special disposal management.

Zinc Air

Zinc Air batteries, which entered the marketplace in 1994, provide long run time for notebook computers but have limited mass market appeal because of their high weight, volume and cost, and their configuration as a "clip-on" using plugs or jacks rather than as an "integrated" product.

Lithium-ion (Non-Polymer Configuration)

Lithium-ion rechargeables, pioneered by Sony and introduced in 1991, have a high energy density, but less than that of solid polymer lithium metal technology projected to enter the market in the next three to five years. Lithium-ion technology also has a higher self-discharge rate than NiMH and is more expensive. Since lithium-ion cells are not tolerant of overcharge or overdischarge, more sophisticated electronics are required in the battery pack.

Lithium-ion (Polymer)

This is a solid state version of lithium-ion, as developed and licensed by Telcordia and others, but is not yet in the marketplace in commercial quantities. It has form factor, weight, performance and safety advantages over liquid electrolyte lithium-ion as well as comparable energy density and self-discharge properties.

There are a number of companies which have announced initiatives to enter the lithium polymer battery business. Small firms such as HET (a division of Thomas & Betts) and Shubila reportedly have entered the marketplace with small volumes of hand-made cellular phone cells. Panasonic (Matsushita) also entered the market with cellular phone batteries in 1999, but apparently halted production due to performance problems. Sony, Ultralife and Valence have each announced that they are ready to enter the marketplace with cellular phone cells/batteries. Several other companies have indicated that they have polymer development activities underway in preparation for entering the marketplace. As is the case with liquid lithium ion cells, LTC believes that with the growing size of the market there should be opportunities for high margin niche applications in addition to the large volume cellular phone market segment. Moreover, LTC believes that its patented and proprietary fiber web cell structures and fiber web substrate-based manufacturing process provide market differentiation, particularly in the area of consistent, uniform large footprint 9Ah cells that can be the common building block for notebook computer and HEV batteries.

RAW MATERIALS

Certain materials used in LTC's products are available only from a limited number of sources. The industry currently has sufficient capacity to meet LTC's needs. LTC also believes that PLL's direct access to sources of lithium raw materials should provide additional sources of raw materials. However, there can be no assurances that sources and the currently adequate supply of raw materials will continue.

EQUIPMENT AND FACILITIES

LTC has outfitted a modern research and development facility with appropriate equipment and instrumentation. At 12,400 square feet, this modern facility has sufficient space to meet LTC's near-term needs. In January 2000 LTC received a semiautomatic cell packaging and filling machine. Together with the coating equipment and lamination equipment previously installed, this new piece of equipment is one of the central elements of LTC's capital investment program to expand and upgrade its continuous flow production line.

EMPLOYEES

During the last six years, LTC hired a new management team and a core technical staff. The staff has expertise in technology, commercialization, process development, battery engineering, electrochemistry international marketing, fund-raising and strategic alliance development. As of December 31, 1999, LTC had a total of 15 employees, of whom 14 were employed full-time by LTC.

GOVERNMENT REGULATION, SAFETY, ENVIRONMENTAL COMPLIANCE

LTC's products incorporate lithium, which is known to cause explosions and fires if not properly handled. Although LTC believes that its batteries do not present safety risks substantially different from those inherent in currently-marketed lithium-ion batteries, there can be no assurance that safety problems will not develop in the future. LTC intends to incorporate safety policies in its manufacturing processes designed to minimize safety risks, although there can be no assurance that an accident in its facilities will not occur. Any accident, whether occasioned by the use of a battery or LTC's manufacturing operations, could result in significant production delays or claims for damages resulting from injuries, which would adversely affect LTC's operations and financial condition.

Prior to the commercial introduction of LTC's batteries into a number of markets, LTC will seek to obtain approval of its products by one or more of the organizations engaged in testing product safety, such as Underwriters Laboratories. Such approvals could require significant time and resources from LTC's technical staff and, if redesign were necessary, result in a delay in the introduction of LTC's products.

Pursuant to the regulations of the United States Department of Transportation ("DOT"), a permit is required to transport lithium across state lines. The International Air Transport Association ("IATA") similarly regulates the international shipment of lithium. Although LTC believes that DOT has granted permits for, and IATA has allowed, the transport of rechargeable lithium-based batteries to be shipped or used by the general public, there can be no assurance that DOT or IATA will grant such a permit to LTC or that changes in such regulations, or in their enforcement, will not impose costly requirements or otherwise impede the transport of lithium. In addition, the DOT and IATA approval processes will require significant time and resources from the LTC's technical staff and if redesign were necessary, could delay the introduction of LTC's products.

Various regulatory agencies will have jurisdiction over the operation of any manufacturing facilities established by LTC. Because of the risks generally associated with the use of lithium, LTC expects rigorous enforcement. No assurance can be given that LTC will not encounter any difficulties in complying with applicable health and safety regulations.

Federal, state and local regulations impose various environmental controls on the storage, use and disposal of certain chemicals and metals used in the manufacture of lithium-polymer batteries. Although LTC believes its activities will conform to current environmental regulations, there can be no assurances that changes in such regulations will not impose costly equipment or other requirements. Any failure by LTC to adequately control the discharge of hazardous wastes could also subject it to future liabilities.

PACIFIC LITHIUM LIMITED

PLL was formed in 1994 as a New Zealand company and expects to domesticate into Delaware and become a Delaware company in April 2000. PLL started out as a company looking to commercially extract lithium from sea water. Although PLL developed the capability to do so, the market price for technical grade lithium carbonate fell significantly as a result of a new supplier entering into the market and the extraction of lithium from sea water turned out to be non economic under prevailing market conditions. PLL then utilized its proprietary research and technology to become a developer and supplier of advanced lithium materials and enabling technologies for the rapidly growing lithium battery industry. PLL has exclusive and non-exclusive worldwide licenses for advanced materials developed by the Massachusetts Institute of Technology ("MIT") and exclusive and non-exclusive worldwide licenses for advanced materials developed by the National Research Council of Canada. PLL has also developed its own portfolio of patent applications and employs highly qualified scientists at its advanced research and manufacturing facility in New Zealand. In addition, PLL has secured access to the one of the world's largest known unexploited lithium reserves, located in China, through a joint venture with a provincial government institute in China.

PLL's business strategy is to be a vertically integrated supplier of materials and technology to the lithium battery industry - from raw materials to advanced battery cells, and to provide recycling technologies. Through vertical integration and technical innovation, one of PLL's primary goals is to significantly reduce the price of lithium battery cells.

PLL employs two salespersons, one concentrating specifically on Asia and the other on the United States and Europe.

PLL manufactures high grade and premium grade lithium carbonate at its manufacturing facility in Auckland, New Zealand. PLL has constructed a pilot cathode process for manufacturing manganese cathode material at its New Zealand facility and intends to build a full-scale plant at this facility by May 2001. PLL plans to build a lithium-ion cell manufacturing facility by December 2000 to be located at LTC's existing facility in Plymouth Meeting, Pennsylvania. PLL currently employs a total of 29 full time persons, all of whom are based in New Zealand. PLL also hires up to an additional 10 persons under contract labor for its manufacturing facility, depending on its production requirements.

PLL operates its manufacturing plant in New Zealand from a leased industrial site. The current lease term expires in February 2004. PLL has negotiated a lease extension to 2007 with the right to renew for a further 3 years beyond this. PLL has negotiated a growth clause with the landlord. PLL has its management office in Auckland, New Zealand. PLL is currently in the process of negotiating a joint lease for new premises.

GLOSSARY OF TECHNICAL TERMS

Alkaline Metals..................   The elements which are in Group 1A of the
                                    Periodic Table including lithium, sodium and potassium.

Anode ...........................   The electrode in a battery which releases
                                    electrons to an external circuit and ions into the electrolyte.

Cathode .........................   The electrode in a battery which accepts
                                    electrons from the external circuit and ions from the electrolyte.

Electrolyte .....................   The medium in a battery which provides the
                                    ion transport mechanism between the anode and cathode.

Electron ........................   An elementary particle having a negative
                                    charge.

Energy Density ..................   The total quantity of electrical energy in a
                                    battery, expressed as a function of volume
                                    (e.g., Watt-hours per liter) or weight
                                    (e.g., Watt-hours per kilogram).

Ion .............................   An atom or a molecule that has acquired an
                                    electrical charge by the loss or gain or electrons.

Laminated Battery ...............   A battery composed of thin sheets of anode,
                                    electrolyte and cathode that have been
                                    bonded together.

Lead Acid Battery ...............   A rechargeable battery with electrodes made
                                    of lead compounds and with an electrolyte containing acid.

Lithium .........................   A soft, low density alkali earth metal with
                                    high electrochemical potential.

Lithium Polymer Battery .........   A battery which has a polymer electrolyte
                                    rather than the liquid electrolyte found in conventional batteries. Also known as "solid state" or "plastic" batteries.

Lithium Metal Polymer Battery ...   A lithium polymer battery which uses pure
                                    lithium foil or lithium alloy foil as the anode and lithiated oxides in the cathode.

Lithium-Ion Polymer Battery .....   A lithium polymer battery which uses
                                    lithiated graphite or carbon anode rather than lithium metal foil and lithiated oxides in the cathode.

Memory Effect ...................   The undesirable characteristic of NiCd
                                    batteries to lose energy storage capacity on each recharge after a partial discharge.

Polymer .........................   A large molecule that is made by bonding
                                    together many smaller identical molecules.

Primary Battery .................   A battery that is not rechargeable.

Rechargeable Battery ............   A battery that, after discharge, may be
                                    restored close to the fully charged state by the passage of electric current through the battery in the opposite direction to that of discharge.

Self-Discharge Rate .............   The rate at which a charged battery loses
                                    energy while not in use.

Web .............................   A non-woven net composed of thin fibers that
                                    have been randomly placed in all directions and bonded together to form an open mesh structure of continuous length.

ITEM 2.  DESCRIPTION OF PROPERTY

LTC leases a 12,400 square foot research facility and corporate headquarters in a free-standing building at 5115 Campus Drive in Plymouth Meeting, Pennsylvania pursuant to a Lease Agreement dated July 22, 1994, between PMP Whitemarsh Associates and LTC and Addendum thereto dated July 22, 1994, as extended.

The lease had an initial five year term (which expired on October 31, 1999) and has an additional five year extension option. LTC is required to give six months notice of its intention to exercise the five year extension or of its intention not to extend the lease. PMP Whitemarsh Associate has agreed by letter dated February 3, 2000 to give LTC until June 30, 2000 to exercise the lease option or give the six month notice of termination.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of LTC's security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

LTC's common stock is traded in the over-the-counter market, and "bid" and "asked" prices in the common stock are quoted on the NASD OTC Electronic Bulletin Board under the symbol "LITH". The following table sets forth certain information with respect to the high and low bid prices for LTC's common stock as of the close of each of the four calendar quarters of 1999 and 1998. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                                Bid Prices for Common Stock
                                               ----------------------------
                                                   High             Low
                                               -----------      -----------
1999

Fourth Quarter                                   $   .44          $    .15
Third Quarter                                    $   .36          $    .24
Second Quarter                                   $   .84          $    .38
First Quarter                                    $ .8125          $    .22

1998

Fourth Quarter                                   $   .45          $    .23
Third Quarter                                    $   .90          $    .35
Second Quarter                                   $  1.04          $    .83
First Quarter                                    $  1.20          $ .84375

As of December 31, 1999, there were approximately 807 holders of record of the Company's common stock.

DIVIDEND POLICY

LTC has never paid cash dividends on its common stock and does not presently anticipate paying cash dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for use in the business of LTC for an indefinite period. Payments of dividends in the future, if any, will depend, among other things, on LTC's ability to generate earnings, its need for capital, and its financial condition. Additionally, LTC's ability to pay dividends is limited by applicable state law. Declaration of dividends in the future will remain within the discretion of LTC's Board of Directors which will review its dividend policy from time to time.

RECENT SALES OF COMMON STOCK

In October 1999, LTC approved the issuance of 103,449 and 151,724 shares of common stock in settlement of fees owed to two advisors. There were no underwriters involved in the transactions and the sales and issuances of common stock were deemed to be exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof based on the investors' suitability and/or representations furnished by the securityholders.

AMENDMENT TO THE COMPANY'S CERTIFICATE OF INCORPORATION

On January 4, 2000 the Board of Directors approved, subject to stockholder approval, an increase in the number of shares of common stock authorized for issuance by LTC under the Certificate of Incorporation from 50 million to 125 million of authorized common stock. LTC intends to commence a consent solicitation in April 2000 to allow LTC to proceed with the proposed amendment of the Certificate of Incorporation without the necessity of convening a special meeting of stockholders. As of March 1, 2000 the Company had outstanding 49,990,835 shares of common stock. The Company needs to increase the number of authorized shares of common stock in order to have an adequate reserve of Common Stock available for issuance upon exercise of outstanding options and warrants and the potential conversion of the notes issued under the Bridge Loan Financing Agreement and for other proper corporate purposes. Pending the amendment of LTC's Certificate of Incorporation to increase the number of authorized shares of Common Stock, the notes issued in connection with the bridge financing will be convertible into shares of Preferred Stock having the economic and voting equivalent of the Common Conversion Shares.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

GENERAL AND PLAN OF OPERATION

General and Business Strategy

LTC is a development stage company engaged in the business of developing and seeking to commercialize unique, solid state, lithium-ion polymer rechargeable batteries for portable electronic devices and other applications such as the rapidly emerging Hybrid Electric Vehicle (HEV) market. LTC's pilot line production operations are regularly producing three generic sizes of thin flat cells, including a large 9 Ah cell (4"x8"x1/4"). LTC's patented and proprietary technology uses high performance fibers in composite battery structures and low cost continuous flow fiber web coating and handling processes for manufacturing. These new batteries represent a significant benefit to the end-user in terms of longer run times and thinner, flatter, lighter-weight form factors.

LTC's strategy is to commercialize and produce a new generation of solid state lithium polymer batteries based on seventeen years of research and development and a strong patent portfolio covering both the battery construction and manufacturing process unique to the battery industry. The proprietary technology uses high performance fibers in composite battery structures and low-cost lithium coating/handling methods for manufacturing. This technology encompasses lithium-ion polymer batteries (market entry in 2000) and lithium alloy polymer batteries (market entry in three to five years). LTC's target market is hybrid electric vehicles (HEVs) and mobile computing and communications applications which showcase LTC's thin, flat lightweight and long run-time cells.

During March 1996, a continuous flow coating/laminating pilot line - sometimes referred to as the Demonstration Manufacturing Facility ("DMF") -- was installed by LTC. This line has been used to further define LTC's manufacturing technology and to sharpen manufacturing cost estimates. Through equipment augmentation and upgrade, this line is in the process of transitioning to the "Plymouth Meeting Manufacturing Plant" (sometimes also referred to as the "PMMP") which LTC expects will serve as the production facility for battery cells which will be assembled into battery packs for Original Equipment Manufacturer ("OEM") customers.

Subject to the uncertainties discussed herein, it is anticipated that the PMMP will cost approximately $4.0 million to complete in 2000 including manufacturing equipment meeting applicable environmental regulatory standards. The Board of Directors of PLL has approved the purchase of the equipment necessary to complete the PMMP. The equipment will be owned by PLL and located within LTC's existing facility in Plymouth Meeting, Pennsylvania. There can be no assurance however that LTC will be able to achieve the production capabilities that will be necessary in order to ultimately achieve commercialization or generate revenues or that PLL will provide all of the financing and equipment necessary to complete the PMMP.

LTC has been unprofitable since inception, expects to incur substantial additional operating losses over the next few years and needs significant additional financing to continue the development and commercialization of its technology. LTC does not expect to generate any significant revenues from operations during the fiscal year ending December 31, 2000.

Merger Agreement with Pacific Lithium Limited

On January 19, 2000, LTC and Pacific Lithium Limited of Auckland, New Zealand signed an Agreement and Plan of Merger to merge their respective companies.

Prior to the Merger PLL will domesticate into the U.S. and become a Delaware corporation, change its name to Ilion Technology Corporation and consummate an initial public offering in the United States and NASDAQ listing of Ilion. PLL has indicated that it expects to complete the Domestication in April 2000 and consummate the Ilion IPO during the second half of 2000 depending upon market and other factors. The Merger will be closed contemporaneously with the Ilion IPO; the offering will be made only by means of a prospectus.

In the Merger LTC will merge with and into Ilion and all of the outstanding shares of LTC common stock will be exchanged for an aggregate of 3.5 million shares of Ilion (the "Merger Securities") which will be issued to the LTC stockholders on a pro-rata basis. As of the date of the execution of the Merger Agreement, the number of Ilion shares to be issued to the LTC stockholders in the Merger represented approximately 15% of the outstanding shares of PLL. The actual percentage of the outstanding Ilion shares that will be issued to the LTC stockholders at the time of the Merger closing will be less than 15% of the outstanding shares since additional Ilion shares will be issued in the Ilion initial public offering at the time of the Merger closing and PLL may issue additional shares prior to the completion of the Ilion IPO.

Pursuant to the terms of a Bridge Loan, PLL has agreed to advance working capital to LTC. PLL has advanced a total of U.S. $975,000 as of March 1, 2000 for working capital and $125,000 for the purchase of a packaging machine. In addition, PLL has agreed to advance to LTC ongoing funds required by LTC for ongoing employee, operating and administrative expenses excluding capital expenses. LTC believes that provided PLL advances the needed working capital to LTC until the consummation of the Merger, LTC will have sufficient capital resources to meet LTC's needs and satisfy LTC's obligations through the date of the Merger.

LTC estimates that approximately $200,000 per month until December 2000, and approximately $250,000 per month thereafter, will be required by LTC for working capital. Under the agreements with PLL, LTC will offset a portion of the funds received by LTC upon the exercise of options and warrants against the funding otherwise required to be advanced by PLL under the Bridge Financing Agreement. If the Merger does not close until February 2002, a total of approximately $5,300,000 will be required by LTC for working capital from April 2000 until February 2002.

The consummation of the Merger is contingent upon certain closing conditions being met by the parties including the approval of the Merger by the stockholders of LTC and PLL and the closing of the Ilion IPO. LTC will hold a meeting of the stockholders to consider and approve the Merger and prior to the meeting LTC and PLL will mail a proxy statement and prospectus to all of the LTC stockholders with complete information on the Merger, PLL and the securities to be received by the LTC stockholders in the Merger. The closing of the Merger will occur contemporaneously with the Ilion IPO, assuming the remaining closing conditions have been met.

Pursuant to an extension agreement entered into on March 31, 2000, LTC is required to obtain the approval of the Merger by the LTC stockholders by June 30, 2000, unless such date is further extended by LTC and PLL. LTC and PLL currently have targeted a closing to occur within 90 days of the LTC stockholder meeting. If the expected consummation date for the Ilion IPO is after September 30, 2000 LTC and PLL intend to change the date of the LTC stockholder meeting date so that the closing date will not be more than 90 days after the LTC stockholder meeting date. While LTC and PLL currently contemplate a June 30, 2000 LTC stockholder meeting date and a closing date by September 30, 2000, the meeting and the closing dates may occur on later dates, but in no event may the closing date be beyond February 28, 2002.


LTC has agreed that prior to the Merger closing date, it will use its best efforts to cause all outstanding warrants and options issued by LTC to be exercised by the holders thereof. In connection therewith, LTC has repriced all outstanding warrants to $.15 and accelerated the vesting of all outstanding warrants and options as an inducement to their exercise by the holders thereof. The changes to the terms of the warrants and options is conditioned on the holders of such warrants and options consenting to the termination of the warrant and option owned by such holder on the earlier of the original termination date and 30 days prior to the closing date of the Merger. LTC has agreed to terminate all LTC stock plans and outstanding and unexercised stock options as of a date not later than immediately prior to the closing date of the Merger. Any LTC warrants outstanding at the Merger closing date that are not terminated, other than warrants held by PLL, will be converted and adjusted at the Merger closing date into warrants to purchase shares of Ilion in accordance with their terms.

In the event that any holder of LTC warrants or options exercises such warrants or options prior to the Merger closing date, LTC has agreed to use the proceeds thereof as follows: (i) first, to pay a portion of the advances made by PLL to LTC pursuant to the Bridge Loan in an aggregate amount up to $350,000; (ii) second, to pay certain liabilities of LTC with respect to the accrued salary due and owing to LTC's former Chairman and Chief Executive Officer in the aggregate amount of $200,000; (iii) third, to purchase shares of PLL Common at a price per share of $2.25; and (iv) to pay LTC's Continuing Costs.

Contemporaneously with the consummation of the Merger and the Ilion IPO, PLL will distribute the Merger Securities to the stockholders of LTC pursuant to an effective registration statement. The LTC stockholders may elect to include the Merger Securities owned by such stockholders in the Ilion IPO and PLL has agreed to use its best efforts to include such Merger Securities in the Ilion IPO (subject to cutback by the managing underwriter).

If the Merger is not consummated for any reason or the Merger is not approved by the LTC stockholders by June 30, 2000 (or such later date agreed to by PLL), any advances from PLL to LTC under the Bridge Loan Financing Agreement will be converted into LTC common stock at $0.10 per share, and except in the event of a PLL default under the Merger Agreement PLL will be issued three year warrants to purchase 7.5 million shares of LTC common stock exercisable at $0.15 per share, and PLL will have a first option to purchase LTC's technologies and processes at market value if LTC sells, goes into receivership, liquidation or the like. If the Merger Agreement is terminated other than in the event of a default of PLL, PLL will also have the right and option to purchase LTC's pilot plant and equipment at book value as of the date of the Merger Agreement.

In connection with the Bridge Loan, LTC has granted PLL a non-exclusive worldwide license to use LTC's thin film technology and manufacturing methods solely as it relates to lithium-ion polymer batteries. Pursuant to the licensing agreement, PLL will pay to LTC a royalty equal to the higher of one percent of the net sales price of each licensed product manufactured, sold or otherwise disposed of during the term of the licensing agreement or the rate that applies to any license agreement entered into subsequent to October 1, 1999 (which rate will apply retroactively to October 1, 1999). The funds advanced by PLL to LTC under the Bridge Loan will be deemed as an advance payment of royalty fees due under the licensing agreement.

LTC has also agreed to enter into a Security Agreement and Assignment of Lease in favor of PLL upon the approval of the Merger by the LTC stockholders (the "Approval Date") pursuant to which LTC will grant PLL a first priority security interest in all of the assets of LTC effective from the Approval Date until the closing of the Merger (the "Security Agreement"). The Security Agreement will grant PLL the right to foreclose on all of LTC's assets in the event of any bankruptcy of LTC or similar event. Pending the amendment of LTC's Certificate of Incorporation to increase the number of authorized shares of Common Stock, the Notes issued in connection with the bridge financing will be convertible into shares of Preferred Stock having the economic and voting equivalent of the Common Conversion Shares.

At March 1, 2000, PLL held $1,100,000 of convertible notes convertible into 11,000,000 shares of Common Stock at a conversion price of at $.10 (which are only convertible in the event of a default or if the merger does not close by February 28, 2002 or is not approved by the LTC stockholders by June 30, 2000 or such later date agreed to by PLL). LTC may issue up to approximately $5,300,000 of additional notes to PLL from April 2000 until February 2002, convertible into 53,000,000 shares of common stock at a conversion price of $.10 per share, and may issue to PLL warrants to purchase 7,500,000 shares of LTC common stock exercisable at $0.15 per share. The notes will not be converted into LTC common stock and the warrants will not be issued to PLL if the merger is closed.

The percentage ownership of LTC that PLL will own if there is a default under the bridge financing agreement or in the event the merger is not closed will depend on the amount of funds advanced by PLL to LTC. If PLL advances another $5,300,000 in addition to the $1,100,000 advanced through March 31, 2000, and the notes were converted, PLL would own approximately 64,000,000 shares of LTC common stock which would represent approximately 52% of LTC's outstanding common stock on a fully diluted basis. If the merger is completed the notes will not be converted into LTC common stock and no warrants will be issued to PLL.

The Bridge Financing Agreement does not contain a maximum of the amount of funding that may be advanced under such agreement. Accordingly, there is no maximum number of notes that may be issued to PLL. The amount of the notes will be related to the working capital requirements of LTC and the length of time until the Merger is completed.

If LTC does not consummate the Merger, LTC will assess all available alternatives including a sale of the assets of LTC to another party or a merger with another party, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

LTC has financed its operations since inception with convertible debt and private placements of common and preferred stock and has raised approximately $16.0 million, including $818,000 from PLL as of December 31, 1999.

At December 31, 1999, LTC had cash and cash equivalent of $38,000, fixed assets of $430,000 and other assets of $21,000. LTC's total liabilities were $1,448,000 consisting of accounts payable, accrued salaries, accrued expenses in the amount of $630,000 and convertible promissory notes payable to PLL in the amount of $818,000. LTC had a working capital deficit of $553,000 on December 31, 1999 as compared to $513,000 in working capital on December 31, 1998.

LTC's cash and cash equivalents decreased by approximately $1,035,000 from December 31, 1998 to

December 31, 1999. The working capital deficit and decrease in cash and cash equivalents is attributable primarily to normal on-going activities of the business.

LTC's stockholders' deficiency was $920,000 at December 31, 1999, after giving effect to an accumulated deficit of $47,760,000 which consisted of $40,895,000 accumulated deficit during the development stage from July 21, 1989 through December 31, 1999 and $6,865,000 accumulated deficit from prior periods. LTC expects to incur substantial operating losses as it continues its commercialization efforts.

Pursuant to the terms of a Bridge Loan, PLL has agreed to advance working capital to LTC until the closing of the Merger. PLL has advanced a total of U.S. $975,000 through March 1, 2000 for working capital and $125,000 for the purchase of a packaging machine. In addition, PLL has agreed to advance to LTC ongoing funds required by LTC for ongoing employee, operating and administrative expenses excluding capital expenses. Beginning in October 1999 and until the closing of the Merger, PLL has provided and will continue to provide working capital for LTC. LTC believes that provided PLL advances the needed working capital to LTC until the consummation of the Merger, LTC will have sufficient capital resources to meet its needs and satisfy its obligations through the date of the Merger. LTC does not currently have sufficient cash to achieve all its development and production objectives.

RESULTS OF OPERATIONS

LTC had no revenues from commercial operations for the years ended December 31, 1999 and 1998. Engineering, research and development expenses were $1,385,000 for the year ended December 31, 1999 compared to $1,899,000 in 1998. The decrease of $514,000 was due primarily to decreased lab supplies and consulting expenses.

General and administrative expenses were $1,501,000 for the year ended December 31, 1999 compared to $1,770,000 in 1998. The decrease of $269,000 was due to decreased consulting expenses and amortization of debt issue costs.

Stock based compensation expense of $1,769,000 was recorded in 1999. Of this amount, $1,167,000 was related to a private placement offering of common stock of the Company and $602,000 was related to the decrease in price of all outstanding warrants to $0.15 per share.

Interest expense decreased to $7,000 (net of interest income of $21,000) for the year ended December 31, 1999 compared to $341,000 (net of interest income of $126,000) in 1998. The decrease in interest expense for the comparable periods is attributable to the conversion of the Company's convertible term notes into common stock.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of LTC beginning on page F-1 are filed as part of this Annual Report on Form 10-KSB and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information concerning the directors and executive officers of the Company as of the date of this report:

NAME                   AGE                POSITION
---------             -----              ----------
David J. Cade          62     Chairman of the Board and Chief Executive Officer
George R. Ferment      60     President, Chief Operating Officer and Chief
                              Technical Officer and Director
Stephen F. Hope        57     Director
Barry Huret            62     Director
Ralph D. Ketchum       73     Director
Arif Maskatia          50     Director
John McFeeley          54     Director
John D. McKey, Jr.     56     Director


David J. Cade was elected Chairmen and Chief Executive Officer of the Company on November 1, 1999. Mr. Cade previously served as President and Chief Operating Officer of the Company from May 1996 to November 1999. Mr. Cade served as the Company's Vice President of Marketing from August 1994 to May 1996 and was elected an officer in October 1994. Mr. Cade was elected a director of the Company in August 1997. Mr. Cade has over thirty years of experience in senior business development, marketing, sales and international strategic alliances in global telecommunications systems, electronics and information technologies. From February 1988 to October 1992, Mr. Cade was Senior Vice President of Marketing and Business Development for COMSAT Systems Division and from October 1992 until April 1994, Mr. Cade was Vice President of Sales and Marketing at Interdigital Communications Corporation, a Philadelphia company that manufacturers wireless telephone systems for customers worldwide. Previously, Mr. Cade held managerial positions with AT&T, Martin Marietta (now Lockheed Martin) and the Department of Defense. Mr. Cade holds an MBA from Syracuse University and an undergraduate degree from the University of Illinois.

George R. Ferment, Ph.D. was elected President and Chief Operating Officer of the Company on November 1, 1999. Dr. Ferment also serves as the Chief Technical Officer of the Company (since May 1996). Dr. Ferment previously served as Executive Vice President of Operations of the Company since May 1996. Dr. Ferment served as the Company's Vice President of Technology and Engineering from October 1994 to May 1996 and from March 1994 through October 1994, as Director of Technology Development. Dr. Ferment was elected a director of the Company in August, 1997. Dr. Ferment has over 25 years of technology experience in product and process development with extensive background in plastic and polymer science. His early experience was in research and development of fibers and polymers at Celanese Corporation. Dr. Ferment spent 14 years at GAF/Tarkett Corporation where he rose to the position of General Manager (October 1983 - May
1988). From October 1989 to October 1993, Dr. Ferment was Group Director of Campbell Soup Company where he had worldwide responsibility for the company's diverse packaging technology development programs. Dr. Ferment received his Master's Degree and Ph.D. in Chemical Engineering from the New Jersey Institute of Technology.

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

Arif Maskatia was elected a director of the Company, effective February 23, 1999. Mr. Maskatia has over 27 years of experience in the computer industry. He presently is Vice President of the Advanced Technology & Portable Development Group for Acer Advanced Labs in San Jose, California, responsible for development of new notebook computer platforms. Prior to joining Acer, he held senior technology development positions with Zenith Data Systems and Alcatel/ITT Information Systems. Mr. Maskatia holds Bachelors and Masters degrees in electrical engineering from Cornell University.

Dr. John McFeeley was elected a Director of the Company on December 21, 1998. Dr. McFeely is presently Manager of an Advanced Process Technology group at Arkwright, Inc., Fiskeville, Rhode Island, responsible for development of new chemical synthesis and web processing technologies. He had been with the Polaroid Corporation, Cambridge, Massachusetts from 1971 to 1999, where he served as a Senior Program Manager from 1989 - 1997 and became Distinguished Engineer in 1997. Dr. McFeeley holds a B.S., M.S. and Ph.D. in Chemical Engineering from the Polytechnic Institute of Brooklyn.

John D. McKey, Jr. was elected a director of the Company, effective September 8, 1995. He has, since September 1993, been a partner at the law firm of McCarthy, Summers, Bobko & McKey, P.A., and, from June 1986 to September 1993, was a partner at Kohn, Bobko, McKey & Higgins, P.A. Mr. McKey formerly served as a director of Publishing Company of North America and currently serves as a director of Consolidated Capital of North America, Inc.

William D. Walker, formerly the Treasurer and Chief Financial Officer of the Company, resigned from such position effective August 19, 1999. Mr. Walker continues to provide services to the Company as a part-time consultant.

Thomas R. Thomsen, formerly the Chairman and Chief Executive Officer of the Company, resigned from such positions effective October 31, 1999.

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

All Forms 3, 4 and 5 that were required to be filed during 1999 pursuant to the provisions of Section 16(a) of the Exchange Act have been filed. However, some of the Forms 3, 4 and/or 5 that were required to be filed by the following were not filed on a timely basis. David J. Cade (1), George R. Ferment (1), Gretchen Deming (1). (The number in parenthesis after each name represents the number of required forms that were not filed on a timely basis.)

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid by the Company during the three years ended on December 31, 1999 to (i) the Chief Executive Officer of the Company and (ii) all other executive officers of the Company, or any of its subsidiaries, who were serving in such capacity on December 31, 1999 and received total salary and bonus in excess of $100,000 during fiscal year 1999 (collectively, "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                   Long-Term
                                                                  Compensation
                                          Annual               Awards Securities
Name and Principal                     Compensation               Underlying
Position                        Year      Salary      Bonus    Options/Sars (#)
David J. Cade, Chairman of      1999   $156,667      $     0     165,000 (2)
   the Board and Chief          1998   $148,750      $     0     528,029 (3)
   Executive Officer (1)        1997   $140,000      $15,000     316,001 (4)

George R. Ferment,              1999   $146,667      $     0     165,000 (5)
   President, Chief Operating   1998   $138,750      $     0     528,029 (6)
   Officer and Chief            1997   $130,000      $15,000     316,000 (7)
   Technical Officer

Thomas R. Thomsen,              1999   $154,166 (8)  $     0           0
   Chairman of the Board of     1998   $185,000 (8)  $     0     310,000 (9)
   Directors and Chief          1997   $185,000 (8)  $     0     413,334 (10)
   Executive Officer through
   October 31, 1999

(1) Mr. Cade was appointed Chief Executive Officer of the Company on November 1, 1999.

(2) Mr. Cade was granted 165,000 stock options on September 27, 1999 at an exercise price of $0.26 per share.

(3) Mr. Cade was granted 528,029 stock options on December 18, 1998 at an exercise price of $0.28 per share.

(4) Mr. Cade was granted 133,333 stock options on July 24, 1996 at an exercise price of $1.33 and 55,981 stock options on December 11, 1996 at an exercise price of $0.78. These 189,314 stock options and 166, 667 stock options granted in 1994 and 1995 were cancelled on November 1, 1997 and replaced the same day with a grant of 355,981 stock options exercisable at $0.58 per share in connection with the repricing of employees' options. Mr. Cade was granted 316,001 stock options on December 2, 1997 at an exercise price of $1.00. The foregoing 671,982 options were repriced to $.26 on September 27, 1999 in connection with the repricing of employees' options under the 1994 Stock Plan.

(5) Dr. Ferment was granted 165,000 stock options on September 27, 1999 at an exercise price of $0.26 per share.

(6) Dr. Ferment was granted 528,029 stock options on December 18, 1998 at an exercise price of $0.28 per share.

(7) Dr. Ferment was granted 133,333 stock options on July 24, 1996 at an exercise price of $1.33 and 88,037 stock options on December 11, 1996 at an exercise price of $0.78. These 221,370 stock options and 166,668 stock options granted in 1994 and 1995 were cancelled on November 1, 1997 and replaced the same day with a grant of 388,038 stock options exercisable at $0.58 per share in connection with the repricing of employees' options. Dr. Ferment was granted 316,000 stock options on December 2, 1997 at an exercise price of $1.00. The foregoing 704,038 options were repriced to $.26 on September 27, 1999 in connection with the repricing of employees' options under the 1994 Stock Plan.

(8) Based on Mr. Thomsen's annual salary of $185,000 as provided for in his employment agreement dated May 5, 1996. Mr. Thomsen volunteered to defer his annual salary until October 1997 and again in October 1998. The Company has been accruing the full amount of his annual salary during this period. In 1997, the Board of Directors approved the issuance of 246,623 shares of the Company's common stock to Mr. Thomsen in satisfaction of $100,000 of accrued but unpaid salary. Effective November 1, 1999, Mr. Thomas R. Thomsen elected to step down as the Chairman and Chief Executive Officer of the Company. The Board of Directors approved the payment of the $366,000 in deferred salary owed to Mr. Thomsen through November 1, 1999 fifty percent in cash and fifty percent in Common Stock of LTC at $.2750 per share (the closing sale price on November 1, 1999). The Board also approved the acceleration of the vesting of the options owned by Mr. Thomsen as of November 1, 1999.

(9) Mr. Thomsen was granted 310,000 stock options on December 18, 1998 at an exercise price of $0.28 per share.

(10) Mr. Thomsen was granted 13,334 stock options on February 22, 1995 exercisable at $3.00 per share. These 13,334 stock options were cancelled on February 8, 1996 and replaced the same day with a grant of 13,334 stock options exercisable at $0.90 per share in connection with the repricing of directors' options. On May 9, 1996, Mr. Thomsen was granted 400,000 stock options exercisable at $2.5625 per share pursuant to Mr. Thomsen's employment agreement. These 400,000 stock options were cancelled on November 1, 1997 and replaced the same day with a grant of 400,000 stock options exercisable of $0.58 per share in connection with the repricing of employees' options. The foregoing 400,000 options were repriced to $.26 on September 27, 1999 in connection with the repricing of employees' options under the 1994 Stock Plan.

OPTION GRANTS IN FISCAL YEAR 1999


1994 STOCK INCENTIVE PLAN

In February 1994 the Board of Directors of the Company established the 1994 Stock Incentive Plan (the "1994 Stock Plan") to aid the Company in attracting, retaining and motivating officers and key employees, whether or not they are directors of the Company, and consultants and other advisors to the Company by providing them with incentives for making significant contributions to the growth and profitability of the Company. In February 1994, the number of shares available for issuance of awards granted under the 1994 Stock Plan was increased to 2,666,667 from 1,333,333. On December 2, 1997, the Board of Directors approved an increase of the number of shares available for issuance of awards granted under the 1994 Stock Plan to 5,333,334 subject to approval by the Company's shareholders. The 1994 Stock Plan terminates in February 2004. The 1994 Stock Plan is administered by a Committee of the Board, currently consisting of Ralph Ketchum.

The 1994 Stock Plan authorizes the Company to grant stock options, both incentive stock options (within the meaning of Section 422 of the Internal Revenue Code) and non-qualified stock options, SARs and awards payable in stock, restricted stock or cash. All of such awards may be granted singly, in combination or in tandem, or in substitution for awards granted previously under the 1994 Stock Plan or any other stock plan of the Company. In addition, the 1994 Stock Plan permits the Company to extend dividend equivalency rights to awards made thereunder. The payment or exercise of any awards, including stock options, under the 1994 Stock Plan may be conditioned on the satisfaction of various criteria, such as the achievement of specific business objectives, attainment of growth rates and other comparable measurements of the Company's performance. It is expected that, while some or all of the awards referred to above may be made from time to time, the Company will principally grant stock options pursuant to the 1994 Stock Plan. The aggregate number of shares of Common Stock which may be the subject of an award under the 1994 Stock Plan for any participant may not exceed 666,667 shares in any fiscal year. As of December 31, 1999, there were outstanding options with respect to 2,484,982 shares of Common Stock under the 1994 Stock Plan. As of February 2, 2000, all of such stock options were vested by the Company.

DIRECTORS STOCK OPTION PLAN

In August 1995, the Board of Directors adopted the Directors Stock Option Plan (the "Directors Plan") to aid the Company in attracting, retaining and motivating independent directors by providing them with incentives for making significant contributions to the growth and profitability of the Company. The Directors Plan is designed to accomplish this goal by the granting of stock options, thereby providing participants with a proprietary interest in the growth, profitability and success of the Company. The Directors Plan authorizes the granting of up to 333,333 options. The Directors Plan terminates in August 2005. The Directors Plan is administered by a committee of the Board, currently consisting of David Cade and Ralph Ketchum.

Directors of the Company who are not officers or employees of the Company or any subsidiary thereof ("Non-Employee Directors") are eligible to receive grants of stock options pursuant to the Directors Plan. Under the Directors Plan, non-qualified stock options to purchase shares of the Company's Common Stock shall be granted automatically to Non-Employee Directors at the times specified in the Directors Plan. Each Non-Employee Director receives an initial option to purchase 13,334 shares of the Common Stock on the date on which such director first becomes eligible to participate in the Directors Plan. Thereafter, as long as a Non-Employee Director remains eligible to participate in the Directors Plan, such director will receive on the date the Company consummates a joint venture agreement with an investment in the Company of at least $3,000,000, options to acquire up to an additional 20,000 shares. On December 2, 1997, options to purchase an additional 20,000 shares were awarded each to Messrs. Hope, Ketchum, Labush and McKey, Jr. recognizing consummation of the sale of $5.5 million of the Company's Senior Secured Convertible Notes. As of Delaware 31, 1999 there were options with respect to 205,004 shares of common stock outstanding under the Directors Plan. As of February 2, 2000, all of such options were vested by the Company.

1998 PLAN

In December, 1998 the Board of Directors of the Company established the 1998 Stock Incentive Plan (the "1998 Plan") to aid the Company in attracting, retaining and motivating officers and key employees, whether or not they are directors of the Company, and consultants and other advisors to the Company by providing them with incentives for making significant contributions to the growth and profitability of the Company. The 1998 Plan terminates in December 2008. The 1998 Stock Plan is administered by a Committee of the Board currently consisting of Ralph Ketchum.

The 1998 Stock Plan makes available a maximum of 3,000,000 shares of the Company's Common Stock for issuance for awards granted under the 1998 Plan. The 1998 Stock Plan authorizes the Company to grant stock options, both incentive stock options (within the meaning of Section 422 of the Internal Revenue Code) and non-qualified stock options, SARs and awards payable in stock, restricted stock or cash. All of such awards may be granted singly, in combination or in tandem, or in substitution for awards granted previously under the 1998 Stock Plan or any other stock plan of the Company. The payment or exercise of any awards, including stock options, under the 1994 Stock Plan may be conditioned on the satisfaction of various criteria, such as the achievement of specific business objectives, attainment of growth rates and other comparable measurements of the Company's performance. It is expected that, while some or all of the awards referred to above may be made from time to time, the Company will principally grant stock options pursuant to the 1998 Stock Plan. As of December 31, 1999, there were outstanding options with respect to 2,783,559 shares of Common Stock under the 1998 Plan. As of February 2, 2000 all of such options were vested by the Company.

The following table sets forth stock options granted to each of the Named Executive Officers during fiscal year 1999 to purchase shares of Common Stock.

                          Number of     % of Total
                         Securities      Options/
                         Underlying    Sars Granted    Exercise
                          Options/     to Employees    or Base
                            Sars         in Fiscal      Price       Expiration
         Name           Granted (#)      year (1)      ($/sh.)         Date
--------------------------------------------------------------------------------
David J. Cade (2)          165,000         17.44%       $0.26       9/27/09
George R. Ferment (3)      165,000         17.44%       $0.26       9/27/09
Thomas R. Thomsen                0           --           --           --

(1) The percentage of total options granted to each of the Named Executive Officers is based on a total of 946,293 options granted in 1999 (including 13,334 stock options issued to a director and 932,959 issued to employees).

(2) Mr. Cade was granted 165,000 stock options on September 27, 1999 at an exercise price of $0.26 (exercisable in equal amounts on September 27, 1999, 2000, and 2001).

(3) Dr. Ferment was granted 165,000 stock options on September 27, 1999 at an exercise price of $0.26 (exercisable in equal amounts on September 27, 1999, 2000, and 2001).

OPTIONS EXERCISED AND OPTIONS OUTSTANDING

The following table sets forth information with respect to (i) options exercised by each of the Named Executive Officers in fiscal year 1999 (none) and (ii) the number and value of in-the-money unexercised options held by each of the Named Executive Officers at the end of fiscal year 1999 (none). The value of in-the-money unexercised options held at December 31, 1999 is based on the closing "bid" price of $0.24 per share of Common Stock on December 31, 1999. All of the options held by Named Executive Officers had exercise prices in excess of $.24 as of December 31, 1999, accordingly there were no in-the-money unexercised options as of that date.

             AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 1999 AND
                       DECEMBER 31, 1999 OPTION/SAR VALUES

                                                  Number of
                                                 Securities           Value of
                                                 Underlying          Unexercised
                                                 Unexercised        in the Money
                                                Options/Sars        Options/Sars
                                                at Fy-end (#)      at Fy-end (#)
                      Shares
                    Acquired on      Value      Exercisable/        Exercisable/
       Name        Exercise (#)  Realized ($)   Unexercisable      Unexercisable
--------------------------------------------------------------------------------
David J. Cade             0             0      1,000,001/365,010        $0/0
George R. Ferment         0             0      1,032,057/365,010        $0/0
Thomas R. Thomsen         0             0             723,334/ 0        $0/0

STOCK OPTION REPRICING AND ACCELERATION OF VESTING

In September 1999, the Board of Directors approved the reduction of the exercise price of each option held by an employee (including executive officers) under the Company's 1994 Stock Plan to $0.26 per share, the market value of the common stock as of the date of the repricing. The Board of Directors determined such repricing to be appropriate in order to sustain the incentivization of all of its employees.

In connection with the 1999 repricing of the stock options under the 1994 Stock Plan, the Board concluded repricing was advisable and in the best interests of the Company in order to, among other things, provide incentive to management and employees. The Board based its conclusion, on several factors including the following: (i) all options that were repriced were exercisable at various strike prices that were greater than the current fair market value of the Company's common stock as of the repricing date; (ii) the Company is in a very competitive industry and must compete for personnel with several companies that have substantially greater financial and other resources than those of the Company; and (iii) the Company, in order to gain and maintain its competitive advantage, must attract, motivate and retain its key personnel in an effort to develop, refine, market and exploit its technology. Accordingly, the Company approved the reduction of the exercise price of the options to $.26 per share, the fair market value of the Company's common stock as of September 27, 1999. No change other than the change in exercise price was approved at that time.

In November 1999 a Special Committee of the Board considered and approved the reduction of the exercise price of all outstanding options to $0.22 and the implementation of a new 1999 Stock Plan, subject to the approval of the stockholders of the Company. At this point the Company believes that the repricing and 1999 Stock Plan are no longer necessary. As of December 31, 1999, the stock options outstanding under the 1994 Stock Plan and the 1998 Stock Plan had exercise prices ranging from $.26 to $.28 and stock options outstanding under the Directors Plan had exercise prices ranging from $.25 to $.90.

In February 2000, the Board approved the acceleration of the vesting of all outstanding stock options, on the condition that the optionee consents to a new termination date of the earlier of (i) the original option termination date and
(ii) the date preceding the Merger between the Company and PLL. This action was taken in connection with the Merger Agreement between the Company and PLL which contains a covenant that the Company will use its best efforts to cause all outstanding Company options to be exercised by the holders thereof prior to the Merger.

COMPENSATION OF DIRECTORS

Directors receive no cash compensation for serving on the Company's Board of Directors. Each Non-Employee Director receives an option to purchase 13,334 shares of Common Stock under the Company's Directors Stock Option Plan upon election to the Board.

Under the Directors Plan, non-qualified stock options to purchase shares of the Company's Common Stock are granted automatically to Non-Employee Directors at the times specified in the Directors Plan. Each Non-Employee Director receives an initial option to purchase 13,334 shares of the Common Stock on the date on which such director first becomes eligible to participate in the Directors Plan. Thereafter, as long as a Non-Employee Director remains eligible to participate in the Directors Plan, such director will receive on the date the Company consummates a joint venture agreement with an investment in the Company of at least $3,000,000, options to acquire up to an additional 20,000 shares.

EMPLOYMENT AGREEMENTS AND CERTAIN EMPLOYEE MATTERS

On May 9, 1996, the Company entered into a one-year employment agreement with Thomas R. Thomsen pursuant to which Mr. Thomsen was employed as the Company's Chief Executive Officer at an annual salary of $185,000. The agreement was extended through May 8, 1998 and in June 1998, the Company extended his employment agreement, as of May 1, 1998, through December 31, 1998. Mr. Thomsen voluntarily elected to defer his compensation in the best interests of the Company until October 1997. In 1997, the Board of Directors approved the issuance of 246,623 shares of the Company's Common Stock to Mr. Thomsen in satisfaction of $100,000 of accrued but unpaid salary. Mr. Thomsen's employment agreement also provided for the issuance of a ten (10) year non-qualified option to purchase 400,000 shares of the Company's common stock at an exercise price of $2.5625 per share. In June 1997, the Board of Directors approved the exchange of options held by each employee (including executive officers) under the Company's Stock Plan for new options with an exercise price of $0.58 per share. The new options became exercisable on November 1, 1997. On September 27, 1999, the Board approved the reduction of the exercise price of all 1994 options to $.26, which included 400,000 options held by Mr. Thomsen.

Effective November 1, 1999, Mr. Thomas R. Thomsen elected to step down as the Chairman and Chief Executive Officer of the Company. The Board of Directors approved the payment of the $366,000 in deferred salary owed to Mr. Thomsen through November 1, 1999 fifty percent in cash and fifty percent in Common Stock of LTC at $.2750 per share (the closing sale price on November 1, 1999). The Board also approved the acceleration of the vesting of all options owned by Mr. Thomsen as of November 1, 1999.

On July 24, 1996, the Company entered into a one-year employment agreement with David J. Cade pursuant to which Mr. Cade was employed as the Company's President and Chief Operating Officer at an annual salary of $140,000. In May 1997, this agreement was extended for one year on the same terms and conditions except that no new options were granted. In June, 1998, the Company extended this employment agreement for two years on the same terms and conditions except that no new options were granted, and Mr. Cade's salary was increased to $155,000 per year. Effective November 1, 1999, the Board of Directors elected Mr. Cade the Company's Chairman and Chief Executive Officer and Mr. Cade's salary was increased to $165,000 per year. In January 2000, the Board of Directors approved an extension of the employment agreement between the Company and Mr. Cade until the later of February 8, 2002 and one year after the closing date of the Merger.

Mr. Cade is eligible to receive a target bonus of up to 20% of his annual salary in the event certain specified milestones are achieved. Mr. Cade's employment agreement also provides for the issuance of a ten (10) year incentive option to purchase 133,333 shares of the Company's common stock at an exercise price of $1.33 per share. In June 1997, the Board of Directors approved the exchange of options held by each employee (including executive officers) under the Company's Stock Plan for new options with an exercise price of $0.58 per share. The new options became exercisable on November 1, 1997. In addition, Mr. Cade was granted 316,001 stock options on December 2, 1997 at an exercise price of $1.00, 528,029 options on December 18, 1998 at an exercise price of $.28 and 165,000 options on September 28, 1999 at an exercise price of $.26. On September 27, 1999, the Board approved the reduction of the exercise price of all 1994 options to $.26, which included 671,982 options held by Mr. Cade.

Mr. Cade's employment agreement provides for certain severance payment benefits in the event of a change in control (as defined in the employment extension agreement) combined with his employment termination resulting from his resignation or the Company's termination of his employment without cause. In connection with the execution of the Merger Agreement between the Company and PLL, Mr. Cade entered into an agreement with PLL and the Company agreeing to a modification of the change-in-control and severance provisions of his employment agreement and agreeing to a termination of the employment agreement with the Company effective at the time of the Merger closing.

On July 24, 1996, the Company entered into a one-year employment agreement with George R. Ferment pursuant to which Mr. Ferment was employed as the Company's Executive Vice President of Operations and Chief Technical Officer at an annual salary of $130,000. In May 1997, this agreement was extended for one year on the same terms and conditions except that no new options were granted. In June, 1998, the Company extended this employment agreement for two years on the same terms and conditions except that no new options were granted and Dr. Ferment's salary was increased to $145,000 per year. Effective November 1, 1999, the Board of Directors elected Dr. Ferment the Company's President and Chief Operating Officer and Dr. Ferment's salary was increased to $155,000 per year. In January 2000, the Board of Directors of LTC approved an extension of the employment agreement between the Company and Dr. Ferment until the later of February 8, 2002 and one year after the closing date of the Merger.

Dr. Ferment is eligible to receive a target bonus of up to 20% of his annual salary in the event certain specified milestones are achieved. Dr. Ferment's employment agreement also provides for the issuance of a ten (10) year incentive option to purchase 133,333 shares of the Company's common stock at an exercise price of $1.33 per share. In June 1997, the Board of Directors approved the exchange of options held by each employee (including executive officers) under the Company's Stock Plan for new options. The new options provide for an exercise price of $0.58 per share and became exercisable on November 1, 1997. In addition, Dr. Ferment was granted 316,000 stock options on December 2, 1997 at an exercise price of $1.00, 528,029 options on December 18, 1998 at an exercise price of $.28 and 165,000 options on September 26, 1999 at $.26. On September 27, 1999, the Board approved the reduction of the exercise price of all 1994 options to $.26, which included 704,038 options held by Dr. Ferment.

Dr. Ferment's employment agreement provides for certain severance payment benefits in the event of a change in control (as defined in the employment extension agreement) combined with his employment termination resulting from his resignation or the Company's termination of his employment without cause. In connection with the execution of the Merger Agreement between the Company and PLL, Dr. Ferment entered into an agreement with PLL and the Company agreeing to a modification of the change-in-control and severance provisions of his employment agreement and agreeing to a termination of the employment agreement with the Company effective at the time of the Merger closing.

In 1999 and 1998, the Company paid $53,218 and $73,781, respectively to William D. Walker for services rendered to the Company. Mr. Walker served as Treasurer and Chief Financial Officer of the Company until August 1999 and continues to provide services as a consultant. Mr. Walker did not receive a salary from the Company. On October 28, 1999 the Board also approved the acceleration of the vesting of the options owned by Mr. Walker in consideration of consulting services to be provided to the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 1, 2000 with respect to the equity securities of the Company known by the Company to be beneficially owned by each beneficial owner of more than five percent of the Company's Common Stock, by each current director and Named Executive Officer (as defined in applicable SEC regulations), and by all current directors and executive officers as a group.

                                                        Number of Shares
  Name and Address of Beneficial Owner(1)             Beneficially Owned(2)     Percent of Class(2)
--------------------------------------------          ---------------------     -------------------
David J. Cade                                               836,982 (3)               1.65%
George R. Ferment                                           931,567 (3)               1.83%
Stephen F. Hope                                           1,289,607 (4)               2.52%
Ralph D. Ketchum                                            692,438 (5)               1.36%
John D. McKey, Jr.                                          127,535 (6)                 *
Barry Huret                                                  13,334 (3)                 *
Arif Maskatia                                                13,334 (3)                 *
John J. McFeeley                                             13,334 (3)                 *
Thomas R. Thomsen                                           823,334 (7)               1.62%
All Directors and Officers as a Group (8 persons)         3,918,131 (8)               7.54%

*      Less than 1%.

(1) The address of each beneficial owner is c/o Lithium Technology Corporation, 5115 Campus Drive, Plymouth Meeting, PA 19462.

(2) Includes shares of Common Stock underlying outstanding warrants, options and convertible securities which are exercisable by the beneficial owner with respect to whom the calculation is made, that may be acquired within 60 days after March 1, 2000 upon the exercise or conversion of warrants, options or convertible securities.

(3)      Consists of options to acquire shares of Common Stock.

(4) Includes options to acquire 35,000 shares of common stock. Includes 90,328 shares of Common Stock held by Hazel Hope, the Executrix of the Estate of Henry Hope.

(5) Includes options to acquire 58,334 shares of Common Stock and 7,999 shares held by Mr. Ketchum's spouse.

(6)      Includes options to acquire 58,334 shares of Common Stock.

(7) Includes options to acquire 723,334 shares of common stock. Mr. Thomsen resigned as Chairman and Chief Executive Officer of the Company as of November 1, 1999.

(8)      Includes options to acquire 1,960,219 shares of common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 22, 1997, the Company entered into a Senior Secured Convertible Note Purchase Agreement (the "1997 Note Purchase Agreement") with Lithium Link LLC ("Lithium Link") for the sale of $5.5 million of the Company's Senior Secured Convertible Notes (the "1997 Notes"). The 1997 Notes were convertible into the Company's Common Stock at a conversion price of $.28 per share. In January 1999, the Notes were converted into 19,642,857 shares of the Company's Common Stock and 562,647 shares of the Company's Common Stock were issued to pay accrued interest to the conversion date (together the "Interlink Shares"). In February 1999, Lithium Link authorized the distribution of the Interlink Shares to its members. Mr. Ketchum, a director of the Company and his wife were members of Lithium Link and received a total of 383,660 shares of Company Common Stock from Lithium Link in the distribution.

The Company believes that the transactions described above were fair to the Company and were as favorable to the Company as those which it might have obtained from non-affiliated third parties, given the circumstances under which such transactions were proposed and effectuated.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed as part of this Report or incorporated herein by reference:


         2.1 Agreement and Plan of Merger dated January 19, 2000 between Pacific Lithium Limited ("PLL") and the Company (Schedules omitted).(1)

         2.2 Amendment Agreement No. 1 dated March 31, 2000 between PLL and the Company.+

         3.1      Certificate of Incorporation.(2)

         3.2      By-Laws, as amended.(2)

         4.1      Specimen Common Stock Certificate.(2)

         10.1     1994 Stock Incentive Plan, as amended.(3)

         10.2     Directors Stock Option Plan.(3)

         10.3 Employment Agreement, dated July 24, 1996, between David Cade and the Company.(4)

         10.4 Employment Agreement, dated July 24, 1996, between George Ferment and the Company.(4)

         10.5 Technology Development Agreement, dated March 29, 1996, between Mitsubishi Materials Corporation, Mitsui & Co., Ltd. and the Company.(5)

         10.6 Stock Purchase Agreement, dated March 29, 1996, between Mitsubishi Materials Corporation, Mitsui & Co., Ltd. and the Company.(5) (without exhibits)

         10.7 Form of Stock Option Agreement relating to the Company's 1994 Stock Incentive Plan, as amended.(5)

         10.8 Form of Stock Option Agreement relating to the Company's Directors Stock Option Plan.(5)

         10.9 Lease Agreement, dated July 22, 1994, between PMP Whitemarsh Associates and the Company and Addendum thereto dated July 22, 1994.(5)

         10.10 Consulting Agreement, dated January 18, 1995, between Mitsubishi Trust and Banking Corporation and the Company.(5)

         10.11 Warrant to Purchase Common Stock issued to Robert Pfeffer dated June 20, 1996.(5)

         10.12 Agreement of Settlement and Release, dated June 20, 1996, by and between Matthew Stuart Co., Inc., Robert Pfeffer and the Company.(6)

         10.13 Employment Agreement, dated May 9, 1996, between Thomas R. Thomsen and the Company.(6)

         10.14 Stock Option Agreement, dated May 9, 1996, between Thomas R. Thomsen and the Company.(6)

         10.15 Warrant to Purchase Common Stock issued to Group III Capital, Inc. dated May 9, 1996.(6)

         10.16 Warrant to Purchase Common Stock issued to Nanele Services, Inc., dated May 9, 1996.(6)

         10.17 Stock Option Agreement, dated July 24, 1996, between David Cade and the Company.(4)

         10.18 Stock Option Agreement, dated July 24, 1996, between George Ferment and the Company.(4)

         10.19 Form of Restricted Stock Agreement relating to the Company's 1994 Stock Incentive Plan.(6)

         10.20 Form of Warrant Agreement dated October 23, 1996 between the Company and the Placement Agent.(7)

         10.21 Form of Registration Rights Agreement dated October 23, 1996 between the Company and the Placement Agent.(7)

         10.22 Letter Agreement dated February 5, 1997 between the Company and Chase Manhattan Bank.(8)

         10.23 Form of Senior Secured Convertible Note Purchase Agreement dated September 22, 1997, between the Company and Lithium Link LLC.(9)

         10.24 Form of Convertible Promissory Note dated September 22, 1997 issued by the Company.(9)

         10.25 Form of Common Stock Warrant dated September 22, 1997 issued by the Company in favor of Interlink Management
                  Corporation.(9)

         10.26 Employment Agreement Extension, dated June 1, 1998, between David Cade and the Company.(10)

         10.27 Employment Agreement Extension, dated June 1, 1998, between George Ferment and the Company.(10)

         10.28    1998 Stock Incentive Plan.(10)

         10.29 Form of Stock Option Agreements relating to the Company's 1998 Stock Incentive Plan.(10)

         10.30 Form of Stock Purchase Agreement relating to the sale of 4,500,000 shares of Company common stock.+

         10.31 Bridge Loan Financing Agreement dated as of November 29, 1999 between LTC and PLL.(1)

         10.32 Convertible Secured Promissory Note dated as of November 29, 1999 issued by LTC to PLL in the principal amount of $125,000.(1)

         10.33 Convertible Promissory Note dated January 19, 2000 issued by LTC to PLL in the amount of $975,000.(1)

         10.34    Form of Operating Convertible Promissory Note.(1)

         10.35 Security Agreement dated as of November 29, 1999 between LTC and PLL.(1)

         10.36 Warrant to purchase 7,500,000 shares of LTC Common Stock dated as of January 19, 2000.(1)

         10.37 License and Option Agreement effective as of October 1, 1999 between LTC and PLL.(1)

         10.38 Form of Security Agreement and Assignment of Lease between LTC and PLL.(1)

         10.39 Agreement between David Cade, PLL and LTC dated January 19, 2000.(1)

         10.40 Agreement between George Ferment, PLL and LTC dated January 19, 2000.(1)

         10.41 Employment Agreement Extension dated January 4, 2000 between LTC and David Cade.(1)

         10.42 Employment Agreement Extension dated January 4, 2000 between LTC and George Ferment.(1)

         10.43 Lease Extension, dated February 3, 2000 between PMP Whitemarsh Associates and the Company.+

         21.1     List of Subsidiaries.(11)

         27.1     Financial Data Schedule+

         (1) Incorporated herein by reference to the Company's Report on Form 8-K, dated January 19, 2000.

         (2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.

         (3) Incorporated herein by reference to the exhibits contained in the Company's Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, dated January 19, 1996.

         (4) Incorporated herein by reference to the Company's Quarterly Report on Form 10- QSB for the quarter ended June 30, 1996.

         (5) Incorporated herein by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1995.

         (6) Incorporated herein by reference to the Company's Registration Statement on Form SB-2, File No. 333-08143, which was filed with the Securities and Exchange Commission on July 15, 1996.

         (7) Incorporated herein by reference to the Company's Report on Form 8-K, dated October 25, 1996.

         (8) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1996.

         (9) Incorporated herein by reference to the Company's Report on Form 8-K, dated September 22, 1997.

         (10) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1998.

         (11) Incorporated herein by reference to the Company's Post-Effective Amendment No. 9 to the Registration Statement on Form SB-2, File No. 33-9323, which was filed with the Securities and Exchange Commission on January 6, 1995.

         +        Exhibit filed herewith in this Report.

         (b) Form 8-K Reports. Reports on Form 8-K during the quarter ended December 31, 1999: The Company filed a report on Form 8-K on October 8, 1999 to report on the announcement of the execution of a memorandum of agreement with Pacific Lithium Limited.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                                DECEMBER 31, 1999

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE


Independent Auditors' Reports.........................................      F-2

Consolidated Balance Sheet at December 31, 1999.......................      F-4

Consolidated Statements of Operations for the Years Ended
December 31, 1999 and 1998 and the Period from July 21, 1989
(Date of Inception) to December 31, 1999..............................      F-5

Consolidated Statements of Changes in Stockholders' Equity
(Deficiency) for the Period from July 21, 1989 (Date of
Inception) to December 31, 1999.......................................      F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1999 and 1998 and the period from July 21, 1989
(Date of Inception) to December 31, 1999..............................     F-14

Notes to Consolidated Financial Statements............................     F-17

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Lithium Technology Corporation and Subsidiary (Development Stage Companies)

We have audited the accompanying consolidated balance sheet of Lithium Technology Corporation and subsidiary (development stage companies) as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 1999, and for the period from July 21, 1989 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements for the period July 21, 1989 (date of inception) through December 31, 1996, were audited by other auditors whose report, dated January 27, 1997, expressed an unqualified opinion on those statements and included explanatory paragraphs that described the uncertainty concerning the Company's ability to continue as a going concern. The financial statements for the period July 21, 1989 (date of inception) through December 31, 1996 reflect a cumulative net loss of $18,877,000, of the total net loss of $40,895,000 for the period July 21, 1989 (date of inception) through December 31, 1996. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such consolidated financial statements present fairly in all material respects, the financial position of Lithium Technology Corporation and subsidiary (development stage companies) as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, and for the period from July 21, 1989 (date of inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing and marketing lithium-polymer rechargeable batteries. As discussed in Note 3 to the financial statements, the Company's operating losses since inception and lack of adequate financing to fund its operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ DELOITTE & TOUCHE, LLP
Philadelphia, PA

February 11, 2000

(March 31, 2000 as to Note 10)

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

/s/ WISS & COMPANY, LLP

Woodbridge, New Jersey
January 22, 1997

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1999



CURRENT ASSETS:

     Cash and cash equivalent                                     $     38,000
     Accounts receivable                                                21,000
     Other current assets                                               18,000
                                                                  ------------

                    Total Current Assets                                77,000
                                                                  ------------


PROPERTY AND EQUIPMENT, LESS ACCUMULATED
      DEPRECIATION OF $1,024,000                                       430,000

Security and equipment deposits                                         21,000
                                                                  ------------

                    Total assets                                  $    528,000
                                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIENCY)

CURRENT LIABILITIES:
     Accounts payable                                             $    164,000
     Accrued salaries                                                  366,000
     Other accrued expenses                                            100,000
                                                                  ------------

                    Total current liabilities                          630,000
                                                                  ------------

LONG-TERM LIABILITIES
     Convertible Promissory Notes                                      818,000
                                                                  ------------

                    Total liabilities                                1,448,000
                                                                  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
     Common stock, par value $.01 per share
                    Authorized - 50,000,000 shares
                    Issued and outstanding 48,280,749 shares           483,000
     Additional  paid-in capital                                    46,357,000
     Accumulated deficit                                            (6,865,000)
     Deficit accumulated during development stage                  (40,895,000)
                                                                  ------------

                    Total stockholders' equity (deficiency)           (920,000)
                                                                  ------------
                    Total liabilities and stockholders'
                      equity (deficiency)                         $    528,000
                                                                  ============


          See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
               AND PERIOD FROM JULY 21, 1989 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1999

                                                                    Year Ended                       Period From
                                                                   December 31,                     July 21, 1989
                                                       -----------------------------------     (Date of Inception) to
                                                           1999                   1998            December 31, 1999
                                                       ------------           ------------     ----------------------
REVENUES:
     Development contracts                             $     69,000                 99,000           $    168,000
                                                       ------------           ------------           ------------

COSTS AND EXPENSES:
     Engineering, research and development                1,385,000              1,899,000              8,396,000
     General and administrative                           1,501,000              1,770,000             11,884,000
     Stock based compensation expense                     1,769,000                   --                1,769,000
                                                       ------------           ------------           ------------
                                                          4,655,000              3,669,000             22,049,000
                                                                                                     ------------

OTHER INCOME (EXPENSES):
     Interest expense, net of interest income                (7,000)              (341,000)            (1,823,000)
     Interest expense related to beneficial
        conversion feature                                     --                     --              (17,841,000)
     Other non-operating income - Note 8                       --                  650,000                650,000
                                                       ------------           ------------           ------------
                                                             (7,000)               309,000            (19,014,000)

NET LOSS                                               ($ 4,593,000)          ($ 3,261,000)          ($40,895,000)
                                                       ============           ============           ============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING:                          44,354,000             21,697,000

BASIC AND DILUTED NET LOSS PER SHARE:                  $       (.10)          $       (.15)
                                                       ============           ============

          See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (DEFICIENCY)
                 PERIOD FROM JULY 21, 1989 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1999

                                                     Series A                       Series B                      Series C
                                                  Preferred Stock         Convertible Preferred Stock   Convertible Preferred Stock
                                             -------------------------    ---------------------------   ---------------------------
                                               Shares         Amount       Shares             Amount     Shares             Amount
                                             ----------     ----------    --------           --------   --------           --------
BALANCES AT JULY 21, 1989
PERIOD ENDED OCTOBER 31, 1989:
   Net assets received in reverse
         acquisition                               --             --
   Change in par value                             --             --
   Exchange for debt owed to officer             23,000      2,300,000       --                 --         --                 --
   Shares sold to financial consultant
        in conjunction with financing              --             --         --                 --         --                 --
   Expenses paid by principal shareholder
        on behalf of Lithium Corporation           --             --         --                 --         --                 --
   Net income (loss) for the year
                                             ----------     ----------    --------           --------   --------           --------

BALANCES AT OCTOBER 31, 1989                     23,000      2,300,000       --                 --         --                 --

YEAR ENDED OCTOBER 31, 1990
   Issuance of  Class B common stock for
        cash to Investors                          --             --         --                 --         --                 --
   Exercise of  Class B common stock
        warrants, net of offering costs            --             --         --                 --         --                 --

NET INCOME (LOSS) FOR THE YEAR                     --             --         --                 --         --                 --
                                             ----------     ----------
BALANCE AT OCTOBER 31, 1990                      23,000     $2,300,000       --                 --         --                 --

YEAR ENDED OCTOBER 31, 1991:
   Conversion of debt due stockholder            10,000      1,000,000       --                 --         --                 --
   Exercise of  Class B common stock
        warrants, net of offering costs
        of $520,000                                --             --         --                 --         --                 --
   Fair value of warrants issued in
        connection with financial
        consulting services                        --             --         --                 --         --                 --
   Net loss                                        --             --         --                 --         --                 --
                                             ----------     ----------
BALANCES AT OCTOBER 31, 1991                     33,000      3,300,000       --                 --         --                 --

YEAR ENDED OCTOBER 31, 1992:
   Issuance of common stock to certain
        employees for services  rendered           --             --         --                 --         --                 --
   Net loss                                        --             --         --                 --         --                 --
                                             ----------     ----------
BALANCES AT OCTOBER 31, 1992                     33,000      3,300,000       --                 --         --                 --

YEAR ENDED OCTOBER 31, 1993:
   Net loss                                        --             --         --                 --         --                 --

BALANCES AT OCTOBER 31, 1993                     33,000     $3,300,000       --                 --         --                 --
                                             ==========     ==========

          See accompanying notes to consolidated financial statements.

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                            Class A              Class B                       Additional                  During
                                         Common Stock         Common Stock      Common Stock    Paid-in    Accumulated   Development
                                       Shares      Amount    Shares    Amount  Shares  Amount   Capital      Deficit        Stage
                                       ------      ------    ------    ------  ------  ------   -------      -------        -----
BALANCES AT JULY 21, 1989             2,333,000     1,000         --       --                         --    (6,465,000)          --

PERIOD YEAR ENDED OCTOBER 31, 1989:
Net assets received in reverses
    acquisition (Note 1)                     --        --    210,000    1,000                     36,000            --
Change in par value
Exchange for debt owed to officer            --     6,000         --                              (6,000)
Shares sold to financial consultant
    in conjunction with financing            --        --    697,000    1,000                      7,000            --
Expenses paid by principal
    shareholder on behalf of
    Lithium Corporation                      --        --         --       --                     79,000            --
Net income (loss) for the year               --        --         --       --                         --       844,000     (502,000)
                                     ----------    ------  ---------   ------                   --------   -----------   ----------

BALANCES AT OCTOBER 31, 1989          2,333,000     7,000    907,000    2,000                    116,000    (5,621,000)    (502,000)

YEAR ENDED OCTOBER 31, 1990
  Issuance of Class B common stock
    for cash to Investors                    --        --     57,000       --                     50,000            --           --

Exercise of Class B common stock
    warrants, net of offering costs          --        --     15,000       --                         --            --           --

NET INCOME (LOSS) FOR THE YEAR               --        --         --       --                         --       569,000     (498,000)
                                     ----------    ------  ---------   ------                   --------   -----------   ----------


BALANCE AT OCTOBER 31, 1990           2,333,000    $7,000    979,000   $2,000                   $166,000   $(5,052,000)  (1,000,000)

YEAR ENDED OCTOBER 31, 1991:
Conversion of debt due stockholder           --        --         --       --                         --            --           --
Exercise of Class B common stock
    warrants, net of offering costs
    of $520,000                              --        --    145,000       --                    121,000            --           --
Fair value of warrants issued in
    connection with financial
    consulting services                      --        --         --       --                     30,000            --           --

    Net loss                                 --        --         --       --                         --       (84,000)    (560,000)
                                     ----------    ------  ---------   ------                   --------   -----------   ----------

BALANCES AT OCTOBER 31, 1991          2,333,000     7,000  1,124,000    2,000                    317,000    (5,136,000)  (1,560,000)


          See accompanying notes to consolidated financial statements.

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                            Class A              Class B                       Additional                  During
                                         Common Stock         Common Stock      Common Stock    Paid-in    Accumulated   Development
                                       Shares      Amount    Shares    Amount  Shares  Amount   Capital      Deficit        Stage
                                       ------      ------    ------    ------  ------  ------   -------      -------        -----
YEAR ENDED OCTOBER 31, 1992:
  Issuance of common stock to
    certain employees for services
    rendered                                 --        --     96,000       --                    106,000
    Net loss                                 --        --         --       --                         --       (23,000)    (175,000)
                                     ----------    ------  ---------   ------                   --------

BALANCES AT OCTOBER 31, 1992          2,333,000     7,000  1,220,000    2,000                    423,000    (5,159,000)  (1,735,000)

YEAR ENDED OCTOBER 31, 1993:
  Net loss                                   --        --         --       --                         --    (1,706,000)     (66,000)
                                     ----------    ------  ---------   ------                   --------   -----------   ----------

BALANCES AT OCTOBER 31, 1993          2,333,000    $7,000  1,220,000   $2,000                   $423,000   $(6,865,000)  (1,801,000)
                                     ==========    ======  =========   ======                   ========   ===========   ==========


                                                       Series A                     Series B                       Series C
                                                   Preferred Stock         Convertible Preferred Stock   Convertible Preferred Stock
                                                   ---------------         ---------------------------   ---------------------------
                                              Shares            Amount          Shares     Amount              Shares     Amount
                                              ------            ------          ------     ------              ------     ------
BALANCES AT OCTOBER 31, 1993                  33,000           3,300,000            --         --                  --         --

TWO MONTHS ENDED
DECEMBER 31, 1993:
   Contribution to capital of Industries
       accumulated losses in excess of
      Company's investment                        --                  --            --         --                  --         --
   Conversion of preferred stock to
       common stock                          (33,000)         (3,300,000)           --         --                  --         --
   Fair value of option issued in exchange
       for certain legal services                 --                  --            --         --                  --         --
     Net loss                                     --                  --            --         --                  --         --
                                             -------          ----------        ------     ------              ------     ------
BALANCE AT DECEMBER 31, 1993                      --                  --            --         --                  --         --

YEAR ENDED DECEMBER 31, 1994:
   Change in par value of Class B
       common stock to $.0001                     --                  --            --         --                  --         --
   Issuance of common stock:
       For services relating to warrants
         exercised in 1995                        --                  --            --         --                  --         --
       Upon cancellation of indebtedness          --                  --            --         --                  --         --
       In exchange for advances repayable
         only out of proceeds of public
         offering                                 --                  --            --         --                  --         --
       Upon exercise of option                    --                  --            --         --                  --         --
       For cash, less related costs of
         $152,000                                 --                  --            --         --                  --         --

          See accompanying notes to consolidated financial statements.

                                                       Series A                     Series B                       Series C
                                                   Preferred Stock         Convertible Preferred Stock   Convertible Preferred Stock
                                                   ---------------         ---------------------------   ---------------------------
                                              Shares            Amount          Shares     Amount              Shares     Amount
                                              ------            ------          ------     ------              ------     ------
       Upon conversion of $162,000 of 7%
         convertible promissory notes and
         accrued interest thereon                 --                  --            --         --                  --         --
       Upon exercise of option to acquire
         laboratory equipment and
         forgiveness of related accrued
         rent                                     --                  --            --         --                  --         --
       Upon conversion of preferred stock         --                  --          (815)        --                  --         --
   Issuance of convertible preferred stock
       in exchange for convertible
       promissory notes                           --                  --        14,151         --                  --         --
   For cash                                       --                  --            --         --              10,000         --
   Issuance of 7% convertible promissory
       notes                                      --                  --            --         --                  --         --
   Net loss                                       --                  --            --         --                  --         --
                                             -------          ----------        ------     ------              ------     ------

BALANCES AT DECEMBER 31, 1994                     --                  --        13,336         --              10,000         --
                                             -------          ----------        ------     ------              ------     ------


YEARS ENDED DECEMBER 31, 1995

YEAR ENDED DECEMBER 31, 1995
   Issuance of common stock
       Upon conversion of convertible
         preferred stock                                                        (6,394)        --                  --         --
       Upon conversion of 7% convertible
         promissory notes and accrued
         interest thereon                                                           --         --                  --         --

       Upon exercise of warrants                                                    --         --                  --         --
       Recapitalization of common stock                                             --         --                  --         --
       Issuance of 12% convertible
         promissory notes                                                           --         --                  --         --
   Net loss                                                                         --         --                  --         --

BALANCES AT DECEMBER 31, 1995                                                    6,942     $   --              10,000     $   --
                                                                                ------     ------              ------     ------

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                            Class A              Class B                       Additional                  During
                                         Common Stock         Common Stock      Common Stock    Paid-in    Accumulated   Development
                                       Shares      Amount    Shares   Amount  Shares  Amount    Capital      Deficit        Stage
                                       ------      ------    ------   ------  ------  ------    -------      -------        -----
BALANCES AT OCTOBER 31, 1993          2,333,000     7,000  1,220,000   2,000                     423,000    (6,865,000)  (1,801,000)
TWO MONTHS ENDED DECEMBER 31, 1993:
  Contribution to capital of
    Industries accumulated losses
    in excess of Company's
    investment                               --        --         --      --                   3,659,000            --           --
Conversion of preferred stock to
    common stock                      1,000,000     3,000    667,000   1,000                   3,296,000            --            --


          See accompanying notes to consolidated financial statements.

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                            Class A              Class B                       Additional                  During
                                         Common Stock         Common Stock      Common Stock    Paid-in    Accumulated   Development
                                       Shares      Amount    Shares   Amount  Shares  Amount    Capital      Deficit        Stage
                                       ------      ------    ------   ------  ------  ------    -------      -------        -----
Fair value of option issued in
    exchange for certain legal
    services                                 --        --         --       --                      8,000            --           --
Net loss                                     --        --         --       --                         --            --      (67,000)
                                     ----------    ------  ---------   ------                  ---------   -----------

BALANCE AT DECEMBER 31, 1993:         3,333,000    10,000  1,887,000    3,000                  7,386,000    (6,865,000)  (1,868,000)

YEAR ENDED DECEMBER 31, 1994:
  Change in par value of Class B
    common stock to $.0001                   --        --         --    3,000                     (3,000)           --           --
  Issuance of common stock:
    For services relating to
      warrants exercised in 1995             --        --     22,000       --                     88,000            --           --
    Upon cancellation of
      Indebtedness                           --        --     78,000       --                    445,000            --           --
    In exchange for advances
      repayable only out of
      proceeds of public offering            --        --    133,000       --                    471,000            --           --
    Upon exercise of option                  --        --     17,000       --                      8,000            --           --
    For cash, less related costs of
      $152,000                               --        --    907,000    3,000                    933,000            --           --
    Upon conversion of $162,000 of
      7% convertible promissory
      notes and accrued interest
      thereon                                --        --     79,000       --                    165,000            --           --
    Upon exercise of option to
      acquire laboratory equipment
      and forgiveness of related
      accrued rent                           --        --     83,000    1,000                    271,000            --           --
    Upon conversion of preferred
      stock                                  --        --     43,000       --                         --            --           --
  Issuance of convertible preferred
    stock in exchange for
    convertible promissory notes             --        --         --       --                    356,000            --           --
   For cash                                  --        --         --       --                    100,000            --           --
   Issuance of 7% convertible
      promissory notes                       --        --         --       --                  1,643,000            --           --
  Net loss                                   --        --         --       --                         --            --   (3,776,000)




          See accompanying notes to consolidated financial statements.

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                 Class A                Class B                            Additional       Accumu-       During
                              Common Stock           Common Stock         Common Stock       Paid-in         lated        Develop-
                           Shares     Amount      Shares       Amount    Shares    Amount    Capital        Deficit     ment Stage
                           ------     ------      ------       ------    ------    ------  ----------       -------     -----------

BALANCES AT
DECEMBER 31, 1994         3,333,000    10,000    3,249,000     10,000                      11,863,000     (6,865,000)    (5,644,000)

YEARS ENDED
DECEMBER 31, 1995:
  Issuance of common
    stock
    Upon conversion of
      convertible pre-
      ferred stock             --        --        341,000      1,000                          (1,000)          --             --
    Upon conversion of
      7% convertible
      promissory notes
      and accrued in-
      terest thereon           --        --        500,000      1,000                       1,050,000           --             --
    Upon exercise of
      warrants                 --        --        120,000      1,000                         254,000           --             --
    Recapitalization of
      common stock       (3,333,000)  (10,000)  (4,210,000)   (13,000)  7,543,000  75,000     (52,000)          --
    Issuance of 12%
      convertible                                                --
      promissory notes         --        --           --         --                         6,377,000           --             --
Net loss                       --        --           --         --                              --             --       (8,849,000)
                          ---------  --------   ----------   --------   ---------  ------  ----------   ------------   ------------
BALANCES AT
DECEMBER 31, 1995              --    $   --           --     $   --     7,543,000  75,000  19,491,000   $ (6,865,000)  $(14,493,000)



          See accompanying notes to consolidated financial statements.

                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                                              Additional                             During
                                                    Common Stock                Paid-In         Accumulated       Development
                                               Shares          Amount           CAPITAL           DEFICIT            STAGES
                                               ------          ------         ----------        -----------       -----------
BALANCES AT DECEMBER 31, 1995                 7,543,000            75,000      $ 19,491,000      $ (6,865,000)     $(14,493,000)

YEAR ENDED DECEMBER 31, 1996
  Issuance of common stock:
  Upon conversion of convertible
   preferred stock                              454,000             4,000            (4,000)             --                --
  Upon conversion of 7% convertible
    promissory notes and accrued interest
   ($20,000) and related costs of $41,000       152,000             2,000           277,000              --                --
  Upon conversion of 12% convertible
     promissory notes and accrued interest
     thereon of $100,000 net of related
     costs of $218,000                        7,004,000            70,000         1,612,000              --                --
  For cash:
  From consortium, net of placement
   costs of $212,000                            632,000             7,000         2,181,000              --                --
  Upon exercise of stock options                193,000             2,000            95,000              --                --
  Other                                          38,000              --              19,000              --                --
  In payment of accrued salaries and
   accounts Payable                             434,000             4,000           260,000              --                --
  Upon exercise of warrants                     196,000             2,000            98,000              --                --
  In connection with costs  relating to
    the Issuance of 10% convertible notes       462,000             5,000           520,000              --                --
  Issuance of warrants for services
   rendered                                        --                --             175,000              --                --
  Issuance of warrants in settlement of
   litigation                                      --                --              68,000              --                --
 Net loss                                          --                --                --                --          (4,384,000)
                                             ----------      ------------      ------------      ------------      ------------
BALANCES AT DECEMBER 31, 1996                17,108,000      $    171,000      $ 24,792,000      $ (6,865,000)     $(18,877,000)
                                             ----------      ------------      ------------      ------------      ------------

YEAR ENDED DECEMBER 31, 1997:
  Issuance of common stock
  In connection with costs relating to the
   issuance of 10% convertible notes            493,000             5,000           575,000
  In connection with the sale of Escrowed
   Shares by the Convertible Note             2,669,000            27,000         2,219,000
   Purchasers
  Upon exercise of warrants                     100,000             1,000            13,000
  In payment of accrued salaries and
   accounts payable                             646,000             6,000           369,000
   Issuance of warrants for services
     rendered                                                                        88,000


              See accompanying consolidated financial statements.

                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                   Additional                           During
                                                        Common Stock                Paid-In        Accumulated       Development
                                                  Shares            Amount          CAPITAL          DEFICIT            STAGES
                                                  ------            ------         ----------      -----------       -----------
  In connection with the sale of the 8.5%
   Senior secured convertible notes                                                    400,000
   Issuance of the 8.5% senior secured
   convertible notes                                                                 9,821,000

 Net loss:                                                                                                           (14,164,000)
                                               ------------      ------------     ------------     -----------      ------------

BALANCES AT DECEMBER 31, 1997                    21,016,000           210,000       38,277,000      (6,865,000)      (33,041,000)

YEAR ENDED DECEMBER 31, 1998
  Issuance of common stock:
  In connection with settlement of
   litigation                                       125,000             1,000          124,000
  Upon exercise of stock options                     98,000             1,000           53,000
  For cash                                          143,000             2,000           98,000
  In lieu of interest:                            1,670,000            17,000          451,000
 Net loss:                                                                                                            (3,261,000)
                                               ------------      ------------     ------------     -----------      ------------
BALANCES AT DECEMBER 31, 1998                    23,052,000      $    231,000     $ 39,003,000     $(6,865,000)     $(36,302,000)
                                               ============      ============     ============     ===========      ============

YEAR ENDED DECEMBER 31, 1999:
  Issuance of common stock:
  In connection with conversion of
   senior secured convertible notes              20,206,000           202,000        4,968,000
  In connection with services rendered              523,000             5,000          211,000
  In connection with repricing of warrants             --                --            602,000     ==                         ==
  In connection with private placement            4,500,000            45,000        1,573,000

 Net loss:                                                                                                            (4,593,000)
                                               ------------      ------------     ------------     -----------      ------------
BALANCES AT DECEMBER 31, 1999                    48,281,000           483,000       46,357,000      (6,865,000)      (40,895,000)
                                               ============      ============     ============     ===========      ============




                     See accompanying financial statements.

                        LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
               AND PERIOD FROM JULY 21, 1998 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1999

                                                                  Year Ended
                                                                  December 31,                         Period From
                                                                                                      July 21, 1989
                                                                                                   (Date of Inception
                                                        1999                    1998                 Dec. 31, 1999)
                                                    ------------             ------------             ------------
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                                            $ (4,593,000)            $ (3,261,000)            $(40,895,000)
  Adjustments to reconcile net loss to
  net cash flows from operating
  activities:
     Interest expense relating to the
        beneficial conversion feature of
        the Senior Secured Convertible
        Note                                                --                       --                 17,841,000
     Depreciation                                        227,000                  232,000                1,026,000
     Amortization of debt issue costs                      8,000                  142,000                1,070,000
     Common stock issued at prices
        below fair market value                        1,167,000                     --                  1,167,000
     Repricing of outstanding warrants                   602,000                     --                    602,000
     Reduction of accrued expenses                          --                   (270,000)                (270,000)
     Common stock issued in lieu of
        interest                                         159,000                  468,000                1,915,000
     Fair value of warrants and option
        granted for services rendered                       --                       --                    209,000
     Common stock issued for services
        provided                                          67,000                     --                    273,000
     Common stock issued upon
        settlement of litigation                            --                    125,000                  125,000
    Expenses paid by shareholder on
       behalf of Company                                    --                       --                     79,000
  Changes in operating assets and
  liabilities:
     Accounts receivable                                  56,000                  (77,000)                 (21,000)
     Other current assets                                 (1,000)                  (2,000)                  (2,000)
     Security and equipment deposits                      74,000                  (46,000)                 (21,000)
     Accounts payable, accrued expenses
        and customer deposits                            125,000                   45,000                2,147,000
     Due to related parties                                 --                       --                   (118,000)
                                                    ------------             ------------             ------------

           Net cash used in operating
           activities                                 (2,109,000)              (2,644,000)             (14,873,000)
                                                    ------------             ------------             ------------

CASH FLOWS FROM INVESTING
ACTIVITIES
  Purchase of property and equipment                    (194,000)                (273,000)              (1,206,000)
    Other                                                   --                       --                     94,000
                                                    ------------             ------------             ------------

         Net cash provided by (used in)
           investing activities                         (194,000)                (273,000)              (1,112,000)
                                                    ------------             ------------             ------------

          See accompanying notes to consolidated financial statements.

CASH FLOW FROM FINANCING
ACTIVITIES:
  Proceeds received from Convertible
   Promissory Notes                                         818,000                     --                   818,000


  Net advance repayable only out of
     proceeds of public offering                               --                       --                   471,000
  Proceeds received upon issuance of
     common stock                                           450,000                  100,000               3,789,000
  Proceeds received from issuance of
     preferred stock, net of related Costs                     --                       --                   100,000
  Proceeds received upon exercise of
     options and warrants, net of Costs                        --                     54,000                 637,000
  Net advances by former principal
      Stockholder                                              --                       --                   321,000
   Proceeds from sale of convertible debt                      --                  3,330,000              10,874,000
   Debt issue costs                                            --                       --                  (887,000)
   Repayment of convertible debt                               --                       --                  (100,000)
                                                       ------------             ------------            ------------

           Net cash provided by financing
           activities                                     1,268,000                3,484,000              16,023,000
                                                       ------------             ------------            ------------

NET CHANGE IN CASH AND CASH
EQUIVALENTS                                              (1,035,000)                 567,000                  38,000
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                       1,073,000                  506,000                    --

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                          $     38,000             $  1,073,000            $     38,000
                                                       ============             ============            ============

SUPPLEMENTAL CASH FLOW
INFORMATION
  Contribution to capital by former
     principal stockholder                                     --                       --              $  3,659,000
  Related party debt exchanged for
    convertible debt                                           --                       --              $    321,000
  Exchange of indebtedness to former
    principal stockholder for common
    stock                                                      --                       --              $    445,000
  Issuance of common stock for
    services and accrued salaries                      $    149,000                     --              $    501,000
  Exchange of equipment and accrued
    rent for common stock                                      --                       --              $    271,000
  Subordinated notes and related accrued
    interest exchanged for Series A
    preferred stock                                            --                       --              $  3,300,000


  Exchange of convertible debt for
     convertible preferred stock                               --                       --              $    356,000

          See accompanying notes to consolidated financial statements.

                                                                  Year Ended
                                                                  December 31,
  Conversion of convertible debt and
     accrued interest into common stock,
     net of unamortized debt discount                  $  5,171,000                     --              $  9,947,000
  Exchange of advances repayable only
     out of proceeds of public offering for
     common stock                                              --                       --              $    471,000
  Deferred offering costs on warrants
    exercised                                                  --                       --              $     88,000
  Issuance of warrants in settlement of
    litigation for debt issue costs and for
    services rendered                                          --                       --              $    364,000
  Common stock issued for costs
    related to 10% promissory notes                            --                       --              $    525,000

          See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - HISTORY OF THE BUSINESS

         Lithium Technology Corporation ("LTC") and its wholly-owned subsidiary, Lithion Corporation ("Lithion"), collectively referred to as the "Company", are development stage companies in the process of commercializing a unique, solid-state, lithium ion-polymer rechargeable battery. The Company is engaged in research and development activities to further develop and exploit this battery technology and also holds various patents relating to such batteries. The Company's commercialization focus is on the rapidly growing portable electronics market segment (notebook and palmtop computers and wireless communications devices) and hybrid electric vehicles market.

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

         On January 19, 2000, LTC and Pacific Lithium Limited ("PLL") of Auckland, New Zealand signed an Agreement and Plan of Merger to merge their respective companies (the "Merger"). The Merger will require the approval of the stockholders of LTC and PLL.

         PLL is an unlisted New Zealand public company with more than 600 shareholders and access to sources of capital in New Zealand, Australia, Japan, Singapore and the U.S. PLL carries on research, development and production of specialized lithium chemistries for use in the lithium battery industry. PLL commercially produces high and ultra-high grade lithium carbonate using proprietary processes and has developed or is the exclusive licensee of lithium manganese cathode products, lithium polymers and their production processes. PLL has an exclusive licensing arrangement with the Massachusetts Institute of Technology (MIT) to commercialize MIT's proprietary electrode and electrolyte polymers. PLL is a significant supplier of high quality battery-specific lithium carbonate to Japanese cathode and electrolyte suppliers.

         Prior to the Merger, PLL will domesticate into the U.S. and become a Delaware corporation pursuant to the provisions of Section 388 of the Delaware Corporation Law (the "Domestication"), change its name to Ilion Technology Corporation ("Ilion") and consummate an initial public offering in the United States and NASDAQ listing of Ilion (the "Ilion IPO"). PLL has indicated that it expects to complete the Domestication in April 2000 and consummate the Ilion IPO during the year 2000, depending upon market and other factors. The Merger will be closed contemporaneously with the Ilion IPO. In the Merger LTC will merge with and into Ilion and all of the outstanding shares of LTC common stock will be exchanged for an aggregate of 3.5 million shares of Ilion (the "Merger Securities") which will be issued to the LTC stockholders on a pro-rata basis. Based on the capital structure of PLL at December 31, 1999, these shares approximate a 15% ownership interest of PLL's outstanding shares of common stock. Such ownership percentage is not guaranteed by the Merger Agreement and will be diluted after considering the effects of the Ilion IPO of any other issuance of common stock by PLL.

         Pursuant to the terms of a Bridge Loan Financing Agreement entered into as of November 29, 1999 (the "Bridge Loan"), PLL has agreed to advance working capital to LTC. PLL has advanced a total of U.S. $818,000 as of December 31, 1999 for working capital. These advances are referred to as Convertible Promissory Notes on the Company's balance sheet at December 31, 1999 (See Note 6). In addition, PLL has agreed to advance to LTC funds required by LTC for ongoing employee, operating and administrative expenses, excluding capital expenses ("LTC's Continuing Costs").

         The consummation of the Merger is contingent upon certain closing conditions being met by the parties including the approval of the Merger by the stockholders of LTC and PLL and the closing of the Ilion IPO. LTC will hold a meeting of the stockholders to consider and approve the Merger and prior to the meeting LTC and PLL will mail a proxy statement and prospectus to all of the LTC stockholders with complete information on the Merger, PLL and the securities to be received by the LTC stockholders in the Merger. The closing of the Merger will occur contemporaneously with the Ilion IPO, assuming the remaining closing conditions have been met. Pursuant to an extension agreement (See Note 10), LTC is required to obtain the approval of the Merger by the LTC stockholders by June 30, 2000, unless such date is further extended by LTC and PLL. LTC and PLL currently have targeted a closing to occur within 90 days of the LTC stockholder meeting. If the expected consummation date for the Ilion IPO is after September 30, 2000 LTC and PLL intend to change the date of the LTC stockholder meeting date so that the closing date will not be more than 90 days after the LTC stockholder meeting date. While LTC and PLL currently contemplate a June 30, 2000 LTC stockholder meeting date and a closing date by September 30, 2000, the meeting and the closing dates may occur on later dates, but in no event may the closing date be beyond February 28, 2002.

         LTC has agreed that prior to the Merger Closing Date, it will use its best efforts to cause all outstanding warrants and options issued by LTC to be exercised by the holders thereof. In connection therewith, LTC has repriced all outstanding warrants to $.15 and accelerated the vesting of all outstanding warrants and options as an inducement to their exercise by the holders thereof. (See Note 9)

         LTC has agreed to terminate all LTC stock plans and outstanding and unexercised stock options as of a date not later than immediately prior to the closing date of the Merger. Any LTC warrants outstanding at the Merger closing date that are not terminated, other than warrants held by PLL, will be converted and adjusted at the Merger closing date into warrants to purchase shares of Ilion in accordance with their terms.

         In the event that any holder of LTC warrants or options exercises such warrants or options prior to the Merger closing date, LTC has agreed to use the proceeds thereof in the following order of priority: (1) first, to pay a portion of the advances made by PLL to LTC pursuant to the Bridge Loan in an aggregate amount up to $350,000, (ii) second, to pay certain liabilities of LTC with respect to the accrued salary due and owing to LTC's former Chairman and Chief Executive Officer in the aggregate amount of $200,000, (iii) third, to purchase shares of PLL Common at a price per share of $2.25 and (iv) to pay LTC's Continuing Costs.

         Upon the approval of the Merger Agreement by the stockholders of LTC and until the closing of the Merger or the termination of the Merger Agreement PLL has agreed to retain LTC as a consultant to PLL and LTC has agreed to provide management and technical services to PLL. The work product and new technology resulting from LTC's services to PLL will belong exclusively to PLL. LTC may not, directly or indirectly, engage in any conduct competitive to PLL during the term of the consulting arrangement.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         If the Merger is not consummated for any reason or the Merger is not approved by the LTC stockholders by June 30, 2000 (or such later date agreed to by LTC and PLL) any advances from PLL to LTC under the Bridge Loan Financing Agreement will be converted into LTC common stock at $0.10 per share (the "Common Conversion Shares") and except in the event of a PLL default under the Merger Agreement, PLL will be issued three year warrants to purchase 7.5 million shares of LTC common stock exercisable at $0.15 per share and PLL will have a first option to purchase LTC's technologies and processes at market value if LTC sells, goes into receivership, liquidation or the like. If the Merger Agreement is terminated other than in the event of a default of PLL, PLL will also have the right and option to purchase LTC's pilot plant and equipment at book value as of the date of the Merger Agreement.

         In connection with the Bridge Loan, LTC has granted PLL a non-exclusive worldwide license to use LTC's thin film technology and manufacturing methods solely as it relates to lithium-ion polymer batteries. Pursuant to the licensing agreement, PLL will pay to LTC a royalty equal to the higher of one percent of the net sales price of each licensed product manufactured, sold or otherwise disposed of during the term of the licensing agreement or the rate that applies to any license agreement entered into subsequent to October 1, 1999 (which rate will apply retroactively to October 1, 1999). The funds advanced by PLL to LTC under the Bridge Loan will be deemed as an advance payment of royalty fees due under the licensing agreement.

         LTC has also agreed to enter into a Security Agreement and Assignment of Lease in favor of PLL upon the approval of the Merger by the LTC stockholders (the "Approval Date") pursuant to which LTC will grant PLL a first priority security interest in all of the assets of LTC effective from the Approval Date until the closing of the Merger (the "Security Agreement"). The Security Agreement will grant PLL the right to foreclose on all of LTC's assets in the event of any bankruptcy of LTC or similar event. Pending the amendment of LTC's Certificate of Incorporation to increase the number of authorized shares of Common Stock, the Notes issued in connection with the bridge financing will be convertible into shares of Preferred Stock having the economic and voting equivalent of the Common Conversion Shares.

2.       SIGNIFICANT ACCOUNTING POLICIES

         CONSOLIDATION - The consolidated financial statements include the accounts of LTC and Lithion. All significant intercompany accounts and transactions have been eliminated.

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

         DEBT ISSUE COSTS - Costs related to the issuance of the $5,500,000 Senior Secured Convertible Notes were capitalized. Such costs were amortized over the term of the related debt using the straight-line method. In 1999 debt issue costs of $488,500 were charged to additional paid in capital in connection with the conversion of the Senior Secured Convertible Notes.

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

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         STOCK OPTIONS - In accordance with Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company has elected to account for stock option grants using the intrinsic value based method prescribed by APB Opinion No. 25.

         NET LOSS PER COMMON SHARE - The Company has presented net loss per common share pursuant to SFAS No. 128, "Earnings Per Share". Net loss per common share is based upon the weighted average number of outstanding common shares. For the years ended December 31, 1999 and 1998, the Company's potential common shares have an anti-dilutive effect on earnings per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding. Potential common shares resulting from convertible notes payable, stock options and warrants that would be used to determine diluted earnings per share for the years ended December 31, 1999 and 1998 were as follows:

                             POTENTIAL COMMON SHARES

                                                           1999             1998
                                                           ----             ----
          Stock options                               5,474,000        4,598,000
          Warrants                                    4,590,000        4,590,000
          Convertible Debt                                   --       19,643,000
          Accrued interest on Convertible Debt               --          462,000
                                                     ----------       ----------
          Total                                      10,064,000       29,293,000
                                                     ==========       ==========

         (The table above does not give effect to the conversion of shares from the convertible promissory notes with Pacific Lithium Limited as those notes will only be convertible in the event the proposed merger is not closed.)

         COMPREHENSIVE INCOME - During the periods presented, the Company had no changes in equity from transactions or other events and circumstances from non-owner sources. Accordingly, a statement of comprehensive income has not been provided as comprehensive loss equals net loss for all periods presented.

         BUSINESS SEGMENTS - As a development stage enterprise, the Company considers itself to have one operating segment.

         RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, certain derivative instruments embedded in other contracts collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those statements at fair value. In June 1999, the FASB issued SFAS No. 137 which extends the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000 and should not be applied retroactively to financial statement of prior periods. The Company is evaluating the effect that the adoption of SFAS No. 133 will have on its consolidated financial position and results of operations but does not expect the effect to be material.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT'S PLANS TO
         OVERCOME:

         The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since its inception, the Company has incurred substantial operating losses and expects to incur additional operating losses over the next several years. Since December 1993, operations have been financed primarily through the use of proceeds from the sale of convertible debt and private placements of common and preferred stock. Continuation of the Company's operations is dependent upon the Bridge Loan and the closing of the merger described in Note 1. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         Management's operating plan seeks to minimize the Company's capital requirements, but commercialization of the Company's battery technology will require substantial amounts of additional capital. The Company expects that research and development and operating and production expenses will increase significantly as it continues to advance its battery technology and develop products for commercial applications. The Company's working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of the Company's research and development program, the levels and resources that the Company devotes to the development of manufacturing and marketing capabilities, technological advances, the status of competitors and the ability of the Company, including PLL, subsequent to the merger to establish collaborative arrangements with other companies to provide an expanded capacity to market and manufacture the Company's products.

         The Company has raised approximately $16,000,000 since inception through various sales of convertible debt and common and preferred stock. Management believes that, as of December 31, 1999, the Bridge Loan commitments from PLL are sufficient to meet the Company's obligations through the next year.

         There can be no assurance that the merger will occur and the Company would be able to attain other capital needed to attain commercial viability of the Company's battery technology. If the merger is not consummated and the Company is unable to raise sufficient capital, it will be forced to curtail research and development expenditures which, in turn, will delay, and could prevent, the completion of the commercialization process.

NOTE 4 - PROPERTY AND EQUIPMENT:

         Property and equipment at December 31, 1999 is summarized as follows:


                                                                         1999
                                                                         ----
              Laboratory equipment                                    $1,311,000

              Furniture and office equipment                              98,000
              Leasehold improvements                                      45,000
                                                                      ----------
                                                                      $1,454,000

              Less:  Accumulated depreciation and amortization         1,024,000
                                                                      ----------

                                                                      $  430,000
                                                                      ==========

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - OTHER ACCRUED EXPENSES:

         The Company is currently in default on a $100,000 note for a research and development funding agreement. Under the agreement the Company was supposed to pay a total of $150,000 for principal and interest through January 2004. The Company has not made the 1999 payments required by the note. In the event of default, the principal amount can be due immediately. The note is secured by the intellectual property rights and equipment developed from the funds provided by this agreement. Management is in the process of renegotiating the payment terms of this note.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES:

         On November 29, 1999, in connection with Bridge Loan, PLL has advanced to LTC working capital of $818,000 in the form of Convertible Promissory Notes which have no stated interest rate (See Note 1). If the Merger, as described in Note 1, is not consummated for any reason or the Merger is not approved by the LTC stockholders by June 30, 2000 (or such later date agreed to by LTC and PLL), the notes (as amended, See Note 10) convert into shares of LTC common stock at a price of $0.10 per share. In the event of conversion, the Company will recognize interest expense related to the beneficial conversion feature of the note. In addition, the principal amount of the notes will be decreased by any royalties PLL owes to LTC under their non-exclusive worldwide license to use LTC's thin film technology and manufacturing methods related to lithium-ion polymer batteries.

NOTE 7 - INCOME TAXES:

         Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal temporary difference arises from the net operating loss carryforwards and results in a deferred tax asset of approximately $8,492,000 at December 31, 1999.

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax law, that a full valuation allowance is appropriate at December 31, 1999.

         At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $20,500,000 expiring in the years 2004 through 2014 and net operating loss carryforwards of approximately $15,300,000 for state income tax purposes, expiring in the years 2000 through 2002.

         Current tax law limits the use of net operating loss carryforwards after there has been a substantial change in ownership (as defined) during a three year period. Due to changes in ownership between 1993 and 1997, and the conversion of the Senior Secured Convertible Notes in January 1999 (see Note 9), there exists substantial risk that the Company's use of net operating losses may be severely limited under the Internal Revenue Code.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

         The Company leases a 12,400 square foot research facility and corporate headquarters in a free-standing building at 5115 Campus Drive in Plymouth Meeting, Pennsylvania pursuant to a Lease Agreement dated July 22, 1994, between PMP Whitemarsh Associates and the Company and Addendum thereto dated July 22, 1994, as extended.

         The lease had an initial five year term (which expired on October 31, 1999) and has an additional five year extension option. The Company is required to give six months notice of its intention to exercise the five year extension or of its intention not to extend the lease. PMP Whitemarsh Associate has agreed by letter, dated February 3, 2000, to give the Company until June 30, 2000 to exercise the lease option or give the six month notice of termination.

         EMPLOYMENT AGREEMENTS - The Company has an employment agreement with its Director of Research providing for annual compensation of $125,000 through February, 2001.

         In May 1996, the Company entered into a one year employment agreement with its Chief Executive Officer at an annual salary of $185,000 and other incentives, including performance bonuses and stock options. The agreement was extended through October 1999. Effective November 1, 1999, the Chief Executive Officer resigned. The officer had voluntarily elected to defer his compensation in 1997 and 1998. At December 31, 1999, $211,416 of deferrals from 1997 and 1998 have been included in accrued salaries in the accompanying financial statements. In 1999, the Board of Directors approved payment of the officer's $366,000 deferred salary fifty percent in cash and fifty percent in common stock at fair value on the date of issuance.

         Effective November 1, 1999, the Company extended the employment agreements with its President/Chief Operating Officer and its Executive Vice President of Operations/Chief Technical Officer at annual salaries of $165,000 and $155,000, respectively, plus other incentives, including performance bonuses and stock options until the later of February 8, 2002 or one year after the merger with Pacific Lithium Limited.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         LEGAL PROCEEDINGS - In May 1998, the Company reached agreements to settle law suits with a former director of the Company and the Company's former legal counsel. As a result of the agreements, the Company issued 125,000 shares of its Common Stock, received a cash settlement payment and eliminated an accrued liability. The net effect of the settlement was cash proceeds to the Company of $505,000 in 1998.

NOTE 9 - STOCKHOLDERS' EQUITY:

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

         The preferred stock may be entitled to such dividends, redemption rights, liquidation rights, conversion rights and voting rights as the Board of Directors, in its discretion, may determine, in a resolution or resolutions providing for the issuance of any such stock. Rights granted by the Board of Directors may be superior to those of existing shareholders, (including the right to elect a controlling number of directors as a class). Preferred stock can be issued without the vote of the holders of Common Stock. No shares of preferred stock are outstanding at December 31, 1999.

         SENIOR SECURED CONVERTIBLE NOTES DUE JULY 1, 2002 - On September 22, 1997, the Company entered into a Senior Secured Convertible Note Purchase Agreement (the "Note Purchase Agreement") with Lithium Link LLC (the "Lender") for the sale of $5.5 million of the Company's Senior Secured Convertible Notes (the "Notes"). Interest accrued at 8.5% and was payable annually, at the Company's election in cash or the Company's Common Stock. The Company issued 1,669,634 shares of Common Stock to the noteholders in payment of interest from September 22, 1997 to September 21, 1998. In January 1999 the notes plus remaining accrued interest were converted into 20,205,504 shares of the Company's Common Stock at a conversion price of $.28 per share.

         ACCOUNTS PAYABLE - In December 1999, the Company issued 523,000 shares of its Common Stock in settlement of accounts payable of $149,000. The fair value of the shares was $216,000. Additional expense of $67,000 was recognized as a result of the transaction.

         PRIVATE PLACEMENT OFFERING - During 1999, the Company held a private placement offering of common stock of the Company. As a result of the offering, 4,500,000 shares were issued at a price of $0.10 per share. The Company recognized additional compensation expense of $1,167,000 as a result of this transaction.

         STOCK INCENTIVE PLAN - The Company's Board of Directors adopted the 1994 Stock Incentive Plan (the "1994 Stock Plan") in February 1994. The 1994 Stock Plan shall terminate ten years after its initial effective date, unless terminated earlier by the Board of Directors. A total of 2,666,667 shares of common stock were reserved and available for grants. On December 2, 1997, shares of common stock available for grant were increased to 5,333,334. Stock options permitting the holder to purchase a specified number of shares of common stock are to be granted at an exercise price not less than 100% of the fair value of such stock on the date of grant. The stock options may be in the form of an incentive stock option or a non-qualified stock option. Options granted generally vest 25% upon grant and 25% upon each anniversary of the grant date. Options granted will be cancelled immediately upon termination of the grantee's employment or association with the Company, except in certain situations such as retirement, death or disability.

         DIRECTORS STOCK OPTION PLAN - In August 1995, the Board of Directors adopted the Directors Stock Option Plan (the "Directors Plan"). The Directors Plan shall terminate ten years after its initial effective date, unless terminated earlier by the Board of Directors. A total of 333,333 shares of the Company's common stock are reserved and available for grant. Stock options permitting the holder to purchase a specified number of shares of common stock are to be granted at an exercise price equaling the then fair market value of the common stock on the date of grant. Options granted generally vest 25% upon each anniversary of the grant date. Upon the termination of a participant's association with the Company, options granted will remain exercisable for a period of three months or until the stated expiration of the stock option, if earlier.

         1998 STOCK INCENTIVE PLAN - The Company's Board of Directors adopted the 1998 Stock Incentive Plan (the "1998 Plan") in December 1998. The 1998 Plan terminates in December 2008. A total of 3,000,000 shares of common stock are reserved and available for grants. The exercise price of an option granted under the 1998 Plan will not be less than the fair market value of the Company's Common Stock on the date of grant; however, for any non-qualified Stock Option the option price per share of Common Stock, may alternatively, be fixed at any price deemed to be fair and reasonable, as of the date of grant. Options granted

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         under the 1998 Plan generally vest one-third at the date of grant and one-third at each of the first two anniversary dates following the date of grant.

         In September of 1999, the Company decreased the exercise price of all outstanding options issued under the 1994 Stock Plan to an exercise price of $0.26. The repricing did not result in any additional expense to the Company. Subsequent to December 31, 1999 all options become fully vested (See Note 10). Options under the 1994 Stock Plan, the Directors Plan and the 1998 Plan as of December 31 are summarized as follows:

                                                           1999                         1998
                                                           ----                         ----
                                                                Weighted                     Weighted
                                                                Average                      Average
                                                 Options     Exercise Price   Options     Exercise Price
         Outstanding, beginning of year         4,598,000        $0.55       2,909,000        $0.73
         Granted                                  946,000        $0.27       2,103,000        $0.32
         Exercised                                                             (98,000)       $0.55
         Cancelled                                (70,000)       $0.57        (316,000)       $0.65
                                                ---------        -----       ---------        -----

         Outstanding, end of year               5,474,000        $0.27       4,598,000        $0.55
                                                ---------        -----       ---------        -----

         Options exercisable, end of year       4,025,000        $0.27       2,615,000        $0.52
                                                ---------        -----       ---------        -----

         The following table summarizes information about stock options outstanding at December 31, 1999:


                                                                                  Weighted
                                                                 Weighted          Average                                  Weighted
        Range of                                                 Average          Remaining                                 Average
        Exercise                          Options                Exercise        Contractual            Options             Exercise
         Prices                         Outstanding                Price            Life              Exercisable            Price
         $.26                            3,465,000                 $.26            10 years            2,549,000              $.26
         $.28                            1,958,000                 $.28             9 years            1,448,000              $.28
         $.31-$.90                          51,000                 $.56          7-10 years               28,000              $.76
                                         ---------                                                     ---------
                                         5,474,000                                                     4,025,000

         The per share weighted-average fair value of stock options granted during 1999 and 1998 was $.27 and $.25 on the date of grant. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had the compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's pro forma net loss for the years ended December 31, 1999 and 1998 would have been $3,843,000 ($.09 per share) and $3,726,000 ($.17 per share), respectively.

         The fair value of options granted under the Company's stock option plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:
         1999 - no dividend yield, expected volatility of 103%, risk-free interest rate of 6.3% and expected life of 5 years; 1998 - no dividend yield, expected volatility of 103%, risk-free interest rate of 4.8% and expected life of 5 years.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



WARRANTS -

Warrants as of December 31 are summarized as follows:

                                                 1999                            1998
                                                 ----                            ----
                                                        Weighted                        Weighted
                                                        Average                         Average
                                                        Exercise                        Exercise
                                       Warrants          Price         Warrants          Price
                                       --------          -----         --------          -----
Outstanding, beginning of year         4,590,000         $ .15         4,590,000         $1.52


Outstanding, end of year               4,590,000         $ .15         4,590,000         $0.93
                                       ---------         -----         ---------         -----

Exercisable                            4,590,000         $ .15         3,233,000         $0.86
                                       ---------         -----         ---------         -----

There were no warrants granted or exercised during 1999 or 1998. In November of 1999, the Company decreased the exercise price of all of the outstanding warrants to $0.15. The Company recognized an expense of $602,000 in connection with the repricing. The following table summarizes information about warrants outstanding at December 31, 1999:


                                                     Weighted           Weighted Average                                Weighted
       Range of                Warrants               Average              Remaining              Warrants               Average
    Exercise Price           Outstanding          Exercise Price        Contractual Life        Exercisable          Exercise Price
    --------------           -----------          --------------        ----------------        -----------          --------------
         $.15                 4,590,000                $.15                1.45 years            4,590,000                $.15


NOTE 10 - SUBSEQUENT EVENTS -

          On January 19, 2000, LTC and Pacific Lithium Limited of Auckland, New Zealand signed an agreement to merge their respective companies (See
          Note 1). In January and February of 2000, Pacific Lithium Limited advanced to LTC an additional $282,000 under the Bridge Loan.

          On February 2, 2000, the Board of Directors approved the immediate vesting of all outstanding options not currently vested. The Board of Directors has also approved the extension of the reduction in the exercise price of the warrants to $.15 (See Note 9) until the earlier of the original termination date of the warrant or 30 days prior to the closing of the merger with Pacific Lithium Limited.

          In February 2000, options to purchase 1,710,086 shares of the Company's common stock were exercised, resulting in proceeds of $470,000 to the Company.

          On March 31, 2000 LTC and PLL amended the Merger agreement, the Convertible Promissory Notes, and related documents to change the date by which the LTC shareholders must vote on the proposed merger from May 30, 2000 to June 30, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LITHIUM TECHNOLOGY CORPORATION

Date: April 3, 2000                By: /s/ David J. Cade
                                       ---------------------------------------
                                       David J. Cade, Chairman and Chief
                                       Executive Officer (Principal Executive
                                       Officer and Acting Principal Financial
                                       and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons and in the capacities and on the dates indicated.

     Signature                                              Title                                         Date
     ---------                                              -----                                         ----
/s/ David J. Cade                                         Director                                   April 3, 2000
----------------------------
David J. Cade

/s/ George R. Ferment                                     Director                                   April 3, 2000
----------------------------
George R. Ferment

/s/ Stephen F. Hope                                       Director                                   April 3, 2000
----------------------------
Stephen F. Hope

/s/ Barry Huret                                           Director                                   April 3, 2000
----------------------------
Barry Huret

/s/ Ralph D. Ketchum                                      Director                                   March 20, 2000
----------------------------
Ralph D. Ketchum

/s/ Arif Maskatia                                         Director                                   April 3, 2000
----------------------------
Arif Maskatia

/s/ John J. McFeeley                                      Director                                   March 14, 2000
----------------------------
John J. McFeeley

/s/ John D. McKey, Jr.                                    Director                                   March 13, 2000
----------------------------
John D. McKey, Jr.