Form 10QSB
period 2000-03-31
LITHIUM TECHNOLOGY CORP
filed 2000-05-15
CIK 804154

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                                 (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For The Quarterly Period Ended March 31, 2000

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

                                   Yes X No __

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                  Yes __ No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2000: 49,990,835 shares of Common Stock

           Transitional Small Business Disclosure Format (check one):

                                   Yes __ No X

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
                                           PART 1 - FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

                    Consolidated Balance Sheets - March 31, 2000 (Unaudited)
                                 and December 31, 1999                                                           3

                    Consolidated Statements of Operations -Three Months
                                 Ended March 31, 2000 and 1999, and Period From
                                 July 21, 1989 (Date of Inception) to March 31, 2000 (Unaudited)                 4

                    Consolidated Statements of Changes in Stockholders'
                                 Deficiency - Three Months Ended March 31, 2000 (Unaudited)                      5


                    Consolidated Statements of Cash Flows - Three Months
                                 Ended March 31, 2000 and 1999, and Period from
                                 July 21, 1989 (Date of Inception) to March 31, 2000 (Unaudited)                 6

                    Notes to Consolidated Financial Statements - Three Months
                                 Ended March 31, 2000 (Unaudited)                                                8


ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                                                         12

                                            PART II - OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS                                                                           18

ITEM 2.             CHANGES IN SECURITIES AND USE OF PROCEEDS                                                   18


ITEM 3.             DEFAULTS UPON SENIOR SECURITIES                                                             18

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         18

ITEM 5.             OTHER INFORMATION                                                                           18

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K                                                            18

                         PART I - FINANCIAL INFORMATION

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS


ITEM 1. FINANCIAL STATEMENTS

                                                                         March 31, 2000         December 31, 1999
                                                                          ------------             ------------
                                                                           (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                            $    340,000             $     38,000
     Accounts receivable                                                        21,000                   21,000
     Other current assets                                                        3,000                   18,000
                                                                          ------------             ------------

         Total Current Assets                                                  364,000                   77,000
                                                                          ------------             ------------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF
$1,051,000 AND $1,024,000
                                                                               403,000                  430,000

SECURITY DEPOSITS                                                               21,000                   21,000
                                                                          ------------             ------------

         Total assets                                                     $    788,000             $    528,000
                                                                          ============             ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Accounts payable                                                     $    278,000             $    164,000
     Accrued salaries                                                          366,000                  366,000
     Other accrued expenses                                                    100,000                  100,000
                                                                          ------------             ------------

         Total current liabilities                                             744,000                  630,000
                                                                          ------------             ------------

LONG-TERM LIABILITIES:
     Convertible Promissory Notes                                            1,350,000                  818,000
                                                                          ------------             ------------

         Total liabilities                                                   2,094,000                1,448,000
                                                                          ------------             ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY):
     Common stock, par value $.01 per share:
     Authorized - 50,000,000 shares
     Issued and outstanding - 49,990,835 and 48,280,749 shares                 500,000                  483,000
     Additional paid-in capital                                             46,809,000               46,357,000
     Accumulated deficit                                                    (6,865,000)              (6,865,000)
     Deficit accumulated during development stage                          (41,750,000)             (40,895,000)
                                                                          ------------             ------------

         Total stockholders' equity (deficiency)                            (1,306,000)                (920,000)
                                                                          ------------             ------------
                                                                          $    788,000             $    528,000
                                                                          ============             ============

See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                           Period From July 21, 1989
                                                                          Three Months Ended March 31,       (Date of Inception) to
                                                                          ----------------------------              March 31,
                                                                           2000                 1999                  2000
                                                                        -----------          -----------           -----------
                                                                        (Unaudited)          (Unaudited)           (Unaudited)
REVENUES:
     Development contracts                                             $          0          $     22,000          $    168,000
                                                                       ------------          ------------          ------------

COSTS AND EXPENSES:
     Engineering, research and development                                  346,000               356,000             8,742,000
     General and administrative                                             512,000               364,000            12,396,000
     Stock based compensation expense                                          --                    --               1,769,000
                                                                       ------------          ------------          ------------
                                                                            858,000               720,000            22,907,000
                                                                       ------------          ------------          ------------
OTHER INCOME (EXPENSE):
     Interest expense, net of interest income                                 3,000               (19,000)           (1,820,000)
     Interest expense related to beneficial conversion feature                 --                    --             (17,841,000)
     Other non-operating income                                                --                    --                 650,000
                                                                       ------------          ------------          ------------

                                                                              3,000               (19,000)          (19,011,000)
                                                                       ------------          ------------          ------------

NET LOSS                                                               $   (855,000)         $   (717,000)         $(41,750,000)
                                                                       ============          ============          ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
                                                                         49,212,000            38,349,000
                                                                       ============          ============

BASIC AND DILUTED NET LOSS PER SHARE:                                  $       (.17)         $       (.02)
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

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                                                          During
                                                                                   Additional        Accumulated        Development
                                                 Shares            Amount        Paid-In Capital       Deficit            Stage
                                               ----------       ------------      ------------      ------------       ------------
BALANCES AT DECEMBER  31, 1999                 48,280,749       $    483,000      $ 46,357,000      ($ 6,865,000)      ($40,895,000)
Three months ended March 31, 2000:
Issuance of Common Stock:
     Upon conversion of Stock Options           1,710,086             17,000           452,000
Net loss                                               --                 --                --                --           (855,000)
                                               ----------       ------------      ------------      ------------       ------------

BALANCES AT MARCH 31, 2000                     49,990,835       $    500,000      $ 46,809,000      ($ 6,865,000)      ($41,750,000)
                                               ==========       ============      ============      ============       ============

See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                    Period From
                                                                                                                   July 21, 1989
                                                                                   Three Months Ended           (Date of Inception)
                                                                                        March 31,                        to
                                                                                  2000                1999         March 31, 2000
                                                                              ------------       ------------       ------------
                                                                               (Unaudited)        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                          (855,000)      $   (717,000)      $(41,750,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Interest expense relating to the beneficial conversion feature of the
   Senior Secured Convertible Note                                                    --                 --           17,841,000
   Depreciation                                                                     27,000             57,000          1,053,000
   Amortization of debt issue costs                                                   --                8,000          1,070,000
   Common stock issued at prices below fair market value                              --                 --            1,167,000
   Repricing of outstanding warrants                                                  --                 --              602,000
   Reduction of accrued expenses                                                      --                                (270,000)
   Common stock issued in lieu of interest                                                            158,000          1,915,000
   Fair value of warrants and option granted for services rendered                    --                 --              209,000
   Common stock issued for services provided                                                             --              273,000
   Common stock issued upon settlement of litigation                                  --                 --              125,000
   Expenses paid by shareholder on behalf of Company                                  --                 --               79,000
Changes in operating assets and liabilities:
   Accounts receivable                                                                --               31,000            (21,000)
   Other current assets                                                             15,000              3,000             13,000
   Security and equipment deposits                                                    --                 --              (21,000)
   Accounts payable, accrued expenses and customer deposits                        114,000            (43,000)         2,261,000
   Due to related parties                                                             --                 --             (118,000)
                                                                              ------------       ------------       ------------

     Net cash used in operating activities                                        (699,000)          (503,000)       (15,572,000)
                                                                              ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                --                 --           (1,206,000)
   Other                                                                              --                 --               94,000
                                                                              ------------       ------------       ------------

Net cash provided by (used in) investing activities                                   --                 --           (1,112,000)
                                                                              ------------       ------------       ------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds received from Convertible Promissory Notes                             532,000               --            1,350,000
   Net advance repayable only out of proceeds of public offering                      --                 --              471,000
   Proceeds received upon issuance of common stock                                    --                 --            3,789,000
   Proceeds received from issuance of preferred stock, net of related costs           --                 --              100,000
   Proceeds received upon exercise of options and warrants, net of costs           469,000               --            1,106,000
   Net advances by former principal stockholder                                       --                 --              321,000
   Proceeds from sale of convertible debt                                             --                 --           10,874,000
   Debt issue costs                                                                   --                 --             (887,000)
   Repayment of convertible debt                                                      --                 --             (100,000)
                                                                              ------------       ------------       ------------

     Net cash provided by financing activities                                   1,001,000               --           17,024,000

NET CHANGE IN CASH AND CASH EQUIVALENTS                                            302,000           (503,000)           340,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      38,000          1,073,000                 --
                                                                              ------------       ------------       ------------

CASE AND CASH EQUIVALENTS, END OF PERIOD                                      $    340,000       $    570,000       $    340,000
                                                                              ============       ============       ============

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED


                                                                                                                       Period From
                                                                                                                      July 21, 1989
                                                                                           Three Months Ended            (Date of
                                                                                               March 31,                Inception)
                                                                                         2000             1999        March 31, 2000
                                                                                     (Unaudited)       (Unaudited)      (Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION:
     Contribution to capital by former principal stockholder                             --                 --          $3,659,000
     Related party debt exchanged for convertible debt                                   --                 --          $  321,000
     Exchange of indebtedness to former principal stockholder for common stock           --                 --          $  445,000
     Issuance of common stock for services and accrued salaries                          --                 --          $  501,000
     Exchange of equipment and accrued rent for common stock                             --                 --          $  271,000
     Subordinated notes and related accrued interest exchanged for Series A
        preferred stock                                                                  --                 --          $3,300,000
     Exchange of convertible debt for convertible preferred stock                        --                 --          $  356,000
     Conversion of convertible debt and accrued interest into common stock, net of
     unamortized debt discount                                                           --                 --          $9,947,000
     Exchange of advances repayable only out of proceeds of public offering for
     common stock                                                                        --                 --          $  471,000
     Deferred offering costs on warrants exercised                                       --                 --          $   88,000
     Issuance of warrants in settlement of litigation for debt issue costs and for
        services rendered                                                                --                 --          $  364,000
     Common stock issued for costs related to 10% promissory notes                       --                 --          $  525,000

See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2000

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any interim period.

2.       COMPANY BUSINESS AND RECENT DEVELOPMENTS

         Lithium Technology Corporation ("the Company") together with its wholly-owned subsidiary, Lithion Corporation ("Lithion"), collectively referred to as the "Company", are development stage companies in the process of commercializing a unique, solid-state, lithium polymer rechargeable battery. The Company is engaged in research and development activities to further develop and exploit this battery technology and also holds various patents relating to such batteries. The Company's commercialization focus is on the rapidly growing portable electronics market segment (notebook and palmtop computers and wireless communications devices) and hybrid electric vehicles market.

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

         On January 19, 2000, the Company and Pacific Lithium Limited ("PLL") of Auckland, New Zealand signed an Agreement and Plan of Merger to merge their respective companies (the "Merger"). The Merger will require the approval of the stockholders of the Company and PLL.

         PLL is an unlisted New Zealand company which carries on research, development and production of specialized lithium chemistries for use in the lithium battery industry. PLL commercially produces high and premium grade lithium carbonate using proprietary processes and has developed or is the exclusive licensee of lithium manganese cathode products, lithium polymers and their production processes. PLL has an exclusive licensing arrangement with the Massachusetts Institute of Technology (MIT) to commercialize MIT's proprietary electrode and electrolyte polymers. PLL is a significant supplier of high quality battery-specific lithium carbonate to Japanese cathode and electrolyte suppliers.

         Prior to the Merger, PLL will domesticate into the U.S. and become a Delaware corporation pursuant to the provisions of Section 388 of the Delaware Corporation Law (the "Domestication"), change its name to Ilion Technology Corporation ("Ilion") and consummate an initial public offering in the United States and

         NASDAQ listing of Ilion (the "Ilion IPO"). PLL has indicated that it expects to complete the Domestication in May 2000 and consummate the Ilion IPO during the year 2000, depending upon market and other factors. The Merger will be closed contemporaneously with the Ilion IPO.

         In the Merger the Company will merge with and into Ilion and all of the outstanding shares of the Company common stock will be exchanged for an aggregate of 3.5 million shares of Ilion, subject to possible increase of up to 638,267 additional shares of Ilion common stock under certain circumstances relating to the number of the Company options and warrants exercised prior to the merger as described further below (the "Merger Securities"). The Merger Securities will be issued to the Company stockholders on a pro-rata basis. Based on the capital structure of Ilion after the Ilion IPO, these shares will represent approximately 9.80-11.39% of Ilion's outstanding shares of common stock. Such ownership percentage is not guaranteed by the Merger Agreement and may be further diluted by other issuances of PLL stock prior to the Merger.

         Pursuant to the terms of a Bridge Loan Financing Agreement entered into as of November 29, 1999 (the "Bridge Loan"), PLL has agreed to advance working capital to the Company. PLL has advanced a total of U.S. $1,350,000 as of March 31, 2000 for working capital. These advances are referred to as Convertible Promissory Notes on the Company's balance sheets. In addition, PLL has agreed to advance to the Company funds required by the Company for ongoing employee, operating and administrative expenses, excluding capital expenses ("the Company's Continuing Costs").

         The consummation of the Merger is contingent upon certain closing conditions being met by the parties including the approval of the Merger by the stockholders of the Company and PLL and the closing of the Ilion IPO. The Company will hold a meeting of the stockholders to consider and approve the Merger and prior to the meeting the Company and PLL will mail a proxy statement and prospectus to all of the Company stockholders with complete information on the Merger, PLL and the securities to be received by the Company stockholders in the Merger. The closing of the Merger will occur contemporaneously with the Ilion IPO, assuming the remaining closing conditions have been met.

         Pursuant to an extension agreement (See Note 6), the Company is required to obtain the approval of the Merger by the Company stockholders by July 31, 2000, unless such date is further extended by the Company and PLL. The Company and PLL currently have targeted a closing to occur within 90 days of the Company stockholder meeting.
         If the expected consummation date for the Ilion IPO is after September 30, 2000 the Company and PLL intend to change the date of the Company stockholder meeting date so that the closing date will not be more than 90 days after the Company stockholder meeting date. While the Company and PLL currently contemplate a July 31, 2000 Company stockholder meeting date and a closing date by September 30, 2000, the meeting and the closing dates may occur on later dates, but in no event may the closing date be beyond February 28, 2002.

         The Company has agreed that prior to the Merger Closing Date, it will use its best efforts to cause all outstanding warrants and options issued by the Company to be exercised by the holders thereof. In connection therewith, the Company has repriced all outstanding warrants to $.15 and accelerated the vesting of all outstanding warrants and options as an inducement to their exercise by the holders thereof.

         The Company has agreed to terminate all the Company stock plans and outstanding and unexercised stock options as of a date not later than immediately prior to the closing date of the Merger. Any of the Company warrants outstanding at the Merger closing date, other than warrants held by PLL, will be converted and adjusted at the Merger closing date into warrants to purchase shares of Ilion in accordance with their terms.

         The Company has agreed that in the event that any holder of the Company warrants or options exercises such warrants or options prior to the merger, the Company will use all proceeds thereof (the "Exercise Funds") as follows: (1) the first three hundred fifty thousand dollars ($350,000) will be used by the

         Company to finance the operations of the Company in lieu of obtaining financing under the Bridge Loan Financing Agreements and (2) the second two hundred thousand dollars ($200,000) will be used by the Company to pay a portion of the accrued salary due and owing to Mr. Thomas Thomsen, the Company's former Chairman and Chief Executive Officer.

         Any Exercise Funds in excess of the foregoing five hundred fifty thousand dollars ($550,000) (the "Excess Exercise Funds") will be used by the Company to pay the Company's Continuing Costs directly by the Company. To the extent the Company pays its Continuing Costs through the Excess Exercise Funds rather than through Bridge Loan Financing funds, the Merger Securities to be distributed to the Company stockholders in the Merger shall be increased on the following basis: one share of PLL Common Stock will be added to the 3,500,000 Merger Securities for every $2.25 of Excess Exercise Funds received by the Company (the "Additional Merger Securities").

         Upon the approval of the Merger Agreement by the stockholders of the Company and until the closing of the Merger or the termination of the Merger Agreement, PLL has agreed to retain the Company as a consultant to PLL and the Company has agreed to provide management and technical services to PLL. The work product and new technology resulting from the Company's services to PLL will belong exclusively to PLL. The Company may not, directly or indirectly, engage in any conduct competitive to PLL during the term of the consulting arrangement.

         If the Merger is not consummated for any reason or the Merger is not approved by the Company stockholders by July 31, 2000 (or such later date agreed to by the Company and PLL) any advances from PLL to the Company under the Bridge Loan Financing Agreement will be converted into the Company's common stock at $0.10 per share (the "Common Conversion Shares") and except in the event of a PLL default under the Merger Agreement, PLL will be issued three year warrants to purchase
         7.5 million shares of the Company's common stock exercisable at $0.15 per share and PLL will have a first option to purchase the Company's technologies and processes at market value if the Company sells, goes into receivership, liquidation or the like. If the Merger Agreement is terminated other than in the event of a default of PLL, PLL will also have the right and option to purchase the Company's pilot plant and equipment at book value as of the date of the Merger Agreement.

         In connection with the Bridge Loan, the Company has granted PLL a non-exclusive worldwide license to use the Company's thin film technology and manufacturing methods solely as it relates to lithium-ion polymer batteries. Pursuant to the licensing agreement, PLL will pay to the Company a royalty equal to the higher of one percent of the net sales price of each licensed product manufactured, sold or otherwise disposed of during the term of the licensing agreement or the rate that applies to any license agreement entered into subsequent to October 1, 1999 (which rate will apply retroactively to October 1,
         1999). The funds advanced by PLL to the Company under the Bridge Loan will be deemed as an advance payment of royalty fees due under the licensing agreement.

         The Company has also agreed to enter into a Security Agreement and Assignment of Lease in favor of PLL upon the approval of the Merger by the Company stockholders (the "Approval Date") pursuant to which the Company will grant PLL a first priority security interest in all of the assets of the Company effective from the Approval Date until the closing of the Merger (the "Security Agreement"). The Security Agreement will grant PLL the right to foreclose on all of the Company's assets in the event of any bankruptcy of the Company or similar event. Pending the amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock, the Notes issued in connection with the bridge financing will be convertible into shares of Preferred Stock having the economic and voting equivalent of the Common Conversion Shares.

3.       OPERATIONS AND LIQUIDITY DIFFICULTIES AND MANAGEMENT'S PLANS TO
         OVERCOME:

         The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since its inception, the Company has incurred substantial operating losses and expects to incur additional operating losses over the next several years. Since December 1993, operations have been financed primarily through the use of proceeds from the sale of convertible debt and private placements of common and preferred stock. Continuation of the Company's operations is dependent upon the Bridge Loan and the closing of the merger described in Note 2. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         MANAGEMENT'S PLANS - During the last six years, the Company has recruited a new management team and a core technical staff with commercialization and battery technology expertise. The staff has expertise in technology, commercialization, process development, battery engineering and strategic alliance development. A modern research facility was leased and product development commenced. The Company's operating results to date are solely attributable to research and development activities, general and administrative expenses and interest expenses.

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

         The Company has raised approximately $16,532,000 since inception through various sales of convertible debt and common and preferred stock. Management believes that, as of March 31, 2000, the Bridge Loan commitments from PLL are sufficient to meet the Company's obligations through the next year.

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

4.       PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 2000 are summarized as follows:

         Laboratory equipment                                         $1,311,000
         Furniture and office equipment                                   98,000
         Leasehold improvements                                           45,000
                                                                      ----------
                                                                      $1,454,000
         Less: Accumulated depreciation and amortization               1,051,000
                                                                      ----------
                                                                        $403,000
                                                                      ==========

5.       STOCKHOLDERS' EQUITY

         In February 2000, options to purchase 1,710,000 shares of the Company's common stock were exercised, resulting in proceeds of $469,000 to the Company.

6.       SUBSEQUENT EVENTS

         In April of 2000, PLL advanced an additional $250,000 to the Company for working capital per the Bridge Loan, bringing the total Bridge Loan financing to $1,600,000.

         On May 5, 2000, the Company and PLL amended the Merger Agreement, the Convertible Promissory Notes and related documents to change the date by which the Company's shareholders must vote on the proposed merger from June 30, 2000 to July 31, 2000 and to amend the use of the Exercise Funds by the Company from the exercise of outstanding warrants or options as described above in Note 2.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

                          GENERAL AND PLAN OF OPERATION

The Company is a development stage company engaged in the business of developing and seeking to commercialize unique, solid state, lithium-ion polymer batteries for portable electronic devices and other applications such as the rapidly emerging hybrid electric vehicle market. The Company's pilot line production operations are regularly producing three generic sizes of thin flat cells, including a large 9 Ah cell (4"x8"x1/4"). The Company's patented and proprietary technology uses high performance fibers in composite battery structures and low cost continuous flow fiber web coating and handling processes for manufacturing. These new batteries represent a significant benefit to the end-user in terms of longer run times and thinner, flatter, lighter-weight form factors.

The Company's strategy is to commercialize and produce a new generation of solid state lithium polymer batteries based on seventeen years of research and development and a strong patent portfolio covering both the battery construction and manufacturing process unique to the battery industry. The proprietary technology uses high performance fibers in composite battery structures and low-cost lithium coating/handling methods for manufacturing. This technology encompasses lithium-ion polymer batteries (market entry in 2000) and lithium alloy polymer batteries (market entry in three to five years). The Company's target market is hybrid electric vehicles (HEVs) and mobile computing and communications applications which showcase the Company's thin, flat, lightweight and long run-time cells.

During March 1996, a continuous flow coating/laminating pilot line - sometimes referred to as the Demonstration Manufacturing Facility ("DMF") - was installed by the Company. This pilot line has been used to further define the Company's manufacturing technology and to sharpen manufacturing cost estimates. Through equipment augmentation and upgrade, this pilot line is in the process of transitioning to the "Plymouth Meeting Manufacturing Plant" (sometimes also referred to as the "PMMP") which the Company expects will serve as the production facility for battery cells which will be assembled into battery packs for Original Equipment Manufacturer ("OEM") customers.

Subject to the uncertainties discussed herein, it is anticipated that the PMMP will cost approximately $4.0 million to complete in 2000 including manufacturing equipment meeting applicable environmental regulatory standards. The Board of Directors of PLL has approved the purchase of the equipment necessary to complete the PMMP. The equipment will be owned by PLL and located within the Company's existing facility in Plymouth Meeting, Pennsylvania. There can be no assurance that the Company will be able to achieve the production capabilities that will be necessary in order to ultimately achieve commercialization or generate revenues or that PLL will provide all of the financing and equipment necessary to complete the PMMP.

The Company has been unprofitable since inception, expects to incur substantial additional operating losses over the next few years and needs significant additional financing to continue the development and commercialization of its technology. The Company does not expect to generate any significant revenues from operations during the fiscal year ending December 31, 2000.

                       MERGER WITH PACIFIC LITHIUM LIMITED

GENERAL

On January 19, 2000, the Company and Pacific Lithium Limited ("PLL") of Auckland, New Zealand signed an Agreement and Plan of Merger to merge their respective companies.

Prior to the Merger PLL will domesticate into the U.S. and become a Delaware corporation, change its name to Ilion Technology Corporation("Ilion") and consummate an initial public offering in the United States and NASDAQ listing of Ilion (the "Ilion IPO"). PLL has indicated that it expects to complete the Domestication in May 2000 and consummate the Ilion IPO during the second half of 2000 depending upon market and other factors. The Merger will be closed contemporaneously with the Ilion IPO; the offering will be made only by means of a prospectus.

The terms of the Merger and related bridge financing with PLL are described fully in the Company's Form 10-KSB for the year ended December 31, 1999. The following is a summary of amended provisions of the merger agreement, the amount of the currently outstanding bridge notes, the currently anticipated timing of the Company's meeting of stockholders and other related matters.

ILION SHARES TO BE ISSUED IN THE MERGER

In the Merger the Company will merge with and into Ilion and all of the outstanding shares of the Company's common stock will be exchanged for a total of 3,500,000 million shares of Ilion, subject to possible increase of up to 638,267 additional shares of Ilion common stock under circumstances relating to the number of the Company options and warrants exercised prior to the Merger as described herein (the "Merger Securities"). The 3,500,000 to 4,138,267 Merger Securities will be issued to the Company's stockholders on a pro-rata basis. Upon completion of the merger (based on the following assumed capital structure of Ilion after the Ilion IPO and the Merger), the Merger Securities will represent approximately 9.80% - 11.39% of Ilion's outstanding common stock and the merger exchange ratio will be between 14.28 and 14.10 shares of the Company's common stock for one share of Ilion:

--Company Stockholders are Issued 3,500,000 Ilion Shares in the Merger (9.80% of the outstanding stock of Ilion)

NUMBER OF ILION SHARES                     STOCKHOLDERS
-------------------------------------      ----------------------------------------------------------------------------
                          24,193,079       Shares owned by current Ilion stockholders (as of May 1, 2000)
                           8,000,000       Shares to be issued in the Ilion IPO
                           3,500,000       Base number of shares to be issued to the Company shareholders in the merger

                          35,693,079       Total number of outstanding Ilion shares

--Exchange Ratio Based on 3,500,000 Merger Shares

--Assuming 3,500,000 Ilion shares are issued in exchange for the 49,990,835 currently outstanding shares of the Company common stock, 14.28 shares of the Company's common stock would be exchanged for one share of Ilion common stock in the merger.

--Company Stockholders are Issued 4,138,267 Ilion Shares in the Merger (11.39% of the outstanding stock of Ilion)

NUMBER OF ILION SHARES                     STOCKHOLDERS
-------------------------------------      ----------------------------------------------------------------------------
                          24,193,079       Shares owned by current Ilion stockholders (as of May 1, 2000)
                           8,000,000       Shares to be issued in the Ilion IPO
                           3,500,000       Base number of shares to be issued to the Company shareholders in the merger
                             638,267       Additional Ilion shares to be issued to the Company shareholders assuming all the Company options and warrants are exercised prior to the merger
                          36,331,346       Total number of outstanding Ilion shares

--Exchange Ratio Based on 4,138,267 Merger Shares

Assuming 4,138,267 Ilion shares are issued in exchange for the 58,334,353 shares of the Company (comprised of the 49,990,835 shares of the Company's common stock outstanding as of May 1, 2000, 3,763,469 shares of the Company to be issued upon the exercise of the Company options and 4,590,049 shares of the Company to be issued upon the exercise of the Company warrants), 14.10 shares of the Company common stock would be exchanged for one share of Ilion common stock in the merger.

--Final Percentage of Ilion that Company Stockholders Will Own May Change

Since the final number of shares to be issued in the Ilion IPO may be more or less than 8 million shares, and Ilion may issue additional shares in connection with private placement financings prior to the Ilion IPO, the percentage of Ilion stock that the shares to be issued to the Company stockholders may decrease or increase from the 9.80%-11.39% range described above.

BRIDGE LOAN

Pursuant to the terms of a bridge loan between PLL and the Company, PLL has agreed to advance working capital to the Company. PLL has advanced $1,225,000 as of March 31, 2000 and $1,475,000 as of May 1, 2000 for working capital and $125,000 for the purchase of a packaging machine. In addition, PLL has agreed to advance to the Company ongoing funds required by the Company for ongoing employee, operating and administrative expenses excluding capital expenses. The Company believes that provided PLL advances the needed working capital to the Company until the consummation of the Merger, the Company will have sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through the date of the Merger.

The Company estimates that approximately $250,000 per month will be required by the Company for working capital until the date of the Merger. Under the agreements with PLL, the Company will offset a portion of the funds received by the Company upon the exercise of options and warrants against the funding otherwise required to be advanced by PLL under the Bridge Financing Agreement. If the Merger does not close until February 2002, a total of approximately $5,250,000 will be required by the Company for working capital from June 2000 until February 2002.

At March 31, 2000, PLL held $1,350,000 of convertible notes convertible into 13,500,000 shares of Common Stock at a conversion price of at $.10. At May 1, 2000, Ilion held $1,600,000 of convertible notes convertible into 16,000,000 shares of the Company common stock at a conversion price of $.10. The convertible notes are only convertible in the event of a default or if the Merger does not close by February 28, 2002 or is not approved by the Company stockholders by July 31, 2000 or such later date agreed to by Ilion. The Company may issue up to approximately $5,250,000 of additional notes to Ilion from June 2000 until February 2002, convertible into 52,500,000 shares of common stock at a conversion price of $.10 per share, and may issue to Ilion warrants to purchase 7,500,000 shares of the Company's common stock exercisable at $0.15 per share if the Merger is not consummated. The notes will not be converted into the Company common stock and the warrants will not be issued to Ilion if the Merger is closed.

The percentage ownership of the Company that Ilion will own if there is a default under the bridge financing agreement or in the event the Merger is not closed will depend on the amount of funds advanced by Ilion to the Company. If Ilion advances another $5,250,000 in addition to the $1,600,000 advanced through May 1, 2000, and the notes were converted, Ilion would own approximately 68,500,000 shares of the Company common stock, which would represent approximately 58% of the Company's outstanding common stock on a fully diluted basis. If the Merger is completed, the notes will not be converted into the Company's common stock and no warrants will be issued to Ilion.

The bridge financing agreement does not contain a maximum amount of funding that may be advanced under such agreement. Accordingly, there is no maximum number of notes that may be issued to PLL. The amount of the notes will be related to the working capital requirements of the Company and the length of time until the Merger is completed.

LTC STOCKHOLDER MEETING TO CONSIDER THE MERGER

The consummation of the Merger is contingent upon certain closing conditions being met by the parties including the approval of the Merger by the stockholders of the Company and PLL and the closing of the Ilion IPO. The Company will hold a meeting of the stockholders to consider and approve the Merger and prior to the meeting the Company and PLL will mail a proxy statement and prospectus to all of the Company stockholders with complete information on the Merger, PLL and the securities to be received by the Company stockholders in the Merger. The closing of the Merger will occur contemporaneously with the Ilion IPO, assuming the remaining closing conditions have been met.

Pursuant to Amendment Agreement No.2 to the Merger Agreement dated May 5, 2000, the Company is required to obtain the approval of the Merger by the Company's stockholders by July 31, 2000, unless such date is further extended by the Company and PLL. The Company and PLL currently have targeted a closing to occur within 90 days of the Company stockholder meeting. If the expected consummation date for the Ilion IPO is after September 30, 2000 the Company and PLL intend to change the date of the Company stockholder meeting date so that the closing date will not be more than 90 days after the Company stockholder meeting date. While the Company and PLL currently contemplate a July 31, 2000 Company stockholder meeting date and a closing date by September 30, 2000, the meeting and the closing dates may occur on later dates, but in no event may the closing date be beyond February 28, 2002.

TREATMENT OF THE COMPANY OPTION AND WARRANT PROCEEDS

Pursuant to Amendment Agreement No. 2 to the Merger Agreement dated May
5, 2000 the Company and PLL amended the provisions of the Merger Agreement relating to the use of the option and warrant proceeds. The Amendment No.2 provides that in the event that any holder of the Company warrants or options exercises such warrants or options prior to the Merger, the Company will use all proceeds thereof (the "Exercise Funds") as follows: (1) the first three hundred fifty thousand dollars ($350,000) will be used by the Company to finance the operations of the Company in lieu of obtaining financing under the Bridge Loan Financing Agreements and (2) the second two hundred thousand dollars ($200,000) will be used by the Company to pay a portion of the accrued salary due and owing to Mr. Thomas Thomsen, the Company's former Chairman and Chief Executive Officer.

Any Exercise Funds in excess of the foregoing five hundred fifty thousand dollars ($550,000) (the "Excess Exercise Funds") will be used by the Company to pay the Company's Continuing Costs directly by the Company. To the extent the Company pays its Continuing Costs through the Excess Exercise Funds rather than through Bridge Loan Financing funds the Merger Securities to be distributed to the Company stockholders in the Merger will be increased on the following basis: one share of PLL Common Stock shall be added to the base number of 3,500,000 Merger Securities for every $2.25 of Excess Exercise Funds received by the Company (the "Additional Merger Securities"). The Additional Merger Securities will be distributed to the Company's stockholders on the same basis as the Merger Securities.

              LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

The Company has financed its operations since inception with convertible debt and private placements of common and preferred stock and has raised approximately $16.5 million, including $1,350,000 from PLL as of March 31, 2000.

At March 31, 2000, the Company had cash and cash equivalent of $340,000, fixed assets of $403,000 and other assets of $21,000. The Company's total liabilities were $2,094,000 consisting of accounts payable, accrued salaries, and accrued expenses in the amount of $744,000 and convertible promissory notes payable to PLL in the amount of $1,350,000. The Company had a working capital deficit of $380,000 on March 31, 2000 as compared to a working capital deficit of $553,000 on December 31, 1999.

The Company's cash and cash equivalents increased by approximately $302,000 from December 31, 1999 to March 31, 2000. The working capital and cash increase is attributable primarily to the bridge financing.

The Company's stockholders' deficiency was $1,306,000 at March 31, 2000, after giving effect to an accumulated deficit of $48,615,000 which consisted of $41,750,000 accumulated deficit during the development stage from July 21, 1989 through March 31, 2000 and $6,865,000 accumulated deficit from prior periods. The Company expects to incur substantial operating losses as it continues its commercialization efforts.

Pursuant to the terms of a Bridge Loan, PLL has agreed to advance working capital to the Company until the closing of the Merger. PLL has advanced a total of U.S. $1,225,000 through March 31, 2000 for working capital and

$125,000 for the purchase of a packaging machine. In addition, PLL has agreed to advance to the Company ongoing funds required by the Company for ongoing employee, operating and administrative expenses excluding capital expenses. Beginning in October 1999 and until the closing of the Merger, PLL has provided and will continue to provide working capital for the Company. The Company believes that provided PLL advances the needed working capital to the Company until the consummation of the Merger, the Company will have sufficient capital resources to meet its needs and satisfy its obligations through the date of the Merger. The Company does not currently have sufficient cash to achieve all its development and production objectives.

If the Company does not consummate the Merger, the Company will assess all available alternatives including a sale of the assets of the Company to another party or a merger with another party, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

                              RESULTS OF OPERATIONS

The Company had no revenues from commercial operations for the three months ended March 31, 2000 and 1999. Engineering, research and development expenses were $346,000 for the three months ended March 31, 2000 compared to $356,000 for the three months ended March 31, 1999. The decrease of $10,000 was due primarily to decreased lab supplies and consulting expenses.

General and administrative expenses were $512,000 for the three months ended March 31, 2000 compared to $364,000 for the three months ended March 31, 1999. The increase of $148,000 was due primarily to increased legal expenses associated with the PLL merger.

Interest income for the three months ended March 31, 2000 was $3,000 with no interest expense compared to $19,000 of interest expense (net of interest income of $9,000) for the three months ended March 31, 1999. The decrease in interest expense for the comparable periods is attributable to the conversion of the Company's convertible term notes into common stock.

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

                   None.

ITEM 5.         OTHER INFORMATION

                   None.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                   a)      Exhibits

                           2.2 Amendment Agreement No. 1 dated March 31, 2000 between Pacific Lithium Limited and the Company.(1)

                           2.3 Amendment Agreement No. 2 dated May 5, 2000 between Pacific Lithium Limited and the Company.(2)

                           2.4 Agreement and Plan of Merger, dated January 19, 2000, between Pacific Lithium Limited and Lithium Technology Corporation, as amended and restated on May 12, 2000.(2)

                           3.5 Certificate of Designation of Series A Preferred Stock of the Company.(2)

                           10.44 Lease Extension, dated February 3, 2000, between PMP Whitemarsh Associates and the Company.(1)

                           10.45 Agreement dated May 5, 2000, between the Company and Thomas Thomsen.(2)

                  b)       Form 8-K Reports during the Quarter Ended March 31,
                           2000

                           Form 8-K dated January 19, 2000 announcing the execution of the Merger Agreement between the Company and Pacific Lithium Limited.

(1) Incorporated herein by reference to the Company's Report on Form 10-KSB for the fiscal year ended December 31, 1999.

(2) Incorporated herein by reference to the Company's Registration Statement on Form S-4 filed on May 12, 2000.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LITHIUM TECHNOLOGY CORPORATION



                              By:  /s/ David J. Cade
                                   David J. Cade, Chairman and Chief Executive
                                   Officer (Chief Executive Officer and Acting
                                   Principal Financial Officer)



May 15, 2000