Form 10QSB
period 2000-06-30
LITHIUM TECHNOLOGY CORP
filed 2000-08-14
CIK 804154

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

         (Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For The Quarterly Period Ended June 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2000: 51,030,138 shares of Common Stock

           Transitional Small Business Disclosure Format (check one):

                             Yes        No X
                                ---       ---

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                                                               PAGE
                                       PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - June 30, 2000 (Unaudited)
                               and December 31, 1999                                                              1

                  Consolidated Statements of Operations -Three Months and Six Months
                               Ended June 30, 2000 and 1999, and Period From
                               July 21, 1989 (Date of Inception) to June 30, 2000 (Unaudited)                     2

                  Consolidated Statements of Changes in Stockholders'
                               Equity (Deficiency) - Six Months Ended June 30, 2000 (Unaudited)                   4

                  Consolidated Statements of Cash Flows - Six Months
                               Ended June 30, 2000 and 1999, and Period from
                               July 21, 1989 (Date of Inception) to June 30, 2000 (Unaudited)                     5

                               Notes to Consolidated Financial Statements - Six Months
                               Ended June 30, 2000 (Unaudited)                                                    7

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                            12

                                        PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                                                              18

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS                                                      18


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                                                                18

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                            18

ITEM 5.           OTHER INFORMATION                                                                              18

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                                               18

                         PART I - FINANCIAL INFORMATION

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS


ITEM 1. FINANCIAL STATEMENTS

                                                                        June 30, 2000      December 31, 1999
                                                                        -------------      -----------------
                                                                         (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                          $    278,000         $     38,000
     Accounts receivable                                                       1,000               21,000
     Other current assets                                                      1,000               18,000
                                                                        ------------         ------------

         Total Current Assets                                                280,000               77,000
                                                                        ------------         ------------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF
$1,078,000 AND $1,024,000
                                                                             400,000              430,000

SECURITY DEPOSITS                                                             21,000               21,000
                                                                        ------------         ------------

         Total assets                                                   $    701,000         $    528,000
                                                                        ============         ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Accounts payable                                                   $    484,000         $    164,000
     Accrued salaries                                                        458,000              366,000
     Other accrued expenses                                                  100,000              100,000
                                                                        ------------         ------------

         Total current liabilities                                         1,042,000              630,000
                                                                        ------------         ------------

LONG-TERM LIABILITIES:
     Convertible Promissory Notes                                          2,063,000              818,000
                                                                        ------------         ------------

         Total liabilities                                                 3,105,000            1,448,000
                                                                        ------------         ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY):
     Common stock, par value $.01 per share:
     Authorized - 125,000,000 shares
     Issued and outstanding - 50,104,919 and 48,280,749 shares               501,000              483,000
     Additional paid-in capital                                           46,838,000           46,357,000
     Accumulated deficit                                                  (6,865,000)          (6,865,000)
     Deficit accumulated during development stage                        (42,878,000)         (40,895,000)
                                                                        ------------         ------------

         Total stockholders' equity (deficiency)                          (2,404,000)            (920,000)
                                                                        ------------         ------------
                                                                        $    701,000         $    528,000
                                                                        ============         ============

See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                Three Months Ended June 30,
                                                                ---------------------------
                                                                 2000                1999
                                                                 ----                ----
                                                              (Unaudited)         (Unaudited)
REVENUES:
     Development contracts                                   $          0         $     22,000
                                                             ------------         ------------

COSTS AND EXPENSES:
     Engineering, research and development                        481,000              351,000
     General and administrative                                   651,000              346,000

                                                                1,132,000              697,000
OTHER INCOME (EXPENSE):
     Interest expense, net of interest income                       4,000                5,000

                                                                    4,000                5,000
                                                             ------------         ------------

NET LOSS                                                     $ (1,128,000)        $   (670,000)
                                                             ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
                                                               50,002,000           43,367,000

BASIC AND DILUTED NET LOSS PER SHARE:                        $       (.02)        $       (.02)
                                                             ============         ============

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                 Period from
                                                                           Six Months Ended June 30,           July 31, 1989 to
                                                                           -------------------------           ----------------
                                                                           2000                1999             June 30, 2000
                                                                           ----                ----             -------------
                                                                       (Unaudited)         (Unaudited)           (Unaudited)
REVENUES:
     Development contracts                                            $          0         $     44,000         $    168,000
                                                                      ------------         ------------         ------------

COSTS AND EXPENSES:
     Engineering, research and development                                 827,000              707,000            9,223,000
     General and administrative                                          1,163,000              710,000           13,047,000
     Stock based compensation expense                                           --                   --            1,769,000
                                                                      ------------         ------------         ------------
                                                                         1,990,000            1,417,000           24,039,000
                                                                      ------------         ------------         ------------
OTHER INCOME (EXPENSE):
     Interest expense, net of interest income                                7,000              (14,000)          (1,816,000)
     Interest expense related to beneficial conversion feature                  --                   --          (17,841,000)
     Other non-operating income                                                 --                   --              650,000
                                                                      ------------         ------------         ------------

                                                                             7,000              (14,000)         (19,007,000)
                                                                      ------------         ------------         ------------

NET LOSS                                                              $ (1,983,000)        $ (1,387,000)        $(42,878,000)
                                                                      ============         ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
                                                                        49,607,000           40,857,000

BASIC AND DILUTED NET LOSS PER SHARE:                                 $       (.04)        $       (.03)
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

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                                                       During
                                                     Common Stock                Additional       Accumulated        Development
                                               Shares           Amount        Paid-In Capital       Deficit            Stage
                                               ------           ------        ---------------       -------            -----
BALANCES AT DECEMBER  31, 1999               48,280,749      $    483,000      $ 46,357,000      ($ 6,685,000)      ($40,895,000)

Six months ended June 30, 2000:
Issuance of Common Stock:
     Upon conversion of Stock Options         1,824,170            18,000           481,000
Net loss                                             --                --                --                --         (1,983,000)
                                           ------------      ------------      ------------      ------------       ------------

BALANCES AT JUNE 30, 2000                    50,104,919      $    501,000      $ 46,838,000      ($ 6,865,000)      ($42,878,000)
                                           ============      ============      ============      ============       ============


See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                        Period From
                                                                                                                       July 21, 1989
                                                                                                                         (Date of
                                                                                       Six Months Ended                  Inception)
                                                                                           June 30,                          to
                                                                                     2000               1999           June 30, 2000
                                                                                     ----               ----           -------------
                                                                                  (Unaudited)        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                         $ (1,983,000)      $ (1,387,000)      $(42,878,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Interest expense relating to the beneficial conversion feature of the
   Senior Secured Convertible Note                                                         --                 --         17,841,000
   Depreciation                                                                        54,000            115,000          1,080,000
   Amortization of debt issue costs                                                        --              8,000          1,070,000
   Common stock issued at prices below fair market value                                                                  1,167,000
   Repricing of outstanding warrants                                                                                        602,000
   Reduction of accrued expenses                                                           --                              (270,000)
   Common stock issued in lieu of interest                                                               158,000          1,915,000
   Fair value of warrants and option granted for services rendered                         --                 --            209,000
   Common stock issued for services provided                                                              75,000            273,000
   Common stock issued upon settlement of litigation                                       --                 --            125,000
   Expenses paid by shareholder on behalf of Company                                       --                 --             79,000
Changes in operating assets and liabilities:
   Accounts receivable                                                                 20,000             51,000             (1,000)
   Other current assets                                                                17,000              5,000             15,000
   Security and equipment deposits                                                         --                 --            (21,000)
   Accounts payable, accrued expenses and customer deposits                           412,000             55,000          2,559,000
   Due to related parties                                                                  --                 --           (118,000)
                                                                                 ------------       ------------       ------------
     Net cash used in operating activities                                         (1,480,000)          (920,000)       (16,353,000)
                                                                                 ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                (24,000)                --         (1,230,000)
   Other                                                                                   --                 --             94,000
                                                                                 ------------       ------------       ------------

Net cash provided by (used in) investing activities                                   (24,000)                --         (1,136,000)
                                                                                 ------------       ------------       ------------

CASH FLOW FROM FINANCING ACTIVITIES:                                                                          --
   Proceeds received from Convertible Promissory Notes                              1,245,000                 --          2,063,000
   Net advance repayable only out of proceeds of public offering                           --                 --            471,000
   Proceeds received upon issuance of common stock                                         --                 --          3,789,000
   Proceeds received from issuance of preferred stock, net of related costs                --                 --            100,000
   Proceeds received upon exercise of options and warrants, net of costs              499,000                 --          1,136,000
   Net advances by former principal stockholder                                            --                 --            321,000
   Proceeds from sale of convertible debt                                                  --                 --         10,874,000
   Debt issue costs                                                                        --                 --           (887,000)
   Repayment of convertible debt                                                           --                 --           (100,000)
                                                                                 ------------       ------------       ------------
     Net cash provided by financing activities                                      1,744,000                 --         17,767,000
                                                                                 ------------       ------------       ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               240,000           (920,000)           278,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         38,000          1,073,000                 --
                                                                                 ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $    278,000       $    153,000       $    278,000
                                                                                 ============       ============       ============

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED

                                                                                                                        Period From
                                                                                                                       July 21, 1989
                                                                                                                         (Date of
                                                                                       Six Months Ended                  Inception)
                                                                                           June 30,                          to
                                                                                     2000               1999           June 30, 2000
                                                                                     ----               ----           -------------
                                                                                  (Unaudited)        (Unaudited)        (Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION:
   Contribution to capital by former principal stockholder                                --                 --          $3,659,000
   Related party debt exchanged for convertible debt                                      --                 --          $  321,000
   Exchange of indebtedness to former principal stockholder for common stock              --                 --          $  445,000
   Issuance of common stock for services and accrued salaries                             --                 --          $  501,000
   Exchange of equipment and accrued rent for common stock                                --                 --          $  271,000
   Subordinated notes and related accrued interest exchanged for Series A                 --                 --          $3,300,000
      preferred stock
   Exchange of convertible debt for convertible preferred stock                           --                 --          $  356,000
   Conversion of convertible debt and accrued interest into common stock,
      net of unamortized debt discount                                                    --                 --          $9,947,000
   Exchange of advances repayable only out of proceeds of public offering
      for common stock                                                                    --                 --          $  471,000
   Deferred offering costs on warrants exercised                                          --                 --          $   88,000
   Issuance of warrants in settlement of litigation for debt issue costs and for
      services rendered                                                                   --                 --          $  364,000
   Common stock issued for costs related to 10% promissory notes                          --                 --          $  525,000

See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2000

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1999. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any interim period.

2.       COMPANY BUSINESS AND RECENT DEVELOPMENTS

         Lithium Technology Corporation together with its wholly-owned subsidiary, Lithion Corporation ("Lithion"), collectively referred to as the "Company", are development stage companies in the process of commercializing a unique, solid-state, lithium polymer rechargeable battery. The Company is engaged in research and development activities and pilot line manufacturing operations to further develop and exploit this battery technology and also holds various patents relating to such batteries. The Company is in the late stages of developing and commercializing innovative rechargeable solid-state lithium-ion polymer batteries for Hybrid Electric Vehicle (HEV) and Electric Vehicle (EV) applications.

         The date of inception of the Company's development stage is July 21, 1989. At that time, the Company exchanged its capital stock for all of the capital stock of Lithion and an equipment manufacturing operating company in a reverse acquisition. The operating company was divested in November 1993. The accumulated deficit associated with the operating company of $6,865,000 has been segregated from the Company's deficit accumulated during the development stage in the accompanying consolidated financial statements.

         On January 19, 2000, the Company and Pacific Lithium Limited ("PLL") of Auckland, New Zealand signed an Agreement and Plan of Merger to merge their respective companies (the "Merger"). The Merger will require the approval of the stockholders of the Company and PLL.

         PLL is an unlisted New Zealand company which carries on research, development and production of specialized lithium chemistries for use in the lithium battery industry. PLL commercially produces high and premium grade lithium carbonate using proprietary processes and has developed or is the exclusive licensee of lithium manganese cathode products, lithium polymers and their production processes. PLL has an exclusive licensing arrangement with the Massachusetts Institute of Technology (MIT) and the National Research Council of Canada to commercialize proprietary electrode and electrolyte polymers. PLL is a significant supplier of high quality battery-specific lithium carbonate to Japanese cathode and electrolyte suppliers. PLL has developed and is sampling customers with patented high temperature stable, layered manganese cathode materials which will be suitable for both the HEV and portable applications markets. PLL's plant to commercially produce these cathode materials is scheduled to be commissioned in 2000.

         Prior to the Merger, PLL will domesticate into the U.S. and become a Delaware corporation pursuant to the provisions of Section 388 of the Delaware Corporation Law (the "Domestication"), change its name to Ilion Technology Corporation ("Ilion") and consummate an initial public offering in the United States and NASDAQ listing of Ilion (the "Ilion IPO"). PLL has indicated that it expects to consummate the Domestication and the Ilion IPO during the November 2000-February 2001 timeframe, depending upon market and other factors.

         In the Merger, the Company will merge with and into Ilion and all of the outstanding shares of the Company's common stock will be exchanged for an aggregate of 3.5 million shares of Ilion, subject to possible increase of up to 639,044 additional shares of Ilion common stock under certain circumstances relating to the number of the Company options and warrants exercised prior to the merger (the "Merger Securities"). The Merger Securities will be issued to the Company stockholders on a pro-rata basis. Based on the currently contemplated capital structure of Ilion after the Ilion IPO, these shares will represent approximately 9-12% of Ilion's outstanding shares of common stock. Such ownership percentage is not guaranteed by the Merger Agreement and would be further diluted by any additional issuances of PLL or Ilion shares prior to the Merger.

         The consummation of the Merger is contingent upon certain closing conditions being met by the parties including the approval of the Merger by the stockholders of the Company and PLL and the closing of the Ilion IPO. Pursuant to Amendment No. 3 to the Merger Agreement entered into on June 6, 2000, the Ilion IPO will be completed prior to, rather than contemporaneously with, the Merger and the LTC shareholder meeting will be held as soon as practicable after completion of the Ilion IPO. The Company expects that the Merger will be closed within 90 days of the Ilion IPO assuming the remaining closing conditions have been met. Based on PLL's currently contemplated Ilion IPO in the November 2000-February 2001 timeframe, the Merger closing date would follow in the February -May 2001 timeframe. Both the Ilion IPO and the Merger closing date may occur on later dates, but in no event may the Merger closing date be beyond February 28, 2002.

         Prior to the shareholder meeting, the Company and PLL will mail a proxy statement and prospectus to all of the Company stockholders with complete information on the Merger, PLL and the securities to be received by the Company stockholders in the Merger.

         Pursuant to the terms of a Bridge Loan Financing Agreement entered into as of November 29, 1999 (the "Bridge Loan"), PLL has agreed to advance working capital to the Company. PLL has advanced a total of U.S. $2,063,000 as of June 30, 2000 for working capital and the purchase of a packaging machine. These advances are referred to as Convertible Promissory Notes on the Company's balance sheets. In addition, PLL has agreed to advance to the Company funds required by the Company for ongoing employee, operating and administrative expenses, excluding capital expenses (the "Company's Continuing Costs").

         If the Merger is not consummated for any reason, any advances from PLL to the Company under the Bridge Loan Financing Agreement will be converted into the Company's common stock at $0.10 per share (the "Common Conversion Shares") and except in the event of a PLL default under the Merger Agreement, PLL will be issued three year warrants to purchase 7.5 million shares of the Company's common stock exercisable at $0.15 per share and PLL will have a first option to purchase the Company's technologies and processes at market value if the Company sells, goes into receivership, liquidation or the like. The Merger Agreement also provides that if the Merger Agreement is terminated other than in the event of a default of PLL and after approval of the Merger by the Company's stockholders, PLL will have the right and option to purchase the Company's pilot plant and equipment at book value as of the date of the Merger Agreement.

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

         The Company has agreed that prior to the Merger Closing Date, it will use its best efforts to cause all outstanding warrants and options issued by the Company to be exercised by the holders thereof. In connection therewith, the Company has approved the repricing of all outstanding warrants to $.15 and acceleration of the vesting of all outstanding warrants and options provided that the holder of the warrant consents to a new termination date of the warrant of the earlier of the original expiration date and the date 30 days prior to the closing date of the Merger as an inducement to their exercise by the holders thereof.

         The Company has agreed to terminate all the Company stock plans and outstanding and unexercised stock options as of a date not later than immediately prior to the closing date of the Merger. Any of the Company warrants outstanding at the Merger closing date that are not terminated, other than warrants held by PLL, will be converted and adjusted at the Merger closing date into warrants to purchase shares of Ilion in accordance with their terms.

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

         On June 15, 2000 the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock authorized for issuance by the Company from 50 million to 125 million. The Amendment became effective June 19, 2000.

         Effective June 30, 2000 Dr. George Ferment resigned as the President, Chief Operating Officer and Chief Technology Officer of the Company, and a director of the Company, and will continue to provide consulting services to the Company.

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

         MANAGEMENT'S PLANS - During the last six years, the Company has recruited a new management team and a core technical staff with commercialization and battery technology expertise. The staff has expertise in technology, commercialization, process development, battery engineering, strategic alliance development and sales and marketing. A modern research facility was leased and product development commenced. The Company's operating results to date are solely attributable to research and development activities, general and administrative expenses and interest expenses.

         The Company has worked closely with selected portable electronics OEMs over the past several years, exploring various notebook computer, PDA and wireless handset applications. However, based on emerging market opportunities and as part of the strategy of merging into Ilion, as described herein, LTC has now refocused its unique large footprint cell manufacturing technology and market activities to concentrate on automotive battery applications, including HEVs. LTC is developing a 3 kWh lithium-ion polymer HEV battery which meets generic specifications of existing HEVs. Completion of the first working prototype is targeted for the third quarter of 2000.

         Until the closing of the Merger, LTC and PLL are working together as partners in leveraging their combined vertical integration capabilities and patented/proprietary technologies encompassing: (1) secured access to one of the world's largest unexploited lithium reserves; (2) advanced carbonate and cathode materials; (3) composite fiber web cell structures; (4) unique web handling manufacturing processes; and (5) lithium recycling. The two companies are targeting global market opportunities involving HEV batteries, portable electronics, and other selected large footprint cell applications. Ilion is also planning to establish joint venture manufacturing and distribution relationships with selected partners around the world. While LTC will focus on automotive battery applications, LTC process technology will be applied by Ilion joint venture partners for other applications.

         The Company's working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of the Company's research and development program, the levels and resources that the Company devotes to the upgrade of manufacturing processes and marketing capabilities, technological advances, the status of competitors and the ability of the Company, including PLL, subsequent to the merger to establish collaborative arrangements with other companies to provide an expanded capacity to market and manufacture the Company's products.

         The Company has raised approximately $17,245,000 since inception through various sales of convertible debt and common and preferred stock. Management believes that, as of June 30, 2000, the Bridge Loan commitments from PLL are sufficient to meet the Company's obligations through the next year.

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

4.       PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 2000 are summarized as follows:

         Laboratory equipment                                      $1,326,000
         Furniture and office equipment                                98,000
         Leasehold improvements                                        54,000
                                                                   ----------
                                                                   $1,478,000
         Less: Accumulated depreciation and amortization            1,078,000
                                                                   ----------
                                                                     $400,000
                                                                   ==========

5.       STOCKHOLDERS' EQUITY

         In February and June 2000, options to purchase 1,824,000 shares of the Company's common stock were exercised, resulting in proceeds of $499,000 to the Company.

6.       SUBSEQUENT EVENTS

         In July and August of 2000, PLL advanced an additional $400,000 to the Company for working capital per the Bridge Loan, bringing the total Bridge Loan financing to $2,463,000.

         In July and August of 2000, options to purchase 1,029,302 shares of the Company's common stock were exercised, resulting in proceeds of $276,458 to the Company. The Company used $160,000 of these proceeds to pay accrued salaries owed to a former officer of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

                          GENERAL AND PLAN OF OPERATION

Lithium Technology Corporation ("LTC" or the "Company") is a development stage company that is in the late stages of producing innovative rechargeable solid-state lithium-ion polymer batteries with a principal focus on Hybrid Electric Vehicle (HEV) and Electric Vehicle (EV) applications. The Company believes its battery technology offers higher energy densities, lighter weight and improved run-times in a thinner, flatter form factor than current competing batteries, while being safe for end-users and friendly to the environment. LTC also believes it has significant competitive advantages in the manufacturing process over other battery manufacturers in the process of commercializing lithium-ion polymer technology. The Company's batteries are based on its patented and proprietary web structure technology which the Company believes offers significant manufacturing efficiencies, including yield and cost advantages over competing technologies. To date, the Company has delivered limited quantities of prototype batteries and component cells for evaluation to selected battery pack integrators and portable electronics Original Equipment Manufacturers ("OEMs"). LTC has an experienced management team and a strong technical staff with relevant experience in battery technology and applications, thin-film manufacturing, capital raising, and global marketing, sales and strategic alliances.

The Company is currently engaged in routine pilot production operations, regularly producing 4" x 8" x 1/4" 10 Ah flat cells ideal for HEVs and other large battery applications. The Company's cells produced on the pilot line are now achieving energy densities of 140 Wh/Kg and 320 Wh/l, with over 500 discharge cycles, which compares very favorably with the best liquid lithium-ion cells in the marketplace. The Company's intellectual property rights portfolio includes 25 issued U.S. patents, 8 patents pending and 61 new applications in process.

The Company's proprietary web structure allows the use of conventional coating materials and standard coating/laminating machinery thereby allowing LTC to be a low-cost producer of high quality product. The patented web structure is three dimensional, providing a thin, flat and lightweight cell with unparalleled stability, performance and ease of manufacturing. The end result is a battery with a significant energy density advantage (longer run times) which can be adapted to any size, shape and configuration versus the standard liquid electrolyte batteries.

The Company has worked closely with selected portable electronics OEMs over the past several years, exploring various notebook computer, PDA and wireless handset applications. However, based on emerging market opportunities and as part of the strategy of merging into Ilion, as described further below, LTC has now refocused its unique large footprint cell manufacturing technology and market activities to concentrate on automotive battery applications, including HEVs. LTC is developing a 3 kWh lithium-ion polymer HEV battery which meets generic specifications of existing HEVs. Completion of the first working prototype is targeted for the third quarter of 2000.

LTC emerged from Hope Technologies in 1994, with recruitment of a new management team which has brought the Company to its current position. The Company's focus has been on the optimization and commercialization of its battery technology, validating and perfecting the continuous flow manufacturing process, and forming key strategic alliances.

In January 2000, LTC and Pacific Lithium Limited ("PLL") of New Zealand signed an agreement to merge their respective battery technologies and operation into a new U.S. public corporation, Ilion Technology Corporation ("Ilion"). Until the closing of the Merger, LTC and PLL are working together as partners in leveraging their combined vertical integration capabilities and patented/proprietary technologies encompassing: (1) secured access to one of the world's largest unexploited lithium reserves; (2) advanced carbonate and cathode materials; (3) composite fiber web cell structures; (4) unique web handling manufacturing processes; and
(5) lithium recycling. The two companies are targeting global market opportunities involving HEV batteries, portable electronics, and other selected large footprint cell applications. Ilion is also planning to establish joint venture manufacturing and distribution relationships with selected partners around the world. While LTC will focus on automotive battery applications, LTC process technology will be applied by Ilion joint venture partners for other applications.

The new combined entity is expected to have a unique position in the lithium polymer battery market, providing a proprietary vertical integration capability that will range from ultra high grade lithium materials to reinforced composite battery structures, with low cost, high yield thin film manufacturing processes. This combination of technologies, capabilities and people - coupled with selected joint venture partners for global manufacturing and distribution - will enable the new company to become the low cost provider of high quality and high performance lithium polymer batteries. Targeted end user applications for Ilion and its array of technologies include rapidly emerging markets for large footprint batteries such as HEVs, as well as the more traditional portable electronics market.

LTC, which has been unprofitable since inception, expects to incur substantial additional operating losses over the next few years and needs significant additional financing to continue the development and commercialization of its technology. LTC does not expect to generate any significant revenues from operations during the fiscal year ending December 31, 2000.


                       MERGER WITH PACIFIC LITHIUM LIMITED

GENERAL

On January 19, 2000, LTC and Pacific Lithium Limited of Auckland, New Zealand signed an Agreement and Plan of Merger to merge their respective companies. The terms of the Merger and related bridge financing with PLL are described fully in the Company's Form 10-KSB for the year ended December 31, 1999 and subsequent filings under the Securities Exchange Act of 1934. The following is a summary of provisions of the Merger Agreement amended during the current fiscal quarter, the amount of the currently outstanding bridge notes, the currently anticipated timing of the Company's meeting of stockholders and other related matters.

Prior to the Merger, PLL will domesticate into the U.S. and become a Delaware corporation pursuant to the provisions of Section 388 of the Delaware Corporation Law (the "Domestication"), change its name to Ilion Technology Corporation ("Ilion") and consummate an initial public offering in the United States and NASDAQ listing of Ilion (the "Ilion IPO"). PLL has indicated that it expects to consummate the Ilion IPO during the November 2000-February 2001 timeframe, depending upon market and other factors and complete the Domestication prior to the Ilion IPO.

In the Merger, the Company will merge with and into Ilion and all of the outstanding shares of the Company common stock will be exchanged for an aggregate of 3.5 million shares of Ilion, subject to possible increase of up to 639,044 additional shares of Ilion common stock under certain circumstances relating to the number of the Company options and warrants exercised prior to the merger. (the "Merger Securities"). The Merger Securities will be issued to the Company stockholders on a pro-rata basis. Assuming that all of the LTC options and warrants are exercised prior to the Merger a total of 4,138,267 shares of Ilion common stock will be issued in the merger and based on the foregoing 14.10 shares of LTC common stock would be converted into one share of Ilion in the Merger. Based on the currently contemplated capital structure of Ilion after the Ilion IPO, these shares will represent approximately 9-12% of Ilion's outstanding shares of common stock. Such ownership percentage is not guaranteed by the Merger Agreement.

The consummation of the Merger is contingent upon certain closing conditions being met by the parties including the approval of the Merger by the stockholders of the Company and PLL and the closing of the Ilion IPO. Pursuant to Amendment No. 3 to the Merger Agreement entered into on June 6, 2000, the Ilion IPO will be completed prior to, rather than contemporaneously with, the Merger and the LTC shareholder meeting will be held as soon as practicable after completion of the Ilion IPO. The Company expects that the Merger will be closed within 90 days of the Ilion IPO assuming the remaining closing conditions have been met. Based on PLL's currently contemplated Ilion IPO in the November 2000-February 2001 timeframe, the Merger closing date would follow in the February -May 2001 timeframe. Both the Ilion IPO and the Merger closing date may occur on later dates, but in no event may the Merger closing date be beyond February 28, 2002.

BRIDGE LOAN

Pursuant to the terms of a bridge loan between PLL and the Company, PLL has agreed to advance working capital to the Company. PLL has advanced $1,938,000 as of June 30, 2000 and $2,338,000 as of August 10, 2000 for working capital and $125,000 for the completion of the purchase of a packaging machine. In addition, PLL has agreed to advance to the Company ongoing funds required by the Company for ongoing employee, operating and administrative expenses excluding capital expenses. The Company believes that provided PLL advances the needed working capital to the Company until the consummation of the Merger, the Company will have sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through the date of the Merger. However, there can be no assurance that funding will be continued to be provided by PLL in the amounts necessary to meet all of the Company's obligations.

If the Merger is not consummated for any reason any advances from PLL to the Company under the Bridge Loan Financing Agreement will be converted into the Company common stock at $0.10 per share (the "Common Conversion Shares") and except in the event of a PLL default under the Merger Agreement, PLL will be issued three year warrants to purchase 7.5 million shares of the Company common stock exercisable at $0.15 per share and PLL will have a first option to purchase the Company's technologies and processes at market value if the Company sells, goes into receivership, liquidation or the like. The Merger Agreement also provides that if the Merger Agreement is terminated other than in the event of a default of PLL and after approval of the Merger by the Company's stockholders, PLL will have the right and option to purchase the Company's pilot plant and equipment at book value as of the date of the Merger Agreement.

The Company estimates that approximately $1,200,000 will be required by the Company for working capital from September 2000-December 2000 and that the Company will require approximately $250,000-$300,000 per month thereafter and through the closing of the Merger. Under the agreements with PLL, the Company will offset a portion of the funds received by the Company upon the exercise of options and warrants against the funding otherwise required to be advanced by PLL under the Bridge Financing Agreement. If the Merger does not close until February 2002, a total of approximately $7,000,000-$8,000,000 may be required by the Company for working capital from PLL.

At August 10, 2000, PLL held $2,463,000 of convertible notes convertible into 24,630,000 shares of Common Stock at a conversion price of at $.10. The convertible notes are only convertible in the event of a default or if the Merger does not close by February 28, 2002. The Company may issue up to approximately $4,500,000-$5,500,000 of additional notes to Ilion from September 2000 until February 2002, convertible into 45,000,000-55,000,000 shares of common stock at a conversion price of $.10 per share, and may issue to Ilion warrants to purchase 7,500,000 shares of the Company common stock exercisable at $0.15 per share. The notes will not be converted into the Company common stock and the warrants will not be issued to Ilion if the merger is closed.

The percentage ownership of the Company that Ilion will own if there is a default under the bridge financing agreement or in the event the Merger is not closed will depend on the amount of funds advanced by Ilion to the Company. If Ilion advances another $5,000,000 in addition to the $2,463,000 advanced through August 10, 2000, and the notes were converted, Ilion would own approximately 75,000,000 shares of the Company common stock, which would represent approximately 59% of the Company's outstanding common stock. If the Merger is completed, the notes will not be converted into the Company common stock and no warrants will be issued to Ilion.

The bridge financing agreement does not contain a maximum of the amount of funding that may be advanced under such agreement. Accordingly, there is no maximum number of notes that may be issued to Ilion. The amount of the notes will be related to the working capital requirements of the Company and the length of time until the Merger is completed.

LTC STOCKHOLDER MEETING TO CONSIDER THE MERGER

The consummation of the Merger is contingent upon certain closing conditions being met by the parties including the approval of the Merger by the stockholders of the Company and PLL and the closing of the Ilion IPO. Pursuant to Amendment No. 3 to the Merger Agreement entered into on June 6, 2000, the Ilion IPO will be completed prior to, rather than contemporaneously with, the Merger and the LTC shareholder meeting will be held as soon as practicable after completion of the Ilion IPO.

The Company expects that the Merger will be closed within 90 days of the Ilion IPO assuming the remaining closing conditions have been met. Based on PLL's currently contemplated Ilion IPO in the November 2000-February 2001 timeframe, the Merger closing date would follow in the February -May 2001 timeframe. Both the Ilion IPO and the Merger closing date may occur on later dates, but in no event may the Merger closing date be beyond February 28, 2002.

Prior to the shareholder meeting the Company and PLL will mail a proxy statement and prospectus to all of the Company stockholders with complete information on the Merger, PLL and the securities to be received by the Company stockholders in the Merger.

              LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

The Company has financed its operations since inception with convertible debt and private placements of common and preferred stock and has raised approximately $17.25 million, including $2,063,000 from PLL as of June 30, 2000.

At June 30, 2000, the Company had cash and cash equivalent of $278,000, fixed assets of $400,000 and other assets of $21,000. The Company's total liabilities were $3,105,000 consisting of accounts payable, accrued salaries, and accrued expenses in the amount of $1,042,000 and convertible promissory notes payable to PLL in the amount of $2,063,000. The Company had a working capital deficit of $762,000 on June 30, 2000 as compared to a working capital deficit of $553,000 on December 31, 1999.

The Company's cash and cash equivalents increased by approximately $240,000 from December 31, 1999 to June 30, 2000. The working capital and cash increase is attributable primarily to the bridge financing from PLL.

The Company's stockholders' deficiency was $2,404,000 at June 30, 2000, after giving effect to an accumulated deficit of $49,743,000 which consisted of $42,878,000 accumulated deficit during the development stage from July 21, 1989 through June 30, 2000 and $6,865,000 accumulated deficit from prior periods. The Company expects to incur substantial operating losses as it continues its commercialization efforts.

Pursuant to the terms of a Bridge Loan, PLL has agreed to advance working capital to the Company until the closing of the Merger. PLL has advanced a total of U.S. $1,938,000 through June 30, 2000 for working capital and $125,000 for the completion of the purchase of a packaging machine. In addition, PLL has agreed to advance to the Company ongoing funds required by the Company for ongoing employee, operating and administrative expenses excluding capital expenses. Beginning in October 1999 and until the closing of the Merger, PLL has provided and has agreed to provide working capital to the Company. The Company believes that provided PLL advances the needed working capital until the consummation of the Merger, the Company will have sufficient capital resources to meet its needs and satisfy its obligations through the date of the Merger. The Company does not currently have sufficient cash to achieve all its development and production objectives. There can be no assurance that funding will be continued to be provided by PLL in the amounts necessary to meet all of the Company's obligations.

If the Company does not consummate the Merger, the Company will assess all available alternatives including a sale of the assets of the Company to another party or a merger with another party, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.


                              RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000

The Company had no revenues from commercial operations for the six months ended June 30, 2000 and 1999. Engineering, research and development expenses were $827,000 for the six months ended June 30, 2000 compared to $707,000 for the six months ended June 30, 1999. The increase of $120,000 was due primarily to increased lab supplies and salaries, including a $92,000 severance package owed to the former President of the Company.

General and administrative expenses were $1,163,000 for the six months ended June 30, 2000 compared to $710,000 for the six months ended June 30, 1999. The increase of $453,000 was due primarily to increased legal, accounting and other expenses associated with the PLL merger.

Interest income for the six months ended June 30, 2000 was $7,000 with no interest expense compared to $14,000 of interest expense (net of interest income of $14,000) for the six months ended June 30, 1999. The decrease in interest expense for the comparable periods is attributable to the conversion of the Company's convertible term notes into common stock.

THREE MONTHS ENDED JUNE 30, 2000

The Company had no revenues from commercial operations for the three months ended June 30, 2000 and 1999. Engineering, research and development expenses were $481,000 for the three months ended June 30, 2000 compared to $351,000 for the three months ended June 30, 1999. The increase of $130,000 was due primarily to increased lab supplies and salaries, including a $92,000 severance package owed to the former President of the Company.

General and administrative expenses were $651,000 for the three months ended June 30, 2000 compared to $346,000 for the three months ended June 30, 1999. The increase of $305,000 was due primarily to increased legal, accounting and other expenses associated with the PLL merger.

Interest expense for the three months ended June 30, 2000 was $4,000 compared to $5,000 of interest expense for the three months ended June 30, 1999. The decrease in interest expense for the comparable periods is attributable to the conversion of the Company's convertible term notes into common stock.

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

             None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             On June 15, 2000 the Company's stockholders approved by written consent an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock authorized for issuance by the Company from 50 million to 125 million. The following is a tabulation of the votes cast on the Amendment:

             Shares outstanding:                            49,974,168

             Votes cast for the Amendment:                  38,137,432
             Votes cast against the Amendment:                 819,542
             Abstentions:                                       94,976

             The Amendment became effective June 19, 2000.

ITEM 5.      OTHER INFORMATION

             None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

              a)      Exhibits

                      2.5 Amendment Agreement No. 3 dated June 6, 2000 between Pacific Lithium Limited and the Company.
                               (1)

                      10.46 Agreement dated May 5, 2000, between the Company and George Ferment.

             b)       Form 8-K Reports during the Quarter Ended June 30, 2000

                      Form 8-K dated June 15, 2000 reporting on the execution of Amendment No. 3 to the Merger Agreement.


(1) Incorporated by reference to the Company's Form 8-K dated June 15, 2000.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2000                LITHIUM TECHNOLOGY CORPORATION



                               By: /s/ David J. Cade
                                   David J. Cade, Chairman and Chief Executive
                                   Officer (Chief Executive Officer and Acting
                                   Principal Financial Officer)