Form 10QSB
period 2000-09-30
LITHIUM TECHNOLOGY CORP
filed 2000-11-17
CIK 804154

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                                 (Mark One)

       [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For The Quarterly  Period Ended September 30, 2000

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

                            Yes __      No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2000: 51,299,035 shares of Common Stock

           Transitional Small Business Disclosure Format (check one):

                             Yes __     No X

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets - September 30, 2000 (Unaudited)
and December 31, 1999                                                          1

Consolidated Statements of Operations -Three Months and Nine Months
Ended September 30, 2000 and 1999, and Period From
July 21, 1989 (Date of Inception) to September 30, 2000 (Unaudited)            2

Consolidated Statements of Changes in Stockholders'
Equity (Deficiency) - Nine Months Ended September 30, 2000 (Unaudited)         4

Consolidated Statements of Cash Flows - Nine Months
Ended September 30, 2000 and 1999, and Period from
July 21, 1989 (Date of Inception) to September 30, 2000 (Unaudited)            5

Notes to Consolidated Financial Statements - Nine Months
Ended September 30, 2000 (Unaudited)                                           7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                           12

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     18

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                             18


ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   18

ITEM 5. OTHER INFORMATION                                                     18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      18

                         PART I - FINANCIAL INFORMATION

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS


ITEM 1. FINANCIAL STATEMENTS

                                                                     September 30, 2000     December 31, 1999
                                                                     ------------------     -----------------
                                                                         (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                          $     84,000           $     38,000
     Accounts receivable                                                       1,000                 21,000

     Other current assets                                                         --                 18,000
                                                                        ------------           ------------

         Total Current Assets                                                 85,000                 77,000
                                                                        ------------           ------------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF
$1,107,000 AND $1,024,000                                                    395,000                430,000

SECURITY DEPOSITS                                                             21,000                 21,000
                                                                        ------------           ------------

         Total assets                                                   $    501,000           $    528,000
                                                                        ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Accounts payable                                                   $    271,000           $    164,000
     Accrued salaries                                                        201,000                366,000
     Other accrued expenses                                                  100,000                100,000
                                                                        ------------           ------------

         Total current liabilities                                           572,000                630,000
                                                                        ------------           ------------

LONG-TERM LIABILITIES:
     Convertible Promissory Notes                                          2,713,000                818,000
                                                                        ------------           ------------

         Total liabilities                                                 3,285,000              1,448,000
                                                                        ------------           ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY):
     Common stock, par value $.01 per share:
     Authorized - 125,000,000 shares
     Issued and outstanding - 51,294,035 and 48,280,749 shares               513,000                483,000
     Additional paid-in capital                                           47,146,000             46,357,000
     Accumulated deficit                                                  (6,865,000)            (6,865,000)
     Deficit accumulated during development stage                        (43,578,000)           (40,895,000)
                                                                        ------------           ------------

         Total stockholders' equity (deficiency)                          (2,784,000)              (920,000)
                                                                        ------------           ------------
                                                                        $    501,000           $    528,000
                                                                        ============           ============

See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 Three Months Ended September 30,
                                                                 --------------------------------
                                                                   2000                   1999
                                                                   ----                   ----
                                                                (Unaudited)            (Unaudited)
REVENUES:
     Development contracts                                     $          0           $      5,000
                                                               ------------           ------------

COSTS AND EXPENSES:
     Engineering, research and development                          338,000                312,000
     General and administrative                                     366,000                313,000

                                                                    704,000                625,000
OTHER INCOME (EXPENSE):
     Interest income (expense), net                                   4,000                  3,000
                                                               ------------           ------------


NET LOSS                                                       $   (700,000)          $   (617,000)
                                                               =============          =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:            50,922,000             46,507,000
                                                               ============           ============

BASIC AND DILUTED NET LOSS PER SHARE:                          $       (.01)          $       (.01)
                                                               ============           ============

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                     Nine Months Ended September 30,
                                                                     -------------------------------    Period from July 31, 1989 to
                                                                         2000              1999               September 30, 2000
                                                                         ----              ----               ------------------
                                                                      (Unaudited)       (Unaudited)              (Unaudited)
REVENUES:
     Development contracts                                           $          0      $     49,000             $    168,000
                                                                     ------------      -------------            ------------

COSTS AND EXPENSES:
     Engineering, research and development                              1,165,000         1,019,000                9,561,000
     General and administrative                                         1,529,000         1,023,000               13,413,000
     Stock based compensation expense                                        --                --                  1,769,000
                                                                     ------------      ------------             ------------
                                                                        2,694,000         2,042,000               24,743,000
                                                                     ------------      ------------             ------------
OTHER INCOME (EXPENSE):
     Interest income (expense), net                                        11,000           (11,000)              (1,812,000)
     Interest expense related to beneficial conversion feature               --                --                (17,841,000)
     Other non-operating income                                              --                --                    650,000
                                                                     ------------      ------------             ------------

                                                                           11,000           (11,000)             (19,003,000)
                                                                     ------------      ------------             ------------

NET LOSS                                                             $ (2,683,000)     $ (2,004,000)            $(43,578,000)
                                                                     ============      ============             -------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:                  50,041,000        42,761,000
                                                                     ============      ============

BASIC AND DILUTED NET LOSS PER SHARE:                                $      (.05)      $      (.05)
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

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)



                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                                          During
                                               Common Stock             Additional      Accumulated     Development
                                           Shares        Amount      Paid-In Capital      Deficit         Stage
                                           ------        ------      ---------------      -------         -----

BALANCES AT DECEMBER  31, 1999           48,280,749   $    483,000     $ 46,357,000    ($ 6,685,000)   ($40,895,000)

Nine months ended September 30, 2000:
Issuance of Common Stock:
     Upon conversion of Stock Options     3,013,556         30,000          789,000
Net loss                                         --             --               --              --      (2,683,000)
                                        -----------   ------------     ------------    ------------    ------------

BALANCES AT SEPTEMBER 30, 2000           51,294,305   $    513,000     $ 47,146,000    ($ 6,865,000)   ($43,578,000)
                                        ===========   ============     ============    ============    ============




See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                    Period From
                                                                                                                   July 21, 1989
                                                                                       Nine Months Ended        (Date of Inception)
                                                                                         September 30,            to September 30,
                                                                                   2000             1999               2000
                                                                                   ----             ----               ----
                                                                                (Unaudited)      (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                       $ (2,683,000)    $ (2,004,000)      $(43,578,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Interest expense relating to the beneficial conversion feature of the
   Senior Secured Convertible Note                                                     --               --           17,841,000
   Depreciation                                                                      82,000          171,000          1,108,000
   Amortization of debt issue costs                                                    --              8,000          1,070,000
   Common stock issued at prices below fair market value                                                              1,167,000
   Repricing of outstanding warrants                                                                                    602,000
   Reduction of accrued expenses                                                       --                              (270,000)
   Common stock issued in lieu of interest                                                           158,000          1,915,000
   Fair value of warrants and option granted for services rendered                     --               --              209,000
   Common stock issued for services provided                                           --             75,000            273,000
   Common stock issued upon settlement of litigation                                   --               --              125,000
   Expenses paid by shareholder on behalf of Company                                   --               --               79,000
Changes in operating assets and liabilities:
   Accounts receivable                                                               20,000           66,000             (1,000)
   Other current assets                                                              18,000            8,000             16,000
   Security and equipment deposits                                                     --               --              (21,000)
   Accounts payable, accrued expenses and customer deposits                          57,000          216,000          2,090,000
   Due to related parties                                                              --                 --           (118,000)
                                                                               ------------     ------------       ------------

     Net cash used in operating activities                                       (2,620,000)      (1,302,000)       (17,493,000)
                                                                               ------------     ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                              (47,000)            --           (1,253,000)
   Other                                                                               --               --               94,000
                                                                               ------------     ------------       ------------

Net cash (used in) investing activities                                             (47,000)            --           (1,159,000)
                                                                               ------------     ------------       ------------

CASH FLOW FROM FINANCING ACTIVITIES:                                                                    --
   Proceeds received from Convertible Promissory Notes                            1,894,000             --            2,712,000
   Net advance repayable only out of proceeds of public offering                       --               --              471,000
   Proceeds received upon issuance of common stock                                     --            450,000          3,789,000
   Proceeds received from issuance of preferred stock, net of related costs            --               --              100,000
   Proceeds received upon exercise of options and warrants, net of costs            819,000             --            1,456,000
   Net advances by former principal stockholder                                        --               --              321,000
   Proceeds from sale of convertible debt                                              --               --           10,874,000
   Debt issue costs                                                                    --               --             (887,000)
   Repayment of convertible debt                                                       --               --             (100,000)
                                                                               ------------     ------------       ------------

     Net cash provided by financing activities                                    2,713,000          450,000         18,736,000
                                                                               ------------     ------------       ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                              46,000         (852,000)            84,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       38,000        1,073,000               --
                                                                               ------------     ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $     84,000     $    221,000       $     84,000
                                                                               ============     ============       ============

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED

                                                                                                                    Period From
                                                                                                                   July 21, 1989
                                                                                       Nine Months Ended        (Date of Inception)
                                                                                         September 30,            to September 30,
                                                                                   2000             1999               2000
                                                                                   ----             ----               ----
                                                                                (Unaudited)      (Unaudited)        (Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION:
   Contribution to capital by former principal stockholder                             --               --         $  3,659,000
   Related party debt exchanged for convertible debt                                   --               --         $    321,000
   Exchange of indebtedness to former principal stockholder for common stock           --               --         $    445,000
   Issuance of common stock for services and accrued salaries                          --               --         $    501,000
   Exchange of equipment and accrued rent for common stock                             --               --         $    271,000
   Subordinated notes and related accrued interest exchanged for Series A              --               --         $  3,300,000
      preferred stock
   Exchange of convertible debt for convertible preferred stock                        --               --         $    356,000
   Conversion of convertible debt and accrued interest into common stock,
      net of unamortized debt discount                                                 --               --         $  9,947,000
   Exchange of advances repayable only out of proceeds of public offering
      for common stock                                                                 --               --         $    471,000
   Deferred offering costs on warrants exercised                                       --               --         $     88,000
   Issuance of warrants in settlement of litigation for debt issue costs and for
      services rendered                                                                --               --         $    364,000
   Common stock issued for costs related to 10% promissory notes                       --               --         $    525,000







See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2000

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1999. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any interim period.

2.       COMPANY BUSINESS AND RECENT DEVELOPMENTS

         Lithium Technology Corporation together with its wholly-owned subsidiary, Lithion Corporation ("Lithion"), collectively referred to as the "Company", are development stage companies in the process of commercializing a unique, solid-state, lithium polymer rechargeable battery. The Company is engaged in research and development activities and pilot line manufacturing operations to further develop and exploit this battery technology and also holds various patents relating to such batteries. The Company is developing innovative rechargeable solid-state lithium-ion polymer batteries for Hybrid Electric Vehicle
         (HEV) and Electric Vehicle (EV) applications.

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

         On January 19, 2000, the Company and Pacific Lithium Limited
         ("PLL") of Auckland, New Zealand signed an Agreement and Plan of Merger to merge their respective companies (the "Merger"). On October 2, 2000, PLL domesticated into the U.S. and became a private Delaware corporation pursuant to the provisions of Section 388 of the Delaware Corporation Law (the "Domestication") and changed its name to Ilion Technology Corporation ("Ilion"). Ilion intends to consummate an Initial Public Offering in the United States and NASDAQ listing of Ilion (the "Ilion IPO") during the first quarter of 2001, depending upon market and other factors.

         Ilion carries on research, development and production of specialized lithium chemistries for use in the lithium battery industry. Ilion commercially produces high and premium grade lithium carbonate using proprietary processes and has developed or is the exclusive licensee of lithium manganese cathode products, lithium polymers and their production processes. Ilion has licensing agreements with the Massachusetts Institute of Technology (MIT) and the National Research Council of Canada (NRC) to commercialize proprietary electrode and electrolyte polymers. Ilion is a significant supplier of high quality battery-specific lithium carbonate to Japanese cathode and electrolyte suppliers. Ilion has developed and is sampling customers with patented, high temperature stable, layered manganese cathode materials which will be suitable for both the HEV and portable applications markets. Ilion's plant to commercially produce these cathode materials is expected to be commissioned by the end of 2000 or early 2001.

         In the Merger, the Company will merge with and into Ilion and all of the outstanding shares of the Company's common stock will be exchanged for an aggregate of 3.5 million shares of Ilion, subject to possible increase of up to 625,028 additional shares of Ilion common stock under certain circumstances relating to the number of the Company options and warrants exercised prior to the Merger (the "Merger Securities"). The Merger Securities will be issued to the Company stockholders on a pro-rata basis. Based on the currently contemplated capital structure of Ilion after the Ilion IPO, these shares will represent approximately 9-12% of Ilion's outstanding shares of common stock. Such ownership percentage is not guaranteed by the Merger Agreement and would be further diluted by any additional issuances of Ilion shares prior to the Merger.

         The consummation of the Merger is contingent upon certain closing conditions being met by the parties including the closing of the Ilion IPO and the approval of the Merger by the stockholders of the Company and Ilion. The LTC shareholder meeting will be held as soon as practicable after completion of the Ilion IPO. The Company expects that the Merger will be closed within 90 days of the Ilion IPO assuming the remaining closing conditions have been met. Based on Ilion's currently contemplated Ilion IPO in the January-March 2001 timeframe, the Merger closing date would follow in the March-June 2001 timeframe. Both the Ilion IPO and the Merger closing date may occur on later dates, but in no event may the Merger closing date be beyond February 28, 2002.

         Prior to the shareholder meeting, the Company and Ilion will mail a proxy statement and prospectus to all of the Company stockholders with complete information on the Merger, Ilion and the securities to be received by the Company stockholders in the Merger.

         Pursuant to the terms of a Bridge Loan Financing Agreement entered into as of November 29, 1999 (the "Bridge Loan"), Ilion has agreed to advance working capital to the Company. Ilion has advanced a total of U.S. $2,713,000 as of September 30, 2000 for working capital and the purchase of a packaging machine. These advances are referred to as Convertible Promissory Notes on the Company's balance sheets. In addition, Ilion has agreed to advance to the Company funds required by the Company for ongoing employee, operating and administrative expenses, excluding capital expenses (the "Company's Continuing Costs").

         If the Merger is not consummated for any reason, any advances from Ilion to the Company under the Bridge Loan Financing Agreement will be converted into the Company's common stock at $0.10 per share (the "Common Conversion Shares") and except in the event of a Ilion default under the Merger Agreement, Ilion will be issued three year warrants to purchase 7.5 million shares of the Company's common stock exercisable at $0.15 per share and Ilion will have a first option to purchase the Company's technologies and processes at market value if the Company undertakes to sell it, goes into receivership, liquidation or the like. The Merger Agreement also provides that if the Merger Agreement is terminated other than in the event of a default of Ilion and after approval of the Merger by the Company's stockholders, Ilion will have the right and option to purchase the Company's pilot plant and equipment at book value as of the date of the Merger Agreement.

         In connection with the Bridge Loan, the Company has granted Ilion a non-exclusive worldwide license to use the Company's thin film technology and manufacturing methods solely as it relates to lithium-ion polymer batteries. Pursuant to the licensing agreement, Ilion will pay to the Company a royalty equal to the higher of one percent of the net sales price of each licensed product manufactured, sold or otherwise disposed of during the term of the licensing agreement or the rate that applies to any license agreement entered into subsequent to October 1, 1999 (which rate will apply retroactively to October 1, 1999). The funds advanced by Ilion to the Company under the Bridge Loan will be deemed as an advance payment of royalty fees due under the licensing agreement.

         The Company has agreed that prior to the Merger Closing Date, it will use its best efforts to cause all outstanding warrants and options issued by the Company to be exercised by the holders thereof. In connection therewith, the Company has approved the repricing of all outstanding warrants to $0.15 and acceleration of the vesting of all outstanding warrants and options provided that the holder of the warrant consents to a new termination date of the warrant of the earlier of the original expiration date and the date 30 days prior to the closing date of the Merger as an inducement to their exercise by the holders thereof. As of November 10, 2000, holders of warrants to purchase 3,906,128 of the Company's 4,186,128 outstanding warrants had entered into Warrant Amendment Agreements pursuant to which the holders consented to such new termination dates. The Company intends to file a registration statement with the Securities and Exchange Commission as soon as is practicable to cover the resale of the Common Stock underlying the outstanding warrants and the resale of outstanding restricted shares of Company Common Stock having registration rights.

         The Company has agreed to terminate all the Company stock plans and outstanding and unexercised stock options as of a date not later than immediately prior to the closing date of the Merger. Any of the Company warrants outstanding at the Merger closing date that are not terminated, other than warrants held by Ilion, will be converted and adjusted at the Merger closing date into warrants to purchase shares of Ilion in accordance with their terms.

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

         Any Exercise Funds in excess of the foregoing five hundred fifty thousand dollars ($550,000) (the "Excess Exercise Funds") will be used by the Company to pay the Company's Continuing Costs directly by the Company. To the extent the Company pays its Continuing Costs through the Excess Exercise Funds rather than through Bridge Loan Financing funds the Merger Securities to be distributed to the Company stockholders in the Merger shall be increased on the following basis: one share of Ilion Common Stock will be added to the 3,500,000 Merger Securities for every $2.25 of Excess Exercise Funds received by the Company (the "Additional Merger Securities").

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

         The Company has worked closely with selected portable electronics OEMs over the past several years, exploring various notebook computer, PDA and wireless handset applications. However, based on emerging market opportunities and as part of the strategy of merging into Ilion, as described further in Note 2, the Company has now refocused its unique large footprint cell manufacturing technology and market activities to concentrate on automotive battery applications, including HEVs. In September 2000, the Company completed the first working prototype lithium-ion polymer HEV battery, complete with electronics. Completion of a more advanced prototype HEV battery is targeted for the fourth quarter of 2000.

         Until the closing of the Merger, the Company and Ilion are working together as partners in leveraging their combined vertical integration capabilities and patented/proprietary technologies encompassing: (1) access to lithium reserves; (2) advanced carbonate and cathode materials; (3) composite fiber web cell structures; (4) unique web substrate handling manufacturing processes; and (5) lithium recycling. The two companies are targeting global market opportunities involving HEV batteries, portable electronics, and other selected large footprint cell applications. Ilion is also planning to establish joint venture manufacturing and distribution relationships with selected partners around the world. The first such joint venture, with Eldor Corporation of Italy, regarding manufacturing and distribution of lithium-ion batteries for portable electronics applications worldwide, was signed on August 2, 2000. While LTC will focus on automotive battery applications, LTC process technology will be applied by Ilion joint venture partners for other applications.

         The Company's working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of the Company's research and development program, the levels and resources that the Company devotes to the upgrade of manufacturing processes and marketing capabilities, technological advances, the status of competitors and the ability of the Company, and Ilion subsequent to the Merger, to establish collaborative arrangements with other companies to provide an expanded capacity to market and manufacture the Company's products.

         The Company has raised approximately $17,895,000 since inception through various sales of convertible debt and common and preferred stock. Management believes that, as of September 30, 2000, the Bridge Loan commitments from Ilion are sufficient to meet the Company's obligations through the next year.

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

4.       PROPERTY AND EQUIPMENT

         Property and equipment at September 30, 2000 are summarized as follows:

         Laboratory equipment                                     $1,356,000
         Furniture and office equipment                               98,000
         Leasehold improvements                                       48,000
                                                                  ----------
                                                                  $1,502,000
         Less: Accumulated depreciation and amortization           1,107,000
                                                                  ----------
                                                                  $  395,000
                                                                  ----------

5.       STOCKHOLDERS' EQUITY

         Options to purchase 3,014,000 shares of the Company's common stock were exercised, resulting in proceeds of $819,000 to the Company during the nine months ended September 30, 2000. The Company used $165,000 of these proceeds to pay accrued salaries owed to a former officer of the Company.

6.       SUBSEQUENT EVENTS

         In October and November of 2000, Ilion advanced an additional $500,000 to the Company for working capital per the Bridge Loan, bringing the total Bridge Loan financing to $3,213,000.

         In October and November of 2000, options to purchase 5,000 shares of the Company's common stock were exercised, resulting in proceeds of $1,300 to the Company.

         During October and November 2000, holders of warrants to purchase 3,906,128 of the Company's 4,186,128 outstanding warrants had consented to new termination dates of such warrants. (See Note 2)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

                          GENERAL AND PLAN OF OPERATION

Lithium Technology Corporation ("LTC" or the "Company") is a development stage company that is in the late stages of producing innovative rechargeable solid state lithium-ion polymer batteries. The Company has worked closely with selected portable electronics OEMs over the past several years, exploring various notebook computer, PDA and wireless handset applications. However, based on emerging market opportunities and as part of the strategy of merging into Ilion, as described further below, the Company has now refocused its unique large footprint cell manufacturing technology and market activities to concentrate on automotive battery applications, including Hybrid Electric Vehicles (HEVs). In September 2000, the Company completed the first working prototype lithium-ion polymer HEV battery, complete with electronics. Completion of a more advanced prototype HEV battery is targeted for the fourth quarter of 2000. The Company is currently engaged in routine pilot production operations, regularly producing 4" x 8" x 1/4" 10 Ah flat cells ideal for HEVs and other large battery applications.

The Company believes its battery technology offers higher energy densities, lighter weight and improved run-times in a thinner, flatter form factor than current competing batteries, while being safe for end-users and friendly to the environment. LTC also believes it has significant competitive advantages in the manufacturing process over other battery manufacturers in the process of commercializing lithium-ion polymer technology. The Company's batteries are based on its patented and proprietary web structure technology which the Company believes offers significant manufacturing efficiencies, including yield and cost advantages over competing technologies. Prior to changing its focus to developing batteries for HEVs, the Company delivered limited quantities of prototype batteries and component cells for evaluation to selected battery pack integrators and portable electronics Original Equipment Manufacturers ("OEMs"). The Company has not yet delivered a prototype HEV battery for testing by a third party. LTC has an experienced management team and a strong technical staff with relevant experience in battery technology and applications, thin-film manufacturing, capital raising, and global marketing, sales and strategic alliances.

The Company's proprietary web structure allows the use of conventional coating materials and standard coating/laminating machinery thereby allowing LTC to be a low-cost producer of high quality product. The patented web structure is three dimensional, providing a thin, flat and lightweight cell with unparalleled stability, performance and ease of manufacturing. The end result is a battery with a significant energy density advantage (longer run times) which can be adapted to any size, shape and configuration versus the standard liquid electrolyte batteries. The Company's intellectual property rights portfolio as of November 10, 2000 includes 24 issued U.S. patents, 6 patents pending and 59 new applications in process. A table setting forth the U.S. patents held by the Company as of November 10, 2000 is included in Exhibit 99.4 of this report.

LTC emerged from Hope Technologies in 1994, with recruitment of a new management team which has brought the Company to its current position. The Company's focus has been on the optimization and commercialization of its battery technology, validating and perfecting continuous flow manufacturing processes, and forming key strategic alliances.

In January 2000, LTC and Pacific Lithium Limited ("PLL") of New Zealand signed an agreement to merge their respective companies. In October 2000, PLL domesticated as a Delaware corporation and changed its name to

Ilion Technology Corporation ("Ilion"). Until the closing of the Merger, LTC and Ilion are working together as partners in leveraging their combined vertical integration capabilities and patented/proprietary technologies encompassing: (1) access to lithium reserves; (2) advanced carbonate and cathode materials; (3) composite fiber web cell structures; (4) unique web substrate handling manufacturing processes; and (5) lithium recycling. The two companies are targeting global market opportunities involving HEV batteries, portable electronics, and other selected large footprint cell applications. Ilion is also planning to establish joint venture manufacturing and distribution relationships with selected partners around the world. The first such joint venture, with Eldor Corporation of Italy, regarding manufacturing and distribution of lithium-ion batteries for portable electronics applications worldwide, was signed on August 2, 2000. While LTC will focus on automotive battery applications, LTC process technology will be applied by Ilion joint venture partners for other applications.

The new combined entity is expected to have a unique position in the lithium polymer battery market, providing a proprietary vertical integration capability that will range from ultra high grade lithium materials to reinforced composite battery structures, with low cost, high yield thin film manufacturing processes. This combination of technologies, capabilities and people - coupled with the selected joint venture partners for global manufacturing and distribution - will enable the new company to become the low cost provider of high quality and high performance lithium polymer batteries. Targeted end user applications for Ilion and its array of technologies include rapidly emerging markets for large footprint batteries such as HEVs, as well as the more traditional portable electronics market.

LTC, which has been unprofitable since inception, expects to incur substantial additional operating losses over the next few years and needs significant additional financing to continue the development and commercialization of its technology. LTC does not expect to generate any significant revenues from operations during the fiscal year ending December 31, 2000.


                                MERGER WITH ILION

GENERAL

On January 19, 2000, LTC and Pacific Lithium Limited ("PLL") of Auckland, New Zealand signed an Agreement and Plan of Merger to merge their respective companies (the "Merger"). The terms of the Merger and related bridge financing with Ilion are described fully in the Company's Form 10-KSB for the year ended December 31, 1999 and subsequent filings under the Securities Exchange Act of 1934. The following is a summary of the amount of the currently outstanding bridge notes, the currently anticipated timing of the Company's meeting of stockholders and other related matters.

On October 2, 2000, PLL domesticated into the U.S. and became a private Delaware corporation pursuant to the provisions of Section 388 of the Delaware Corporation Law (the "Domestication") and changed its name to Ilion Technology Corporation ("Ilion"). Ilion intends to consummate an Initial Public Offering in the United States and NASDAQ listing of Ilion (the "Ilion IPO") during the first quarter of 2001, depending upon market and other factors.

In the Merger, the Company will merge with and into Ilion and all of the outstanding shares of the Company common stock will be exchanged for an aggregate of 3.5 million shares of Ilion, subject to possible increase of up to 625,028 additional shares of Ilion common stock under certain circumstances relating to the number of the Company options and warrants exercised prior to the merger. (the "Merger Securities"). The Merger Securities will be issued to the Company stockholders on a pro-rata basis. Assuming that all of the LTC options and warrants are exercised prior to the Merger a total of 4,125,028 shares of Ilion common stock will be issued in the merger and based on the foregoing 14.06 shares of LTC common stock would be converted into one share of Ilion in the Merger. Based on the currently contemplated capital structure of Ilion after the Ilion IPO, these shares will represent approximately 9-12% of Ilion's outstanding shares of common stock. Such ownership percentage is not guaranteed by the Merger Agreement.

The consummation of the Merger is contingent upon certain closing conditions being met by the parties including the closing of the Ilion IPO and the approval of the Merger by the stockholders of the Company and Ilion. The LTC shareholder meeting will be held as soon as practicable after completion of the Ilion IPO. The Company expects that the Merger will be closed within 90 days of the Ilion IPO assuming the remaining closing conditions have been met. Based on Ilion's currently contemplated Ilion IPO in the January-March 2001 timeframe, the Merger closing date would follow in the March-June 2001 timeframe. Both the Ilion IPO and the Merger closing date may occur on later dates, but in no event may the Merger closing date be beyond February 28, 2002.

BRIDGE LOAN

Pursuant to the terms of a bridge loan between Ilion and the Company, Ilion has agreed to advance working capital to the Company. Ilion has advanced $2,588,000 as of September 30, 2000 and $3,088,000 as of November 10, 2000 for working capital and $125,000 for the completion of the purchase of a packaging machine. In addition, Ilion has agreed to advance to the Company ongoing funds required by the Company for ongoing employee, operating and administrative expenses excluding capital expenses. The Company believes that provided Ilion advances the needed working capital to the Company until the consummation of the Merger, the Company will have sufficient capital resources to meet the Company's needs and satisfy the Company's obligations through the date of the Merger. However, there can be no assurance that funding will be continued to be provided by Ilion in the amounts necessary to meet all of the Company's obligations.

If the Merger is not consummated for any reason, any advances from Ilion to the Company under the Bridge Loan Financing Agreement will be converted into the Company common stock at $0.10 per share (the "Common Conversion Shares") and except in the event of an Ilion default under the Merger Agreement, Ilion will be issued three year warrants to purchase 7.5 million shares of the Company common stock exercisable at $0.15 per share and Ilion will have a first option to purchase the Company's technologies and processes at market value if the Company sells, goes into receivership, liquidation or the like. The Merger Agreement also provides that if the Merger Agreement is terminated other than in the event of a default of Ilion and after approval of the Merger by the Company's stockholders, Ilion will have the right and option to purchase the Company's pilot plant and equipment at book value as of the date of the Merger Agreement.

The Company estimates that approximately $250,000 will be required by the Company for working capital in December 2000 and that the Company will require approximately $250,000 per month thereafter and through the closing of the Merger. Under the agreements with Ilion, the Company will offset a portion of the funds received by the Company upon the exercise of options and warrants against the funding otherwise required to be advanced by Ilion under the Bridge Financing Agreement.

At November 10, 2000, Ilion held $3,213,000 of convertible notes convertible into 32,130,000 shares of Common Stock at a conversion price of at $.10. The convertible notes are only convertible in the event of a default or if the Merger does not close by February 28, 2002. The Company may issue up to approximately $3,750,000 of additional notes to Ilion from December 2000 until February 2002, convertible into 37,500,000 shares of common stock at a conversion price of $.10 per share, and may issue to Ilion warrants to purchase 7,500,000 shares of the Company common stock exercisable at $0.15 per share. The notes will not be converted into the Company common stock and the warrants will not be issued to Ilion if the merger is closed.

The percentage ownership of the Company that Ilion will own if there is a default under the bridge financing agreement or in the event the Merger is not closed will depend on the amount of funds advanced by Ilion to the Company. If Ilion advances another $3,750,000 in addition to the $3,213,000 advanced through November 10, 2000, and the notes were converted, Ilion would own approximately 69,630,000 shares of the Company common stock, which would represent approximately 58% of the Company's outstanding common stock. If the Merger is completed, the notes will not be converted into the Company common stock and no warrants will be issued to Ilion.

The bridge financing agreement does not contain a maximum amount of funding that may be advanced under such agreement. Accordingly, there is no maximum number of notes that may be issued to Ilion. The amount of the notes will be related to the working capital requirements of the Company and the length of time until the Merger is completed.

LTC STOCKHOLDER MEETING TO CONSIDER THE MERGER

The consummation of the Merger is contingent upon certain closing conditions being met by the parties including the closing of the Ilion IPO and the approval of the Merger by the stockholders of the Company and Ilion. The LTC shareholder meeting will be held as soon as practicable after completion of the Ilion IPO. The Company expects that the Merger will be closed within 90 days of the Ilion IPO assuming the remaining closing conditions have been met. Based on Ilion's currently contemplated Ilion IPO in the January-March 2001 timeframe, the Merger closing date would follow in the March -June 2001 timeframe. Both the Ilion IPO and the Merger closing date may occur on later dates, but in no event may the Merger closing date be beyond February 28, 2002.

Prior to the shareholder meeting the Company and Ilion will mail a proxy statement and prospectus to all of the Company stockholders with complete information on the Merger, Ilion and the securities to be received by the Company stockholders in the Merger.

              LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

The Company has financed its operations since inception with convertible debt and private placements of common and preferred stock and has raised approximately $17.89 million, including $2,713,000 from Ilion as of September 30, 2000.

At September 30, 2000, the Company had cash and cash equivalent of $84,000, fixed assets of $395,000 and other assets of $21,000. The Company's total liabilities were $3,285,000 consisting of accounts payable, accrued salaries, and accrued expenses in the amount of $572,000 and convertible promissory notes payable to Ilion in the amount of $2,713,000. The Company had a working capital deficit of $487,000 on September 30, 2000 as compared to a working capital deficit of $553,000 on December 31, 1999.

The Company's cash and cash equivalents increased by approximately $46,000 from December 31, 1999 to September 30, 2000. The working capital and cash increase is attributable primarily to the bridge financing from Ilion offset by the Company's engineering, research and development and general and administrative expenses.

The Company's stockholders' deficiency was $2,784,000 at September 30, 2000, after giving effect to an accumulated deficit of $50,443,000 which consisted of $43,578,000 accumulated deficit during the development stage from July 21, 1989 through September 30, 2000 and $6,865,000 accumulated deficit from prior periods. The Company expects to incur substantial operating losses as it continues its commercialization efforts.

Pursuant to the terms of a Bridge Loan, Ilion has agreed to advance working capital to the Company until the closing of the Merger. Ilion has advanced a total of U.S. $2,588,000 through September 30, 2000 for working capital and $125,000 for the completion of the purchase of a packaging machine. In addition, Ilion has agreed to advance to the Company ongoing funds required by the Company for ongoing employee, operating and administrative expenses excluding capital expenses. Beginning in October 1999 and until the closing of the Merger, Ilion has provided and has agreed to provide working capital to the Company. The Company believes that provided Ilion advances the needed working capital until the consummation of the Merger, the Company will have sufficient capital resources to meet its needs and satisfy its obligations through the date of the Merger. The Company does not currently have sufficient cash to achieve all its development and production objectives. There can be no assurance that funding will be continued to be provided by Ilion in the amounts necessary to meet all of the Company's obligations.

If the Company does not consummate the Merger, the Company will assess all available alternatives including a sale of the assets of the Company to another party or a merger with another party, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.


                              RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000

The Company had no revenues from commercial operations for the nine months ended September 30, 2000 and 1999. Engineering, research and development expenses were $1,165,000 for the nine months ended September 30, 2000 compared to $1,019,000 for the nine months ended September 30, 1999. The increase of $146,000 was due primarily to increased lab supplies and salaries, including a $92,000 severance package paid to the former President of the Company.

General and administrative expenses were $1,529,000 for the nine months ended September 30, 2000 compared to $1,023,000 for the nine months ended September 30, 1999. The increase of $506,000 was due primarily to increased legal, accounting and other expenses associated with the Ilion merger.

Interest income for the nine months ended September 30, 2000 was $11,000 with no interest expense compared to $11,000 of interest expense (net of interest income of $17,000) for the nine months ended September 30, 1999. The decrease in interest expense for the comparable periods is attributable to the conversion of the Company's convertible term notes into common stock.

THREE MONTHS ENDED SEPTEMBER 30, 2000

The Company had no revenues from commercial operations for the three months ended September 30, 2000 and 1999. Engineering, research and development expenses were $338,000 for the three months ended September 30, 2000 compared to $312,000 for the three months ended September 30, 1999. The increase of $26,000 was due primarily to increased lab supplies and salaries.

General and administrative expenses were $366,000 for the three months ended September 30, 2000 compared to $313,000 for the three months ended September 30, 1999. The increase of $53,000 was due primarily to increased legal, accounting and other expenses associated with the Ilion merger.

Interest income for the three months ended September 30, 2000 was $4,000 compared to $3,000 of interest income for the three months ended September 30, 1999.

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

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         2.6 Certificate of Amendment to Certificate of Incorporation filed June 19, 2000.

         10.47    Form of Warrant Amendment Agreement.

         99.4     U.S. Patents Held by Lithium Technology Corporation as of
                  November 10, 2000.


b)       Form 8-K Reports during the Quarter Ended September 30, 2000

         None

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 17, 2000                 LITHIUM TECHNOLOGY CORPORATION



                                  By: /s/ David J. Cade
                                     -----------------------------------------
                                     David J. Cade, Chairman and Chief Executive
                                     Officer (Chief Executive Officer and Acting
                                     Principal Financial Officer)