Form 10KSB
period 2000-12-31
LITHIUM TECHNOLOGY CORP
filed 2001-04-20
CIK 804154

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


            (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

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

Approximately $11,840,735 as of March 1, 2001. The aggregate market value was based upon the mean between the closing bid and asked price for the common stock as quoted by the NASD OTC Electronic Bulletin Board.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2001, 51,294,305 shares of common stock.

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS



                                                                           PAGE
PART I

Item 1.  Description of Business........................................     4
Item 2.  Description of Property........................................    19
Item 3.  Legal Proceedings..............................................    19
Item 4.  Submission of Matters to a Vote of Security Holders............    19

PART II

Item 5.  Market for LTC's Common Equity and Related Stockholder Matters     20
Item 6.  Management's Discussion and Analysis or Plan of Operation......    21
Item 7.  Financial Statements...........................................    23
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...........................................    24

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act..............    24
Item 10. Executive Compensation.........................................    26
Item 11. Security Ownership of Certain Beneficial Owners and Management.    29
Item 12. Certain Relationships and Related Transactions.................    30
Item 13. Exhibits and Reports on Form 8K................................    30

FINANCIAL STATEMENTS....................................................   F-1

                                     PART I

SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Statements contained in this report that are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those stated in the forward-looking statements. Factors that could cause actual results to differ materially include, among others: general economic conditions, changes in laws and government regulations, fluctuations in demand for LTC's products, the consummation of the Merger with Ilion Technology Corporation and continued financing of LTC by Ilion Technology Corporation.

ITEM 1.  DESCRIPTION OF BUSINESS

                                    OVERVIEW

Lithium Technology Corporation together with its wholly-owned subsidiary, Lithion Corporation ("Lithion"), collectively referred to as "LTC" or the "Company", are pre-production stage companies in the process of commercializing unique, solid-state, lithium polymer rechargeable batteries. LTC is engaged in technology development activities and pilot line manufacturing operations to further advance this battery technology and also holds various patents relating to such batteries. Based on emerging market opportunities and as part of the strategy of merging into Ilion Technology Corporation ("Ilion"), as described below, LTC has now refocused its unique large footprint cell manufacturing technology and market activities to concentrate on automotive battery applications, including Hybrid Electric Vehicles (HEVs). In September 2000, LTC completed the first working prototype lithium-ion polymer HEV battery, complete with electronics. A second generation prototype HEV battery was completed in January 2001, with even more advanced versions scheduled for completion later in the year. LTC is providing technology support, and has licensed certain technology, to Ilion in accordance with the terms of the Merger Agreement and related agreements described below in this Item 1.

LTC is a corporation organized under the laws of the State of Delaware on December 28, 1995. LTC's predecessor -- Lithium Technology Corporation (a Nevada corporation previously named Hope Technologies, Inc.) -- merged with and into LTC in a reincorporation Merger that became effective on February 8, 1996. In connection with the reincorporation on February 8, 1996, LTC also implemented a recapitalization of its outstanding common stock and convertible preferred stock, a reverse stock split, the ratification of an amendment to LTC's 1994 Stock Incentive Plan, and ratification of a Directors Stock Option Plan. Until 1994, LTC had been named Hope Technologies, Inc. (HTI), consisting of two subsidiaries: Hope Industries, Inc. (Industries) and Lithion Corporation. Industries was the operating arm of LTC and it manufactured professional and industrial photoprocessing and X-ray equipment. Lithion was engaged in rechargeable battery research and development. By the end of 1993, Industries was divested and since such time LTC has focused on commercialization of its battery technology. LTC currently has one subsidiary, Lithion Corporation, which is wholly-owned by LTC. LTC has an experienced management team and a strong technical staff with relevant experience in battery technology and applications, thin-film manufacturing, capital raising, and global marketing, sales and strategic alliances.

                PENDING MERGER WITH ILION TECHNOLOGY CORPORATION

GENERAL

On January 19, 2000, LTC and Pacific Lithium Limited ("PLL") of Auckland, New Zealand signed an Agreement and Plan of Merger (the "Merger Agreement") to merge their respective companies (the "Merger"). On October 2, 2000, PLL domesticated into the U.S. and became a private Delaware corporation pursuant to the provisions of Section 388 of the Delaware Corporation Law (the "Domestication") and changed its name to Ilion Technology Corporation ("Ilion"). Ilion intends to consummate an Initial Public Offering in the United

States and NASDAQ listing of Ilion (the "Ilion IPO") as soon as practicable depending upon market conditions and other factors. The Merger will be completed after the consummation of the Ilion IPO and the approval of the Merger by the LTC stockholders, assuming the remaining closing conditions are met. A meeting of the LTC stockholders to approve the Merger will be held as soon as practicable after the Ilion IPO.

The closing conditions to the Merger must be met by February 28, 2002 or either LTC or Ilion may terminate the Merger Agreement provided that the terminating party has not prevented the consummation of the Merger by a breach of the Merger Agreement by such party. Accordingly, both the Ilion IPO and the approval of the Merger by the LTC stockholders must be completed by February 28, 2002 and the remaining closing conditions must be met by such date. There can be no assurance that Ilion will be able to consummate the Ilion IPO by February 28, 2002. There can also be no assurance that if the Ilion IPO is completed by February 28, 2002 that the Merger will be approved by the LTC stockholders by such date.

Ilion carries on research, development and production of specialized lithium chemistries for use in the lithium battery industry. Ilion commercially produces high and premium grade lithium carbonate using proprietary processes and has developed or is the exclusive licensee of lithium manganese cathode products, lithium polymers and their production processes. Ilion has licensing agreements with the Massachusetts Institute of Technology (MIT) and the National Research Council of Canada (NRC) to commercialize proprietary electrode and electrolyte polymers. Ilion is a significant supplier of high quality battery-specific lithium carbonate to Japanese cathode and electrolyte suppliers. Ilion has developed and is sampling customers with patented, high temperature stable, layered manganese cathode materials which are suitable for both the HEV and portable applications markets. Ilion's plant to commercially produce these cathode materials was commissioned in early 2001. Ilion has also established joint venture manufacturing and distribution relationships with selected partners on an applications-by-applications-basis, and LTC is providing technology support to Ilion in accordance with the terms of the Merger Agreement.

For a description of Ilion see "Ilion Technology Corporation" below in this Item 1.

LTC believes that the new combined entity will have a unique position in the lithium polymer battery market, providing a proprietary vertical integration capability that would range from high grade lithium materials to reinforced composite battery structures, with low cost, high yield thin film manufacturing processes. LTC believes that this combination of technologies, capabilities and people will enable the new company to become a low cost provider of high quality and high performance lithium polymer batteries. Target markets include portable electronics, HEVs and stationary battery applications.


TERMS OF THE MERGER

In the Merger, LTC will be merged with and into Ilion and all of the outstanding shares of LTC will be exchanged for shares of common stock of Ilion as described below (the "Merger Securities").

MERGER SHARES TO BE DELIVERED AND MERGER AGREEMENT PROVISIONS IF AMENDMENT NO. 4 IS IN EFFECT

On February 2, 2001, LTC and Ilion entered into Amendment No. 4 to the Merger Agreement ("Amendment No. 4") amending the following provisions of the Merger Agreement relating the Merger Securities to be issued in the Merger, the application of the proceeds of the exercise of any options or warrants, and the lock-up of the Merger Securities for a maximum of 180 days after the Merger.

The following provisions of the Amendment No. 4 to Merger Agreement will become effective only if and when Ilion files a Registration Statement with the Securities and Exchange Commission (the "SEC") relating to the Ilion IPO (the "IPO Registration Statement"). Such provisions may be terminated by LTC or Ilion by giving written notice to the other in accordance with the Merger Agreement if the IPO Registration Statement has not been declared effective by the SEC on or before July 31, 2001, and upon any such termination the Merger Agreement will be restored to the same terms and conditions as if such provisions of Amendment No. 4 had never become effective.

Amendment No. 4 provides that in the Merger, LTC will merge with and into Ilion and all of the outstanding shares of LTC's common stock will be exchanged for an aggregate of the number of shares of Ilion common stock ("Ilion Common Stock") determined by dividing $25 million by the Ilion Common Price (as hereinafter defined), but in no event will LTC shares be exchanged for more than 5,000,000 shares or less than 2,500,000 shares of Ilion Common Stock. The term "Ilion Common Price" means the average of the daily closing prices of Ilion Common Stock as reported by the NASDAQ market during the period of the thirty consecutive trading days on which Ilion's share price is quoted on the NASDAQ market ending on the date of the second to last trading day prior to the Closing Date of the Merger. The Merger Securities will be issued to the LTC stockholders on a pro-rata basis.

Amendment No. 4 also provides that in the event that any holder of LTC warrants or options exercises any warrants or options prior to the Merger, LTC will use all proceeds thereof (the "Exercise Funds") as follows: (i) first, to pay a portion of the advances made by Ilion to LTC pursuant to the Bridge Loan Financing Agreement in an aggregate amount up to three hundred fifty thousand dollars ($350,000); (ii) second, to pay certain liabilities of LTC with respect to the accrued salary due and owing to Mr. Thomsen, LTC's former Chairman and Chief Executive Officer, in the aggregate amount of two hundred thousand dollars ($200,000); and (iii) third, to pay LTC's employee, operating and administrative expenses, excluding capital costs ("LTC's Continuing Costs").

Amendment No. 4 provides that from and after the closing under the Merger Agreement, the Merger Securities will be held in an escrow established jointly by LTC and Ilion under the terms of which the holders of the Merger Securities issued pursuant to the Merger Agreement will not be permitted to sell or offer to sell or otherwise dispose of any shares of Common Stock of Ilion without the prior written consent of a designated IPO underwriter until the earlier of (1) the date of termination of the offer, sale and disposition lock-up period which is applied by the Ilion IPO underwriters to a majority of the Ilion shareholders or (2) the date which is 180 days after the closing of the Ilion IPO.


MERGER SHARES TO BE DELIVERED AND MERGER AGREEMENT PROVISIONS, IF AMENDMENT NO. 4 IS NOT IN EFFECT

If LTC or Ilion were to restore the provisions contained in Amendment No. 4 to their terms as if Amendment No. 4 had never become effective, the following provisions would apply in lieu of those set forth in Amendment No. 4:

In the Merger, LTC will merge with and into Ilion and all of the outstanding shares of LTC's common stock will be exchanged for an aggregate of 3.5 million shares of Ilion, subject to possible increase of up to 625,028 additional shares of Ilion common stock under certain circumstances relating to the number of LTC options and warrants exercised prior to the Merger. The Merger Securities will be issued to the LTC stockholders on a pro-rata basis.

In the event that any holder of LTC warrants or options exercises any warrants or options prior to the Merger, LTC will use the Exercise Funds as follows: (i) the first three hundred and fifty thousand dollars ($350,000) will be used by LTC to finance the operations of LTC in lieu of obtaining financing under the Bridge Loan

Financing Agreement and (ii) the second two hundred thousand dollars ($200,000) will be used by LTC to pay a portion of the accrued salary due and owing to Mr. Thomas Thomsen, LTC's former Chairman and Chief Executive, and any excess Exercise Funds (the "Excess Exercise Funds") will be used by LTC to pay LTC's Continuing Costs directly by LTC. To the extent LTC pays its Continuing Costs through the Excess Exercise Funds rather than through Bridge Loan Financing funds the Merger Securities to be distributed to LTC stockholders in the Merger will be increased on the following basis: one share of Ilion Common Stock will be added to the 3,500,000 Merger Securities for every $2.25 of Excess Exercise Funds received by LTC (the "Additional Merger Securities").

There were no lock-up provisions contained in the Merger Agreement prior to Amendment No. 4.

ADDITIONAL TERMS OF THE MERGER

LTC has agreed that prior to the Merger Closing Date, it will use its best efforts to cause all outstanding warrants and options issued by LTC to be exercised by the holders thereof. LTC has agreed to terminate all LTC stock plans and outstanding and unexercised stock options as of a date not later than immediately prior to the closing date of the Merger. Any of LTC warrants outstanding at the Merger closing date that are not terminated, other than warrants held by Ilion, will be converted and adjusted at the Merger closing date into warrants to purchase shares of Ilion in accordance with their terms.

In connection therewith, LTC has approved the repricing of all outstanding warrants to $0.15 and accelerated the vesting of all outstanding warrants and options in exchange for the consent of the holder of the warrant to a new termination date of the warrant of the earlier of the original expiration date and the date 30 days prior to the closing date of the Merger. As of March 1, 2001, all holders of LTC warrants had entered into Warrant Amendment Agreements pursuant to which the holders consented to such new termination dates.

Ilion has agreed that upon the closing of the Merger, Ilion will offer to each full-time employee of LTC employment with Ilion or an affiliate of Ilion with each such offer to include a substantially equivalent title, level of responsibility and compensation and benefits as each such employee had as an employee of LTC. Ilion will also offer employment to Mr. David Cade, LTC's Chairman and Chief Executive Officer.

At the time of the Merger, Ilion will grant a minimum of three hundred thousand (300,000) options to the LTC transferred employees for the purchase of Ilion Common Stock at an exercise price of $2.25 per share.

Effective at the Merger closing, LTC will have the right to appoint one member to the Board of Directors of Ilion. Ilion has agreed to use its reasonable best efforts to cause such appointee to be elected to the Ilion Board of Directors.

The consummation of the Merger is contingent upon certain closing conditions being met by the parties by February 28, 2002, including the closing of the Ilion IPO and the approval of the Merger by the stockholders of LTC. A meeting of the LTC stockholders to approve the Merger will be held as soon as practicable after the Ilion IPO. Prior to the LTC stockholder meeting LTC and Ilion will mail a proxy statement and prospectus to all of the LTC stockholders with complete information on the Merger, Ilion and the securities to be received by the LTC stockholders in the Merger.

The closing conditions to the Merger must be met by February 28, 2002 or either LTC or Ilion may terminate the Merger Agreement provided that the terminating party has not prevented the consummation of the Merger by a breach of the Merger Agreement by such party. Accordingly, both the Ilion IPO and the approval of the Merger by the LTC Stockholders must be completed by February 28, 2002 and the remaining closing conditions must be met by such date. There can be no assurance that Ilion will be able to consummate the Ilion IPO by February 28, 2002.
There can also be no assurance that if the Ilion IPO is completed by February 28, 2002 that the Merger will be approved by the LTC stockholders by such date.

There can be no assurance that the Merger will be approved by the stockholders of LTC or consummated. If the Merger is not consummated LTC will assess all available options, including the suspension of operations and possibly liquidation, bankruptcy or other measures.

BRIDGE LOAN FROM ILION

Pursuant to the terms of a Bridge Loan Financing Agreement entered into as of November 29, 1999 (the "Bridge Loan"), Ilion has agreed to advance working capital to LTC. Ilion has advanced a total of $3,462,500 as of December 31, 2000 and $4,076,376 through March 31, 2001. Under the Bridge Loan Agreement, Ilion has agreed to advance to LTC ongoing funds required by LTC for ongoing employee, operating and administrative expenses, excluding capital expenses.

Beginning in October 1999, Ilion has provided working capital for LTC. Management is depending on the Bridge Loan Agreement funding from Ilion to meet LTC's obligations through the next year. In 2001, Ilion reduced the amount of funding it has been providing to LTC on a monthly basis. Ilion advanced $250,000 per month in January and February 2001, $113,876 in March 2001 and $109,000 through April 16, 2001. Ilion has indicated that it has reduced its operating expenses throughout Ilion and has further indicated that it intends to fund LTC at $100,000 per month under the Bridge Loan. Funding at $100,000 per month will not be adequate to cover LTC's current operating expenses.

LTC is currently in discussions with Ilion regarding the funding level proposed by Ilion and the capital required by LTC to meet LTC's ongoing operating expenses. If Ilion funds LTC at $100,000 per month, LTC will be forced to curtail its current operations, substantially reduce the number of LTC employees, and take other measures to reduce its operating expenditures. As of April 16, 2001, LTC's outstanding payables were approximately $248,000. There can be no assurances that Ilion will continue to fund or will have the ability to fund LTC at $100,000 per month or at any level or advance the funds needed to pay LTC's outstanding payables. In the event Ilion does not advance funds to meet LTC's operating expenses LTC will access all available alternatives including suspension of operations and possibly liquidation, auction, bankruptcy and other measures.

If Ilion breaches the Merger Agreement, and the Merger Agreement is terminated as a result, prior to February 28, 2002, the date the Merger Agreement expires, Ilion would have the right to convert the Bridge Loan into shares of LTC common stock at the conversion price of $0.10 per share. In this event, the conversion could share result in Ilion holding an ownership percentage greater than 50%, depending on the amount of Bridge Loans outstanding on the date of conversion. In addition, LTC would need to find alternative sources of capital or be forced to curtail technology development expenditures which, in turn, will delay, and could prevent, the completion of LTC's commercialization process.

If the Merger does not occur by February 28, 2002 because the closing conditions have not been met by such date, including failure of the condition of the Ilion IPO or the approval of the Merger by LTC's stockholders, and Ilion has not breached the Merger Agreement, Ilion would have the right to convert the Bridge Loans into shares of LTC common stock at a conversion price of $0.10 per share. This conversion could result in Ilion holding an ownership percentage greater than 50%, depending on the amount of Bridge Loans outstanding on the date of conversion. In addition, in this instance, Ilion would be issued three year warrants to purchase 7.5 million shares of LTC common stock exercisable at $0.15 per share and Ilion would have a first option to purchase LTC's technologies and processes if LTC sells, goes into receivership, liquidation or the like. Ilion would also have the right and option to purchase LTC's pilot plant and equipment at book value as of the date of the Merger Agreement.

In connection with the Bridge Loan, LTC has granted Ilion a non-exclusive worldwide license to use LTC's thin film technology and manufacturing methods solely as it relates to lithium-ion polymer batteries. Pursuant to the licensing agreement, Ilion will pay to LTC a royalty equal to the higher of one percent of the net sales price of each licensed product manufactured, sold or otherwise disposed of during the term of the licensing agreement or the rate that applies to any license agreement entered into subsequent to October 1, 1999. The funds advanced by Ilion to LTC under the Bridge Loan will be deemed as an advance payment of royalty fees due under the licensing agreement. All improvements developed by LTC or Ilion during the course of the licensing arrangement will be owned by Ilion. As of March 31, 2001, no royalties have been earned under this agreement.

At December 31, 2000, Ilion held $3,462,500 of convertible notes convertible into 34,625,000 shares of Common Stock at a conversion price of at $.10 (which are only convertible in the event of a default or if the Merger does not close by February 28, 2002). At March 31, 2001, Ilion held $4,076,376 of convertible notes convertible into 40,763,760 shares of LTC Common Stock, which would represent approximately 44% of LTC's outstanding Common Stock upon conversion. Additional notes may be issued by LTC to Ilion under the Bridge Loan convertible into shares of Common Stock at a conversion price of $.10 per share, and LTC may issue to Ilion warrants to purchase 7,500,000 shares of LTC Common Stock exercisable at $0.15 per share. The notes will not be converted into LTC Common Stock and the warrants will not be issued to Ilion if the Merger is closed. The percentage ownership of LTC that Ilion will own if there is a default under the Bridge Loan or in the event the Merger is not closed will depend on the amount of funds advanced by Ilion to LTC. If the Merger is completed the notes will not be converted into LTC common stock and no warrants will be issued to Ilion.

The Bridge Loan Agreement does not contain a maximum of the amount of funding that may be advanced under such agreement. Accordingly, there is no maximum amount of notes that may be issued to Ilion. The amount of the notes will be related to the working capital advances made by Ilion to LTC and the length of time until the Merger is completed.

                     DEVELOPMENT AND COMMERCIALIZATION PLAN


LTC is in the late stages of developing and producing innovative rechargeable solid state lithium polymer batteries. LTC has worked closely with selected portable electronics Original Equipment Manufacturers ("OEMs") over the past several years, exploring various notebook computer, PDA and wireless handset applications. However, based on emerging market opportunities and as part of the strategy of merging into Ilion, LTC has now refocused its unique large footprint cell manufacturing technology and market activities to concentrate on automotive battery applications, including Hybrid Electric Vehicles (HEVs). In September 2000, LTC completed the first working prototype lithium-ion polymer HEV battery, complete with electronics. A second generation prototype HEV battery was completed in January 2001, with even more advanced versions scheduled for completion later in the year. LTC has not yet delivered a prototype HEV battery for testing by a third party. All improvements to LTC's technology contained in the prototype HEV batteries are owned by Ilion pursuant to the terms of the licensing agreement between LTC and Ilion entered into in connection with the Bridge Loan. See "Bridge Loan From Ilion."

LTC is currently engaged in routine pilot production operations, regularly producing 4" x 8" x 1/4" 10 Ah flat cells intended for HEVs and other large battery applications. LTC believes its battery technology offers higher energy densities, lighter weight and improved run-times in a thinner, flatter form factor than current competing batteries, while being safer for end-users and more friendly to the environment. LTC also believes it has significant competitive advantages in the manufacturing process over other battery manufacturers in the process of commercializing lithium polymer technology. LTC's batteries are based on its patented and proprietary web structure technology which LTC believes offers significant manufacturing efficiencies, including yield and cost advantages over competing technologies. Prior to changing its focus to developing large cell batteries, LTC delivered limited quantities of prototype batteries and component cells for evaluation to selected battery pack integrators and portable electronics OEMs.


LTC has an experienced management team and a strong technical staff with relevant experience in battery technology and applications, thin-film manufacturing, capital raising, and global marketing, sales and strategic alliances.

LTC's proprietary composite cell structures allow the use of conventional coating materials and standard coating/laminating machinery thereby enabling LTC to be a low-cost producer of high quality product. The patented web structure is three dimensional, providing a thin, flat and lightweight cell with the additional benefits of stability, performance and ease of manufacturing. The end result is a battery with a significant energy density advantage (longer run times) which can be adapted to any size, shape and configuration versus the standard liquid electrolyte batteries.

Until the closing of the Merger, LTC and Ilion are working together in leveraging their combined vertical integration capabilities and patented/proprietary technologies encompassing: (1) access to lithium reserves;
(2) advanced carbonate and electrode materials; (3) composite cell structures;
(4) unique substrate handling manufacturing processes; (5) large battery assemblies and (6) lithium recycling. The two companies are targeting global market opportunities involving HEV batteries, portable electronics, and stationary large battery applications.

While LTC will focus on HEV battery applications, LTC will also continue to provide the technology support to Ilion in large footprint cell structures, large battery assemblies and manufacturing process scale-up for all applications.

Following the Merger, the new combined entity is expected to have a unique position in the lithium polymer battery market, providing a proprietary vertical integration capability that will range from high grade lithium materials to reinforced composite battery structures, with low cost, high yield thin film manufacturing processes. This combination of technologies, capabilities and people - coupled with the selected joint venture partners for global manufacturing and distribution - will enable the new company and its joint venture partners to become low cost providers of high quality and high performance batteries for a wide range of applications.

                             LTC TECHNOLOGY OVERVIEW

LTC's lithium polymer batteries are comprised of thin, laminated cells or bicells. LTC's proprietary technology includes critical composition, process, and packaging aspects of the battery.

LTC's use of thin, laminated, composite layers (e.g., thin, lightweight fibers embedded in active solid material matrices) is different from competitive methods which utilize thin-film extrusion, coating technology and metal grids. This composite formulation improves conductivity, stability, resistance to shorting, reliability, uniformity and manufacturability. The composite structures also permit relatively simple production processes, which form the basis for successful scale-up and ultimately, lower costs. The processing scheme uses proven and well understood "substrate handling" technology that results in a uniform thickness across the substrate, low cost high yield production and more consistent performance of the battery product.

LTC's version of lithium-ion polymer technology has an energy density advantage because of the lightweight fiber web construction and a production cost advantage because of the web-carrier/substrate-based continuous flow, high speed coating and laminating manufacturing process. Lower cost manufacturing is made possible by the following: (1) easier cell assembly through direct coating on substrates; (2) fewer laminate components; (3) fewer process steps; (4) better bonding; (5) better structural stability; and (6) lower defect rates / higher yields.

LTC's web structures facilitate consistent, repeatable larger footprint cells, which are ideal "building blocks" for HEV batteries and other large battery applications. Based on LTC's technology development progress since 1994 and five years of pilot-line manufacturing operations, LTC believes it possesses unique knowledge in the following areas: (1) roll-to-roll continuous flow, high yield coating, laminating and packaging processes; (2) use of different coating substrates and cell structures depending upon specific applications; (3) mixing of electrode and electrolyte formulations; (4) construction and testing of large footprint cells; (5) production scale-up; and (6) large lithium polymer battery assemblies.

                              INTELLECTUAL PROPERTY

LTC holds twenty-four issued U.S. patents and has six pending patent applications on its technology. LTC also has other proprietary knowledge that is in the patent disclosure stage or that it protects as trade secrets. LTC's early patents relate to materials and construction for lightweight solid-state rechargeable batteries. The later patents and applications relate to improvements to the technology contained in the first patent or to other key aspects of rechargeable lithium battery technology. In 1998, two patents were issued that gave LTC patent protection on the use of metalized fiber webs for building electrodes and separators. These metalized webs provide superior conductivity and further simplify the manufacturing process.

The earliest of LTC's patents expires 2005. There is no current or, to LTC's knowledge, threatened litigation on its patents. See "Description of Business-Competition".

The following table sets forth the U. S. patents currently held by LTC:

         Patent Number                       Title
         -------------                       -----


         4,794,059     Lightweight Solid State Rechargeable Batteries

         4,861,690     Lightweight Battery Construction

         4,960,655     Lightweight Batteries

         5,006,431     Solid State Polymer Electrolyte for Batteries

         5,057,385     Battery Packaging Construction

         5,102,752     Solid State Composite Electrolyte for Batteries

         5,350,647     Electrodes for Electrochemical Devices

         5,378,558     Composite Electrolytes for Electrochemical Devices

         5,422,200     Battery Packaging Construction for Alkali Metal Multicell
                       Batteries

         5,443,602     Apparatus and Method for Automatic Mass Production and
                       Packaging of Electrochemical Cells

         5,521,023     Composite Electrolytes

         5,529,707     Lightweight Composite Polymeric Electrolytes for
                       Electrochemical Devices

         5,597,658     Rolled Single Cell and Bi-Cell Electrochemical Devices
                       and Method of Manufacturing the Same

         5,650,243     Battery Packaging Construction Using Flexible Plastic
                       Barrier Structures

         5,655,313     Apparatus for Fluidized, Vacuum Drying and Gas Treatment
                       for Powdered, Granular, or Flaked Material

         5,705,084     Polymer Alloy Electrolytes for Electrochemical Devices

         5,747,195     Current Collectors For High Energy Density Cells

         5,750,289     Lightweight Current Collectors and Carriers

         5,925,483     Multi-Layer Polymer Electrolytes for Electrochemical
                       Devices

         6,025,096     Solid State Polymeric Electrolytes for Electrochemical
                       Devices

         6,080,267     Method for Electroconductive Fastening of Carbon Fiber
                       Current Collectors and Terminals for Electrochemical
                       Devices

         6,080,511     Composite Polymer Electrolytes for Alkali Metal
                       Electrochemical Devices which Contain a Glass Fiber Net

         6,134,773     Method for Automatic Mass Production of Electrochemical
                       Cells

         6,143,445     Composite Electrodes Containing Chopped Conductive Fibers

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

In connection with the Bridge Loan, LTC has granted Ilion a non-exclusive worldwide license to use LTC's thin film technology and manufacturing methods solely as it relates to lithium-ion polymer batteries. Pursuant to the licensing agreement, Ilion will pay to LTC a royalty equal to the higher of one percent of the net sales price of each licensed product manufactured, sold or otherwise disposed of during the term of the licensing agreement or the rate that applies to any license agreement entered into subsequent to October 1, 1999. The funds advanced by Ilion to LTC under the Bridge Loan will be deemed as an advance payment of royalty fees due under the licensing agreement. All improvements developed by LTC or Ilion during the course of the licensing arrangement will be owned by Ilion.

                         TECHNOLOGY DEVELOPMENT HISTORY

LTC's advanced rechargeable battery technology is based on nearly eighteen years of specific research and development and over forty years of experience in plastics, thin films and emulsions. With the divestiture of Hope Industries in late 1993, LTC successfully raised capital from outside sources, narrowed LTC's focus, and renewed development of its rechargeable battery technology.


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

- During 1998, development and distribution of prototype battery cells and packs commenced to certain OEMs and is on-going. LTC's pilot line production operations are regularly producing three generic sizes of thin flat cells, including a large 9 Ah cell (4" x 8" x 1/4").

- In January 2000, LTC took delivery of a semiautomatic cell packaging and filling machine. This state-of-the art machine inserts LTC's thin flat lithium-ion cells into a pouch package, adds the polymer electrolyte and then seals the package. Its configuration is optimized for LTC's unique large footprint cells, which will be the common building blocks for multiple battery applications, including HEVs.

- In September 2000, LTC completed the first working prototype lithium-ion polymer HEV battery, complete with electronics.

- As of December 31, 2000, LTC had not generated any product revenues and had no commercial operations.

- A second generation prototype HEV battery was completed in January 2001, with even more advanced versions scheduled for later in the year. (All improvements to LTC's technology contained in the prototype HEV batteries are owned by Ilion)

- LTC is currently engaged in routine pilot production operations, regularly producing 4" x 8" x 1/4" 10 Ah flat cells ideal for HEVs and other large battery applications.

                                   COMPETITION

There are a number of emerging battery technologies that offer performance improvements over those that dominate the market today. The principal competitive rechargeable technologies are Nickel-Cadmium (NiCad), sealed lead acid, nickel metal hydride, zinc air and liquid electrolyte lithium-ion batteries. NiCad batteries are still the most widely used rechargeable batteries in the consumer electronics market, but for wireless communications and portable computer applications, nickel metal hydride and liquid lithium-ion now have dominant market share; moreover, lithium-ion has now eclipsed nickel metal hydride in dollar value of sales, with a focus on high end cell phone, notebook computer and PDA applications.

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

LEAD ACID

Automobiles have been the primary users of unsealed, lead batteries since the turn of the 20th century. There have been only incremental improvements in this technology. Sealed lead acid batteries for certain portable electronics devices are inexpensive, but relatively heavy. They have good power density and good discharge capability, but have very low cycle life and require special disposal management.

ZINC AIR

Zinc Air batteries, which entered the marketplace in 1994, provide long run time for notebook computers but have limited mass market appeal because of their high weight, volume and cost, and their configuration as a "clip-on" using plugs or jacks rather than as an "integrated" product. Because of these limitations, zinc air manufacturers have switched their focus to primary batteries.

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

LITHIUM-ION (POLYMER)

Lithium-ion (polymer) batteries are a solid state version of lithium-ion (non-polymer configuration) rechargeables. Lithium-ion (polymer) batteries were developed and licensed by Telecordia (Bellcore) and others. These batteries appeared in the marketplace in commercial quantities for cell phone applications in 2000. These batteries have form factor, weight, performance and safety advantages over liquid electrolyte lithium-ion as well as comparable energy density and self-discharge properties.

In the late 1990's Bellcore demonstrated in the laboratory a "plastic" lithium-ion polymer technology that exhibited significant performance and form factor improvements over other battery technologies. A number of companies paid royalties for the right to use this technology for commercial production. The challenge for these companies has been to develop and implement a cost-effective manufacturing process. To date, management believes that only a few companies have been successful in bringing this technology to the marketplace. Other companies have introduced non-Bellcore technologies. Bellcore was subsequently purchased by Science Applications International Corporation (SAIC) and renamed Telecordia, and in December 2000 Valence Technologies, Inc. acquired all of Telecordia's lithium-ion polymer battery intellectual property rights.

As of early 2001, the following companies have lithium-ion polymer battery products in the marketplace, primarily for cell phone applications in the 500-900 mAh range: Sony, Panasonic, Sanyo, Hitachi Maxell, Samsung, Ultralife Batteries and approximately 2 or 3 other companies in Asia. LTC believes that these small footprint polymer batteries represent a low margin business, especially in competition with cheaper liquid lithium-ion batteries. Competing prismatic (rectangular) liquid lithium-ion batteries are becoming thinner and are being produced in ever increasing quantities in Japan, Korea, Taiwan and China.

LTC believes that there are other emerging market opportunities for polymer batteries, particularly involving large battery applications such as HEVs and stationary units, that offer significantly higher margins. LTC believes that its patented composite cell structures, uniform large footprint cells, thin film manufacturing processes and large battery assembly knowledge provide market differentiation in the higher margin applications.

                                  RAW MATERIALS

Certain materials used in LTC's products are available only from a limited number of sources. The industry currently has sufficient capacity to meet LTC's needs. LTC also believes that Ilion's direct access to sources of lithium raw materials should provide a continuing supply of necessary raw materials. However, there can be no assurances that sources and the currently adequate supply of raw materials will continue.

                            EQUIPMENT AND FACILITIES

LTC has outfitted a modern research and development facility in Plymouth Meeting, Pennsylvania, with appropriate equipment and instrumentation. At 12,400 square feet, this modern facility has sufficient space to meet LTC's near-term needs. In January 2000 LTC received a semiautomatic cell packaging and filling machine. Together with the coating equipment and lamination equipment previously installed, this piece of equipment is one of the central elements of LTC's capital investment program to expand and upgrade its continuous flow manufacturing capabilities.

                                    EMPLOYEES

LTC's management team and core technical staff has expertise in technology, commercialization, process development, battery engineering, electrochemistry, international marketing, fund-raising and strategic alliance development. As of December 31, 2000, LTC had a total of 14 full-time and 2 part-time employees.

             GOVERNMENT REGULATION, SAFETY, ENVIRONMENTAL COMPLIANCE

As with any battery, LTC's lithium polymer batteries can short when not handled properly. Due to the size of LTC's prototype HEV batteries, a short can cause rapid heat buildup when the battery is in a fully or nearly full charged state. Under extreme circumstances, this could conceivably cause a fire. This is most likely to occur during the formation and/or testing phase of LTC's process, when LTC's batteries are charged and discharged at extremely high rates. LTC incorporates safety procedures in its battery testing lab to minimize safety risks, although there can be no assurance that an accident in any part of LTC's facilities where fully charged batteries are handled will not occur. Any such accident could cause delays in further development and manufacturing of LTC products, which could adversely affect LTC's operations and financial condition.

LTC's manufacturing process incorporates the use of solvents, some of which are flammable and/or toxic. LTC's manufacturing process also incorporates pulverized solids, which can be toxic to employees when allowed to become airborne. LTC has incorporated safety controls and procedures into its pilot line manufacturing processes designed to maximize the safety of its employees and neighbors. Prior to commercializing LTC batteries, these controls and procedures must be upgraded to maximize the safety of employees and neighbors during full-scale operations. Any related incident, including fire or personnel exposure to toxic substances, could result in significant production delays or claims from damages resulting from injuries, which could adversely affect LTC's operations and financial condition.

Prior to commercial production of LTC's batteries, LTC will seek to obtain approval of its products by one or more of the organizations engaged in product safety, such as Underwriters' Laboratories. Such approvals could require significant time and resources from LTC's technical staff and, if redesign were necessary, result in a delay in the commercialization of LTC's products.

Current manufacturers of small lithium ion batteries are not subject to the requirements of the U.S. Department of Transportation (USDOT) regulations. In addition, current lithium ion batteries are considered to be non-dangerous by the International Civil Aviation Organization (ICOA), the International Air Transport Association (IATA), and the International Maritime Dangerous Goods
(IMDG) regulations. However, due to the size of LTC's prototype HEV batteries and the lack of regulatory information currently published for lithium polymer batteries, a permit may be required to transport LTC's lithium polymer batteries from LTC's manufacturing facility. Although similar batteries with other chemistries are routinely shipped from manufacturing facilities to all parts of the world, and although LTC believes that their batteries will be exempted from transport regulations based upon current transport regulations, no assurance can be given at this time that LTC will not encounter any difficulties in complying with changes in USDOT, ICOA, IATA, and IMDG regulations.

All materials used by LTC must be registered in accordance with the U.S. Toxic Substance Control Act (TSCA) before they can be imported for use in full-scale manufacturing operations. Although the raw material manufacturer is responsible for obtaining TSCA registration for any products that it ships to the U.S., the time required for suppliers to obtain TSCA registration could result in a delay in the commercialization of LTC's products.

As with all employers in the U.S., LTC must comply with U.S. Occupational and Safety Administration (OSHA) regulations designed for the protection of every U.S. employee while at the workplace. Similarly, as an employer in the State of Pennsylvania, LTC must comply with U.S. Environmental Protection Agency (USEPA) and Pennsylvania Department of Environmental Protection Agency (PADEP) regulations designed to protect the environment from contaminants that can be discharged from manufacturing facilities. No assurance can be given that LTC will not encounter any difficulties in complying with OSHA, USEPA, and PADEP regulations.

                          ILION TECHNOLOGY CORPORATION

Ilion (formerly known as Pacific Lithium Limited) was formed in 1994 as a New Zealand company and in October 2000 domesticated as a Delaware corporation and changed its name to Ilion Technology Corporation. Ilion started out developing processes to extract lithium from sea water, which it first converted into lithium hydroxide and then into lithium carbonate. Although Ilion was successful in doing so, the extraction from sea water became uneconomic when a new supplier entered the market and dropped prices to secure market share.

In 1997, Ilion began utilizing its proprietary technology to convert low cost, waste lithium hydroxide into high grade and premium grade lithium carbonate for the rapidly growing lithium-ion battery industry. Ilion's experience producing lithium carbonate and supplying it to cathode manufacturers enabled it to develop an understanding of the capabilities of lithium-ion based cathode materials. Working with and utilizing licenses from the Massachusetts Institute of Technology and the National Research Council of Canada, Ilion developed its proprietary lithium manganese oxide cathodes. Ilion has also developed expertise with respect to anodes and electrolytes and their combination to develop different types of energy storage devices. Additionally, Ilion has developed manufacturing techniques and capabilities for its cathodes.

In September 1998, Ilion entered into an agreement with Qinghai Institute of Salt Lakes, which may provide Ilion with access to one of the world's largest known unexploited lithium reserves, located in China. At present, the joint venture company, Qinghai Lithium Limited, is engaged in research to develop methods to efficiently mine the resources.

In August 2000, Ilion entered into an agreement with Eldor Corporation S.p.A. ("Eldor") regarding the proposed establishment, operation and ownership of a new company in which Ilion would hold a 25% share and Eldor a 75% share. The new company would manufacture, market and distribute lithium-ion batteries and cells for cell phones or other portable electronic consumer or business appliances using the components Ilion would provide to the new company. The new company has not yet been formed and will only be formed if Ilion and Eldor produce a lithium-ion battery designed for cell phones or other portable electronic consumer or business appliances, for testing by an OEM. If a lithium-ion battery has not been produced by September 30, 2001, either party has the option to terminate the agreement. Eldor, headquartered in Como, Italy, currently manufactures integrated electronic subassemblies for the consumer electronics, telecommunications and automotive industries. Eldor also specializes in the design, manufacture and operation of automated production systems. Current Eldor clients include Vestel Group, Koninklijke Philips NV, DaimlerChrysler AG, Nokia and Toshiba Corporation.

In November 2000, Ilion entered into a joint venture agreement with Powercell Corporation ("Powercell"). Pursuant to the agreement, Ilion and Powercell formed Proteus Power LLC, which is owned 75% by Ilion and 25% by Powercell, to develop and manufacture lithium-ion based energy storage devices for (1) the management and enhancement of electricity reliability and power quality (excluding devices under 50 kW), (2) the electric vehicle market (excluding HEVs) and (3) the renewable energy market, which includes wind and solar energy. Proteus' initial product is expected to be a large cell lithium manganese based energy storage device for use in high pulse power products. Full-scale production of Proteus' large cell device is planned to commence in the third quarter of 2001, in its facility in Burlington, Massachusetts. Powercell, headquartered in Boston, Massachusetts, is a developer and manufacturer of large-scale energy storage systems for the premium power, power quality and electricity reliability markets.

Ilion's goal is to become a leading producer of lithium-ion based energy storage solutions, including components and end-devices, for use across the rapidly expanding distributed energy services industry. Ilion manufactures high grade and premium grade lithium carbonate at its manufacturing facility in Auckland, New Zealand. Ilion has constructed a pilot cathode process for manufacturing manganese cathode material at its New Zealand facility.

ITEM 2.  DESCRIPTION OF PROPERTY

LTC leases a 12,400 square foot research facility and corporate headquarters in a free-standing building at 5115 Campus Drive in Plymouth Meeting, Pennsylvania pursuant to a Lease Agreement between PMP Whitemarsh Associates and LTC dated July 22, 1994 and amended on March 19, 2001.

The lease had an initial five year term (which expired on October 31, 1999) and had an additional five year extension option. By letter agreements, LTC and the landlord extended the initial term of the lease through March 31, 2001. On March 19, 2001, LTC and the landlord entered into an amendment to the lease pursuant to which the five year extension option was amended to a two year extension option which LTC exercised. The two year extension commences on April 1, 2001 and ends on March 31, 2003. The annual rent under the lease during the two year extension is approximately $134,000 and $136,000 in years one and two, respectively.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of LTC's security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR LTC'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

LTC's common stock is traded in the over-the-counter market, and "bid" and "asked" prices in the common stock are quoted on the NASD OTC Electronic Bulletin Board under the symbol "LITH". The following table sets forth certain information with respect to the high and low bid prices for LTC's common stock as of the close of each of the four calendar quarters of 2000 and 1999. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.


                                                     Bid Prices for Common Stock
                                                     ---------------------------

                                                     High                Low
                                                     ----                ---
2000
First Quarter                                        $2.625              $0.250
Second Quarter                                       $1.310              $0.490
Third Quarter                                        $0.750              $0.380
Fourth Quarter                                       $0.570              $0.175



1999

Fourth Quarter                                       $0.4400             $0.1500
Third Quarter                                        $0.3600             $0.2400
Second Quarter                                       $0.8400             $0.3800
First Quarter                                        $0.8125             $0.2200


As of December 31, 2000, there were approximately 817 holders of record of LTC's common stock.

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

                          GENERAL AND PLAN OF OPERATION


LTC is a pre-production stage company in the process of commercializing a unique, solid-state, lithium polymer rechargeable battery. LTC is engaged in technology development activities and pilot line manufacturing operations to further advance this battery technology and also holds various patents relating to such batteries. LTC is developing innovative lithium polymer batteries for Hybrid Electric Vehicle (HEV) applications.

On January 19, 2000, LTC and Pacific Lithium Limited ("PLL") of Auckland, New Zealand signed an Agreement and Plan of Merger (the "Merger Agreement") to merge their respective companies (the "Merger"). On October 2, 2000, PLL domesticated into the U.S. and became a private Delaware corporation pursuant to the provisions of Section 388 of the Delaware Corporation Law (the "Domestication") and changed its name to Ilion Technology Corporation ("Ilion"). Ilion intends to consummate an Initial Public Offering in the United States and NASDAQ listing of Ilion (the "Ilion IPO") as soon as practicable depending upon market conditions and other factors. The Merger will be completed after the consummation of the Ilion IPO and the approval of the Merger by the LTC stockholders, assuming the remaining closing conditions are met. A meeting of the LTC stockholders to approve the Merger will be held as soon as practicable after the Ilion IPO.

The closing conditions to the Merger must be met by February 28, 2002 or either LTC or Ilion may terminate the Merger Agreement provided that the terminating party has not prevented the consummation of the Merger by a breach of the Merger Agreement by such party. Accordingly, both the Ilion IPO and the approval of the Merger by the LTC Stockholders must be completed by February 28, 2002 and the remaining closing conditions must be met by such date. There can be no assurance that Ilion will be able to consummate the Ilion IPO by February 28, 2002. There can also be no assurance that if the Ilion IPO is completed by February 28, 2002 that the Merger will be approved by the LTC stockholders by such date.

Until the closing of the Merger, LTC and Ilion are working together in leveraging their combined vertical integration capabilities and patented/proprietary technologies encompassing: (1) access to lithium reserves;
(2) advanced carbonate and electrode materials; (3) composite cell structures;
(4) unique substrate handling manufacturing processes; (5) large battery assemblies; and (6) lithium recycling. The two companies are targeting global market opportunities involving HEV batteries, portable electronics, and stationary large battery applications. Ilion has also established joint venture manufacturing and distribution relationships with selected partners around the world. The first such joint venture, with Eldor Corporation of Italy, regarding manufacturing and distribution of lithium-ion batteries for portable electronics applications worldwide, was signed in August, 2000. In November 2000, Ilion entered into a joint venture agreement with Powercell Corporation. Pursuant to the agreement, Ilion and Powercell formed Proteus Power LLC, which is owned 75% by Ilion and 25% by Powercell, to develop and manufacture lithium-ion based energy storage devices for (1) the management and enhancement of electricity reliability and power quality (excluding devices under 50 kW), (2) the electric vehicle market (excluding HEVs) and (3) the renewable energy market, which includes wind and solar energy. While LTC will focus on automotive battery applications, LTC will also continue to provide technology support to Ilion in large footprint cell structures, large battery assemblies and manufacturing process scale-up for all applications.

The new combined entity is expected to have a unique position in the lithium polymer battery market, providing a proprietary vertical integration capability that would range from high grade lithium materials to reinforced composite battery structures, with low cost, high yield thin film manufacturing processes. This combination of technologies, capabilities and people - coupled with the selected joint venture partners for global manufacturing and distribution - will enable the new company to become a low cost provider of high quality and high performance lithium polymer batteries. Targeted markets for Ilion and its array of technologies include rapidly emerging markets for large rechargeable lithium batteries such as HEVs and stationary applications, as well as the more traditional portable electronics applications.

For a description of the Merger with Ilion see "Pending Merger with Ilion Technology Corporation" above in Item 1.

LTC has been unprofitable since inception, expects to incur substantial operating losses over the next few years and needs significant additional financing to continue the development and commercialization of its technology. LTC does not expect to generate any significant revenues from operations during the fiscal year ending December 31, 2001.

If the Merger with Ilion is not consummated, LTC will assess all available alternatives including the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

              LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

LTC has financed its operations since inception with convertible debt and private placements of common and preferred stock and has raised approximately $17.89 million, including approximately $3,463,000 from Ilion as of December 31, 2000.

At December 31, 2000, LTC had cash and cash equivalent of $52,000, fixed assets of $347,000 and other assets of $21,000. LTC's total liabilities were $3,975,000 consisting of accounts payable, accrued salaries, accrued expenses in the amount of $512,000 and convertible promissory notes held by Ilion in the amount of $3,463,000. LTC had a working capital deficit of $485,000 on December 31, 2000 as compared to a $553,000 working capital deficit on December 31, 1999.

LTC's cash and cash equivalents increased by approximately $14,000 from December 31, 1999 to December 31, 2000. The working capital and cash increase is attributable primarily to the bridge financing from Ilion offset by LTC's engineering, research and development and general and administrative expenses.

LTC's stockholders' deficiency was $3,580,000 at December 31, 2000, after giving effect to an accumulated deficit of $51,263,000 which consisted of $44,348,000 accumulated deficit during the development stage from July 21, 1989 through December 31, 2000 and $6,865,000 accumulated deficit from prior periods. LTC expects to incur substantial operating losses as it continues its commercialization efforts.

Pursuant to the terms of a Bridge Loan Agreement between Ilion and LTC, Ilion has agreed to advance working capital to LTC until the closing of the Merger. Ilion has advanced a total of $4,076,376 through March 31, 2001. Under the Bridge Loan Agreement, Ilion has agreed to advance to LTC ongoing funds required by LTC for ongoing employee, operating and administrative expenses, excluding capital expenses.

Beginning in October 1999, Ilion has provided working capital for LTC. Management is depending on the Bridge Loan Agreement funding from Ilion to meet LTC's obligations through the next year. In 2001, Ilion reduced the amount of funding it has been providing to LTC on a monthly basis. Ilion advanced $250,000 per month in January and February 2001, $113,876 in March 2001 and $109,000 through April 16, 2001. Ilion has indicated that it has reduced its operating expenses throughout Ilion and has further indicated that it intends to fund LTC at $100,000 per month under the Bridge Loan. Funding at $100,000 per month will not be adequate to cover LTC's current operating expenses.

LTC is currently in discussions with Ilion regarding the funding level proposed by Ilion and the capital required by LTC to meet LTC's ongoing operating expenses. If Ilion funds LTC at $100,000 per month, LTC will be forced to curtail its current operations, substantially reduce the number of LTC employees, and take other measures to reduce its operating expenditures. As of April 16, 2001, LTC's outstanding payables were approximately $248,000.
There can be no assurances that Ilion will continue to fund or will have the ability to fund LTC at $100,000 per month or at any level or advance the funds needed to pay LTC's outstanding payables.

If Ilion breaches the Merger Agreement, and the Merger Agreement is terminated as a result, prior to February 28, 2002, the date the Merger Agreement expires, Ilion would have the right to convert the Bridge Loan into shares of LTC common shares at the conversion price of $0.10 per share. In this event, the conversion could result in Ilion holding an ownership percentage greater than 50%, depending on the amount of Bridge Loans outstanding on the date of conversion. In addition, LTC would need to find alternative sources of capital or be forced to curtail technology development expenditures which, in turn, will delay, and could prevent, the completion of LTC's commercialization process.

If the Merger does not occur by February 28, 2002 because the closing conditions have not been met by such date, including failure of the condition of the Ilion IPO or the approval of the Merger by LTC's stockholders, and Ilion has not breached the Merger Agreement, Ilion would have the right to convert the Bridge Loans into shares of LTC common stock at a conversion price of $0.10 per share. This conversion could result in Ilion holding an ownership percentage greater than 50%, depending on the amount of Bridge Loans outstanding on the date of conversion. In addition, in this instance, Ilion would be issued three year warrants to purchase 7.5 million shares of LTC common stock exercisable at $0.15 per share and Ilion would have a first option to purchase LTC's technologies and processes if LTC sells, goes into receivership, liquidation or the like. Ilion would also have the right and option to purchase LTC's pilot plant and equipment at book value as of the date of the Merger Agreement.

LTC believes that provided Ilion advances the needed working capital to LTC until the consummation of the Merger, LTC will have sufficient capital resources to meet its needs and satisfy its obligations through the date of the Merger. LTC does not currently have sufficient cash to meet all of its operating needs or to achieve all its development and production objectives. There can be no assurance that funding will continue to be provided by Ilion in the amounts necessary to meet all of LTC's obligations.

If Ilion does not provide the needed working capital to LTC or if the Merger is not consummated, LTC will assess all available alternatives including the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

                              RESULTS OF OPERATIONS

LTC had no revenues from commercial operations for the years ended December 31, 2000 and 1999. Engineering, research and development expenses were $1,515,000 for the year ended December 31, 2000 compared to $1,385,000 in 1999. The increase of $130,000 was due primarily to increased lab supplies and salaries, including a $92,000 severance package paid to the former President of LTC.

General and administrative expenses were $1,957,000 for the year ended December 31, 2000 compared to $1,501,000 in 1999. The increase of $456,000 was due to increased legal, accounting and other expenses associated with the Ilion Merger.

Stock based compensation expenses were $25,000 for the year ended December 31, 2000 compared to $1,769,000 in 1999. The $25,000 of expenses for 2000 was caused by a reduction of the exercise price of stock options under the Directors Plan. For 1999, $1,167,000 of the expense was related to a private placement offering of common stock of LTC issued at a price below fair market value on the date of grant and $602,000 was related to the decrease in price of all outstanding warrants to $0.15 per share.

Interest expense decreased to $6,000 (net of interest income of $15,000) for the year ended December 31, 2000 compared to $7,000 (net of interest income of $21,000) in 1999.

RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for all financial years beginning after June 15, 2000. SFAS 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. LTC adopted SFAS No. 133 effective January 1, 2000. The adoption of SFAS No. 133 did not have a significant impact on the financial position or results of operations of LTC because LTC does not have significant derivative activity.


In March 2000, the FASB issued Financial Accounting Series Interpretation No. 44 entitled "Accounting for Certain Transactions involving Stock Compensation," which provides clarification to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of this Interpretation had no effect on LTC's financial position or results of operations for the current year, but does require that LTC's option plans be accounted for under variable plan accounting.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of LTC beginning on page F-1 are filed as part of this Annual Report on Form 10-KSB and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information concerning the directors and executive officers of LTC as of the date of this report:

NAME                    AGE                  POSITION
----                    ---                  --------

David J. Cade           63      Chairman of the Board and Chief Executive Officer
Stephen F. Hope         58      Director
Barry Huret             63      Director
Ralph D. Ketchum        74      Director
Arif Maskatia           51      Director
John D. McKey, Jr.      57      Director

David J. Cade was elected Chairman and Chief Executive Officer of LTC on November 1, 1999. Mr. Cade previously served as President and Chief Operating Officer of LTC from May 1996 to November 1999. Mr. Cade served as LTC's Vice President of Marketing from August 1994 to May 1996 and was elected an officer in October 1994. Mr. Cade was elected a director of LTC in August 1997. Mr. Cade has over thirty years of experience in senior business development, marketing, sales and international strategic alliances in global telecommunications systems, electronics and information technologies. From February 1988 to October 1992, Mr. Cade was Senior Vice President of Marketing and Business Development for COMSAT Systems Division in Washington, D.C. and from October 1992 until April 1994, Mr. Cade was Vice President of Sales and Marketing at Interdigital Communications Corporation, a Philadelphia company that manufacturers wireless telephone systems for customers worldwide. Previously, Mr. Cade held managerial positions in Washington D.C. with Martin Marietta (now Lockheed Martin), AT&T and the Department of Defense. Mr. Cade holds an MBA from Syracuse University and an undergraduate degree from the University of Illinois.

Stephen F. Hope currently serves as a director of LTC and was President, Chairman of the Board and Treasurer of LTC from October 1990 through April 1994. He is a director of Lithion Corporation, a wholly-owned subsidiary of LTC. Mr. Hope has an ongoing consulting arrangement with LTC with respect to the battery technology that is being developed by LTC. He received a B.A. from Dartmouth University in 1965 and is a member of the Society of Manufacturing Engineers and the Society of Photo-Finished Engineers. Mr. Hope was Director and the President of Hope Industries, Inc., a previously wholly-owned subsidiary of LTC, from 1985 through December 1993.

Barry Huret was elected a Director of LTC on December 21, 1998. Mr. Huret is the President and CEO of Huret Associates, Inc., Yardley, PA, a management and battery consulting company. Previously, from 1982-1997, he served as the Assistant General Manager, Division Head - OEM Battery Sales Group for the Panasonic

Industrial Company, Secaucus, New Jersey. He holds an MBA with Distinction from the New York University, Graduate School of Business and a B.A. with Honors in Economics from Cornell University, Ithaca, New York.

Ralph D. Ketchum was elected a director of LTC, effective July 1, 1994. He has been President of RDK Capital, Inc. ("RDK Capital") since January 1987. RDK Capital is a general partner of RDK Capital Limited Partnership, an investment limited partnership. Mr. Ketchum served as Chief Executive Officer and Chairman of the Board of Heintz Corporation ("Heintz"), a majority owned subsidiary of RDK Capital Limited Partnership. Mr. Ketchum was Senior Vice President and Group Executive of the Lighting Group, General Electric Company from 1980 to 1987. He also serves as a director of Metropolitan Savings Bank, Oglebay-Norton Corporation, Thomas Industries and Pacific Scientific, Inc.

Arif Maskatia was elected a director of LTC, effective February 23, 1999. Mr. Maskatia has over 27 years of experience in the computer industry. He presently is Vice President of the Advanced Technology & Portable Development Group for Acer Advanced Labs in San Jose, California, responsible for development of new notebook computer platforms. Prior to joining Acer, he held senior technology development positions with Zenith Data Systems and Alcatel/ITT Information Systems. Mr. Maskatia holds Bachelors and Masters degrees in electrical engineering from Cornell University.

John D. McKey, Jr. was elected a director of LTC, effective September 8, 1995. He has, since September 1993, been a partner at the law firm of McCarthy, Summers, Bobko & McKey, P.A., and, from June 1986 to September 1993, was a partner at Kohn, Bobko, McKey & Higgins, P.A. Mr. McKey formerly served as a director of Publishing Company of North America and currently serves as a director of Consolidated Capital of North America, Inc.

William D. Walker, formerly the Treasurer and Chief Financial Officer of LTC, resigned from such position effective August 19, 1999. Mr. Walker continues to provide services to LTC as a part-time consultant.

LTC's directors hold office until the next annual meeting of LTC's stockholders and until their successors have been duly elected and qualified. LTC's directors do not receive compensation for their services in that capacity.

On May 31, 2000, Dr. George R. Ferment, President & Chief Operating Officer and director, resigned to pursue other interests. As a result of the refocus/realignment of the business based on the strategic relationship and planned merger with Ilion, two other executives left LTC: Mr. Joseph Calio, Vice President of Sales and Marketing, on November 1, 2000; and Mr. Joseph Kejha, Chief Scientist, on February 21, 2001. On June 12, 2000, Mr. John McFeeley, director, resigned from the LTC Board due to new responsibilities and time constraints imposed by another undertaking. Dr. A.J. Manning, Vice President of Manufacturing, was promoted to the position of Executive Vice President of Operations on January 15, 2001, reflecting his increased responsibilities with the company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires LTC's officers and directors, and persons who beneficially own, directly or indirectly, more than ten percent (10%) of the registered class of LTC's equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers. Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish LTC with copies of all Forms 3, 4 and 5 they file.

All Forms 3, 4 and 5 that were required to be filed during 2000 pursuant to the provisions of Section 16(a) of the Exchange Act have been filed. However, some of the Forms 3, 4 and/or 5 that were required to be filed by the following were not filed on a timely basis. David J. Cade (1), Ralph Ketchum (1), John D. McKey, Jr. (2), George Ferment (2). (The number in parenthesis after each name represents the number of required forms that were not filed on a timely basis.)

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid by LTC during the three years ended on December 31, 2000 to (i) the Chief Executive Officer of LTC and (ii) all other executive officers of LTC, or any of its subsidiaries, who were serving in such capacity on December 31, 2000 and received total salary and bonus in excess of $100,000 during fiscal year 2000 (collectively, "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                            Long-Term
                                                          Compensation
                                             Annual      Awards Securities        All
Name and Principal                       Compensation      Underlying            Other
Position                          Year       Salary      Options/Sars (#)     Compensation
--------                          ----       ------      ----------------     ------------
David J. Cade, Chairman of        2000     $165,000              0                   0
    the Board and Chief           1999     $156,667        165,000 (2)               0
    Executive Officer (1)         1998     $148,750        528,029 (3)               0

George R. Ferment,                2000     $ 77,500(4)           0             $77,500(4)
    President, Chief Operating    1999     $146,667        165,000 (5)               0
    Officer and Chief             1998     $138,750        528,029 (6)               0
    Technical Officer (4)

(1)   Mr. Cade was appointed Chief Executive Officer of LTC on November 1, 1999.

(2) Mr. Cade was granted 165,000 stock options on September 27, 1999 at an exercise price of $0.26 per share.

(3) Mr. Cade was granted 528,029 stock options on December 18, 1998 at an exercise price of $0.28 per share.

(4) Dr. Ferment resigned from LTC and the Board of Directors effective May 31, 2000. Pursuant to an Agreement entered into between LTC and Dr. Ferment, LTC paid Dr. Ferment his salary until June 30, 2000 and $77,500 on June 30, 2000. In addition, LTC agreed to cause the 92,520 Ilion stock options to be allocated to Dr. Ferment under the Merger Agreement to be issued to Dr. Ferment on the later of the Ilion IPO or the Merger.

(5) Dr. Ferment was granted 165,000 stock options on September 27, 1999 at an exercise price of $0.26 per share.

(6) Dr. Ferment was granted 528,029 stock options on December 18, 1998 at an exercise price of $0.28 per share.

                    OPTIONS EXERCISED AND OPTIONS OUTSTANDING

The following table sets forth information with respect to (i) options exercised by each of the Named Executive Officers in fiscal year 2000 and (ii) the number and value of in-the-money unexercised options held by each of the Named Executive Officers at the end of fiscal year 2000. The value of in-the-money unexercised options held at December 31, 2000 is based on the closing "bid" price of $0.23 per share of Common Stock on December 31, 2000. All of the options held by Named Executive Officers had exercise prices in excess of $.23 as of December 29, 2000, accordingly there were no in-the-money unexercised options as of that date.

             AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 2000 AND
                      DECEMBER 31, 2000 OPTION/SAR VALUES

                                                         Number of
                                                        Securities        Value of
                                                        Underlying       Unexercised
                                                        Unexercised     in the Money
                                                       Options/Sars     Options/Sars
                                                       at Fy-end (#)    at Fy-end (#)
                        Shares
                      Acquired on       Value          Exercisable/     Exercisable/
     Name            Exercise (#)   Realized ($)       Unexercisable    Unexercisable
     ----            ------------   ------------       -------------    -------------
David J. Cade           654,529        576,269           701,482/ 0          $0/0
George R. Ferment       582,629        436,298           468,538/ 0          $0/0

In February 2000, the Board approved the acceleration of the vesting of all outstanding stock options, on the condition that the optionee consents to a new termination date of the earlier of (i) the original option termination date and
(ii) the date preceding the Merger between LTC and Ilion. This action was taken in connection with the Merger Agreement between LTC and Ilion which contains a covenant that LTC will use its best efforts to cause all outstanding LTC options to be exercised by the holders thereof prior to the Merger.

In June 2000, the Board of Directors approved the reduction of the exercise price of each outstanding option having an exercise price in excess of $.28 to $.28. This action was taken in connection with the Merger Agreement between LTC and Ilion which contains a covenant that LTC will use its best efforts to cause all outstanding LTC options to be exercised by the holders thereof prior to the Merger. In connection with the 2000 repricing of the stock options under the 1994 Stock Plan, the Board concluded repricing was advisable and in the best interests of LTC in order to, among other things, provide incentive to management and employees and in order to provide LTC with necessary working capital. No change other than the change in exercise price was approved at that time.

COMPENSATION OF DIRECTORS

Directors receive no cash compensation for serving on LTC's Board of Directors. Each Non-Employee Director receives an option to purchase 13,334 shares of Common Stock under LTC's Directors Stock Option Plan ( the "Directors Plan") upon election to the Board.

Under the Directors Plan, non-qualified stock options to purchase shares of LTC's Common Stock are granted automatically to Non-Employee Directors at the times specified in the Directors Plan. Each Non-Employee Director receives an initial option to purchase 13,334 shares of the Common Stock on the date on which such director first becomes eligible to participate in the Directors Plan. Thereafter, as long as a Non-Employee Director remains eligible to participate in the Directors Plan, such director will receive on the date LTC consummates a joint venture agreement with an investment in LTC of at least $3,000,000, options to acquire up to an additional 20,000 shares.

EMPLOYMENT AGREEMENTS AND CERTAIN EMPLOYEE MATTERS

On July 24, 1996, LTC entered into a one-year employment agreement with David J. Cade pursuant to which Mr. Cade was employed as LTC's President and Chief Operating Officer at an annual salary of $140,000. In May 1997, this agreement was extended for one year on the same terms and conditions except that no new options were granted. In June 1998, LTC extended this employment agreement for two years on the same terms and conditions except that no new options were granted, and Mr. Cade's salary was increased to $155,000 per year. Effective November 1, 1999, the Board of Directors elected Mr. Cade LTC's Chairman and Chief Executive Officer and Mr. Cade's salary was increased to $165,000 per year. In January 2000, the Board of Directors approved an extension of the employment agreement between LTC and Mr. Cade until the later of February 28, 2002 and one year after the closing date of the Merger.

Mr. Cade is eligible to receive a target bonus of up to 20% of his annual salary in the event certain specified milestones are achieved. Mr. Cade's employment agreement also provides for the issuance of a ten (10) year incentive option to purchase 133,333 shares of LTC's common stock at an exercise price of $1.33 per share. In June 1997, the Board of Directors approved the exchange of options held by each employee (including executive officers) under LTC's Stock Plan for new options with an exercise price of $0.58 per share. The new options became exercisable on November 1, 1997. In addition, Mr. Cade was granted 316,001 stock options on December 2, 1997 at an exercise price of $1.00, 528,029 options on December 18, 1998 at an exercise price of $.28 and 165,000 options on September 28, 1999 at an exercise price of $.26. On September 27, 1999, the Board approved the reduction of the exercise price of all 1994 options to $.26, which included 671,982 options held by Mr. Cade.

Mr. Cade's employment agreement provides for certain severance payment benefits in the event of a change in control (as defined in the employment extension agreement) combined with his employment termination resulting from his resignation or LTC's termination of his employment without cause. In connection with the execution of the Merger Agreement between LTC and Ilion, Mr. Cade entered into an agreement with Ilion and LTC agreeing to a modification of the change-in-control and severance provisions of his employment agreement and agreeing to a termination of the employment agreement with LTC effective at the time of the Merger closing.

Dr. George Ferment, the President, Chief Operating Officer and Chief Technology Officer and a director of

LTC, resigned from LTC effective May 31, 2000. Pursuant to an Agreement entered into between LTC and Dr. Ferment, LTC paid Dr. Ferment his salary until June 30, 2001 and $77,500 on June 30, 2000. In addition, LTC agreed to cause the 92,520 Ilion stock options to be allocated to Dr. Ferment under the Merger Agreement to be issued to Dr. Ferment on the later of the Ilion IPO or the Merger.

In 2000, 1999 and 1998, LTC paid $38,937, $53,218 and $73,781, respectively to William D. Walker for services rendered to LTC. Mr. Walker served as Treasurer and Chief Financial Officer of LTC until August 1999 and continues to provide services as a consultant. Mr. Walker did not receive a salary from LTC. On October 28, 1999, the Board also approved the acceleration of the vesting of the options owned by Mr. Walker in consideration of consulting services to be provided to LTC.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2000 with respect to the equity securities of LTC known by LTC to be beneficially owned by each beneficial owner of more than five percent of LTC's Common Stock, by each current director and Named Executive Officer (as defined in applicable SEC regulations), and by all current directors and executive officers as a group.

                                                         Number of Shares
Name and Address of Beneficial Owner(1)                Beneficially Owned(2)     Percent of Class(2)
---------------------------------------                ---------------------     -------------------
David J. Cade                                                   701,482 (3)             1.35%
Stephen F. Hope                                               1,289,607 (4)             2.45%
Ralph D. Ketchum                                                672,438 (5)             1.29%
John D. McKey, Jr.                                              127,535 (6)             *
Barry Huret                                                      13,334 (3)             *
Arif Maskatia                                                    13,334 (3)             *
All Directors and Officers as a Group (6 persons)             2,817,730 (7)             5.21%

*       Less than 1%.

(1) The address of each beneficial owner is c/o Lithium Technology Corporation, 5115 Campus Drive, Plymouth Meeting, PA 19462.

(2) Includes shares of Common Stock underlying outstanding warrants, options and convertible securities which are exercisable by the beneficial owner with respect to whom the calculation is made, that may be acquired within 60 days after December 31, 2000 upon the exercise or conversion of warrants, options or convertible securities.

(3)   Consists of options to acquire shares of Common Stock.

(4) Includes options to acquire 35,000 shares of common stock. Includes 90,328 shares of Common Stock held by Hazel Hope, the Executrix of the Estate of Henry Hope.

(5) Includes options to acquire 38,334 shares of Common Stock and 249,829 shares held by Mr. Ketchum's spouse.

(6)   Includes options to acquire 58,334 shares of Common Stock.

(7)   Includes options to acquire 868,818 shares of common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 22, 1997, LTC entered into a Senior Secured Convertible Note Purchase Agreement (the "1997 Note Purchase Agreement") with Lithium Link LLC ("Lithium Link") for the sale of $5.5 million of LTC's Senior Secured Convertible Notes (the "1997 Notes"). The 1997 Notes were convertible into LTC's Common Stock at a conversion price of $.28 per share. In January 1999, the Notes were converted into 19,642,857 shares of LTC's Common Stock and 562,647 shares of LTC's Common Stock were issued to pay accrued interest to the conversion date (together the "Interlink Shares"). In February 1999, Lithium Link authorized the distribution of the Interlink Shares to its members. Mr. Ketchum, a director of LTC and his wife were members of Lithium Link and received a total of 383,660 shares of Company Common Stock from Lithium Link in the distribution.

LTC believes that the transactions described above were fair to LTC and were as favorable to LTC as those which it might have obtained from non-affiliated third parties, given the circumstances under which such transactions were proposed and effectuated.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed as part of this Report or incorporated herein by reference:

        2.1 Agreement and Plan of Merger dated January 19, 2000 between Ilion Technology Corporation ("Ilion"), formerly known as Pacific Lithium Limited and LTC (Schedules omitted).(1)

        2.2 Amendment Agreement No. 1 dated March 31, 2000 between Ilion and LTC.(2)

        2.3    Amendment Agreement No. 2 dated May 5, 2000 between Ilion and
               LTC.(3)

        2.4    Amendment Agreement No. 3 dated June 6, 2000 between LTC and
               Ilion.(4)

        2.6 Certificate of Amendment to Certificate of Incorporation effective June 19, 2000.(5)

        2.7 Amendment No. 4 to Agreement and Plan of Merger dated February 2, 2001 between LTC and Ilion.(6)

        3.1    Certificate of Incorporation.(7)

        3.2    By-Laws, as amended.(7)

        3.5    Certificate of Designation of Series A Preferred Stock of LTC.(3)

        4.1    Specimen Common Stock Certificate.(7)

        10.1   1994 Stock Incentive Plan, as amended.(8)

        10.2   Directors Stock Option Plan.(8)

        10.3 Employment Agreement, dated July 24, 1996, between David Cade and LTC.(9)

        10.4 Employment Agreement, dated July 24, 1996, between George Ferment and LTC.(9)

        10.5 Technology Development Agreement, dated March 29, 1996, between Mitsubishi Materials Corporation, Mitsui & Co., Ltd. and LTC.(10)

        10.6 Stock Purchase Agreement, dated March 29, 1996, between Mitsubishi Materials Corporation, Mitsui & Co., Ltd. and LTC.(10) (without exhibits)

        10.7 Form of Stock Option Agreement relating to LTC's 1994 Stock Incentive Plan, as amended.(10)

        10.8 Form of Stock Option Agreement relating to LTC's Directors Stock Option Plan.(10)

        10.10 Lease Agreement, dated July 22, 1994, between PMP Whitemarsh Associates and LTC and Addendum dated July 22, 1994. (10)

        10.11 Warrant to Purchase Common Stock issued to Robert Pfeffer dated June 20, 1996. (10)

        10.12 Warrant to Purchase Common Stock issued to Group III Capital, Inc. dated May 9, 1996.(11)

        10.13 Warrant to Purchase Common Stock issued to Nanele Services, Inc., dated May 9, 1996.(11)

        10.14 Stock Option Agreement, dated July 24, 1996, between David Cade and LTC.(9)

        10.15 Stock Option Agreement, dated July 24, 1996, between George Ferment and LTC.(9)

        10.16 Form of Restricted Stock Agreement relating to LTC's 1994 Stock Incentive Plan.(11)

        10.17 Form of Warrant Agreement dated October 23, 1996 between LTC and the Placement Agent.(12)

        10.18 Form of Registration Rights Agreement dated October 23, 1996 between LTC and the Placement Agent.(12)

        10.19 Letter Agreement dated February 5, 1997 between LTC and Chase Manhattan Bank.(12)

        10.20 Form of Common Stock Warrant dated September 22, 1997 issued by LTC in favor of Interlink Management Corporation.(13)

        10.21 Employment Agreement Extension, dated June 1, 1998, between David Cade and LTC.(14)

        10.22 Employment Agreement Extension, dated June 1, 1998, between George Ferment and LTC.(14)

        10.23  1998 Stock Incentive Plan.(14)

        10.24 Form of Stock Option Agreements relating to LTC's 1998 Stock Incentive Plan.(14)

        10.25 Form of Stock Purchase Agreement relating to the sale of 4,500,000 shares of Company common stock. (2)

        10.26 Bridge Loan Financing Agreement dated as of November 29, 1999 between LTC and Ilion.(1)

        10.27 Convertible Secured Promissory Note dated as of November 29, 1999 issued by LTC to Ilion in the principal amount of $125,000.(1)

        10.28 Convertible Promissory Note dated January 19, 2000 issued by LTC to Ilion in the amount of $975,000.(1)

        10.29  Form of Operating Convertible Promissory Note.(1)

        10.30 Security Agreement dated as of November 29, 1999 between LTC and Ilion.(1)

        10.31 Warrant to purchase 7,500,000 shares of LTC Common Stock dated as of January 19, 2000.(1)

        10.32 License and Option Agreement effective as of October 1, 1999 between LTC and Ilion.(1)

        10.33 Form of Security Agreement and Assignment of Lease between LTC and Ilion.(1)

        10.34 Agreement between David Cade, Ilion and LTC dated January 19, 2000.(1)

        10.35 Employment Agreement Extension dated January 4, 2000 between LTC and David Cade.(1)

        10.36 Lease Extension, dated February 3, 2000 between PMP Whitemarsh Associates and LTC (1).

        10.37  Agreement dated May 5, 2000 between LTC and Thomas Thomsen (3)

        10.38  Agreement dated May 5, 2000 between LTC and George Ferment (3)

        10.39  Form of Warrant Amendment Agreement. (5)

        10.40 First Amendment to Lease, dated March 19, 2001 between PMP Whitemarsh Associates and LTC.+

        21.1   List of Subsidiaries.(11)

        23.1   Consent of Deloitte & Touche, LLP.+

        23.2   Consent of Wiss & Company, LLP+

         (1) Incorporated herein by reference to LTC's Report on Form 8-K, dated January 19, 2000.

         (2) Incorporated herein by reference to LTC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         (3) Incorporated herein by reference to LTC's Form S-4 filed on May 12, 2000.

         (4) Incorporated herein by reference to LTC's Report on Form 8-K, dated June 6, 2000.

         (5) Incorporated herein by reference to LTC's Quarterly Report on Form 10- QSB for the quarter ended September 30, 2000.

         (6) Incorporated herein by reference to LTC's Report on Form 8-K, dated February 14, 2001.

         (7) Incorporated herein by reference to LTC's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.

         (8) Incorporated herein by reference to the exhibits contained in LTC's Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, dated January 19, 1996.

         (9) Incorporated herein by reference to LTC's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.

         (10) Incorporated herein by reference to LTC's Form 10-KSB for the fiscal year ended December 31, 1995.

         (11) Incorporated herein by reference to LTC's Registration Statement on Form SB-2, File No. 333-08143, which was filed with the Securities and Exchange Commission on July 15, 1996.

         (12) Incorporated herein by reference to LTC's Report on Form 8-K, dated October 25, 1996.

         (13) Incorporated herein by reference to LTC's Report on Form 8-K, dated September 22, 1997.

         (14) Incorporated herein by reference to LTC's Annual Report on Form 10-KSB, for the year ended December 31, 1998.

         (15) Incorporated herein by reference to LTC's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.

         +     Exhibit filed herewith in this Report.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                                DECEMBER 31, 2000

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE


Independent Auditors' Reports............................................    F-2

Consolidated Balance Sheet at December 31, 2000..........................    F-4

Consolidated Statements of Operations for the Years Ended
December 31, 2000 and 1999 and the Period from July 21, 1989
(Date of Inception) to December 31, 2000.................................    F-5

Consolidated Statements of Changes in Stockholders' Equity
(Deficiency) for the Period from July 21, 1989 (Date of Inception)
to December 31, 2000.....................................................    F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2000 and 1999 and the period from July 21, 1989
(Date of Inception) to December 31, 2000.................................   F-15

Notes to Consolidated Financial Statements...............................   F-18

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Lithium Technology Corporation and Subsidiary (Development Stage Companies)

We have audited the accompanying consolidated balance sheet of Lithium Technology Corporation and subsidiary (development stage companies) as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2000, and for the period from July 21, 1989 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements for the period July 21, 1989 (date of inception) through December 31, 1996, were audited by other auditors whose report, dated January 22, 1997, expressed an unqualified opinion on those statements and included explanatory paragraphs that described the uncertainty concerning the Company's ability to continue as a going concern. The financial statements for the period July 21, 1989 (date of inception) through December 31, 1996 reflect a cumulative net loss of $18,877,000, of the total net loss of $44,398,000 for the period July 21, 1989 (date of inception) through December 31, 2000. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

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

In our opinion, based on our audit and the report of other auditors, such consolidated financial statements present fairly in all material respects, the financial position of Lithium Technology Corporation and subsidiary (development stage companies) as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, and for the period from July 21, 1989 (date of inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ DELOITTE & TOUCHE, LLP
Philadelphia, PA
April 11, 2001

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 3 of the financial statements, the Company is a development stage company, has suffered recurring losses from operations and needs significant additional financing to repay existing indebtedness and to continue the development of its technology. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ WISS & COMPANY, LLP

Woodbridge, New Jersey
January 22, 1997

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

CURRENT ASSETS:

     Cash and cash equivalent                                     $     52,000
                                                                  ------------

                  Total Current Assets                                  52,000
                                                                  ------------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
      DEPRECIATION OF $1,159,000                                       347,000

Security and equipment deposits                                         21,000
                                                                  ------------

                  Total assets                                    $    420,000
                                                                  ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Accounts payable                                             $    248,000
     Accrued salaries                                                  201,000
     Note payable                                                       88,000
                                                                  ------------

                  Total current liabilities                            537,000
                                                                  ------------

LONG-TERM LIABILITIES
     Convertible Promissory Notes                                    3,463,000
                                                                  ------------

                  Total liabilities                                  4,000,000
                                                                  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
     Preferred stock, par value $.01 per share
                  Authorized - 100,000 shares
                  Issued and outstanding - None

     Common stock, par value $.01 per share
                  Authorized - 125,000,000 shares
                  Issued and outstanding 51,294,305 shares             513,000
     Additional paid-in capital                                     47,170,000
     Accumulated deficit                                            (6,865,000)
     Deficit accumulated during development stage                  (44,398,000)
                                                                  ------------

                  Total stockholders' equity (deficiency)           (3,580,000)
                                                                  ------------

                  Total liabilities and stockholders'
                    equity (deficiency)                           $    420,000
                                                                  ============

          See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                AND PERIOD FROM JULY 21, 1989 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2000

                                                                   Year Ended
                                                                  December 31,                   Period From
                                                                  ------------                  July 21, 1989
                                                                                           (Date of Inception) to
                                                           2000                 1999          December 31, 2000
                                                           ----                 ----          -----------------
REVENUES:
      Development contracts                                                      69,000              168,000
                                                      ------------          ------------        ------------

COSTS AND EXPENSES:
      Engineering, research and development              1,515,000            1,385,000            9,911,000
      General and administrative                         1,957,000            1,501,000           13,841,000
      Stock based compensation expense,
      primarily general and administrative                  25,000            1,769,000            1,794,000
                                                      ------------         ------------         ------------
                                                         3,497,000            4,655,000           25,546,000
OTHER INCOME (EXPENSES):
      Interest expense, net of interest income              (6,000)              (7,000)          (1,829,000)
      Interest expense related to beneficial
         conversion feature                                     --                   --          (17,841,000)
      Other non-operating income                                --                   --              650,000
                                                      ------------         ------------         ------------

                                                            (6,000)              (7,000)         (19,020,000)
                                                      ------------          ------------        ------------

NET LOSS                                              ($ 3,503,000)        ($ 4,593,000)        ($44,398,000)
                                                      ============         ============         =============


WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING:                        50,541,000           44,354,000

BASIC AND DILUTED NET LOSS PER SHARE:                 $       (.07)        $       (.10)
                                                      ============         ============

          See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (DEFICIENCY)
                  PERIOD FROM JULY 21, 1989 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2000

                                                                Series A                  Series B                  Series C
                                                             Preferred Stock        Convertible Preferred    Convertible Preferred
                                                                                            Stock                     Stock
                                                            -----------------               -----                     -----

                                                           Shares       Amount       Shares       Amount       Shares       Amount
                                                           ------       ------       ------       ------       ------       ------
BALANCES AT JULY 21, 1989 PERIOD ENDED
OCTOBER 31, 1989:
     Net assets received in reverse
         acquisition                                             --           --
     Change in par value                                         --           --
     Exchange for debt owed to officer                       23,000    2,300,000           --           --           --           --
     Shares sold to financial consultant
         in conjunction with financing                           --           --           --           --           --           --
     Expenses paid by principal shareholder
         on behalf of Lithium Corporation                        --           --           --           --           --           --
     Net income (loss) for the year
                                                         ----------   ----------   ----------   ----------   ----------   ----------

BALANCES AT OCTOBER 31, 1989                                 23,000     2,300,00           --           --           --           --

YEAR ENDED OCTOBER 31, 1990
     Issuance of Class B common stock for
         cash to Investors                                       --           --           --           --           --           --
     Exercise of Class B common stock
         warrants, net of offering costs                         --           --           --           --           --           --
NET INCOME (LOSS) FOR THE YEAR
                                                         ----------   ----------   ----------   ----------   ----------   ----------

BALANCES AT OCTOBER 31, 1990                                 23,000   $2,300,000           --           --           --           --

YEAR ENDED OCTOBER 31, 1991:
     Conversion of debt due stockholder                      10,000    1,000,000           --           --           --           --
     Exercise of Class B common stock
         warrants, net of offering costs
         of $520,000                                             --           --           --           --           --           --
     Fair value of warrants issued in
         connection with financial
         consulting services                                     --           --           --           --           --           --
     Net loss                                                    --           --           --           --           --           --

BALANCES AT OCTOBER 31, 1991                                 33,000    3,300,000           --           --           --           --

YEAR ENDED OCTOBER 31, 1992:
     Issuance of common stock to certain
         employees for services rendered                         --           --           --           --           --           --
     Net loss                                                    --           --           --           --           --           --

BALANCES AT OCTOBER 31, 1992                                 33,000    3,300,000           --           --           --           --

YEAR ENDED OCTOBER 31, 1993:
     Net loss                                                    --           --           --           --           --           --

BALANCES AT OCTOBER 31, 1993                                 33,000   $3,300,000           --           --           --           --

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
                                               ============      ============     ============     ===========      ============




                     See accompanying financial statements.

                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                   Additional                           During
                                                        Common Stock                Paid-In        Accumulated       Development
                                                  Shares            Amount          CAPITAL          DEFICIT            STAGES
                                                  ------            ------         ----------      -----------       -----------

YEAR ENDED DECEMBER 31, 2000:
  Issuance of common stock:
   Upon exercise of stock options               3,022,000          30,000         788,000
  In connection with repricing of
   common stock                                        --                          25,000
 Net
loss:                                                                                                            (3,503,000)
                                                                                                                 ===========

BALANCES AT DECEMBER 31, 2000                   51,303,000         513,000       47,170,000     (6,865,000)     (44,398,000)
                                                ----------         -------       ----------     -----------     ------------

                     See accompanying financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                AND PERIOD FROM JULY 21, 1998 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2000

                                                                                              Period From
                                                                   Year Ended                July 21, 1989
                                                                  December 31,           (Date of Inception) to
                                                            2000               1999        December 31, 2000
                                                            ----               ----        ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                                               $ (3,503,000)      $ (4,593,000)       $(44,398,000)
   Adjustments to reconcile net loss to
   net cash flows from operating activities:
      Interest expense relating to the
         beneficial conversion feature of
         the Senior Secured Convertible
         Note                                                    --                 --          17,841,000
      Depreciation                                          135,000            227,000           1,161,000
      Amortization of debt issue costs                           --              8,000           1,070,000
      Common stock issued at prices
         below fair market value                                 --          1,167,000           1,167,000
      Repricing of outstanding options                       25,000                 --              25,000
      Repricing of outstanding warrants                          --            602,000             602,000
      Reduction of accrued expenses                              --                 --            (270,000)
      Common stock issued in lieu of
         interest                                                --            159,000           1,915,000
      Fair value of warrants and option
         granted for services rendered                           --                 --             209,000
      Common stock issued for services
         provided                                                --             67,000             273,000
      Common stock issued upon
         settlement of litigation                                --                 --             125,000
     Expenses paid by shareholder on
        behalf of Company                                        --                 --              79,000
   Changes in operating assets and liabilities:
      Accounts receivable                                    21,000             56,000                   0
      Other current assets                                   18,000             (1,000)             16,000
      Security and equipment deposits                            --             74,000             (21,000)
      Accounts payable, accrued expenses
         and customer deposits                              (93,000)           125,000           2,054,000
      Due to related parties                                     --                 --            (118,000)
                                                       ------------       ------------        ------------

            Net cash used in operating activities        (3,397,000)        (2,109,000)        (18,270,000)
                                                       ============       ============        ============

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                       (52,000)          (194,000)         (1,258,000)
     Other                                                                          --              94,000
                                                       ------------       ------------        ------------

          Net cash used in
            investing activities                            (52,000)          (194,000)         (1,164,000)
                                                       =============      ============        =============

          See accompanying notes to consolidated financial statements.

CASH FLOW FROM FINANCING
ACTIVITIES:
   Proceeds received from Convertible
    Promissory Notes                                    2,645,000           818,000          3,463,000

   Net advance repayable only out of
      proceeds of public offering                              --                --            471,000
   Proceeds received upon issuance of
      common stock                                             --           450,000          3,789,000
   Proceeds received from issuance of
      preferred stock, net of related Costs                    --                --            100,000
   Proceeds received upon exercise of
      options and warrants, net of Costs                  818,000                            1,455,000
   Net advances by former principal Stockholder                --                --            321,000
    Proceeds from sale of convertible debt                     --                --         10,874,000
    Debt issue costs                                           --                --           (887,000)
    Repayment of convertible debt                              --                --           (100,000)

            Net cash provided by financing
            activities                                  3,463,000         1,268,000       $ 19,486,000
                                                     ============      ============       ============

NET CHANGE IN CASH AND CASH
EQUIVALENTS                                                14,000        (1,035,000)            52,000
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                        38,000         1,073,000                 --
                                                     ------------      ------------       ------------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                        $     52,000      $     38,000       $     52,000
                                                     ============      =============      ============

SUPPLEMENTAL CASH FLOW
INFORMATION
   Contribution to capital by former
      principal stockholder                                                      --       $  3,659,000
   Related party debt exchanged for
     convertible debt                                                            --       $    321,000
   Exchange of indebtedness to former
     principal stockholder for common
     stock                                                                       --       $    445,000
   Issuance of common stock for
     services and accrued salaries                                     $    149,000       $    501,000
   Exchange of equipment and accrued
     rent for common stock                                                       --       $    271,000
   Subordinated notes and related accrued
     interest exchanged for Series A
     preferred stock                                                             --       $  3,300,000

   Exchange of convertible debt for
      convertible preferred stock                                                --       $    356,000

          See accompanying notes to consolidated financial statements.

Conversion of convertible debt and
   accrued interest into common stock,
   net of unamortized debt discount                                    $  5,171,000       $  9,947,000
Exchange of advances repayable only
   out of proceeds of public offering for
   common stock                                                                  --            471,000
Deferred offering costs on warrants
  exercised                                                                      --             88,000
Issuance of warrants in settlement of
  litigation for debt issue costs and for
  services rendered                                                              --            364,000
Common stock issued for costs
  related to 10% promissory notes                                                --            525,000

          See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - HISTORY OF THE BUSINESS

       Lithium Technology Corporation and its wholly-owned subsidiary, Lithion Corporation, collectively referred to as "LTC", are pre-production stage companies in the process of commercializing unique, solid-state, lithium polymer rechargeable batteries. LTC is engaged in technology development activities and pilot line manufacturing operations to further advance this battery technology and also holds various patents relating to such batteries. LTC is developing innovative lithium polymer batteries for Hybrid Electric Vehicle (HEV) applications.

       The date of inception of LTC's development stage is July 21, 1989. At that time, LTC exchanged its capital stock for all of the capital stock of Lithion and an operating company in a reverse acquisition. The operating company was divested in November 1993. The accumulated deficit associated with the operating company of $6,865,000 has been segregated from LTC's deficit accumulated during the development stage in the accompanying consolidated financial statements.

       On January 19, 2000, LTC and Pacific Lithium Limited ("PLL") of Auckland, New Zealand signed an Agreement and Plan of Merger (the "Merger Agreement") to merge their respective companies (the "Merger"). On October 2, 2000, PLL domesticated into the U.S. and became a private Delaware corporation pursuant to the provisions of Section 388 of the Delaware Corporation Law (the "Domestication") and changed its name to Ilion Technology Corporation ("Ilion"). Ilion intends to consummate an Initial Public Offering in the United States and NASDAQ listing of Ilion (the "Ilion IPO") as soon as practicable depending upon market conditions and other factors. The Merger will be completed after the consummation of the Ilion IPO and the approval of the Merger by the LTC stockholders, assuming the remaining closing conditions are met. A meeting of the LTC stockholders to approve the Merger will be held as soon as practicable after the Ilion IPO.

       The closing conditions to the Merger must be met by February 28, 2002 or either LTC or Ilion may terminate the Merger Agreement provided that the terminating party has not prevented the consummation of the Merger by a breach of the Merger Agreement by such party. Accordingly, both the Ilion IPO and the approval of the Merger by the LTC Stockholders must be completed by February 28, 2002 and the remaining closing conditions must be met by such date. There can be no assurance that Ilion will be able to consummate the Ilion IPO by February 28, 2002. There can also be no assurance that if the Ilion IPO is completed by February 28, 2002 that the Merger will be approved by the LTC stockholders by such date.

       Pursuant to the terms of a Bridge Loan Financing Agreement entered into as of November 29, 1999 (the "Bridge Loan"), Ilion has agreed to advance working capital to LTC. Ilion has advanced a total of $3,462,500 as of December 31, 2000.

       The Bridge Loan Agreement does not contain a maximum of the amount of funding that may be advanced under such agreement. Accordingly, there is no maximum amount of notes that may be issued to Ilion. The amount of the notes will be related to the working capital advances made by Ilion to LTC and the length of time until the Merger is completed.

       If Ilion breaches the Merger Agreement, and the Merger Agreement is terminated as a result, prior to February 28, 2002, the date the Merger Agreement expires, Ilion would have the right to convert the Bridge Loan into shares of LTC common stock at the conversion price of $0.10 per share. In this event, the conversion could result in Ilion holding an ownership percentage greater than 50%, depending on the amount of Bridge Loans outstanding on the date of conversion. In addition, LTC would need to find alternative sources of capital or be forced to curtail technology development expenditures which, in turn, will delay, and could prevent, the completion of LTC's commercialization process.

       If the Merger does not occur by February 28, 2002 because the closing conditions have not been met by such date, including the failure of condition of the Ilion IPO or the approval of the Merger by LTC's stockholders, and Ilion has not breached the Merger Agreement, Ilion would have the right to convert the Bridge Loans into shares of LTC common stock at a conversion price of $0.10 per share. This conversion could result in Ilion holding an ownership percentage greater than 50%, depending on the amount of Bridge Loans outstanding on the date of conversion. In addition, in this instance, Ilion would be issued three year warrants to purchase 7.5 million shares of LTC common stock exercisable at $0.15 per share and Ilion would have a first option to purchase LTC's technologies and processes if LTC sells, goes into receivership, liquidation or the like. Ilion would also have the right and option to purchase LTC's pilot plant and equipment at book value as of the date of the Merger Agreement.

       In connection with the Bridge Loan, LTC has granted Ilion a non-exclusive worldwide license to use LTC's thin film technology and manufacturing methods solely as it relates to lithium-ion polymer

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       batteries. Pursuant to the licensing agreement, Ilion will pay to LTC a royalty equal to the higher of one percent of the net sales price of each licensed product manufactured, sold or otherwise disposed of during the term of the licensing agreement or the rate that applies to any license agreement entered into subsequent to October 1, 1999. The funds advanced by Ilion to LTC under the Bridge Loan Financing Agreement will be deemed as an advance payment of royalty fees due under the licensing agreement. All improvements developed by LTC or Ilion during the course of the licensing agreement will be owned by Ilion. As of December 31, 2000, no royalties have been earned under this agreement.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

       CASH AND CASH EQUIVALENTS - LTC considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

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

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       STOCK OPTIONS - In accordance with Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), LTC has elected to account for stock option grants to employees using the intrinsic value based method prescribed by APB Opinion No. 25.

       NET LOSS PER COMMON SHARE - LTC has presented net loss per common share pursuant to SFAS No. 128, "Earnings Per Share". Net loss per common share is based upon the weighted average number of outstanding common shares. For the years ended December 31, 2000 and 1999, LTC's potential common shares have an anti-dilutive effect on earnings per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding. Potential common shares resulting from convertible notes payable, stock options and warrants that would be used to determine diluted earnings per share for the years ended December 31, 2000 and 1999 were as follows:

       POTENTIAL COMMON SHARES

                                                     2000           1999
                                                   ---------      ---------
         Stock options                             2,517,000      5,474,000
         Warrants                                  4,186,000      4,590,000
                                                                         --
                                                   ---------     ----------
         Total                                     6,703,000     10,064,000
                                                   =========     ==========

        (The table above does not give effect to the conversion of shares from the convertible promissory notes with Ilion as those notes will only be convertible in the event the proposed merger is not closed.)

       COMPREHENSIVE INCOME - A statement of comprehensive income has not been provided as comprehensive loss equals net loss for all periods presented.

       BUSINESS SEGMENTS - As a development stage enterprise, LTC considers itself to have one operating segment.

       RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for all financial years beginning after June 15, 2000. SFAS 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. LTC adopted
       SFAS No. 133 effective

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       January 1, 2000. The adoption of SFAS No. 133 did not have a significant impact on the financial position of results of operations of LTC because LTC does not have significant derivative activity.

                In March 2000, the FASB issued Financial Accounting Series Interpretation No. 44 ("FIN 44") entitled "Accounting for Certain Transactions involving Stock Compensation," which provides clarification to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of this Interpretation had no effect on the Company's financial position or results of operations for the current year, but does require that the Company's option plans be accounted for under variable plan accounting (See Note 9).

NOTE 3 - OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT'S PLANS TO OVERCOME

       The accompanying consolidated financial statements of LTC have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since its inception, LTC has incurred substantial operating losses and expects to incur additional operating losses over the next several years. Since December 1993, operations have been financed primarily through the use of proceeds from the sale of convertible debt and private placements of common and preferred stock. Continuation of LTC's operations in 2001 is dependent upon Ilion's ability to make additional advances under the Bridge Loan Financing Agreement and, ultimately, the closing of the merger described in Note
       1. These conditions raise substantial doubt about LTC's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       MANAGEMENT'S PLANS - LTC is in the late stages of developing and producing innovative rechargeable solid state lithium polymer batteries. LTC has worked closely with selected portable electronics OEMs over the past several years, exploring various notebook computer, PDA and wireless handset applications. However, based on emerging market opportunities and as part of the strategy of merging into Ilion, LTC has now refocused its unique large footprint cell manufacturing technology and market activities to concentrate on automotive battery applications, including Hybrid Electric Vehicles (HEVs). In September 2000, LTC completed the first working prototype lithium-ion polymer HEV battery, complete with electronics. A second generation prototype HEV battery was completed in January 2001. LTC has not yet delivered a prototype HEV battery for testing by a third party. All improvements to LTC's technology contained in the prototype HEV batteries are owned by Ilion pursuant to the terms of the licensing agreement between LTC and Ilion entered into in connection with the Bridge Loan.

       Prior to changing its focus to developing batteries for HEVs, LTC delivered limited quantities of prototype batteries and component cells for evaluation to selected battery pack integrators and portable electronics Original Equipment Manufacturers ("OEMs"). LTC has an experienced management team and a strong

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       technical staff with relevant experience in battery technology and applications, thin-film manufacturing, capital raising, and global marketing, sales and strategic alliances.

       Management's operating plan seeks to minimize LTC's capital requirements, but commercialization of LTC's battery technology will require substantial amounts of additional capital. LTC expects that technology development and operating and production expenses will increase significantly as it continues to advance its battery technology and develop products for commercial applications. LTC's working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of LTC's technology development program, the levels and resources that LTC devotes to the development of manufacturing and marketing capabilities, technological advances, the status of competitors and the ability of LTC, including Ilion subsequent to the merger, to establish collaborative arrangements with other companies to provide an expanded capacity to market and manufacture battery products.

       Beginning in October 1999, Ilion has provided working capital for LTC. Management is depending on the Bridge Loan Agreement funding from Ilion to meet LTC's obligations through the next year. In 2001, Ilion reduced the amount of funding it has been providing to LTC on a monthly basis. Ilion has indicated that it has reduced its operating expenses throughout Ilion and has further indicated that it intends to fund LTC at $100,000 per month under the Bridge Loan Agreement. Funding at $100,000 per month will not be adequate to cover LTC's current operating expenses.

       LTC is currently in discussions with Ilion regarding the funding level proposed by Ilion and the capital required by LTC to meet LTC's ongoing operating expenses. If Ilion funds LTC at $100,000 per month, LTC will be forced to curtail its current operations, substantially reduce the number of LTC employees, and take other measures to reduce its operating expenditures.

       If Ilion breaches the Merger Agreement, and the Merger Agreement is terminated as a result, prior to February 28, 2002, the date the Merger Agreement expires, Ilion would have the right to convert the Bridge loans into shares of LTC common stock at a conversion price of $0.10 per share. In this event, the conversion could result in Ilion holding an ownership percentage greater than 50%, depending on the amount of Bridge Loans outstanding on the date of conversion. In addition, LTC would need to find alternative sources of capital or be forced to curtail technology development expenditures which, in turn, will delay, and could prevent, the completion of LTC's commercialization process.

       If the Merger does not occur by February 28, 2002 because the closing conditions have not been met by such date, including the failure of condition of the Ilion IPO or the approval of the Merger by LTC's Stockholders, and Ilion has not breached the Merger Agreement, Ilion would have the right to convert the Bridge Loans into shares of LTC common stock at a conversion price of $0.10 per share. This conversion could result in Ilion holding an ownership percentage greater than 50%, depending on the amount of Bridge Loans outstanding on the date of conversion. In addition, in this instance, Ilion would be issued three year warrants to purchase 7.5 million shares of LTC common stock exercisable at $0.15 per share and Ilion would have a first option to purchase LTC's technologies and processes if LTC sells, goes into receivership, liquidation or the like. Ilion would also have the right and option to purchase LTC's pilot plant and equipment at book value as of the date of the Merger Agreement.

       LTC believes that provided Ilion advances the needed working capital to LTC until the consummation of the Merger, LTC will have sufficient capital resources to meet its needs and satisfy its obligations through the date of the Merger. LTC does not currently have sufficient cash to meet all of its operating needs or to achieve all its development and production objectives. There can be no assurance that funding will continue to be provided by Ilion in the amounts necessary to meet all of LTC's obligations. If Ilion does not provide the needed working capital to LTC or if the Merger is not consummated, LTC will assess all available alternatives including the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

       The Bridge Loan Agreement does not contain a maximum of the amount of funding that may be advanced under such agreement. Accordingly, there is no maximum amount of notes that may be issued to Ilion. The amount of the notes will be related to the working capital advances made by Ilion to LTC and the length of time until the Merger is completed.

NOTE 4 - PROPERTY AND EQUIPMENT:

       Property and equipment at December 31, 2000 is summarized as follows:

                                                                      2000
                                                                      ----
             Laboratory equipment                                 $1,352,000

             Furniture and office equipment                          106,000
             Leasehold improvements                                   48,000
                                                                  ----------

                                                                   1,506,000
                                                                  ----------
             Less: Accumulated depreciation and amortization       1,159,000
                                                                  ----------

                                                                  $  347,000
                                                                  ----------

NOTE 5 - NOTE PAYABLE:

       LTC is currently in default on a note for a research and development funding agreement. Under the agreement, starting in 1999 LTC was obligated to pay a total of $100,000 for principal and $50,000 for interest through January 2004. LTC did not make payments on the note until 2000. The principal balance remaining under the note is $88,000. As the note is in default, the principal amount can be due immediately. The note is secured by the intellectual property rights and equipment developed from the funds provided by this agreement. Management is in the process of renegotiating the payment terms of this note.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES

       As of December 31, 2000, in connection with the Bridge Loan Financing Agreement, Ilion has advanced to LTC working capital of $3,462,500 in the form of Convertible Promissory Notes which have no stated interest rate (See Note 1). If the Merger, as described in Note 1, is not consummated for any reason, the notes may be converted into shares of LTC common stock at a price of $0.10 per share. In the event of conversion, LTC will recognize interest expense related to the beneficial conversion feature of the note. In addition, the principal amount of the notes will be decreased by any royalties Ilion owes to LTC under their non-exclusive worldwide license to use LTC's thin film technology and manufacturing methods related to lithium-ion polymer batteries.

NOTE 7 - INCOME TAXES:

       Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal temporary difference arises from the net operating loss carryforwards and results in a deferred tax asset of approximately $9,700,000 at December 31, 2000.

       A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. LTC has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax law, that a full valuation allowance is appropriate at December 31, 2000.

       At December 31, 2000, LTC had net operating loss carryforwards for federal income tax purposes of approximately $25,000,000 expiring in the years 2005 through 2015 and net operating loss carryforwards of approximately $12,000,000 for state income tax purposes, expiring in the years 2001 through 2003.

       Current tax law limits the use of net operating loss carryforwards after there has been a substantial change in ownership (as defined) during a three year period. Due to changes in ownership between 1993 and 1997, and the conversion of the Senior Secured Convertible Notes in January 1999 (see Note 9), there exists substantial risk that LTC's use of net operating losses may be severely limited under the Internal Revenue Code.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

       LTC leases a 12,400 square foot research facility and corporate headquarters in a free-standing building at 5115 Campus Drive in Plymouth Meeting, Pennsylvania pursuant to a Lease Agreement between PMP Whitemarsh Associates and LTC dated July 22, 1994. The lease had an initial five year term (which expired on October 31, 1999) and had an additional five year extension option. By letter agreements, LTC and the landlord extended the initial term of the lease (see Note 10). Rental expense under the agreement was $141,000 and $136,000 in 2000 and 1999, respectively.



       EMPLOYMENT AGREEMENTS - LTC has an employment agreement with its Director of Research/Senior Scientist providing for annual compensation of $125,000 through February, 2001. The employment agreement was not renewed in 2001.

       In May 1996, LTC entered into a one year employment agreement with its Chief Executive Officer at an annual salary of $185,000 and other incentives, including performance bonuses and stock options. The agreement was extended through October 1999. Effective November 1, 1999, the Chief Executive Officer resigned. The officer had voluntarily elected to defer his compensation in 1997 and 1998. At December 31, 2000, $201,000 of deferrals from 1997 and 1998 have been included in accrued salaries in the accompanying financial statements. In 2000, the Board of Directors approved payment of the officer's $366,000 deferred salary fifty percent in cash and fifty percent in common stock at fair value on the date of issuance. The former officer received $165,000 in cash during 2000.

       Effective November 1, 1999, LTC extended the employment agreements with its Chairman/Chief Executive Officer, Mr. Cade, and its President, Chief Operating Officer/Chief Technical Officer at an annual salary of $165,000 plus other incentives, including performance bonuses and stock options until the later of February 28, 2002 or one year after the merger with Ilion.

       Mr. Cade's employment agreement provides for certain severance payment benefits in the event of a change in control (as defined in the employment extension agreement) combined with his employment termination resulting from his resignation or LTC's termination of his employment without cause. In connection with the execution of the Merger Agreement between LTC and Ilion, Mr. Cade entered into an agreement with Ilion and LTC agreeing to a modification of the change-in-control and severance provisions of his employment agreement and agreeing to a termination of the employment agreement with LTC effective at the time of the Merger closing.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Dr. George Ferment, the President, Chief Operating Officer and Chief Technology Officer and a director of LTC, resigned from LTC effective May 31, 2000. Pursuant to an Agreement entered into between LTC and Dr. Ferment, LTC paid Dr. Ferment his salary until June 30, 2000 and paid $77,500 on June 30, 2000. In addition, LTC agreed to cause the 92,520 Ilion stock options to be allocated to Dr. Ferment under the Merger Agreement to be issued to Dr. Ferment on the later of the Ilion IPO or the Merger.

       NOTE 9 - STOCKHOLDERS' EQUITY

       PREFERRED STOCK - LTC is authorized to issue up to 100,000 shares of preferred stock, all of which is currently undesignated and may be divided and issued from time to time in one or more series as may be designated by the Board of Directors. In the event of liquidation, dissolution or winding up of LTC, the holders of the preferred stock will be entitled to a liquidation preference over the Common Stock.

       The preferred stock may be entitled to such dividends, redemption rights, liquidation rights, conversion rights and voting rights as the Board of Directors, in its discretion, may determine, in a resolution or resolutions providing for the issuance of any such stock. Rights granted by the Board of Directors may be superior to those of existing shareholders, (including the right to elect a controlling number of directors as a class). Preferred stock can be issued without the vote of the holders of Common Stock. No shares of preferred stock are outstanding at December 31, 2000.

       ACCOUNTS PAYABLE - In December 1999, LTC issued 523,000 shares of its Common Stock in settlement of accounts payable of $149,000. The fair value of the shares was $216,000. Additional expense of $67,000 was recognized as a result of the transaction.

       PRIVATE PLACEMENT OFFERING - During 1999, LTC held a private placement offering of common stock of LTC. As a result of the offering, 4,500,000 shares were issued at a price of $0.10 per share. The shares were issued to the Board of Directors below the fair market value of the stock on the date of grant as compensation for services and therefore LTC recognized additional compensation expense of $1,167,000 as a result of this transaction.

       STOCK INCENTIVE PLAN - LTC's Board of Directors adopted the 1994 Stock Incentive Plan (the "1994 Stock Plan") in February 1994. The 1994 Stock Plan terminates in February 2004, unless terminated earlier by the Board of Directors. A total of 5,333,334 shares of common stock were reserved and available for grants. Stock options permitting the holder to purchase a specified number of shares of common stock are to be granted at an exercise price not less than 100% of the fair value of such stock on the date of grant; however, for any non-qualified Stock Option the option price per share of Common Stock, may alternatively, be fixed at any price deemed to be fair and reasonable, as of the date of grant. The stock options may be in the form of an incentive stock option or a non-qualified stock option. All options outstanding under the 1994 Stock Plan were 100% vested in February 2000. Options granted will be cancelled immediately upon termination of the grantee's employment or

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       association with LTC, except in certain situations such as retirement, death or disability.

       DIRECTORS STOCK OPTION PLAN - In August 1995, the Board of Directors adopted the Directors Stock Option Plan (the "Directors Plan"). The Directors Plan terminates in August 2005, unless terminated earlier by the Board of Directors. A total of 333,333 shares of LTC's common stock are reserved and available for grant. Stock options permitting the holder to purchase a specified number of shares of common stock are to be granted at an exercise price equaling the then fair market value of the common stock on the date of grant. All options outstanding under the Directors Plan were 100% vested in February 2000. Upon the termination of a participant's association with LTC, options granted will remain exercisable for a period of three months or until the stated expiration of the stock option, if earlier.

       1998 STOCK INCENTIVE PLAN - LTC's Board of Directors adopted the 1998 Stock Incentive Plan (the "1998 Plan") in December 1998. The 1998 Plan terminates in December 2008. A total of 3,000,000 shares of common stock are reserved and available for grant. The exercise price of an option granted under the 1998 Plan will not be less than the fair market value of LTC's Common Stock on the date of grant; however, for any non-qualified Stock Option the option price per share of Common Stock, may alternatively, be fixed at any price deemed to be fair and reasonable, as of the date of grant. All options outstanding under the 1998 Plan were 100% vested in February 2000. Options granted will be cancelled immediately upon termination of the grantee's employment or association with LTC, except in certain situations such as retirement, death or disability.

       In September 1999, LTC decreased the exercise price of all outstanding options issued under the 1994 Stock Plan to an exercise price of $0.26 and in June 2000, LTC decreased the exercise price of all outstanding options issued under the Directors Plan and the 1998 Plan having an exercise price in excess of $.28 to $.28. The repricing resulted in approximately $25,000 of additional stock compensation expense to LTC. In February 2000, the Board approved the acceleration of the vesting of all outstanding stock options, on the condition that the optionee consents to a new termination date of the earlier of the original option termination date or the date preceding the merger. As a result of the repricings, all of LTC's option plans require variable plan accounting beginning on July 1, 2000, as prescribed by FIN 44. This did not result in any additional compensation expense for the year ended December 31, 2000. Options under the 1994 Stock Plan, the Directors Plan and the 1998 Plan as of December 31 are summarized as follows:

                                                                     2000                             1999
                                                                     ----                             ----

                                                                            Weighted                         Weighted
                                                                            Average                           Average
                                                            Options      Exercise Price       Options      Exercise Price
                                                            -------      --------------       -------      --------------
           Outstanding, beginning of year                  5,474,000          0.27           4,598,000          $0.55
           Granted                                            65,000          0.48             946,000          $0.27
           Exercised                                      (3,022,000)         0.27
           Cancelled                                               0          0.27             (70,000)         $0.57
                                                           ---------          ----           ---------          -----

           Outstanding, end of year                        2,517,000          0.27           5,474,000          $0.27
                                                           ---------          ----           ---------          -----

           Options exercisable, end of year                2,517,000          0.27           4,025,000          $0.27
                                                           ---------          ----           ---------          -----

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                                             Weighted
                                                             Weighted         Average                             Weighted
        Range of                                             Average         Remaining                            Average
        Exercise                        Options              Exercise       Contractual          Options          Exercise
         Prices                       Outstanding             Price            Life            Exercisable         Price
         ------                       -----------             -----            ----            -----------         -----
          0.22                            14,590                .22           8 years              14,590           0.22
          0.25                            13,334                .25           8 years              13,333           0.25
          0.26                         1,910,057                .26           4 years           1,910,057           0.26
          0.28                           512,979                .28           8 years             512,979           0.28
          0.48                            65,600                .48           8 years              65,000           0.48


     The per share weighted-average fair value of stock options granted during 2000 and 1999 was $.27 and $.48 on the date of grant. LTC applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had the compensation cost for LTC's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, LTC's pro forma net loss for the years ended December 31, 2000 and 1999 would have been $3,732,000 ($.07 per share) and $4,904,000
     ($.11 per share), respectively.

     The fair value of options granted under LTC's stock option plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: 2000 - no dividend yield, expected volatility of 131%, risk-free interest rate of 6.3% and expected life of 2 years; 1999 - no dividend yield, expected volatility of 103%, risk-free interest rate of 6.3% and expected life of 5 years.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      WARRANTS -

      Warrants as of December 31 are summarized as follows:

                                                                 2000                                   1999
                                                                 ----                                   ----

                                                                         Weighted                                Weighted
                                                                         Average                                 Average
                                                                         Exercise                                Exercise
                                                    Warrants              Price              Warrants             Price
                                                    ---------            --------            --------            --------
         Outstanding, beginning of year             4,590,000              $.15             4,590,000             $.15
         Cancelled                                   (404,000)             $.15
         Outstanding, end of year                   4,186,000              $.15             4,590,000             $.15
                                                    ---------                               ---------             ----

         Exercisable                                4,186,000              $.15             4,590,000             $.15
                                                    =========                               =========             ----

      There were no warrants granted or exercised during 2000 or 1999. In November 1999, LTC approved the decrease of the exercise price of all of the outstanding warrants to $0.15. LTC recognized an expense of $602,000 in connection with the repricing. The following table summarizes information about warrants outstanding at December 31, 2000:

                                                  Weighted          Weighted Average                             Weighted
       Range of               Warrants             Average             Remaining            Warrants              Average
    Exercise Price          Outstanding        Exercise Price       Contractual Life       Exercisable        Exercise Price
    --------------          -----------        --------------       ----------------       -----------        --------------
        $0.15                4,186,000              $.15               .48 years            4,186,000              $.15


NOTE 10 - SUBSEQUENT EVENTS

      AMENDMENT TO MERGER AGREEMENT

      On February 2, 2001, LTC and Ilion entered into Amendment No. 4 to the Merger Agreement ("Amendment No. 4") amending the following provisions of the Merger Agreement relating the Merger Securities to be issued in the Merger, the application of the proceeds of the exercise of any options or warrants, and the lock-up of the Merger Securities for a maximum of 180 days after the Merger.

      The following provisions of the Amendment No. 4 to Merger Agreement will become effective only if and when Ilion files a Registration Statement with the Securities and Exchange Commission (the "SEC") relating to the Ilion IPO (the "IPO Registration Statement"). Such provisions may be terminated by LTC or Ilion by giving written notice to the other in accordance with the Merger Agreement if the IPO Registration Statement has not been declared effective by the SEC on or before July 31, 2001, and upon any such termination the Merger Agreement will be restored to the same terms and conditions as if such provisions of Amendment. 4 had never become effective.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Amendment No. 4 provides that in the Merger, LTC will merge with and into Ilion and all of the outstanding shares of LTC's common stock will be exchanged for an aggregate of the number of shares of Ilion common stock ("Ilion Common Stock") determined by dividing $25 million by the Ilion Common Price (as hereinafter defined), but in no event will LTC shares be exchanged for more than 5,000,000 shares or less than 2,500,000 shares of Ilion Common Stock. The term "Ilion Common Price" means the average of the daily closing prices of Ilion Common Stock as reported by the NASDAQ market during the period of the thirty consecutive trading days on which Ilion's share price is quoted on the NASDAQ market ending on the date of the second to last trading day prior to the Closing Date of the Merger. The Merger Securities will be issued to the LTC stockholders on a pro-rata basis.

      Amendment No. 4 also provides that in the event that any holder of LTC warrants or options exercises any warrants or options prior to the Merger, LTC will use all proceeds thereof (the "Exercise Funds") as follows: (i) first, to pay a portion of the advances made by Ilion to LTC pursuant to the Bridge Loan Financing Agreement in an aggregate amount up to three hundred fifty thousand dollars ($350,000); (ii) second, to pay certain liabilities of LTC with respect to the accrued salary due and owing to Mr. Thomsen, LTC's former Chairman and Chief Executive Officer, in the aggregate amount of two hundred thousand dollars ($200,000); and (iii) third, to pay LTC's employee, operating and administrative expenses, excluding capital costs ("LTC's Continuing Costs").

      Amendment No. 4 provides that from and after the closing under the Merger Agreement, the Merger Securities will be held in an escrow established jointly by LTC and Ilion under the terms of which the holders of the Merger Securities issued pursuant to the Merger Agreement will not be permitted to sell or offer to sell or otherwise dispose of any shares of Common Stock of Ilion without the prior written consent of a designated IPO underwriter until the earlier of (1) the date of termination of the offer, sale and disposition lock-up period which is applied by the Ilion IPO underwriters to a majority of the Ilion shareholders or (2) the date which is 180 days after the closing of the Ilion IPO.

      AMENDMENT TO LEASE AGREEMENT

      By letter agreements, LTC and PMP White Marsh Associates extended the initial term of LTC's lease for its facility in Plymouth Meeting through March 31, 2001. On March 19, 2001, LTC landlord entered into an amendment to the lease pursuant to which the five year extension option was amended to a two year extension option which LTC exercised. The two year extension commences on April 1, 2001 and ends on March 31, 2003. The annual rent under the lease during the two year extension is approximately $134,000 and $136,000 in years one and two, respectively.


11.      QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                             QUARTERS ENDED
                                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                        --------------------------------------------------------
                                                        MARCH 31         JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                        --------------------------------------------------------
1999:
Net revenues                                          $    22,000      $    22,000     $     5,000     $    20,000
Net loss                                              $   717,000      $   670,000     $   617,000     $ 2,589,000

Basic and diluted earnings (loss) per share           $      0.02      $      0.02     $      0.01     $      0.06
                                                      ===========      ===========     ===========     ===========

Weighted average common shares outstanding             38,349,000       43,367,000      46,507,000      44,354,000
                                                      ===========      ===========     ===========     ===========


2000:
Net revenues                                          $                $               $               $
Net Income loss                                       $   855,000      $ 1,128,000     $   700,000     $   770,000

Basic and diluted loss per share                      $      0.02      $      0.02     $      0.01     $      0.02
                                                      ===========      ===========     ===========     ===========

Weighted average common shares outstanding             49,212,000       50,002,000      50,922,000      50,541,000
                                                      ===========      ===========     ===========     ===========


         Basic and diluted net income (loss) per common share for the year ended December 31, 2000 and 1999, differs from the sum of basic and diluted net income
(loss) per common share for the quarters during the respective year due to the different periods used to calculate net income (loss) and weighted average shares outstanding.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         LITHIUM TECHNOLOGY CORPORATION


Date: April 19, 2001            By: /s/ David J. Cade
                                    -----------------
                                    David J. Cade, Chairman and Chief
                                    Executive Officer (Principal Executive
                                    Officer and Acting Principal Financial
                                    and Accounting Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons and in the capacities and on the dates indicated.


    Signature                          Title                          Date
    ---------                          -----                          ----


/s/ David J. Cade
-----------------                     Director                   April 19, 2001
David J. Cade


__________________                    Director                   April __, 2001
Stephen F. Hope


/s/ Barry Huret
---------------                       Director                   April 19, 2001
Barry Huret


/s/ Ralph D. Ketchum
--------------------                  Director                   April 19, 2001
Ralph D. Ketchum


/s/ Arif Maskatia
-----------------                     Director                   April 19, 2001
Arif Maskatia


__________________                    Director                   April __, 2001
John D. McKey, Jr.