Form 10QSB
period 2001-03-31
LITHIUM TECHNOLOGY CORP
filed 2001-05-21
CIK 804154

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For The Quarterly Period Ended March 31, 2001

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

                                  Yes __ No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2001: 51,294,305 shares of Common Stock

           Transitional Small Business Disclosure Format (check one):

                                   Yes __ No X

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

                                                                                         PAGE
              PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets - March 31, 2001 (Unaudited)                3
                      and December 31, 2000

         Condensed Consolidated Statements of Operations -Three Months
                      Ended March 31, 2001 and 2000, and Period From
                      July 21, 1989 (Date of Inception) to March 31, 2001 (Unaudited)      4

         Condensed Consolidated Statements of Changes in Stockholders'
                      Deficiency - Three Months Ended March 31, 2001 (Unaudited)           5


         Condensed Consolidated Statements of Cash Flows - Three Months
                      Ended March 31, 2001 and 2000, and Period from
                      July 21, 1989 (Date of Inception) to March 31, 2001 (Unaudited)      6

                      Notes to Consolidated Financial Statements - Three Months
                      Ended March 31, 2001 (Unaudited)                                     8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                              12

                               PART II - OTHER INFORMATION                                16

ITEM 1.  LEGAL PROCEEDINGS                                                                16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                        16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                  16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              16

ITEM 5.  OTHER INFORMATION                                                                16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 16

                         PART I - FINANCIAL INFORMATION

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                      March 31, 2001     December 31, 2000
                                                                                      --------------     -----------------
CURRENT ASSETS:
     Cash and cash equivalents                                                         $     47,000      $     52,000
                                                                                       ------------      ------------

         Total Current Assets                                                                47,000            52,000
                                                                                       ------------      ------------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF $1,194,000 AND $1,159,000          336,000           347,000

SECURITY DEPOSITS                                                                            21,000            21,000
                                                                                       ------------      ------------

         Total assets                                                                  $    404,000      $    420,000
                                                                                       ============      ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Accounts payable                                                                  $    355,000      $    248,000
     Accrued salaries                                                                       201,000           201,000
     Note Payable                                                                            85,000            88,000
                                                                                       ------------      ------------

         Total current liabilities                                                          641,000           537,000
                                                                                       ------------      ------------

LONG-TERM LIABILITIES:
     Convertible Promissory Notes                                                         4,011,000         3,463,000
                                                                                       ------------      ------------

         Total liabilities                                                                4,652,000         4,000,000
                                                                                       ------------      ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY):
     Common stock, par value $.01 per share:
     Authorized - 125,000,000 shares
     Issued and outstanding - 51,294,305 shares                                             513,000           513,000
     Additional paid-in capital                                                          47,170,000        47,170,000
     Accumulated deficit                                                                 (6,865,000)       (6,865,000)
     Deficit accumulated during development stage                                       (45,066,000)      (44,398,000)
                                                                                       ------------      ------------

         Total stockholders' equity (deficiency)                                         (4,248,000)       (3,580,000)
                                                                                       ------------      ------------
                                                                                       $    404,000      $    420,000
                                                                                       ------------      ------------

See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                                    Period From July 21, 1989
                                                                      Three Months Ended March 31,    (Date of Inception) to
                                                                   ------------      ------------
                                                                       2001              2000             March 31, 2001)
                                                                   ------------      ------------   -------------------------
REVENUES:
     Development contracts                                         $          0      $          0          $    168,000

COSTS AND EXPENSES:
     Engineering, research and development                              417,000           346,000            10,328,000
     General and administrative                                         250,000           512,000            14,091,000
     Stock based compensation expense, primarily general
     and administrative                                                      --                --             1,794,000
                                                                   ------------      ------------          ------------
                                                                        667,000           858,000            26,213,000
                                                                   ------------      ------------          ------------
OTHER INCOME (EXPENSE):
     Interest expense, net of interest income                            (1,000)            3,000            (1,830,000)
     Interest expense related to beneficial conversion feature                                 --           (17,841,000)
     Other non-operating income - Notes                                      --                --               650,000
                                                                   ------------      ------------          ------------
                                                                         (1,000)            3,000           (19,021,000)
                                                                   ------------      ------------          ------------

NET LOSS                                                           $   (668,000)     $   (855,000)         $(45,066,000)
                                                                   ============      ============          ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:                51,294,305        49,212,000
                                                                   ============      ============

BASIC AND DILUTED NET LOSS PER SHARE:                              $       (.01)     $       (.02)
                                                                   ============      ============


See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                  (UNAUDITED)


                                                                                                                Deficit
                                                                                                              Accumulated
                                                                         Additional        Accumulated          During
                                        Shares            Amount      Paid-In Capital        Deficit       Development Stage
                                        ------            ------      ---------------        -------       -----------------
BALANCES AT DECEMBER  31, 2000

Three months ended March 31, 2001:      51,294,305      $513,000        $47,170,000       ($6,865,000)      ($44,398,000)
Net loss                                        --            --                 --                 --          (668,000)

BALANCES AT MARCH 31, 2001              51,294,305      $513,000        $47,170,000       ($6,865,000)      ($45,066,000)


See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                                    Period From
                                                                                                                   July 21, 1989
                                                                                      Three Months Ended         (Date of Inception)
                                                                                           March 31,                      to
                                                                                    2001              2000          March 31, 2001
                                                                                ------------      ------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                        $   (668,000)     $   (855,000)     $(45,066,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Interest expense relating to the beneficial conversion feature of the
   Senior Secured Convertible Note                                                        --                --        17,841,000
   Depreciation                                                                       36,000            27,000         1,197,000
   Amortization of debt issue costs                                                       --                --         1,070,000
   Common stock issued at prices below fair market value                                  --                --         1,167,000
   Repricing of outstanding warrants                                                      --                --           602,000
   Reduction of accrued expenses                                                          --                --          (270,000)
   Common stock issued in lieu of interest                                                --                --         1,915,000
   Fair value of warrants and option granted for services rendered                        --                --           209,000
   Common stock issued for services provided                                              --                --           273,000
   Common stock issued upon settlement of litigation                                      --                --           125,000
   Expenses paid by shareholder on behalf of Company                                      --                --            79,000
Changes in operating assets and liabilities:
   Accounts receivable                                                                    --                --                --
   Other current assets                                                                   --            15,000            (6,000)
   Security and equipment deposits                                                        --                --           (21,000)
   Accounts payable, accrued expenses and customer deposits                          104,000           114,000         2,158,000
   Due to related parties                                                                 --                --          (118,000)
                                                                                ------------      ------------      ------------
     Net cash used in operating activities                                          (528,000)         (699,000)      (18,845,000)
                                                                                ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                               (25,000)               --        (1,283,000)
   Other                                                                                  --                --            94,000
                                                                                ------------      ------------      ------------
Net cash provided by (used in) investing activities                                  (25,000)               --        (1,189,000)
                                                                                ------------      ------------      ------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds received from Convertible Promissory Notes                               548,000           532,000         4,011,000
   Net advance repayable only out of proceeds of public offering                          --                --           471,000
   Proceeds received upon issuance of common stock                                        --                --         3,789,000
   Proceeds received from issuance of preferred stock, net of related costs               --                --           100,000
   Proceeds received upon exercise of options and warrants, net of costs                  --           469,000         1,455,000
   Net advances by former principal stockholder                                           --                --           321,000
   Proceeds from sale of convertible debt                                                 --                --        10,874,000
   Debt issue costs                                                                       --                --          (887,000)
   Repayment of convertible debt                                                          --                --          (100,000)
                                                                                ------------      ------------      ------------
     Net cash provided by financing activities                                       548,000         1,001,000        20,034,000
                                                                                ------------      ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               (5,000)          302,000            47,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        52,000            38,000                --
                                                                                ------------      ------------      ------------
CASE AND CASH EQUIVALENTS, END OF PERIOD                                        $     47,000      $    340,000      $     47,000
                                                                                ============      ============      ============

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED

                                                                                                                Period From
                                                                                                               July 21, 1989
                                                                                      Three Months Ended         (Date of
                                                                                          March 31,              Inception)
                                                                                       2001        2000        March 31, 2001
                                                                                      ------      ------       --------------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Contribution to capital by former principal stockholder                              --          --          $3,659,000
   Related party debt exchanged for convertible debt                                    --          --          $  321,000
   Exchange of indebtedness to former principal stockholder for common stock            --          --          $  445,000
   Issuance of common stock for services and accrued salaries                           --          --          $  501,000
   Exchange of equipment and accrued rent for common stock                              --          --          $  271,000
   Subordinated notes and related accrued interest exchanged for Series A
      preferred stock                                                                   --          --          $3,300,000
   Exchange of convertible debt for convertible preferred stock                         --          --          $  356,000
   Conversion of convertible debt and accrued interest into common stock, net of
   unamortized debt discount                                                            --          --          $9,947,000
   Exchange of advances repayable only out of proceeds of public offering for
   common stock                                                                         --          --          $  471,000
   Deferred offering costs on warrants exercised                                        --          --          $   88,000
   Issuance of warrants in settlement of litigation for debt issue costs and for
      services rendered                                                                 --          --          $  364,000
   Common stock issued for costs related to 10% promissory notes                        --          --          $  525,000


See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2001

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or any interim period.

2.       HISTORY OF THE BUSINESS

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

         Pursuant to the terms of a Bridge Loan Financing Agreement entered into as of November 29, 1999 (the "Bridge Loan"), Ilion has agreed to advance working capital to LTC. Ilion has advanced a total of $4,011,000 as of March 31, 2001.

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

3.       OPERATIONS AND LIQUIDITY DIFFICULTIES AND MANAGEMENT'S PLANS TO
         OVERCOME:

         The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since its inception, the Company has incurred substantial operating losses and expects to incur additional operating losses over the next several years. Since December 1993, operations have been financed primarily through the use of proceeds from the sale of convertible debt and private placements of common stock. Continuation of the Company's operations in 2001 is dependent upon Ilion's ability to make additional advances under the Bridge Loan Financing Agreement and, ultimately, the closing of the merger described herein. These conditions raise substantial doubt about LTC's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         MANAGEMENT'S PLANS - LTC is in the late stages of developing and producing innovative rechargeable solid state lithium polymer batteries. LTC has worked closely with selected portable electronics Original Equipment Manufacturers ("OEMs") over the past several years, exploring various notebook computer, PDA and wireless handset applications. However, based on emerging market opportunities and as part of the strategy of merging into Ilion, LTC has now refocused its unique wide footprint cell manufacturing technology and market activities to concentrate on large, high-pulse power battery applications, including Hybrid Electric Vehicles (HEVs) and energy storage devices for the rapidly growing distributed power market. In September 2000, LTC completed the first working prototype lithium-ion polymer HEV battery, complete with electronics. A second generation prototype HEV battery was completed in January 2001. LTC has not yet delivered a prototype HEV battery for testing by a third party. All improvements to LTC's technology contained in the prototype HEV batteries are owned by Ilion pursuant to the terms of the licensing agreement between LTC and Ilion entered into in connection with the Bridge Loan.

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

         Beginning in October 1999, Ilion has provided working capital for LTC. Management is depending on the Bridge Loan Agreement funding from Ilion to meet LTC's obligations through the next year. In 2001, Ilion reduced the amount of funding it has been providing to LTC on a monthly basis. Ilion has indicated that it has reduced its operating expenses throughout Ilion and indicated in March 2001 that it intended to fund LTC at $100,000 per month under the Bridge Loan Agreement. Ilion and LTC subsequently entered into discussions regarding funds required by LTC to meet its operating expenses and in April 2001 Ilion agreed to support an LTC monthly operating budget of $150,000 and subject to Ilion's review and reconciliation of LTC's past due payables, agreed to effect payment of LTC's outstanding payables over a three month period.

         If Ilion does not provide the monthly funding required by LTC or does not forward funds to meet LTC's outstanding payables, LTC will be forced to further curtail its current operations, substantially reduce the number of LTC employees, and take other measures to reduce its operating expenditures.

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

         LTC believes that provided Ilion advances the needed working capital to LTC until the consummation of the Merger, LTC will have sufficient capital resources to meet its needs and satisfy its obligations through the date of the Merger. LTC does not currently have sufficient cash to meet all of its operating needs, pay its outstanding payables or to achieve all its development and production objectives. There can be no assurance that funding will continue to be provided by Ilion in the amounts necessary to meet all of LTC's obligations. If Ilion does not provide the needed working capital to LTC or if the Merger is not consummated, LTC will assess all available alternatives including the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

4.       PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 2001 are summarized as follows:

Laboratory equipment                                $1,376,000
Furniture and office equipment                         106,000
Leasehold improvements                                  48,000
                                                    ----------
                                                    $1,530,000
Less: Accumulated depreciation and amortization      1,194,000
                                                    ----------
                                                    $  336,000
                                                    ==========

5.       SUBSEQUENT EVENTS

In April and May of 2001, Ilion advanced an additional $301,000 to the Company for working capital under the Bridge Loan, bringing the total Bridge Loan to $4,312,000 as of May 15, 2001.

In April, 2001, the Company extended the expiration date of the Company's outstanding warrants until the earlier of (i) the date three business days prior to the closing of the Merger or (ii) the original termination date set forth in the warrant, provided however, if there is no registration statement registering the underlying warrant shares effective within ninety days prior to the original warrant termination date, the original warrant termination date is extended to the date three business days prior to the closing of the Merger.

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

Pursuant to the terms of a Bridge Loan Financing Agreement entered into as of November 29, 1999 (the "Bridge Loan"), Ilion has agreed to advance working capital to LTC. Ilion has advanced a total of $4,011,000 as of March 31, 2001.

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

At March 31, 2001, Ilion held $4,011,000 of convertible notes convertible into 40,110,000 shares of Common Stock at a conversion price of at $.10 (which are only convertible in the event of a default or if the Merger does not close by February 28, 2002), which would represent approximately 44% of LTC's outstanding Common Stock upon conversion. Additional notes may be issued by LTC to Ilion under the Bridge Loan convertible into shares of Common Stock at a conversion price of $.10 per share and LTC may issue to Ilion warrants to purchase 7,500,000 shares of LTC Common Stock exercisable at $0.15 per share. The notes will not be converted into LTC Common Stock and the warrants will not be issued to Ilion if the Merger is completed. The percentage ownership of LTC that Ilion will own if there is a default under the Bridge Loan or in the event the Merger is not closed will depend on the amount of funds advanced by Ilion to LTC.

Until the closing of the Merger, LTC and Ilion are working together in leveraging their combined vertical integration capabilities and patented/proprietary technologies encompassing: (1) access to lithium reserves;
(2) advanced carbonate and electrode materials; (3) composite cell structures;
(4) unique substrate handling manufacturing processes; (5) large battery assemblies; and (6) lithium recycling. The two companies are targeting global market opportunities involving HEV batteries, portable electronics, and stationary large battery applications. Ilion has also established joint venture manufacturing and distribution relationships with selected partners around the world. The first such joint venture, with Eldor Corporation of Italy, regarding manufacturing and distribution of lithium-ion batteries for portable electronics applications worldwide, was signed in August, 2000. In November 2000, Ilion entered into a joint venture agreement with Powercell Corporation. Pursuant to the agreement, Ilion and Powercell formed Proteus Power LLC, which is owned 75% by Ilion and 25% by Powercell, to develop and manufacture lithium-ion based energy storage devices for (1) the management and enhancement of electricity reliability and power quality (excluding devices under 50 kW), (2) the electric vehicle market (excluding HEVs) and (3) the renewable energy market, which includes wind and solar energy. LTC continues to provide technology support to Ilion in large footprint cell structures, large battery assemblies and manufacturing process scale-up for all applications.

The new combined entity is expected to have a unique position in the lithium polymer battery market, providing a proprietary vertical integration capability that would range from high grade lithium materials to reinforced composite battery structures, with low cost, high yield thin film manufacturing processes. This combination of technologies, capabilities and people - coupled with the selected joint venture partners for global manufacturing and distribution - will enable the new company to become a low cost provider of high quality and high performance

'lithium polymer batteries. Targeted markets for Ilion and its array of technologies include rapidly emerging markets for large rechargeable lithium batteries such as HEVs and stationary applications, as well as the more traditional portable electronics applications.

For a complete description of the terms of the Merger with Ilion, including Amendment No. 4 that was entered into on February 2, 2001, and the Bridge Financing provided by Ilion, see the Company's Form 10-KSB for the year ended December 31, 2000.

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


              LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

The Company has financed its operations since inception primarily with convertible debt and private placements of common stock and has raised approximately $18.4 million, including $4,011,000 from Ilion as of March 31, 2001.

At March 31, 2001, the Company had cash and cash equivalent of $47,000, fixed assets of $336,000 and other assets of $21,000. The Company's total liabilities were $4,652,000 consisting of accounts payable, accrued salaries, and a note payable in the amount of $641,000 and convertible promissory notes payable to Ilion in the amount of $4,011,000. The Company had a working capital deficit of $594,000 on March 31, 2001 as compared to a working capital deficit of $380,000 on December 31, 2000.

The Company's cash and cash equivalents decreased by approximately $5,000 from December 31, 2000 to March 31, 2001. The working capital and cash decrease is attributable primarily to the decrease in bridge loan financing from Ilion.

The Company's stockholders' deficiency was $4,248,000 at March 31, 2001, after giving effect to an accumulated deficit of $51,931,000 which consisted of $45,066,000 accumulated deficit during the development stage from July 21, 1989 through March 31, 2001 and $6,865,000 accumulated deficit from prior periods. The Company expects to incur substantial operating losses as it continues its commercialization efforts.

Pursuant to the terms of a Bridge Loan, Ilion has agreed to advance working capital to the Company until the closing of the Merger. Ilion has advanced a total of $4,011,000 through March 31, 2001, convertible into 40,110,000 shares of Company common stock at a conversion price of $.10 per share, which would represent approximately 44% of LTC's outstanding common stock upon conversion. Ilion has agreed to advance to the Company ongoing funds required by the Company for ongoing employee, operating and administrative expenses excluding capital expenses.

In 2001, Ilion reduced the amount of funding it has been providing to LTC on a monthly basis. Ilion has indicated that it has reduced its operating expenses throughout Ilion and indicated in March 2001 that it intended to fund LTC at $100,000 per month under the Bridge Loan Agreement. Ilion and LTC subsequently entered into discussions regarding funds required by LTC to meet its operating expenses and in April 2001 Ilion agreed to support an LTC monthly operating budget of $150,000 and subject to Ilion's review and reconciliation of LTC's past due payables, agreed to effect payment of LTC's outstanding payables over a three month period.

During 2001, LTC has taken measures to curtail its operating and administrative expenses. If Ilion does not provide the monthly funding required by LTC or does not forward funds to meet LTC's outstanding payables, LTC will be forced to further curtail its current operations, substantially reduce the number of LTC employees, and take other measures to reduce its operating expenditures.

LTC believes that provided Ilion advances the needed working capital to LTC until the consummation of the Merger, LTC will have sufficient capital resources to meet its needs and satisfy its obligations through the date of the Merger. LTC does not currently have sufficient cash to meet all of its operating needs, pay its outstanding payables or to achieve all its development and production objectives. There can be no assurance that funding will continue to be provided by Ilion in the amounts necessary to meet all of LTC's obligations. If Ilion does not provide the needed working capital to LTC or if the Merger is not consummated, LTC will assess all available alternatives including the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

                              RESULTS OF OPERATIONS

The Company had no revenues from commercial operations for the three months ended March 31, 2001 and 2000. Engineering, research and development expenses were $417,000 for the three months ended March 31, 2001 compared to $346,000 for the three months ended March 31, 2000. The increase of $71,000 was due primarily to increased lab supplies and consulting expenses.

General and administrative expenses were $250,000 for the three months ended March 31, 2001 compared to $512,000 for the three months ended March 31, 2000. The decrease of $262,000 was due primarily to decreased legal and accounting expenses as well as Company-wide efforts to decrease all non-essential administrative expenses.

Interest expense for the three months ended March 31, 2001 was $1,000 (net of interest income of $2,000), compared to $3,000 of interest income with no interest expense for the three months ended March 31, 2000. The decrease in interest income for the comparable periods is attributable to a decrease in cash balances.

                              SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Statements contained in this report that are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those stated in the forward-looking statements. Factors that could cause actual results to differ materially include, among others: general economic conditions, changes in laws and government regulations, fluctuations in demand for the Company's products, the consummation of the Merger with Ilion and continued financing of LTC by Ilion.

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

                   None.

ITEM 5.         OTHER INFORMATION

                   None.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                   a)      Exhibits

                           2.7 Amendment No. 4 to the Agreement and Plan of Merger dated February 2, 2001 between LTC and Ilion Technology Corporation (1)

                           10.40 First Amendment to Lease dated March 19, 2001 between PMP Whitemarsh Associates and LTC (2)

                           10.41    Form of Second Warrant Amendment Agreement

                   b)      Form 8-K Reports during the Quarter Ended March 31,
                           2001

                           Form 8-K dated February 14, 2001 announcing the update on the pending merger with Ilion and the execution of Amendment No. 4 to the Merger Agreement


(1)      Incorporated by reference to the Company's Form 8-K dated February 14,
         2001

(2) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 2000

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LITHIUM TECHNOLOGY CORPORATION



                               By: /s/ David J. Cade
                                   -------------------------------------------
                                   David J. Cade, Chairman and Chief Executive
                                   Officer (Chief Executive Officer and Acting
                                   Principal Financial Officer)