Form 10QSB
period 2001-06-30
LITHIUM TECHNOLOGY CORP
filed 2001-08-24
CIK 804154

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

             (Mark One)

             [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For The Quarterly  Period Ended June 30, 2001

             [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the transition period from ______ to ______

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

                           Yes __              No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 21, 2001:
51,294,305 shares of Common Stock

           Transitional Small Business Disclosure Format (check one):

                           Yes __              No X

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                                        PAGE
                           PART 1 - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheets - June 30, 2001 and
                       December 31, 2000 (Unaudited)                                      1

              Consolidated Statements of Operations -Three Months and Six Months
                       Ended June 30, 2001 and 2000, and Period From July 21,
                       1989 (Date of Inception) to June 30, 2001 (Unaudited)              2

              Consolidated Statements of Changes in Stockholders'
                       Deficiency - Six Months Ended June 30, 2001 (Unaudited)            4

              Consolidated Statements of Cash Flows - Six Months Ended June 30,
                       2001 and 2000, and Period from July 21, 1989 (Date of
                       Inception) to June 30, 2001 (Unaudited)                            5

                       Notes to Consolidated Financial Statements - Six Months
                       Ended June 30, 2001 (Unaudited)                                    7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                                        11

                             PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                                          15

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                                  15

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                            15

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        15

ITEM 5.       OTHER INFORMATION                                                          15

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                           15

                         PART I - FINANCIAL INFORMATION

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS


ITEM 1. FINANCIAL STATEMENTS

                                                                    June 30, 2001      December 31, 2000
                                                                    -------------      -----------------
CURRENT ASSETS:                                                      (Unaudited)          (Unaudited)
   Cash and cash equivalents                                        $     32,000         $     52,000
                                                                    ------------         ------------

      Total Current Assets                                                32,000               52,000
                                                                    ------------         ------------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF
$1,229,000 AND $1,159,000                                                305,000              347,000
                                                                    ------------         ------------

SECURITY DEPOSITS                                                         21,000               21,000
                                                                    ============         ============

      Total assets

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)             $    358,000         $    420,000
                                                                    ============         ============

CURRENT LIABILITIES:
   Accounts payable                                                 $    285,000         $    248,000
   Accrued salaries                                                      201,000              201,000
   Other accrued expenses                                                 82,000               88,000
                                                                   -------------         ------------

      Total current liabilities                                          568,000              537,000
                                                                    ------------         ------------

LONG-TERM LIABILITIES:
   Convertible Promissory Notes                                        4,474,000            3,463,000
                                                                    ------------         ------------

      Total liabilities                                                5,042,000            4,000,000
                                                                    ------------         ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock, par value $.01 per share:
   Authorized - 125,000,000 shares
   Issued and outstanding - 51,294,305 shares                            513,000              513,000
   Additional paid-in capital                                         47,170,000           47,170,000
   Accumulated deficit                                                (6,865,000)          (6,865,000)
   Deficit accumulated during development stage                      (45,502,000)         (44,398,000)
                                                                    ------------         ------------

      Total stockholders' equity (deficiency)                         (4,684,000)          (3,580,000)
                                                                    ------------         ------------
                                                                    $    358,000         $    420,000
                                                                    ============         ============



See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      Three Months Ended June 30,
                                                      ---------------------------
                                                       2001                 2000
                                                       ----                 ----
                                                    (Unaudited)          (Unaudited)
REVENUES:
   Development contracts                           $          0         $          0
   Other                                                  7,000                    0
                                                   ------------         ------------
                                                          7,000                    0
                                                   ------------         ------------

COSTS AND EXPENSES:
   Engineering, research and development                210,000              481,000
   General and administrative                           232,000              651,000
                                                   ------------         ------------
                                                        442,000            1,132,000
                                                   ============         ============

OTHER INCOME (EXPENSE):
   Interest expense, net of interest income              (1,000)               4,000
                                                   ------------         ------------
                                                         (1,000)               4,000
                                                   ------------         ------------

NET LOSS                                           $   (436,000)        $ (1,128,000)
                                                   ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:                                         51,294,305           50,002,000
                                                   ============         ============

BASIC AND DILUTED NET LOSS PER SHARE:              $      (0.01)        $      (0.02)
                                                   ============         ============



See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Six Months Ended June 30,            Period from July
                                                                        -------------------------              31, 1989 to
                                                                        2001                 2000             June 30, 2001
                                                                        ----                 ----             -------------
                                                                     (Unaudited)          (Unaudited)          (Unaudited)
REVENUES:
   Development contracts                                            $          0         $          0         $    175,000
   Other                                                                   7,000                    0                    0
                                                                    ------------         ------------         ------------
                                                                           7,000                    0              175,000
                                                                    ------------         ------------         ------------
COSTS AND EXPENSES:
   Engineering, research and development                                 627,000              827,000           10,538,000
   General and administrative                                            482,000            1,163,000           14,323,000
   Stock based compensation expense                                           --                   --            1,794,000
                                                                    ------------         ------------         ------------
                                                                       1,109,000            1,990,000           26,655,000
                                                                    ------------         ------------         ------------
OTHER INCOME (EXPENSE):
   Interest expense, net of interest income                               (2,000)               7,000           (1,831,000)
   Interest expense related to beneficial conversion feature                  --                   --          (17,841,000)
   Other non-operating income - Notes                                         --                   --              650,000
                                                                    ------------         ------------         ------------

                                                                          (2,000)               7,000          (19,022,000)
                                                                    ------------         ------------         ------------

NET LOSS                                                            $ (1,104,000)        $ (1,983,000)        $(45,502,000)
                                                                    ============         ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:                                                          51,294,000           49,607,000
                                                                    ============         ============

BASIC AND DILUTED NET LOSS PER SHARE:                               $      (0.02)        $      (0.04)
                                                                    ============         ============



See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                                  (Unaudited)
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY




                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                Common Stock                                                              During
                                         --------------------------            Additional          Accumulated          Development
                                         Shares              Amount          Paid-In Capital         Deficit               Stage
                                         ------              ------          ---------------         -------               -----
BALANCES AT DECEMBER 31, 2000           51,294,305        $    513,000        $ 47,170,000        ($ 6,865,000)        ($44,398,000)

Six months ended June 30, 2001:

Net loss                                        --                  --                  --                  --           (1,104,000)
                                      ------------        ------------        ------------        ------------         ------------

BALANCES AT JUNE 30, 2001               51,294,305        $    513,000        $ 47,170,000        ($ 6,865,000)        ($45,502,000)



See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                      Period From
                                                                                                                     July 21, 1989
                                                                                      Six Months Ended                 (Date of
                                                                                           June 30,                   Inception)
                                                                                                                          to
                                                                                   2001               2000           June 30, 2001
                                                                                ------------       ------------      -------------
                                                                                (Unaudited)        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                        $ (1,104,000)      $ (1,983,000)      $(45,502,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Interest expense relating to the beneficial conversion feature of the
  Senior Secured Convertible Note                                                         --                 --         17,841,000
  Depreciation                                                                        71,000             54,000          1,232,000
  Amortization of debt issue costs                                                        --                 --          1,070,000
  Common stock issued at prices below fair market value                                                                  1,167,000
  Repricing of outstanding warrants                                                                                        602,000
  Reduction of accrued expenses                                                           --                 --           (270,000)
  Common stock issued in lieu of interest                                                                                1,915,000
  Fair value of warrants and option granted for services rendered                         --                 --            209,000
  Common stock issued for services provided                                                                                273,000
  Common stock issued upon settlement of litigation                                       --                 --            125,000
  Expenses paid by shareholder on behalf of Company                                       --                 --             79,000
Changes in operating assets and liabilities:
  Accounts receivable                                                                     --             20,000                 --
  Other current assets                                                                    --             17,000             (6,000)
  Security and equipment deposits                                                         --                 --            (21,000)
  Accounts payable, accrued expenses and customer deposits                            31,000            412,000          2,132,000
  Due to related parties                                                                  --                 --           (118,000)
                                                                                ------------       ------------       ------------

    Net cash used in operating activities                                         (1,002,000)        (1,480,000)       (19,272,000)
                                                                                ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                (29,000)           (24,000)        (1,287,000)
  Other                                                                                   --                 --             94,000
                                                                                ------------       ------------       ------------

Net cash provided by (used in) investing activities                                  (29,000)           (24,000)        (1,193,000)
                                                                                ------------       ------------       ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds received from Convertible Promissory Notes                              1,011,000          1,245,000          4,474,000
  Net advance repayable only out of proceeds of public offering                           --                 --            471,000
  Proceeds received upon issuance of common stock                                         --                 --          3,789,000
  Proceeds received from issuance of preferred stock, net of related costs                --                 --            100,000
  Proceeds received upon exercise of options and warrants, net of costs                   --            499,000          1,455,000
  Net advances by former principal stockholder                                            --                 --            321,000
  Proceeds from sale of convertible debt                                                  --                 --         10,874,000
  Debt issue costs                                                                        --                 --           (887,000)
  Repayment of convertible debt                                                           --                 --           (100,000)
                                                                                ------------       ------------       ------------

    Net cash provided by financing activities                                      1,011,000          1,744,000         20,497,000
                                                                                ------------       ------------       ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                              (20,000)           240,000             32,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        52,000             38,000                 --
                                                                                ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $     32,000       $    278,000       $     32,000
                                                                                ============       ============       ============

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED

                                                                                                                 Period From
                                                                                                                   July 21,
                                                                                         Six Months Ended           1989
                                                                                             June 30,             (Date of
                                                                                                                 Inception)
                                                                                        2001          2000      June 30, 2001
                                                                                        ----          ----      -------------
                                                                                     (Unaudited)   (Unaudited)   (Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION:
Contribution to capital by former principal stockholder                                  --            --         3,659,000
Related party debt exchanged for convertible debt                                        --            --           321,000
Exchange of indebtedness to former principal stockholder for common stock                --            --           445,000
Issuance of common stock for services and accrued salaries                               --            --           501,000
Exchange of equipment and accrued rent for common stock                                  --            --           271,000
Subordinated notes and related accrued interest exchanged for Series A                   --            --         3,300,000
   preferred stock
Exchange of convertible debt for convertible preferred stock                             --            --           356,000
Conversion of convertible debt and accrued interest into common stock,
   net of unamortized debt discount                                                      --            --         9,947,000
Exchange of advances repayable only out of proceeds of public offering
   for common stock                                                                      --            --           471,000
Deferred offering costs on warrants exercised                                            --            --            88,000
Issuance of warrants in settlement of litigation for debt issue costs and for
   services rendered                                                                     --            --           364,000
Common stock issued for costs related to 10% promissory notes                            --            --           525,000


See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2001



1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with LTC's audited financial statements included in LTC's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2000. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or any interim period.

2.    HISTORY OF THE BUSINESS

      Lithium Technology Corporation and its wholly-owned subsidiary, Lithion Corporation, collectively referred to as "LTC", are pre-production stage companies in the process of commercializing unique, solid-state, flat lithium ion rechargeable batteries.

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

      LTC has entered into an Agreement and Plan of Merger with Ilion Technology Corporation ("Ilion"), formerly known as Pacific Lithium Limited, to merge their respective companies. See Note 3.

3.    OPERATIONS AND LIQUIDITY DIFFICULTIES AND MANAGEMENT'S PLANS TO OVERCOME

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

      Continuation of LTC's operations in 2001 is dependent upon Ilion's ability to make additional advances under the Bridge Loan Financing Agreement described below and, ultimately, the closing of the Merger described herein. These conditions raise substantial doubt about LTC's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      MANAGEMENT'S PLANS - LTC is engaged in technology development activities and pilot line manufacturing operations to further advance its battery technology. LTC holds various patents relating to its batteries. LTC is developing innovative flat lithium ion batteries for large, high rate applications including Hybrid Electric Vehicles (HEVs), other automotive applications and energy storage devices for the rapidly growing distributed power market. In September 2000, LTC completed the first working prototype lithium-ion HEV battery, complete with electronics. A second generation prototype HEV battery was completed in January 2001. LTC has not yet delivered a prototype HEV battery for testing by a third party. All improvements to LTC's technology contained in the prototype HEV batteries are owned by Ilion pursuant to the terms of the licensing agreement between LTC and Ilion entered into in connection with the Bridge Loan described below.

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

      MERGER WITH ILION TECHNOLOGY CORPORATION AND RELATED BRIDGE FINANCING - On January 19, 2000, LTC and Pacific Lithium Limited ("PLL") of Auckland, New Zealand signed an Agreement and Plan of Merger (the "Merger Agreement") to merge their respective companies (the "Merger"). On October 2, 2000, PLL domesticated into the U.S. and became a private Delaware corporation and changed its name to Ilion Technology Corporation ("Ilion"). Ilion has advised LTC that Ilion intends to consummate an initial public offering in the United States and NASDAQ listing of Ilion (the "Ilion IPO") as soon as practicable depending upon market conditions and other factors.

      The Merger Agreement provides that Merger will be completed after the consummation of the Ilion IPO and the approval of the Merger by the LTC stockholders, assuming the remaining closing conditions are met. The closing conditions to the Merger must be met by February 28, 2002 or either LTC or Ilion may terminate the Merger Agreement provided that the terminating party has not prevented the consummation of the Merger by a breach of the Merger Agreement by such party. Accordingly, both the Ilion IPO and the approval of the Merger by the LTC stockholders must be completed by February 28, 2002 and the remaining closing conditions must be met by such date. There can be no assurance that the Ilion IPO or the Merger will be consummated by February 28, 2002 or at all.

      LTC's management is engaged in contingency planning in the event the Ilion IPO and Merger do not occur by February 28, 2002 for any reason, and the Merger Agreement date is not extended beyond February 28, 2002. As Ilion has not yet filed a registration statement for the Ilion IPO, Ilion may not be able to consummate the Ilion IPO by February 28, 2002. If the Ilion IPO is not consummated by February 28, 2002, and such closing date is not extended, either Ilion or LTC may terminate the Merger Agreement. Contingency plans under consideration by LTC include seeking alternative sources of financing as well as seeking potential technology partners and customers and possibly restructuring the transaction with Ilion. If LTC is unable to close or restructure the transaction with Ilion or complete any new transaction, it may be forced to suspend operations and possibly liquidate, auction its assets, or file for bankruptcy.

      Pursuant to the terms of a Bridge Loan Financing Agreement entered into as of November 29, 1999 (the "Bridge Loan"), Ilion has agreed to advance working capital to LTC. Ilion has advanced a total of $4,474,000 as of June 30, 2001. The Bridge Loan Agreement does not contain a maximum of the amount of funding that may be advanced under such agreement. Accordingly, there is no maximum amount of notes that may be issued to Ilion under the Bridge Loan. The amount of the notes will be related to the working capital advances made by Ilion to LTC and the length of time until the Merger is completed.

      Management is depending on the Bridge Loan Agreement funding from Ilion to meet LTC's obligations through February 28, 2002. In 2001, Ilion reduced the amount of funding it has been providing to LTC on a monthly basis. Ilion indicated that it had reduced its operating expenses throughout Ilion and indicated in March 2001 that it intended to fund LTC at $100,000 per month under the Bridge Loan Agreement. Ilion and LTC subsequently entered into discussions regarding funds required by LTC to meet its operating expenses and in April 2001 Ilion agreed to support an LTC monthly operating budget of $150,000 and subject to Ilion's review and reconciliation of LTC's past due payables, agreed to effect payment of LTC's outstanding payables over a three month period. During April, May and June 2001, Ilion provided $151,236, $187,865 and $123,282, to LTC, respectively, or a total of $462,383 for such three month period. No additional funds were provided to LTC by Ilion during such time and at June 30, 2001, LTC had outstanding accounts payable of $285,000.

      As a result of the reduction in the amount of funding provided by Ilion to LTC from the original funding level of approximately $250,000 per month to the current level, LTC has been forced to curtail its operations, reduce the number of employees and take other measures to reduce its operating and administrative expenses.

      If Ilion does not provide the monthly funding required by LTC or does not forward funds to meet LTC's outstanding payables, LTC will be forced to further curtail its current operations, further reduce the number of LTC employees, and take other measures to reduce its operating expenditures.

      In connection with the Bridge Loan, LTC has granted Ilion a non-exclusive worldwide license to use LTC's thin film technology and manufacturing methods solely as it relates to lithium-ion batteries. Pursuant to the licensing agreement, Ilion will pay to LTC a royalty equal to the higher of one percent of the net sales price of each licensed product manufactured, sold or otherwise disposed of during the term of the licensing agreement or the rate that applies to any license agreement entered into subsequent to October 1, 1999. The funds advanced by Ilion to LTC under the Bridge Loan Financing Agreement will be deemed as an advance payment of royalty fees due under the licensing agreement. All improvements developed by LTC or Ilion during the course of the licensing agreement will be owned by Ilion. As of June 30, 2001, no royalties have been earned under this agreement.

      If Ilion or LTC breaches the Merger Agreement, and the Merger Agreement is terminated as a result, prior to February 28, 2002, the date the Merger Agreement expires, Ilion would have the right to convert the Bridge loans into shares of LTC common stock at a conversion price of $0.10 per share. In this event, the conversion could result in Ilion holding an ownership percentage greater than 50%, depending on the amount of Bridge Loans outstanding on the date of conversion. In addition, LTC would need to find alternative sources of capital or be forced to curtail technology development expenditures which, in turn, will delay, and could prevent, the completion of LTC's commercialization process.

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

4.    PROPERTY AND EQUIPMENT

      Property and equipment at June 30, 2001 are summarized as follows:

      Laboratory equipment                                                $1,380,000
      Furniture and office equipment                                         106,000
      Leasehold improvements                                                  48,000
                                                                          ----------
                                                                          $1,534,000
      Less: Accumulated depreciation and amortization                      1,229,000
                                                                          ----------
                                                                            $305,000
                                                                          ----------

5.    SUBSEQUENT EVENTS

      In July and August 2001, Ilion advanced an additional $247,000 to LTC for working capital under the Bridge Loan, bringing the total Bridge Loan to $4,721,000 as of August 21, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

                          GENERAL AND PLAN OF OPERATION

LTC is a pre-production stage company in the process of commercializing unique, solid-state, lithium ion rechargeable batteries. LTC is engaged in technology development activities and pilot line manufacturing operations to further advance this battery technology and also holds various patents relating to such batteries. LTC is developing innovative flat lithium ion batteries for large, high rate applications including HEVs, other automotive applications and energy storage devices for the rapidly growing distributed power market.

LTC has an experienced management team and a strong technical staff with experience in battery technology and applications, thin-film manufacturing, capital raising, and global marketing, sales and strategic alliances. LTC maintains a current commercial awareness of products, materials, manufacturing processes, battery applications, competition and markets on a worldwide basis.

On January 19, 2000, LTC and Pacific Lithium Limited ("PLL") of Auckland, New Zealand signed an Agreement and Plan of Merger (the "Merger Agreement") to merge their respective companies (the "Merger"). On October 2, 2000, PLL domesticated into the U.S. and became a private Delaware corporation (the "Domestication") and changed its name to Ilion Technology Corporation ("Ilion"). Ilion has advised LTC that Ilion intends to consummate an initial public offering in the United States and NASDAQ listing of Ilion (the "Ilion IPO") as soon as practicable depending upon market conditions and other factors. For a complete description of the terms of the Merger with Ilion and the related Bridge Financing see LTC's Form 10-KSB for the year ended December 31, 2000.

The Merger Agreement provides that the Merger will be completed after the consummation of the Ilion IPO and the approval of the Merger by the LTC stockholders, assuming the remaining closing conditions are met. The closing conditions to the Merger must be met by February 28, 2002 or either LTC or Ilion may terminate the Merger Agreement provided that the terminating party has not prevented the consummation of the Merger by a breach of the Merger Agreement by such party. Accordingly, both the Ilion IPO and the approval of the Merger by the LTC stockholders must be completed by February 28, 2002 and the remaining closing conditions must be met by such date. There can be no assurance that the Ilion IPO or the Merger will be consummated by February 28, 2002 or at all.

LTC's management is engaged in contingency planning in the event the Ilion IPO and Merger do not occur by February 28, 2002 for any reason, and the Merger Agreement date is not extended beyond February 28, 2002. As Ilion has not yet filed a registration statement for the Ilion IPO, Ilion may not be able to consummate the Ilion IPO by February 28, 2002. If the Ilion IPO is not consummated by February 28, 2002, and such closing date is not extended, either Ilion or LTC may terminate the Merger Agreement. Contingency plans under consideration by LTC include seeking alternative sources of financing as well as seeking potential technology partners and customers and possibly restructuring the transaction with Ilion. If LTC is unable to close or restructure the transaction with Ilion or complete any new transaction, it may be forced to suspend operations and possibly liquidate, auction its assets, or file for bankruptcy.

Pursuant to the terms of a Bridge Loan Financing Agreement entered into as of November 29, 1999 (the "Bridge Loan"), Ilion has agreed to advance working capital to LTC. At June 30, 2001, Ilion held $4,474,000 of convertible notes convertible into 44,740,000 shares of Common Stock at a conversion price of at $.10 (which are only convertible in the event of a default or if the Merger does not close by February 28, 2002), which would represent approximately 47% of LTC's outstanding Common Stock upon conversion. Additional notes may be issued by LTC to Ilion under the Bridge Loan convertible into shares of Common Stock at a conversion price of $.10 per share and LTC may issue to Ilion warrants to purchase 7,500,000 shares of LTC Common Stock exercisable at $0.15 per share. The notes will not be converted into LTC Common Stock and the warrants will not be issued to Ilion if the Merger is completed. The percentage ownership of LTC that Ilion will own if there is a default under the Bridge Loan or in the event the Merger is not closed will depend on the amount of funds advanced by Ilion to LTC.

Ilion has established joint venture manufacturing and distribution relationships with selected partners around the world. The first such joint venture, with Eldor Corporation of Italy, regarding manufacturing and distribution of lithium-ion batteries for portable electronics applications worldwide, was signed in August, 2000. In November 2000, Ilion entered into a joint venture agreement with Powercell Corporation. Pursuant to the agreement, Ilion and Powercell formed Proteus Power LLC, which is owned 75% by Ilion and 25% by Powercell, to develop and manufacture lithium-ion based energy storage devices for (1) the management and enhancement of electricity reliability and power quality (excluding devices under 50 kW), (2) the electric vehicle market (excluding HEVs) and (3) the renewable energy market, which includes wind and solar energy. LTC continues to provide technology support to Ilion in large footprint cell structures, large battery assemblies and manufacturing process automation and scale-up for all applications. At present, LTC's principal support function is to supply Ilion with components for the assembly of prototype high power devices for the Proteus joint venture.

With Ilion's approval, LTC has accepted certain external subcontract work for several companies involving rapid prototyping and integration of lithium-ion cells and batteries for various stationary and mobile applications. These external initiatives, leveraging LTC's know-how, are expected to continue and increase with the result of providing revenues to LTC.

As previously reported, to facilitate moving forward with the Ilion IPO, and in turn to facilitate the closing of the Merger, on February 2, 2001, Ilion and LTC entered into Amendment No. 4 to the Merger Agreement under which the Merger was to be restructured from a variable price arrangement (approximately 3.9 to 4.1 million Ilion shares) to a fixed price arrangement ($25 million of Ilion shares, but in no event more than 5 million shares or less than 2.5 million Ilion shares). As further reported, these provisions of Amendment No. 4 were only to become effective if and when Ilion filed a Registration Statement with the Securities and Exchange Commission (the "SEC") relating to the Ilion IPO (the "Registration Statement") and could be terminated by LTC or Ilion by giving written notice to the other if the Registration Statement had not been declared effective by the SEC on or before July 31, 2001. As Ilion has not yet filed the Registration Statement, the provisions set forth in Amendment No. 4 changing the terms of the Merger are no longer effective and these provisions of Amendment No. 4 may be terminated by LTC or Ilion by giving written notice to the other. Upon termination of the provisions of Amendment No. 4 the Merger Agreement will be restored to the same terms and conditions as if such provisions of Amendment No. 4 had never become effective. Management of LTC is considering whether to terminate these provisions of Amendment No. 4 to the Merger Agreement. No decision has been made as of the date of this filing.

On May 15, 2001, LTC extended the termination or expiration date of LTC's outstanding warrants until the earlier of (i) the date three business days prior to the closing of the Merger or (ii) the original termination date set forth in the warrant, provided however, if there is no registration statement registering the underlying warrant shares effective within ninety days prior to the original warrant termination date, the original warrant termination date is extended to the date three business days prior to the closing of the Merger.

On July 12, 2001, Barry Huret resigned from the LTC Board of Directors since Board matters were requiring more time than Mr. Huret was able to commit to and without such increased time commitment Mr. Huret felt he would be unable to continue to contribute positively to the LTC Board.


              LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

LTC has financed its operations since inception with convertible debt and private placements of common stock and has raised approximately $18.9 million, including $4,474,000 from Ilion as of June 30, 2001.

LTC has been unprofitable since inception, expects to incur substantial operating losses over the next few years and needs significant additional financing to continue the development and commercialization of its technology. LTC does not expect to generate any significant revenues from operations during the fiscal year ending December 31, 2001.

At June 30, 2001, LTC had cash and cash equivalent of $32,000, fixed assets of $305,000 and other assets of $21,000. LTC's total liabilities were $5,042,000 consisting of accounts payable, accrued salaries, and a note payable in the amount of $568,000 and convertible promissory notes payable to Ilion in the amount of $4,474,000. LTC had a working capital deficit of $536,000 on June 30, 2001 as compared to a working capital deficit of $380,000 on December 31, 2000.

LTC's cash and cash equivalents decreased by approximately $20,000 from December 31, 2000 to June 30, 2001.

The working capital and cash decrease is attributable primarily to the decrease in bridge loan financing from Ilion.

LTC's stockholders' deficiency was $4,684,000 at June 30, 2001, after giving effect to an accumulated deficit of $52,367,000 which consisted of $45,502,000 accumulated deficit during the development stage from July 21, 1989 through June 30, 2001 and $6,865,000 accumulated deficit from prior periods. LTC expects to incur substantial operating losses as it continues its commercialization efforts.

Pursuant to the terms of a Bridge Loan, Ilion has agreed to advance working capital to LTC until the closing of the Merger. Ilion has advanced a total of $4,474,000 through June 30, 2001 and $4,721,000 as of August 21, 2001. Ilion has
agreed to advance to LTC ongoing funds required by LTC for ongoing employee, operating and administrative expenses excluding capital expenses.

Management is depending on the Bridge Loan Agreement funding from Ilion to meet LTC's obligations through February 28, 2002. In 2001, Ilion reduced the amount of funding it has been providing to LTC on a monthly basis. Ilion has indicated that it has reduced its operating expenses throughout Ilion and indicated in March 2001 that it intended to fund LTC at $100,000 per month under the Bridge Loan Agreement. Ilion and LTC subsequently entered into discussions regarding funds required by LTC to meet its operating expenses and in April 2001 Ilion agreed to support an LTC monthly operating budget of $150,000 and subject to Ilion's review and reconciliation of LTC's past due payables, agreed to effect payment of LTC's outstanding payables over a three month period. During April, May and June 2001, Ilion provided $151,236, $187,865 and $123,282, to LTC, respectively, or a total of $462,383 for such three month period. No additional funds were provided to LTC by Ilion during such time and at June 30, 2001, LTC had outstanding accounts payable of $285,000.

In July and August 2001, Ilion advanced an additional $247,000 to LTC for working capital under the Bridge Loan, bringing the total Bridge Loan to $4,721,000 as of August 21, 2001. As of August 21, 2001 LTC's outstanding accounts payable were approximately $157,000.

As a result of the reduction in the amount of funding provided by Ilion to LTC from the original funding level of approximately $250,000 per month to the current level, LTC has been forced to curtail its operations, reduce the number of employees and take other measures to reduce its operating and administrative expenses.

LTC believes that provided Ilion advances the needed capital to LTC until the consummation of the Merger, LTC will have sufficient capital resources to meet its needs and satisfy its obligations through the date of the Merger. LTC does not currently have sufficient cash to meet all of its operating needs, pay its outstanding payables or to achieve all its development and production objectives. There can be no assurance that funding will continue to be provided by Ilion in the amounts necessary to meet all of LTC's obligations. If Ilion does not provide the needed working capital to LTC or if the Merger is not consummated, LTC will assess all available alternatives including the suspension of operations and possibly liquidation, auction of its assets, bankruptcy, or other measures.

\                              RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001

LTC had $7,000 in revenues from commercial operations for the six months ended June 30, 2001 and no revenues in 2000. Engineering, research and development expenses were $627,000 for the six months ended June 30, 2001 compared to $827,000 for the six months ended June 30, 2000. The decrease of $200,000 was due primarily to decreased salaries and benefits due to a decrease in the number of technical personnel and a decrease in lab supplies and other materials.

General and administrative expenses were $482,000 for the six months ended June 30, 2001 compared to $1,163,000 for the six months ended June 30, 2000. The decrease of $681,000 was due primarily to a decrease in salary and benefits due to a decrease in the number of administrative personnel and related expenses and decreased legal, accounting and other administrative expenses.

Interest expense for the six months ended June 30, 2001 was $5,000 with interest income of $3,000 compared to $7,000 of interest income with no interest expense for the six months ended June 30, 2000. The increase in interest expense for the comparable periods is attributable to interest on notes payable.

THREE MONTHS ENDED JUNE 30, 2000

LTC had $7,000 in revenues from commercial operations for the three months ended June 30, 2001 and no revenues for 2000. Engineering, research and development expenses were $210,000 for the three months ended June 30, 2001 compared to $481,000 for the three months ended June 30, 2000. The decrease of $271,000 was due primarily to decreased personnel and related expenses and a decrease in lab supplies and other materials.

General and administrative expenses were $232,000 for the three months ended June 30, 2001 compared to $651,000 for the three months ended June 30, 2000. The decrease of $419,000 was due primarily to decreased personnel and related expenses and a decrease in legal, accounting and other administrative expenses.

Interest expense for the three months ended June 30, 2001 was $2,500 with interest income of $1,500 compared to $4,000 of interest income with no interest expense for the three months ended June 30, 2000. The increase in interest expense for the comparable periods is attributable to interest on notes payable.

                              SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Statements contained in this report that are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those stated in the forward-looking statements. Factors that could cause actual results to differ materially include, among others: general economic conditions, changes in laws and government regulations, fluctuations in demand for LTC's products, LTC's ability to consummate the merger with Ilion or other strategic partners, technology development problems, and LTC's ability to successfully finance future plant and equipment plans, as well as its current ongoing operations.

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

August 22, 2001               LITHIUM TECHNOLOGY CORPORATION



                              By:   /s/ David J. Cade
                                  --------------------------------------
                                    David J. Cade, Chairman and Chief Executive
                                    Officer (Chief Executive Officer and Acting
                                    Principal Financial Officer)