Form 10QSB
period 2001-09-30
LITHIUM TECHNOLOGY CORP
filed 2001-11-20
CIK 804154

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For The Quarterly  Period Ended September 30, 2001

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

                                Yes X   No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2001: 51,294,305 shares of Common Stock

           Transitional Small Business Disclosure Format (check one):

                                Yes __   No  X

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                                PAGE
                         PART 1 - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheets - September 30, 2001 (Unaudited)
                       and December 31, 2000                                                       1

              Consolidated Statements of Operations -Three Months and Nine
                       Months Ended September 30, 2001 and 2000, and Period From
                       July 21, 1989 (Date of Inception) to September 30, 2001
                       (Unaudited)                                                                 2

              Consolidated Statements of Changes in Stockholders'
                       Deficiency - Nine Months Ended September 30, 2001 (Unaudited)               4

              Consolidated Statements of Cash Flows - Nine Months
                       Ended September 30, 2001 and 2000, and Period from
                       July 21, 1989 (Date of Inception) to September 30, 2001 (Unaudited)         5

              Notes to Consolidated Financial Statements - Nine Months Ended
              September 30, 2001 (Unaudited)                                                       7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                                                 11

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                                                   15

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                                           15

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                                     15

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 15

ITEM 5.       OTHER INFORMATION                                                                   15

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                    15

                         PART I - FINANCIAL INFORMATION

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS


ITEM 1. FINANCIAL STATEMENTS

                                                                   September 30,        December 31,
CURRENT ASSETS:                                                        2001                2000
                                                                       ----                ----
                                                                    (unaudited)
   Cash and cash equivalents                                       $     65,000         $     52,000
                                                                   ------------         ------------

      Total Current Assets                                               65,000               52,000
                                                                   ------------         ------------

PROPERTY AND EQUIPMENT,  LESS  ACCUMULATED  DEPRECIATION OF
$1,266,000 AND $1,159,000                                               270,000              347,000
                                                                   ------------         ------------

SECURITY DEPOSITS                                                        21,000               21,000
                                                                   ------------         ------------

      Total assets                                                 $    356,000         $    420,000
                                                                   ============         ============

CURRENT LIABILITIES:
   Accounts payable                                                $    236,000         $    248,000
   Accrued salaries                                                     201,000              201,000
   Other accrued expenses                                                80,000               88,000
                                                                   ------------         ------------

      Total current liabilities                                         517,000              537,000
                                                                   ------------         ------------

LONG-TERM LIABILITIES:
   Convertible Promissory Notes                                       4,906,000            3,463,000
                                                                   ------------         ------------

      Total liabilities                                               5,423,000            4,000,000
                                                                   ------------         ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY):
   Preferred stock, par value $.01 per share
      Authorized - 100,000 shares
      Issued and outstanding - None
   Common stock, par value $.01 per share:
      Authorized - 125,000,000 shares
      Issued and outstanding - 51,294,305                               513,000              513,000
      Additional paid-in capital                                     47,170,000           47,170,000
   Accumulated deficit                                               (6,865,000)          (6,865,000)
   Deficit accumulated during development stage                     (45,885,000)         (44,398,000)
                                                                   ------------         ------------

      Total stockholders' equity (deficiency)                        (5,067,000)          (3,580,000)
                                                                   ------------         ------------
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)            $    356,000         $    420,000
                                                                   ============         ============

See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended September 30,
                                                    --------------------------------
                                                       2001                 2000
                                                       ----                 ----
                                                    (Unaudited)         (Unaudited)
REVENUES:
   Development contracts                           $          0         $          0
   Other                                                  5,000                    0
                                                   ------------         ------------
                                                          5,000                    0
                                                   ------------         ------------

COSTS AND EXPENSES:
   Engineering, research and development                223,000              338,000
   General and administrative                           164,000              366,000
                                                   ------------         ------------
                                                        387,000              704,000
                                                   ------------         ------------

OTHER INCOME (EXPENSE):
   Interest income (expense), net                        (1,000)               4,000
                                                   ------------         ------------
                                                         (1,000)               4,000
                                                   ------------         ------------

NET LOSS                                           $   (383,000)        $   (700,000)
                                                   ============         ============

WEIGHTED  AVERAGE  NUMBER OF COMMON  SHARES
OUTSTANDING:                                         51,294,305           50,922,000
                                                   ============         ============

BASIC AND DILUTED NET LOSS PER SHARE:              $      (0.01)        $      (0.01)
                                                   ============         ============


See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Nine Months Ended September 30,          Period from July 21, 1989 to
                                                    -------------------------------
                                                       2001                 2000                  September 30, 2001
                                                       ----                 ----                  ------------------
                                                    (Unaudited)          (Unaudited)                  (Unaudited)
REVENUES:
   Development contracts                           $          0         $          0                 $    168,000
   Other                                                 12,000                    0                       12,000
                                                   ------------         ------------                 ------------
                                                         12,000                    0                      180,000
                                                   ------------         ------------                 ------------
COSTS AND EXPENSES:
   Engineering, research and development                850,000            1,165,000                   10,761,000
   General and administrative                           646,000            1,529,000                   14,487,000
   Stock based compensation expense                           0                   --                    1,794,000
                                                   ------------         ------------                 ------------
                                                      1,496,000            2,694,000                   27,042,000
                                                   ------------         ------------                 ------------
OTHER INCOME (EXPENSE):
   Interest expense, net of interest income              (3,000)              11,000                   (1,832,000)
   Interest  expense  related to beneficial                  --                                       (17,841,000)
      conversion feature
   Other non-operating income - Notes                        --                   --                      650,000
                                                   ------------         ------------                 ------------

                                                         (3,000)              11,000                  (19,023,000)
                                                   ------------         ------------                 ------------

NET LOSS                                           $ (1,487,000)        $ (2,683,000)                $(45,885,000)
                                                   ============         ============                 ============

WEIGHTED  AVERAGE  NUMBER OF COMMON  SHARES
OUTSTANDING:                                       $ 51,294,305           50,041,000
                                                   ============         ============

BASIC AND DILUTED NET LOSS PER SHARE:              $      (0.03)        $      (0.05)
                                                   ============         ============

See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY




                                                                                                                Deficit
                                                                                                              Accumulated
                                                                                                                During
                                                  Common Stock            Additional       Accumulated        Development
                                                  ------------
                                             Shares         Amount      Paid-In Capital      Deficit            Stage
                                             ------         ------      ---------------      -------            -----

BALANCES AT DECEMBER 31, 2000              51,294,305     $  513,000     $ 47,170,000      ($ 6,685,000)     ($44,398,000)

Nine months ended September 30, 2001:

Net loss                                           --             --               --                --        (1,487,000)
                                          -----------     ----------     ------------      ------------     -------------

BALANCES AT SEPTEMBER 30, 2001             51,294,305     $  513,000     $ 47,170,000      ($ 6,685,000)     ($45,885,000)
                                          ===========     ==========     ============      ============      ============


See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                 Period From
                                                                                                                July 21, 1989
                                                                                 Nine Months Ended                 (Date of
                                                                                   September 30,                  Inception)
                                                                                                                     to
                                                                             2001                2000         September 30, 2001
                                                                             ----                ----         ------------------
                                                                          (Unaudited)         (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                 $(1,487,000)        $ (2,683,000)     $ (45,885,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Interest expense relating to the beneficial
  conversion feature of the
  Senior Secured Convertible Note                                                 --                              17,841,000
  Depreciation                                                               107,000               82,000          1,268,000
  Amortization of debt issue costs                                                                     --          1,070,000
  Common stock issued at prices below fair market value                                                            1,167,000
  Repricing of outstanding warrants                                                                                  602,000
  Repricing of outstanding options                                                                                    25,000
  Reduction of accrued expenses                                                                        --           (270,000)
  Common stock issued in lieu of interest                                                                          1,915,000
  Fair value of warrants and option granted for services rendered                                      --            209,000
  Common stock issued for services provided                                                                          273,000
  Common stock issued upon settlement of litigation                                                    --            125,000
  Expenses paid by shareholder on behalf of Company                                                    --             79,000
Changes in operating assets and liabilities:
  Accounts receivable                                                                              20,000                 --
  Other current assets                                                                             18,000             16,000
  Security and equipment deposits                                                                      --            (21,000)
  Accounts payable, accrued expenses and customer deposits                   (21,000)              57,000          2,033,000
  Due to related parties                                                                               --           (118,000)
                                                                        ------------         ------------       ------------
   Net cash used in operating activities                                  (1,401,000)          (2,620,000)       (19,671,000)
                                                                        ------------         ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                        (29,000)             (47,000)        (1,287,000)
                                                                                                                ------------
  Other                                                                           --                   --             94,000
                                                                        ------------         ------------       ------------


Net cash used in investing activities                                        (29,000)             (47,000)        (1,193,000)
                                                                        ------------         ------------       ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds received from Convertible Promissory                            1,443,000            1,894,000          4,906,000
  Notes
  Net advance repayable only out of proceeds of                                                        --            471,000
  public offering
  Proceeds received upon issuance of common stock                                                      --          3,789,000
  Proceeds received from issuance of preferred                                                         --            100,000
  stock, net of related costs
  Proceeds received upon exercise of options and                                                  819,000          1,455,000
  warrants, net of costs
  Net advances by former principal stockholder                                                         --            321,000
  Proceeds from sale of convertible debt                                                               --         10,874,000
  Debt issue costs                                                                                     --           (887,000)
  Repayment of convertible debt                                                                        --           (100,000)
                                                                        ------------         ------------       ------------

   Net cash provided by financing activities                               1,443,000            2,713,000         20,929,000
                                                                        ------------         ------------       ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       13,000               46,000             65,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                52,000               38,000                 --
                                                                        ------------         ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $     65,000         $     84,000       $     65,000
                                                                        ============         ============       ============

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED

                                                                                               Period From
                                                                                              July 21, 1989
                                                                      Nine Months Ended         (Date of
                                                                        September 30,           Inception)
                                                                     2001          2000        September 30,
                                                                     ----          ----        -------------
                                                                                                   2001
                                                                                                   ----
                                                                  (Unaudited)   (Unaudited)     (Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION:
  Contribution to capital by former principal stockholder                 --            --      $3,659,000
  Related party debt exchanged for convertible debt                       --            --         321,000
  Exchange of indebtedness to former principal
    stockholder for common stock                                          --            --         445,000
  Issuance of common stock for services and accrued salaries              --            --         501,000
  Exchange of equipment and accrued rent for common stock                 --            --         271,000
  Subordinated notes and related accrued interest
    exchanged for Series A preferred stock                                --            --       3,300,000
  Exchange of convertible debt for convertible
    preferred stock                                                       --            --         356,000
  Conversion of convertible debt and accrued interest
    into common stock, net of unamortized debt discount                   --            --       9,947,000
  Exchange of advances repayable only out of proceeds
    of public offering for common stock                                   --            --         471,000
  Deferred offering costs on warrants exercised                           --            --          88,000
  Issuance of warrants in settlement of litigation for
    debt issue costs and for services rendered                            --            --         364,000
  Common stock issued for costs related to 10%
    promissory notes                                                      --            --         525,000


See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2001



1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and note disclosures normally included in LTC's annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with LTC's audited financial statements included in LTC's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2000. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or any interim period.

2.    HISTORY OF THE BUSINESS

      Lithium Technology Corporation and its wholly-owned subsidiary, Lithion Corporation, collectively referred to as "LTC", are pre-production stage companies in the process of commercializing unique, solid-state, flat, lithium ion rechargeable batteries.

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

      LTC has entered into an Agreement and Plan of Merger with Ilion Technology Corporation ("Ilion"), formerly known as Pacific Lithium Limited to merge their respective companies. See Note 3.

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

      Continuation of LTC's operations in 2001 is dependent upon Ilion's ability to make additional advances under the Bridge Loan Financing Agreement described below or the ability of LTC to obtain funding from a new financing source as described herein. These conditions raise substantial doubt about LTC's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      Management's operating plan seeks to minimize LTC's capital requirements, but commercialization of LTC's battery technology will require substantial amounts of additional capital. LTC expects that technology development and operating and production expenses will increase significantly as it continues to advance its battery technology and develop products for commercial applications. LTC's working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of LTC's technology development program, the levels and resources that LTC devotes to the development of manufacturing and marketing capabilities, technological advances, the status of competitors and the ability of LTC to establish collaborative arrangements with other companies to provide an expanded capacity to market and manufacture battery products.

      LTC has engaged Colebrooke Capital, Inc. ("Colebrooke") of New York City to assist in the strategic repositioning of LTC, including a reorientation of the relationship with Ilion. Colebrooke is assisting LTC in seeking new sources of capital financing, exploring strategic technology partnership scenarios and closing customer opportunities involving specific product needs addressable by LTC's large stacked cell batteries as part of LTC management's contingency planning.

      MERGER WITH ILION TECHNOLOGY CORPORATION AND RELATED BRIDGE FINANCING - On January 19, 2000, LTC and Pacific Lithium Limited ("PLL") of Auckland, New Zealand signed an Agreement and Plan of Merger (the "Merger Agreement") to merge their respective companies (the "Merger"). On October 2, 2000, PLL domesticated into the U.S. and became a private Delaware corporation and changed its name to Ilion Technology Corporation ("Ilion"). At the time LTC entered into the Merger Agreement Ilion had intended to consummate an initial public offering in the United States and NASDAQ listing of Ilion (the "Ilion IPO") and the closing of the Merger was conditioned on the consummation of the Ilion IPO by February 28, 2002. If the closing conditions are not met by February 28, 2002 either LTC or Ilion may terminate the Merger Agreement provided that the terminating party has not prevented the consummation of the Merger by a breach of the Merger Agreement by such party.

      As Ilion has not yet filed a registration statement for the Ilion IPO, it is unlikely that Ilion will be able to consummate the Ilion IPO by February 28, 2002. LTC's management is engaged in contingency planning since it is unlikely that the Ilion IPO and Merger will occur by February 28, 2002. LTC is seeking alternative sources of capital financing as well as seeking potential technology partners and customers interested in LTC's large batteries. In order to consummate any new financing management believes the transaction with Ilion will need to be restructured. If LTC is unable to restructure the transaction with Ilion and complete a new transaction, it may be forced to suspend operations and possibly liquidate, auction its assets, or file for bankruptcy.

      Pursuant to the terms of a Bridge Loan Financing Agreement entered into as of November 29, 1999 (the "Bridge Loan"), Ilion has agreed to advance working capital to LTC. Ilion has advanced a total of $4,906,000 as of September 30, 2001. The Bridge Loan Agreement does not contain a maximum of the amount of funding that may be advanced under such agreement. Accordingly, there is no maximum amount of notes that may be issued to Ilion under the Bridge Loan. The amount of the notes will be related to the working capital advances made by Ilion to LTC and the length of time until the Merger is completed.

      Management is depending on the Bridge Loan Agreement funding from Ilion to meet LTC's obligations until LTC can obtain a new funding source. In 2001, Ilion reduced the amount of funding it has been providing to LTC on a monthly basis. Ilion indicated that it had reduced its operating expenses throughout Ilion and indicated in

      March 2001 that it intended to fund LTC at $100,000 per month under the Bridge Loan Agreement. Ilion and LTC subsequently entered into discussions regarding funds required by LTC to meet its operating expenses and in April 2001 Ilion agreed to support an LTC monthly operating budget of $150,000 and, subject to Ilion's review and reconciliation of LTC's past due payables, agreed to effect payment of LTC's outstanding payables over a three month period. During July, August and September 2001, Ilion provided $104,000, $196,000 and $133,000, to LTC, respectively, or a total of $433,000 for such three month period. No additional funds were provided to LTC by Ilion during such time and at September 30, 2001, LTC had outstanding accounts payable of $236,000. As a result of the reduction in the amount of funding provided by Ilion to LTC from the original funding level of approximately $250,000 per month to the current level, LTC has been forced to curtail its operations, reduce the number of employees and take other measures to reduce its operating and administrative expenses and seek alternative sources of funding as described herein.

      In connection with the Bridge Loan, LTC has granted Ilion a non-exclusive worldwide license to use LTC's thin film technology and manufacturing methods solely as it relates to lithium-ion batteries. Pursuant to the licensing agreement, Ilion will pay to LTC a royalty equal to the higher of one percent of the net sales price of each licensed product manufactured, sold or otherwise disposed of during the term of the licensing agreement or the rate that applies to any license agreement entered into subsequent to October 1, 1999. The funds advanced by Ilion to LTC under the Bridge Loan Financing Agreement will be deemed as an advance payment of royalty fees due under the licensing agreement. All improvements developed by LTC or Ilion during the course of the licensing agreement will be owned by Ilion. As of September 30, 2001, no royalties have been earned under this agreement.

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

      If the Merger does not occur by February 28, 2002 because the closing conditions have not been met by such date, including the failure of the condition of the Ilion IPO or the approval of the Merger by LTC's Stockholders, and Ilion has not breached the Merger Agreement, Ilion would have the right to convert the Bridge Loans into shares of LTC common stock at a conversion price of $0.10 per share. This conversion could result in Ilion holding an ownership percentage greater than 50%, depending on the amount of Bridge Loans outstanding on the date of conversion. In addition, in this instance, Ilion would be issued three year warrants to purchase
      7.5 million shares of LTC common stock exercisable at $0.15 per share and Ilion would have a first option to purchase LTC's technologies and processes if LTC sells, goes into receivership, liquidation or the like. Ilion would also have the right and option to purchase LTC's pilot plant and equipment at book value as of the date of the Merger Agreement.

      LTC does not currently have sufficient cash to meet all of its operating needs, pay its outstanding payable or to achieve all its development and production objectives. There can be no assurance that funding will continue to be provided by Ilion or a new financing source in the amounts necessary to meet all of LTC's obligations. If LTC does not obtain the needed working capital from either Ilion or a new financing source, LTC will assess all available alternatives including the suspension of operations and possibly liquidation, auction of its assets, bankruptcy, or other measures.

4.    PROPERTY AND EQUIPMENT

      Property and equipment at September 30, 2001 are summarized as follows:

      Laboratory equipment                                          $ 1,382,000
      Furniture and office equipment                                    106,000
      Leasehold improvements                                             48,000
                                                                    -----------
                                                                      1,536,000
      Less: Accumulated depreciation and amortization                (1,266,000)
                                                                    -----------
                                                                    $   270,000
                                                                    ===========

5.    REVENUES

      Other revenues consist of sales of samples and materials which is expected to be non-recurring.



6.    SUBSEQUENT EVENTS

      In October and November 2001, Ilion advanced an additional $209,000 to LTC for working capital under the Bridge Loan, bringing the total Bridge Loan to $5,115,000 as of November 15, 2001.

      As of November 15, 2001, LTC's outstanding accounts payable totaled $165,000.

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

On January 19, 2000, LTC and Pacific Lithium Limited ("PLL") of Auckland, New Zealand signed an Agreement and Plan of Merger (the "Merger Agreement") to merge their respective companies (the "Merger"). On October 2, 2000, PLL domesticated into the U.S. and became a private Delaware corporation (the "Domestication") and changed its name to Ilion Technology Corporation ("Ilion"). At the time LTC entered into the Merger Agreement Ilion had intended to consummate an initial public offering in the United States and NASDAQ listing of Ilion (the "Ilion IPO") and the closing of the Merger was conditioned on the consummation of the Ilion IPO by February 28, 2002. For a complete description of the terms of the Merger with Ilion and the related Bridge Financing see LTC's Form 10-KSB for the year ended December 31, 2000. If the closing conditions are not met by February 28, 2002 either LTC or Ilion may terminate the Merger Agreement provided that the terminating party has not prevented the consummation of the Merger by a breach of the Merger Agreement by such party.

As Ilion has not yet filed a registration statement for the Ilion IPO, it is unlikely that Ilion will be able to consummate the Ilion IPO by February 28, 2002. LTC's management is engaged in contingency planning since it is unlikely that the Ilion IPO and Merger will occur by February 28, 2002. LTC is seeking alternative sources of capital financing as well as seeking potential technology partners and customers interested in LTC's large batteries. In order to consummate any new financing management believes the transaction with Ilion needs to be restructured.

LTC has engaged Colebrooke Capital, Inc. ("Colebrooke") of New York City to assist in the strategic repositioning of LTC, including a reorientation of the relationship with Ilion. Colebrooke is assisting LTC in seeking new sources of capital financing, exploring strategic technology partnership scenarios and closing customer opportunities involving specific product needs addressable by LTC's large stacked cell batteries as part of LTC management's contingency planning. If LTC is unable to restructure the transaction with Ilion and complete a new transaction, it may be forced to suspend operations and possibly liquidate, auction its assets, or file for bankruptcy.

Pursuant to the terms of a Bridge Loan Financing Agreement entered into as of November 29, 1999 (the "Bridge Loan"), Ilion has agreed to advance working capital to LTC. At September 30, 2001, Ilion held $4,906,000 of convertible notes convertible into 49,060,000 shares of Common Stock at a conversion price of at $.10 (which are only convertible in the event of a default or if the Merger does not close by February 28, 2002), which would represent approximately 49% of LTC's outstanding Common Stock upon conversion. Additional notes may be issued by LTC to Ilion under the Bridge Loan convertible into shares of Common Stock at a conversion price of $.10 per share and LTC may issue to Ilion warrants to purchase 7,500,000 shares of LTC Common Stock exercisable at $0.15 per share. The percentage ownership of LTC that Ilion will own will depend on the amount of funds advanced by Ilion to LTC.

Ilion has established joint venture manufacturing and distribution relationships with selected partners around the world. The first such joint venture, with Eldor Corporation of Italy, regarding manufacturing and distribution of lithium-ion batteries for portable electronics applications worldwide, was signed in August 2000. In November 2000, Ilion entered into a joint venture agreement with Powercell Corporation. Pursuant to the agreement, Ilion and Powercell formed Proteus Power LLC, which is owned 75% by Ilion and 25% by Powercell, to develop and manufacture lithium-ion based energy storage devices for (1) the management and enhancement of electricity reliability and power quality (excluding devices under 50 kW), (2) the electric vehicle market (excluding HEVs) and (3) the renewable energy market, which includes wind and solar energy. LTC has provided technology support to Ilion in large footprint cell structures, large battery assemblies and manufacturing process automation and scale-up for all applications.

With Ilion's approval, LTC has accepted certain external subcontract work for several companies involving rapid prototyping and integration of lithium-ion cells and batteries for various stationary and mobile applications. These external initiatives, leveraging LTC's know-how, are expected to continue and increase with the result of providing revenues to LTC. No revenues were received from such subcontract work during the quarter ended September 30, 2001.

              LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

LTC has financed its operations since inception with convertible debt and private placements of common stock and has raised approximately $19.3 million, including $4,906,000 from Ilion as of September 30, 2001.

LTC has been unprofitable since inception, expects to incur substantial operating losses over the next few years and needs significant additional financing to continue the development and commercialization of its technology. LTC does not expect to generate any significant revenues from operations during the fiscal year ending December 31, 2000.

At September 30, 2001, LTC had cash and cash equivalent of $65,000, fixed assets of $270,000 and other assets of $21,000. LTC's total liabilities were $5,423,000 consisting of accounts payable, accrued salaries, a note payable totaling $517,000 and convertible promissory notes payable to Ilion in the amount of $4,906,000. LTC had a working capital deficit of $452,000 on September 30, 2001.

LTC's cash and cash equivalents increased by approximately $13,000 from December 31, 2000 to September 30, 2001. The cash increase is attributable primarily to slower payments made to vendors.

LTC's stockholders' deficiency was $5,067,000 at September 30, 2001, after giving effect to an accumulated deficit of $52,750,000 which consisted of $45,885,000 accumulated deficit during the development stage from July 21, 1989 through September 30, 2001 and $6,865,000 accumulated deficit from prior periods. LTC expects to incur substantial operating losses as it continues its commercialization efforts.

Pursuant to the terms of a Bridge Loan, Ilion has agreed to advance working capital to LTC until the closing of the Merger. Ilion has advanced a total of $4,906,000 through September 30, 2001. Ilion has agreed to advance to LTC ongoing funds required by LTC for ongoing employee, operating and administrative expenses excluding capital expenses.

Management has been depending on the Bridge Loan Agreement funding from Ilion to meet LTC's obligations. In 2001, Ilion reduced the amount of funding it has been providing to LTC on a monthly basis. Ilion has indicated that it has reduced its operating expenses throughout Ilion and indicated in March 2001 that it intended to fund LTC at $100,000 per month under the Bridge Loan Agreement. Ilion and LTC subsequently entered into discussions regarding funds required by LTC to meet its operating expenses and in April 2001 Ilion agreed to support an LTC monthly operating budget of $150,000 and subject to Ilion's review and reconciliation of LTC's past due payables, agreed to effect payment of LTC's outstanding payables over a three month period. During July, August and September 2001, Ilion provided $104,000, $196,000 and $133,000, to LTC, respectively, or a total of $433,000 for such three month period. No additional funds were provided to LTC by Ilion during such time and at September 30, 2001, LTC had outstanding accounts payable of $236,000.

As a result of the reduction in the amount of funding provided by Ilion to LTC from the original funding level of approximately $250,000 per month to the current level, LTC has been forced to curtail its operations, reduce the number of employees, take other measures to reduce its operating and administrative expenses and seek alternative sources of funding as described herein.

LTC does not currently have sufficient cash to meet all of its operating needs, pay its outstanding payables or to achieve all its development and production objectives. There can be no assurance that funding will continue to be provided by Ilion or a new financing source in the amounts necessary to meet all of LTC's obligations. If LTC does not obtain the needed working capital from either Ilion or a new financing source, LTC will assess all available alternatives including the suspension of operations and possibly liquidation, auction of its assets, bankruptcy, or other measures.

                              RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001

LTC had $12,000 in revenues from commercial operations for the nine months ended September 30, 2001 and no revenues in 2000. Engineering, research and development expenses were $850,000 for the nine months ended September 30, 2001 compared to $1,165,000 for the nine months ended September 30, 2000. The decrease of $315,000 was due primarily to decreased salaries and benefits due to a decrease in the number of technical personnel and a decrease in lab supplies and other materials.

General and administrative expenses were $646,000 for the nine months ended September 30, 2001 compared to $1,529,000 for the nine months ended September 30, 2000. The decrease of $883,000 was due primarily to a decrease in salary and benefits due to a decrease in the number of administrative personnel and related expenses and decreased legal, accounting and other administrative expenses.

Interest expense net of interest income for the nine months ended September 30, 2001 was $7,000 with interest income of $4,000 compared to $11,000 of interest income with no interest expense for the nine months ended September 30, 2000. The decrease in interest expense from the comparable periods is attributable to a decrease in interest on notes payable.

THREE MONTHS ENDED SEPTEMBER 30, 2000

LTC had $5,000 in revenues from commercial operations for the three months ended September 30, 2001 and no revenues for 2000. Engineering, research and development expenses were $223,000 for the three months ended September 30, 2001 compared to $338,000 for the three months ended September 30, 2000. The decrease of $115,000 was due primarily to decreased personnel and related expenses and a decrease in lab supplies and other materials.

General and administrative expenses were $164,000 for the three months ended September 30, 2001 compared to $366,000 for the three months ended September 30, 2000. The decrease of $202,000 was due primarily to decreased personnel and related expenses and a decrease in legal, accounting and other administrative expenses.

                              SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Statements contained in this report that are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those stated in the forward-looking statements. Factors that could cause actual results to differ materially include, among others: general economic conditions, changes in laws and government regulations, fluctuations in demand for LTC's products, LTC's ability to consummate the merger with Ilion of other strategic partners, technology development problems, and LTC's ability to successfully finance future plant and equipment plans, as well as its current ongoing operations.

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

November 19, 2001             LITHIUM TECHNOLOGY CORPORATION



                              By:   /s/ David J. Cade
                                  ---------------------------------------------
                                    David J. Cade, Chairman and Chief Executive
                                    Officer (Chief Executive Officer and Acting
                                    Principal Financial Officer)