Form 10KSB
period 2001-12-31
LITHIUM TECHNOLOGY CORP
filed 2002-03-28
CIK 804154

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                  (MARK ONE)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $22,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

Approximately $9,622,351 as of March 1, 2002. The aggregate market value was based upon the mean between the closing bid and asked price for the common stock as quoted by the NASD OTC Electronic Bulletin Board.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 22, 2002, 64,303,305 shares of common stock.

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

Transitional Small Business Disclosure Format (check one): Yes [ ]      No [X]

                                TABLE OF CONTENTS

                                                                                                                         PAGE
                                                                                                                         ----
PART I

Item 1.     Description of Business................................................................................         4
Item 2.     Description of Property................................................................................        14
Item 3.     Legal Proceedings......................................................................................        14
Item 4.     Submission of Matters to a Vote of Security Holders....................................................        14

PART II

Item 5.     Market for LTC's Common Equity and Related Stockholder Matters.........................................        15
Item 6.     Management's Discussion and Analysis or Plan of Operation..............................................        16
Item 7.     Financial Statements...................................................................................        17
Item 8.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...................................................................................        17

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act......................................................        18
Item 10.    Executive Compensation.................................................................................        20
Item 11.    Security Ownership of Certain Beneficial Owners and Management.........................................        24
Item 12.    Certain Relationships and Related Transactions.........................................................        25
Item 13.    Exhibits and Reports on Form 8K........................................................................        26

FINANCIAL STATEMENTS...............................................................................................       F-1

                                     PART I

SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the successful commercialization of our batteries, future demand for our products, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, our ability to consummate the share exchange and financing described herein and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

ITEM 1.  DESCRIPTION OF BUSINESS

                        OVERVIEW AND RECENT DEVELOPMENTS

GENERAL

We are a pre-production stage company in the process of commercializing unique, solid-state, lithium-ion and lithium polymer rechargeable batteries. We are engaged in technology development activities and pilot line manufacturing operations to further advance this battery technology and we hold various patents relating to such batteries.

We have worked closely with selected portable electronics Original Equipment Manufacturers ("OEMs") in the past, exploring various notebook, computer, PDA and wireless handset applications. Over the past few years we have refocused our unique large footprint cell technology and market activities to concentrate on large, high rate battery applications including advanced automotive batteries for 42-volt systems, Hybrid Electric Vehicles (HEVs) and energy storage devices for the distributed power/renewable energy market. In September 2000, we completed our first working prototype lithium-ion HEV battery, complete with battery management and control electronics. A second generation prototype HEV battery, designed to meet the specifications of an existing HEV, was completed in January 2001. We are currently working on a prototype 42-volt automotive battery which we expect to deliver to a European auto manufacturer in the second quarter of 2002. We have not yet delivered a prototype HEV, 42-volt or stationary power battery for testing by a third party.

We are a Delaware corporation that was incorporated on December 28, 1995 under the laws of the State of Delaware. Our predecessor - Lithium Technology Corporation (a Nevada corporation previously named Hope Technologies, Inc.) - merged with and into us in a reincorporation merger that became effective on February 8, 1996. We have one wholly-owned subsidiary, Lithion Corporation.

Our executive office is located at 5115 Campus Drive, Plymouth Meeting, Pennsylvania 19462 and our telephone number is (610) 940-6090. Information contained on our web site (www.lithiumtech.com) does not constitute part of this Report.

PENDING TRANSACTION WITH GAIA

In December 2001 we entered into a non-binding letter of intent (the "LOI") with the German lithium polymer battery company GAIA Akkumulatorenwerke GmbH, headquartered in Nordhausen/Thuringia, Germany ("GAIA") and Arch Hill Capital N.V. of the Netherlands ("Arch Hill"), the sole stockholder of GAIA. The LOI contemplates a potential share exchange between us and GAIA (the "GAIA Share Exchange") whereby we would acquire an equity interest in GAIA in exchange for the issuance to Arch Hill of an equity interest in us. If we consummate the GAIA Share Exchange we anticipate that we would enter into a strategic alliance agreement with GAIA and operate the two companies as a single entity with two operating locations - at Plymouth Meeting, Pennsylvania and at Nordhausen, Germany.

We have agreed in the LOI to use our best efforts to consummate the GAIA Share Exchange by May 31, 2002. We have not entered into any definitive agreements relating to the GAIA Share Exchange as of the date of this Report and no assurance can be given that the GAIA Share Exchange will be consummated as described herein or at all.

In order to have sufficient capital resources for our development, production, operating and administrative needs and in order to implement the new strategy of combining our operations with GAIA we will need to raise at least $6,000,000 in a new equity financing (the "New Financing"). We expect that the New Financing will be a condition precedent to the GAIA Share Exchange. If we raise $6,000,000 in the New Financing we believe that we would have sufficient funds to meet our needs until approximately June 2003. We believe that a second financing transaction will be necessary during the twelve months after the completion of the GAIA Share Exchange, if such transaction is consummated, in order to fully implement our new business plan.

We have not entered into any definitive agreements relating to the New Financing as of the date of this Report and no assurance can be given that the New Financing will be consummated.

BRIDGE FINANCING BY ARCH HILL

Pursuant to the terms of a bridge loan entered into as of January 8, 2002, as amended on March 22, 2002, Arch Hill has agreed to advance working capital to us until the earlier of the closing of the New Financing and May 31, 2002. Notes issued to Arch Hill under the bridge financing agreement are convertible, at any time prior to repayment of the Notes, into our common stock at $.08 per share. Arch Hill has advanced a total of $1,042,025 through March 22, 2002 convertible into 13,025,312 shares of our common stock. With respect to the shares issuable upon conversion of the bridge notes, we granted certain demand and piggy back registration rights commencing May 1, 2002.

TERMINATION OF MERGER WITH ILION

On December 31, 2001, we entered into a Termination Agreement with Ilion Technology Corporation ("Ilion") which was closed on January 8, 2002 when all closing conditions were met (the "Termination Agreement"). Pursuant to the Termination

Agreement, the existing Merger Agreement between us and Ilion, dated January 19, 2000, as amended from time to time, and all other agreements between us and Ilion, were terminated.

Pursuant to our Merger Agreement with Ilion, which had a termination date of February 28, 2002, we had proposed to merge our lithium battery business with Ilion's. That merger was contingent on an initial public offering by Ilion, which did not occur.

Under the provisions of the Termination Agreement, all rights and obligations of Ilion and us under the Merger Agreement, the related bridge financing agreement in effect since October 1999, and all other agreements between us and Ilion, were terminated. In connection with the Termination Agreement, Ilion sold to Arch Hill $3,949,000 of our notes originally held by Ilion and the remaining $1,300,000 of our notes held by Ilion were converted into 13,000,000 restricted shares of our common stock (the "Ilion Conversion Shares").

The Termination Agreement provides that after the termination closing and from time to time as requested by Ilion, we will take all appropriate actions to nominate one person designated by Ilion to our Board of Directors provided that Ilion (i) is the beneficial owner of at least 1% of our common stock then outstanding during the two year period after the termination closing or (ii) is the beneficial owner of at least 5% of our common stock then outstanding at any time after the termination closing.

As a condition to the Termination Agreement, the existing Warrant Agreement between us and Ilion, dated as of January 19, 2000 (the "Warrant Agreement"), relating to 7,500,000 shares of our common stock was amended (the "Warrant Amendment") to increase the number of shares of our common stock subject to the Warrant Agreement to 12,500,000 all exercisable at $.15 per share (the "Warrant Shares") and to extend the termination date of the Warrants to January 10, 2004. The Warrants are exercisable from the date of issuance.

The Termination Agreement also provides that if after the closing of the New Financing and the GAIA Share Exchange the Ilion Conversion Shares and the Warrant Shares do not equal at least 9% of our capital stock on a fully diluted basis, then we will issue to Ilion warrants to purchase our common stock (the "New Warrant Shares") having the same terms as the Warrant and Warrant Amendment so that the Ilion Conversion Shares, the Warrant Shares and the new Warrant Shares equal 9% of our capital stock on a fully diluted basis immediately after the GAIA Share Exchange.

As a condition to the Termination Agreement, we entered into cross licensing agreements with Ilion whereby worldwide, non-exclusive, royalty free, perpetual licenses were granted by each to the other with respect to certain specified technology. The license from us to Ilion covers all product designs, processing techniques and knowledge known to "those skilled in the art" whether or not patented or patentable which we owned or possessed on December 31, 2001 and have communicated to Ilion or was developed by us pursuant to the LTC-Ilion Merger Agreement, solely as the foregoing relates to the materials, design and architecture of lithium-ion/lithium-ion polymer batteries and excluding any of the foregoing as it relates to lithium metal polymer batteries and excluding any improvements to the technology after December 31, 2001. The license from Ilion to us covers all product designs, processing techniques and knowledge known to "those skilled in the art" whether or not patented or patentable which Ilion owned or possessed on December 31, 2001 and has communicated to us or was developed by us pursuant to the LTC-Ilion Merger Agreement, solely as the foregoing relates to the materials, design and architecture of lithium-ion /lithium-ion polymer batteries and excluding any improvements to the technology after December 31, 2001.

As part of the licensing arrangement we agreed not to duplicate Ilion's High Power Device product or design or any other aspect of the high power device system that can be protected by patent or may not be determined by outside analysis and agreed to not enter the power conditioning reliability market for a period of two years after Proteus Power LLC (or its successor) ("Proteus") enters commercial production or December 31, 2004, whichever is earlier. Subject to the foregoing, we have the right to use known conventional construction designs which exist in the commercial marketplace outside of Ilion-Proteus.

With respect to the Ilion Conversion Shares, the Warrant Shares and the shares issuable upon conversion of the Ilion Notes and the Arch Bridge Notes, we granted certain demand and piggy back registration rights commencing May 1, 2002.

As a further condition to the Termination Agreement on December 31, 2001, we entered into a Note Purchase and Sale Agreement with Ilion and Arch Hill (the "Note Purchase and Sale Agreement") which was closed on January 8, 2002 when all closing conditions were met. Under the terms of the Note Purchase and Sale Agreement, Arch Hill acquired from Ilion $3,949,000 principal amount of our promissory notes held by Ilion (the "Ilion Notes"), convertible at $0.10 per share into 39,490,000 shares of our Common Stock. The Ilion Notes were previously issued by us to Ilion in connection with the LTC-Ilion Merger Agreement and related bridge financing agreement.

                     DEVELOPMENT AND COMMERCIALIZATION PLAN

During our development phase, we have adapted proven industrial manufacturing processes to produce rechargeable flat lithium cells. In parallel, by using our coating and laminating capabilities and operations we have developed processes for manufacturing large footprint lithium-ion and lithium polymer cells. In recent years, we combined these techniques with proprietary design, packaging and assembly techniques to produce large battery assemblies in response to a growing interest by automobile manufacturers for 42-volt automotive and HEV batteries.

HEVs are vehicles that combine a small internal combustion engine with an electric motor powered by an on-board battery. HEVs have or are expected to have battery systems ranging from 144-288 volts (compared to today's standard 12-volt car battery), which power the car part of the time in tandem with a smaller gas engine. The result is a "half electric" vehicle which increases the gas mileage of comparable conventional vehicles thereby reducing emissions. Innovative transmission systems assure a smooth blending of the two power sources. The gas engine powers the vehicle while cruising on level roads and charges the on-board battery which provides the extra power needed for acceleration and climbing hills.

There are incentives for automakers to develop -- and for consumers to buy -- HEVs. The 2003 Department of Energy budget includes a tax credit of up to $4,000 towards the purchase of an HEV. With the success of HEVs introduced to date and increasing demands for more "on board" power, there is growing interest on the part of automakers to apply advanced battery technology to a variety of automotive applications.

In addition to the development of HEVs, there has been movement towards a 42-volt battery system. The 12-volt electrical system, which has been around for 45 years, cannot accommodate all the new electronics available for today's cars. In the mid 1990's carmakers in the U.S., Japan and Europe began looking at tripling the on-board battery power to 36 volts, which increases to 42 volts when the car is operating. The 42-volt systems is expected to provide multiple advantages -- better fuel efficiency, reduced emissions and more consumer benefits by enabling an expanded array of on-board electronics and comforts, some of which operate when the vehicle is not in use.

The 42-volt systems involve some redesign and modification of the electrical system and its components (particularly lights) although some manufacturers are initially planning to use a 12-volt battery along with the 42-volt battery until the older system can be phased out. Japanese 42-volt systems are anticipated in the marketplace in 2003, while European manufacturers are aiming at 2004-2005 for the introduction. The intention of U.S. auto manufacturers regarding 42-volt systems is less clear.


We believe that we have the capability to design batteries for a wide array of applications - such as those requiring high rates or high capacity as well as high or low temperatures. Since 1983, we have evaluated a wide array of lithium-ion cell designs covering a broad spectrum of applications. These evaluations have involved coating a wide variety of electrode materials - including those for lithium-ion liquid, lithium metal and lithium polymer chemistries - onto a variety of substrates, including solid foils, expanded metal grids and fiber webs. In addition, certain manufacturing steps were adapted to our pilot line over the last six years to accommodate these new techniques. These factors have allowed us the flexibility to match the battery design to the application. In recent years, we have extended our experience to the assembly of full batteries complete with battery management and control systems.

We believe that we are now in a position to begin to use our technology to provide large prototype batteries for the 42-volt automotive and HEV battery markets and for other large battery applications such as renewable power, including solar electric systems and uninterruptible power systems.

                               TECHNOLOGY OVERVIEW

Our rechargeable lithium battery technology base dates back to 1983 when our company was known as Hope Technologies. After a restructuring in 1994, our company was re-started and we took our present name. We have engaged in high-yield pilot line operations since 1996. In 1997 we began focusing on unique large footprint flat cells and large battery assemblies comprised of stacked cells and control circuitry. We have built an HEV prototype battery which was designed to meet the specifications of an existing HEV.

Our lithium-ion and lithium polymer batteries are comprised of thin, laminated cells or bicells. Our proprietary technology includes critical composition, process, and packaging aspects of the battery.

We have experience with a wide variety of lithium battery systems and constructions, which we believe will enable us to develop creative product solutions to meet customer requirements. Our technology experience includes the following:

-    Cell Type
     -    Lithium metal
     -    Lithium-ion polymer
     -    Lithium-ion liquid

-    Chemistries
     -    Anodes:
          Lithium metal alloy, carbon/graphite, lithium titanate
     -    Cathodes:
          Cobalt, manganese spinel and layered oxides, nickel cobalt, vanadium oxide
     -    Separators:
          Various polymers (including mixtures), Celgard
     - Electrolytes: Common commercial and some proprietary systems based on many different solvents and salts

-    Cell Constructions
     -    Electrode pairs
     -    Bicells
     -    Bipolars

-    Substrates
     -    Carbon web
     -    Metal non-wovens
     -    Polymer non-wovens
     -    Metal foil collectors
     -    Metal grid collectors
     -    Release carriers

-    Assemblies
     -    Flat prismatic multi-cell stacks
     -    Folded prismatic multi-cell stacks
     -    Full assemblies of cells into batteries
     -    Battery management and control systems

-    Applications (50 mWhr - 100 kWhr)
     -    Small metal primaries (1/2"x -3/4")
     -    Cell phone (1"x3")
     -    Laptop (side-by-side 4"x8" cells)
     -    HEV (stacked 7"x10" cells)
     -    Stationary Power (12"x12" stacks)

-    Performance
     -    High capacity: 200+ Whr/kg, 250+Whr/1
     -    High power: 30C
     -    Capacity retention: 90% @1000 cycles
     -    Broad temperature range


We also have experience in cell and battery manufacturing processes. Our coating and lamination know-how enables us to achieve uniformity and consistency via a range of application techniques. We have the ability to handle large footprint cells and assemble cells into large battery stacks. In addition, we are familiar with many coating, lamination, assembly, packaging, and formation equipment suites which can be scaled up for large volume operations.

We had no revenues from commercial operations for the year ended December 31, 2001. Revenues from development contracts were $22,000 for the year ended December 31, 2001.


                              INTELLECTUAL PROPERTY

We hold twenty-six issued U.S. patents and have three pending patent applications on our technology. We also have other proprietary knowledge that is in the patent disclosure stage or that we protect as trade secrets. Our early patents relate to materials and construction for lightweight solid-state rechargeable batteries. The later patents and applications relate to improvements to the technology contained in the first patent or to other key aspects of rechargeable lithium battery technology.

The earliest of our patents expires 2005. There is no current or, to our knowledge, threatened litigation on our patents. The following table sets forth the U.S. patents that we currently hold:

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

             6,080,267            Method for Electroconductive Fastening of
                                  Carbon Fiber Current Collectors and Terminals for Electrochemical Devices

             6,080,511            Composite Polymer Electrolytes for Alkali
                                  Metal Electrochemical Devices which Contain a
                                  Glass Fiber Net

             6,134,773            Method for Automatic Mass Production of
                                  Electrochemical Cells

             6,143,445            Composite Electrodes Containing Chopped
                                  Conductive Fibers

             6,232,019B1          Gel Electrolyte for Electrochromic and
                                  Electrochemical Devices

             6,251,540B           Composite Electrodes Containing Metalized
                                  Glass or Ceramic Collectors.


With respect to licensing relationships, we have: (i) entered into a cross-license with Valence Technology Corporation with respect to rights relating to U.S. Patent No. 4,997,732 held by Valence (Battery in a Vacuum Sealed Enveloping Material and Process for Making the Same) and rights relating to U.S. Patent No. 5,057,385 held by us (Battery Packaging Construction); (ii) granted certain license/distributorship option rights pursuant to a Japanese consortium technology development agreement entered into in 1996, and (iii) entered into a cross licensing agreement with Ilion (See "Overview and Recent Developments--Termination of Merger with Ilion").

                                   COMPETITION


Competition in the rechargeable battery industry is intense. In our target market of automotive and stationary battery applications, the principal competitive technologies currently fielded are lead acid and nickel metal hydride. We believe that lithium-ion and lithium polymer batteries will enter this segment of the rechargeable battery market in the near future. The rechargeable battery industry consists of major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. Our primary competitors who have announced availability of either lithium-ion or lithium polymer based rechargeable battery products for this market include Shin-Kobe Electric Machinery, GS Battery of Japan, SAFT of France and Delphi of the U.S., among others.

We believe that we have technological advantages that will enable us to compete in this market.

We are able to construct large flat cells which have form factor and performance benefits over a broad set of operating conditions. We believe this technology is advantageous in constructing large automotive and stationary power batteries.

The construction of large batteries for automotive and stationary power applications requires customized, tailored solutions for each application by each OEM. By working with selected OEMs on specific product requirements, we believe that we will be able to utilize our battery know-how and expertise and successfully compete with other players in penetrating the automotive and stationary power market segments.

                                  RAW MATERIALS

Certain materials used in our products are available only from a limited number of sources. The industry currently has sufficient capacity to meet our needs. However, there can be no assurances that sources and the currently adequate supply of raw materials will continue.

                            EQUIPMENT AND FACILITIES

We have outfitted a modern research and development facility in Plymouth Meeting, Pennsylvania, with appropriate equipment and instrumentation. At 12,400 square feet, this facility has sufficient space to meet our near-term needs. In January 2000 we received a semiautomatic cell packaging and filling machine. Together with the coating equipment and lamination equipment previously installed, these pieces of equipment are critical to our ability to produce pilot quantities of batteries and to specify expansion and upgrading of continuous flow manufacture.

                            RESEARCH AND DEVELOPMENT

We devote substantial resources to technology development activities related to the development of our battery products. During the fiscal years ended December 31, 2001 and 2000, we spent approximately $1,060,000 and $1,515,000 respectively, on research and development activities. We expect that product development expenses will increase significantly as we continue to advance our battery technology and develop products for commercial applications.

                                    EMPLOYEES

Our management team and technical staff has expertise in technology, commercialization, process development, battery engineering, electrochemistry international marketing, fund-raising and strategic alliance development. As of March 15, 2002, we had a total of ten full-time and four part-time employees.

             GOVERNMENT REGULATION, SAFETY, ENVIRONMENTAL COMPLIANCE

As with any battery, our lithium-ion batteries can short when not handled properly. Due to the high energy and power density of lithium-ion batteries, a short can cause rapid heat buildup. Under extreme circumstances, this could conceivably cause a fire. This is most likely to occur during the formation and/or testing phase of our process. We incorporate safety procedures in our battery testing lab to minimize safety risks, although there can be no assurance that an accident in any part of our facilities where charged batteries are handled will not occur. Any such accident could require an internal investigation by our technical staff, causing delays in further development and manufacturing of our products, which could adversely affect our operations and financial condition.

Our manufacturing process incorporates the use of solvents, some of which are flammable and/or toxic in high concentrations. Our manufacturing process also incorporates pulverized solids, which can be toxic to employees when allowed to become airborne one year in high concentrations. We have incorporated safety controls and procedures into our pilot line manufacturing processes designed to maximize the safety of our employees and neighbors. Any related incident, including fire or personnel exposure to toxic substances, could result in significant production delays or claims from damages resulting from injuries, which could adversely affect our operations and financial condition.

Prior to commercial production of our batteries, we will seek to obtain approval of our products by one or more of the organizations engaged in product safety, such as Underwriters' Laboratories. Such approvals could require significant time and resources from our technical staff and, if redesign were necessary, result in a delay in the commercialization of our products.

Current manufacturers of small lithium-ion batteries are not subject to the requirements of the U.S. Department of Transportation (USDOT) regulations. In addition, current lithium-ion batteries are considered to be non-dangerous by the International Civil Aviation Organization (ICOA), the International Air Transport Association (IATA), and the International Maritime Dangerous Goods
(IMDG) regulations. However, due to the size of our prototype HEV batteries and the lack of regulatory information currently published for such large batteries, a permit may be required to transport our lithium batteries from our manufacturing facility. Although similar batteries with other chemistries are routinely shipped from manufacturing facilities to all parts of the world, and although we believe that our batteries will be exempted from transport regulations based upon current transport regulations, no assurance can be given at this time that we will not encounter any difficulties in complying with ever-changing USDOT, ICOA, IATA, and IMDG regulations.

All materials used by us must be registered in accordance with the U.S. Toxic Substance Control Act (TSCA) before they can be imported for use in full-scale manufacturing operations. Although the raw material manufacturer is responsible for obtaining TSCA registration for any products that it ships to the U.S., the time required for suppliers to obtain TSCA registration could result in a delay in the commercialization of our products.

As with all employers in the U.S., we must comply with U.S. Occupational and Safety Administration (OSHA) regulations designed for the protection of every U.S. employee while at the workplace. Similarly, as an employer in the State of Pennsylvania, we must comply with U.S. Environmental Protection Agency (USEPA) and Pennsylvania Department of Environmental Protection Agency (PADEP) regulations designed to protect the environment from contaminants that can be discharged from manufacturing facilities. No assurance can be given that we will not encounter any difficulties in complying with OSHA, USEPA, and PADEP regulations.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease a 12,400 square foot research facility and corporate headquarters in a free-standing building at 5115 Campus Drive in Plymouth Meeting, Pennsylvania pursuant to a Lease Agreement with PMP Whitemarsh Associates dated July 22, 1994 and amended on March 7, 2001.

We are currently leasing the facility under a two year lease extension that commenced on April 1, 2001 and ends on March 31, 2003. The annual rent under the lease during the two year extension is approximately $134,000 and $136,000 in years one and two, respectively.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded in the over-the-counter market, and "bid" and "asked" prices in the common stock are quoted on the NASD OTC Electronic Bulletin Board under the symbol "LITH". The following table sets forth certain information with respect to the high and low bid prices for our common stock as of the close of each of the four calendar quarters of 2001 and 2000. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                         Bid Prices for Common Stock
                                         ---------------------------

2001                                    High                      Low
----                                    ----                      ---
Fourth Quarter                         0.2550                    0.0460
Third Quarter                          0.1250                    0.0500
Second Quarter                         0.2200                    0.1150
First Quarter                          0.3200                    0.1250

2000
----

Fourth Quarter                         0.5700                    0.1750
Third Quarter                          0.7500                    0.3800
Second Quarter                         1.3100                    0.4950
First Quarter                          2.6250                    0.2500

On March 15, 2002, the last sale price quoted on the LTC Bulletin Board was $0.185. As of March 15, 2002, there were approximately 845 holders of record of our common stock.

We have never paid cash dividends on our common stock and do not presently anticipate paying cash dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for use in our business for an indefinite period. Payments of dividends in the future, if any, will depend on, among other things, our ability to generate earnings, our need for capital, and our financial condition. Additionally, our ability to pay dividends is limited by applicable state law. Declaration of dividends in the future will remain within the discretion of our Board of Directors which will review the dividend policy from time to time.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

                          GENERAL AND PLAN OF OPERATION

We are a pre-production stage company in the process of commercializing unique, solid-state, lithium-ion and lithium polymer rechargeable batteries. We are engaged in technology development activities and pilot line manufacturing operations to further advance this battery technology and we hold various patents relating to such batteries.

We have worked closely with selected portable electronics OEMs in the past, exploring various notebook computer, PDA and wireless handset applications. Over the past few years we have refocused our large footprint cell technology and market activities to concentrate on large, high rate battery applications including advanced automotive batteries for 42-volt systems, HEVs and energy storage devices for the distributed power/renewable energy market. In September 2000, we completed our first working prototype lithium-ion HEV battery, complete with battery management and control electronics. A second generation prototype HEV battery, designed to meet the specifications of an existing HEV, was completed in January 2001. We are currently working on a prototype 42-volt automotive battery which we expect to deliver to a European auto manufacturer in the second quarter of 2002. We have not yet delivered a prototype HEV, 42-volt or stationary power battery for testing by a third party.

In December 2001 we entered into a non-binding LOI with GAIA and Arch Hill, the sole stockholder of GAIA. The LOI contemplates a potential share exchange between us and GAIA whereby we would acquire an equity interest in GAIA in exchange for the issuance to Arch Hill of an equity interest in us. If we consummate the GAIA Share Exchange we anticipate that we would enter into as strategic alliance agreement with GAIA and operate the two companies as a single entity with two operating locations - at Plymouth Meeting, Pennsylvania and at Nordhausen, Germany.

We have agreed in the LOI to use our best efforts to consummate the GAIA Share Exchange by May 31, 2002. We have not entered into any definitive agreements relating to the GAIA Share Exchange as of the date of this Report and no assurance can be given that the GAIA Share Exchange will be consummated as described herein or at all.

In January 2002 as amended on March 22, 2002, we entered into a bridge loan with Arch Hill pursuant to which Arch Hill has agreed to advance working capital to us until the earlier of the closing of the New Financing and May 31, 2002.

For a further description of the GAIA Share Exchange, the bridge financing with Arch Hill and the termination of the Merger Agreement with Ilion see "Business Overview and Recent Developments" above in Item 1.

We have been unprofitable since inception, expect to incur substantial additional operating losses over the next few years and need significant additional financing to continue the development and commercialization of our technology. We do not expect to generate revenues from commercial operations during the year ended December 31, 2002.

              LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

We have financed our operations since inception with convertible debt and private placements of common stock and have raised approximately $19.8 million, including $5,249,000 from Ilion as of December 31, 2001.

At December 31, 2001, we had cash and cash equivalents of $60,000, fixed assets of $235,000 and other assets of $31,000. Our total liabilities were $5,905,000 consisting of accounts payable, accrued salaries, accrued expenses and a convertible promissory note to Arch Hill in the amount of $656,000 and convertible promissory notes held by Ilion in the amounts of $5,249,000. We had a working capital deficit of $586,000 on December 31, 2001 as compared to a working capital deficit of $485,000 on December 31, 2000. The increase in the working capital deficit is primarily attributable to the $80,000 convertible note payable to Arch Hill.

Our cash and cash equivalents increased by approximately $8,000 from December 31, 2000 to December 31, 2001. The cash increase is attributable primarily to a decrease in financing from Ilion offset by reduced engineering, research and development and general and administrative expenses.

Our stockholders' deficiency was $5,579,000 at December 31, 2001, after giving effect to an accumulated deficit of $53,811,000 which consisted of $46,946,000 accumulated deficit during the development stage from July 21, 1989 through December 31, 2001 and $6,865,000 accumulated deficit from prior periods. We expect to incur substantial operating losses as we continue our commercialization efforts.

We do not currently have sufficient cash to achieve all of our development and production objectives. In order to have sufficient capital resources for our development, production, operating and administrative needs and in order to implement the new strategy of combining our operations with GAIA we will need to raise at least $6,000,000 in a new equity financing. We expect that the New Financing will be a condition precedent to the GAIA Share Exchange. If we raise $6,000,000 in the New Financing we believe that we would have sufficient funds to meet our needs until approximately June 2003. We believe that a second financing transaction will be necessary during the twelve months after the completion of the GAIA Share Exchange, if such transaction is consummated, in order to fully implement our new business plan.

We have not entered into any definitive agreements relating to the New Financing as of the date of this Report.

Pursuant to the terms of a bridge loan entered into as of January 8, 2002 as amended on March 20, 2002, Arch Hill has agreed to advance working capital to us until the earlier of the closing of the New Financing and May 31, 2002. Arch Hill has advanced a total of $1,042,025 through March 22, 2002 convertible at $.08 per share into 13,025,312 shares of our common stock. We believe that provided Arch Hill advances the needed working capital to us until we will have sufficient capital resources to meet our needs and satisfy our obligations through May 31, 2002.

There can be no assurance that funding will continue to be provided by Arch Hill in the amounts necessary to meet all of our obligations until the closing of the New Financing or that we will be able to consummate the New Financing. If the New Financing is not consummated, we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

                              RESULTS OF OPERATIONS

We had no revenues from commercial operations for the years ended December 31, 2001 and 2000. Revenues from development contracts were $22,000 for the year ended December 31, 2001.

Engineering, research and development expenses were $1,060,000 for the year ended December 31, 2001 compared to $1,515,000 in 2000. The decrease of $455,000 was due primarily to decreased lab supplies and salaries.

General and administrative expenses were $954,000 for the year ended December 31, 2001 compared to $1,957,000 in 2000. The decrease of $1,003,000 was due to decreased legal, accounting and other expenses and reduced salaries and related payroll expenses.

Stock based compensation expenses were $469,000 for the year ended December 31, 2001 compared to $25,000 in 2000. The $469,000 of expense for 2001 was caused by the extension in December 2001 of the expiration date of all outstanding warrants to January 2004. The $25,000 of expense for 2000 was caused by a reduction of the exercise price of stock options under the Directors Plan.

Interest expense increased to $7,000 (net of interest income of $5,000) for the year ended December 31, 2001 compared to $6,000 (net of interest income of $15,000) in 2000.

In connection with the $80,000 convertible promissory note payable to Arch Hill, $80,000 of interest expense related to the beneficial conversion feature was recognized as expense for the year ended December 31, 2001. Since the Convertible Promissory Note payable to Arch Hill is convertible at inception, the entire $80,000 of interest expense related to the beneficial conversion feature was recognized as expense for the year ended December 31, 2001.

ITEM 7.  FINANCIAL STATEMENTS

Our Financial Statements beginning on page F-1 are filed as part of this Annual Report on Form 10-KSB and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                        DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information concerning our directors and executive officers as of the date of this report:

NAME                               AGE                           POSITION
----                               ---                           --------
David J. Cade                      64          Chairman of the Board and Chief Executive Officer
Andrew J. Manning                  56          Executive Vice President, Chief Operating Officer and
                                               Chief Technical Officer
William D. Walker                  60          Vice President, Treasurer and Chief Financial Officer
Stephen F. Hope                    59          Director
Ralph D. Ketchum                   75          Director
Arif Maskatia                      52          Director
John D. McKey, Jr.                 58          Director

David J. Cade was elected our Chairman and Chief Executive Officer on November 1, 1999. Mr. Cade previously served as our President and Chief Operating Officer from May 1996 to November 1999. Mr. Cade served as our Vice President of Marketing from August 1994 to May 1996 and was elected an officer in October 1994. Mr. Cade has served as our director since August 1997. Mr. Cade has over thirty years of experience in senior business development, marketing, sales and international strategic alliances in global telecommunications systems, electronics and information technologies. From February 1988 to October 1992, Mr. Cade was Senior Vice President of Marketing and Business Development for COMSAT Systems Division in Washington D.C. and from October 1992 to April 1994, Mr. Cade was Vice President of Sales and Marketing at Interdigital Communications Corporation, a Philadelphia company that manufactures wireless telephone systems for customers worldwide. Previously, Mr. Cade held managerial positions in Washington D.C. with Martin Marietta (now Lockheed Martin), AT&T and the Department of Defense. Mr. Cade holds an MBA from Syracuse University and an undergraduate degree from the University of Illinois.

Andrew J. Manning was elected our Executive Vice President, Chief Operating Officer and Chief Technical Officer on January 22, 2002. Previously Dr. Manning served as our Executive Vice President of Operations, a position he had held since January 2001. Dr. Manning joined us in 1994 as Director of Process Development, and was Vice President of Manufacturing from October 1999 - January 2001. Dr. Manning has over 25 years of experience in process development, process engineering, and new plan design and start-up. He has held various technology management positions in thin-film industries, including Director of Manufacturing Technologies at Congoleum, and Director of Research and Engineering for Tarkett, where he was responsible for process and equipment involving coating, saturation, lamination, and substrate handling. Dr. Manning has a broad technical background, including polymers, non-woven, thermal processing and synthetic minerals. He has related experience at Celanese and Pfizer. Dr. Manning received both his Ph.D. and B.S. degrees in Chemical Engineering from Cornell University.

William D. Walker, our Treasurer and Chief Financial Officer, was elected to his present position on January 22, 2002. Previously he had served as our Chief Financial Officer from August 1994 to August 1999 and then acted in a consultant capacity to us until his reappointment as Chief Financial Officer in January 2002. Mr. Walker, a CPA, has extensive experience in public accounting and capital raising. He was a partner with Main LaFrentz & Co. and later served as Chief Financial Officer for Ecolaire, Inc., a privately held manufacturer of equipment for the electric utility industry. Mr. Walker also has owned and operated several successful small businesses that design and manufacture machinery for the paper industry. He holds a B.S. from Drexel University and an M.B.A. from Cornell University.

Stephen F. Hope has served as our director since October 1990 and was our President, Chairman of the Board and Treasurer from October 1990 through April 1994. He is a director of Lithion Corporation, our wholly-owned subsidiary. Mr. Hope was Director and the President of Hope Industries, Inc., our previously wholly-owned subsidiary, from 1985 through December 1993. He received a B.A. from Dartmouth University in 1965 and is a member of the Society of Manufacturing Engineers and the Society of Photo-Finished Engineers.

Ralph D. Ketchum has served as our director since July 1, 1994. He has been President of RDK Capital, Inc. ("RDK Capital") since January 1987. RDK Capital is a general partner of RDK Capital Limited Partnership, an investment limited partnership. Mr. Ketchum served as Chief Executive Officer and Chairman of the Board of Heintz Corporation ("Heintz"), a majority owned subsidiary of RDK Capital Limited Partnership. Mr. Ketchum was Senior Vice President and Group Executive of the Lighting Group, General Electric Company from 1980 to 1987. He also serves as a director of Metropolitan Savings Bank, Oglebay-Norton Corporation, Thomas Industries and Pacific Scientific, Inc.

Arif Maskatia has served as our director since February 23, 1999. Mr. Maskatia has over 27 years of experience in the computer industry. He presently is Vice President of the Advanced Technology & Portable Development Group for Acer Advanced Labs in San Jose, California, responsible for development of new notebook computer platforms. Prior to joining Acer, he held senior technology development positions with Zenith Data Systems and Alcatel/ITT Information Systems. Mr. Maskatia holds Bachelors and Masters degrees in electrical engineering from Cornell University.

John D. McKey, Jr. has served as our director since September 8, 1995. He has, since January 2001, been of counsel to the law firm of McCarthy, Summers, Bobko Wood, Sawyer & Terry, and, from September 1993 to January 2001, was a partner at McCarthy, Summers, Bobko & McKey, P.A. and from June 1986 to September 1993, was a partner at Kohn, Bobko, McKey & Higgins, P.A. Mr. McKey formerly served as a director of Publishing Company of North America and currently serves as a director of Pipeline Technologies, Inc.

Our directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified.

      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own, directly or indirectly, more than ten percent (10%) of the registered class of our equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file. No Forms 3, 4 and 5 relating to our common stock were filed during 2001.

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation paid by us during the three years ended on December 31, 2001 to our Chief Executive Officer. There were no other executive officers of our company, or any of our subsidiaries, who were serving as an executive officer on December 31, 2001 and received total salary and bonus in excess of $100,000 during fiscal year 2001. Accordingly, Mr. Cade is the only "Named Executive Officer".

                                                                                                        Long-Term Compensation
                                                                                                                 Awards
                                                                                                               Securities
      Name and Principal                                                                                       Underlying
           Position                          Year                         Salary                            Options/Sars(#)
           --------                          ----                         ------                            ---------------
   David J. Cade,                            2001                        $165,000                                 -0-
      Chairman and Chief                     2000                        $165,000                                 -0-
      Executive Officer                      1999                        $156,667                             165,000 (1)

(1) Mr. Cade was granted 165,000 stock options on September 27, 1999 at an exercise price of $0.26 per share.

                                     OPTIONS

The following table sets forth information with respect to the number and value of in-the-money unexercised options held by the Named Executive Officer at the end of fiscal year 2001. The value of in-the-money unexercised options held at December 31, 2001 is based on the closing "bid" price of $0.16 per share of Common Stock on December 31, 2001. All of the options held by Named Executive Officers had exercise prices in excess of $.16 as of December 31, 2001, accordingly there were no in-the-money unexercised options as of that date. No options were exercised by the Named Executive Officer in fiscal year 2001.

                 AGGREGATED DECEMBER 31, 2001 OPTION/SAR VALUES

                                     Number of
                                    Securities                  Value of
                                    Underlying                 Unexercised
                                    Unexercised               in the Money
                                   Options/Sars               Options/Sars
                                   at Fy-end (#)              at Fy-end (#)
                                   Exercisable/               Exercisable/
        Name                       Unexercisable              Unexercisable
        ----                       -------------              -------------
David J. Cade                      701,482/ 0                     $0/0

In February 2000, our Board approved the acceleration of the vesting of all outstanding stock options. This action was taken in connection with the Merger Agreement between us and Ilion which contained a covenant that we will use our best efforts to cause all outstanding LTC options to be exercised by the holders thereof prior to the Merger.

In June 2000, our Board of Directors approved the reduction of the exercise price of each outstanding option having an exercise price in excess of $.28 to $.28. This action was taken in connection with the Merger Agreement between us and Ilion which contained a covenant that we will use our best efforts to cause all outstanding LTC options to be exercised by the holders thereof prior to the Merger. In connection with the 2000 repricing of the stock options under the 1994 Stock Plan, our Board concluded repricing was advisable and in the best interests of LTC in order to, among other things, provide incentive to management and employees and in order to provide LTC with necessary working capital. No change other than the change in exercise price was approved at that time.

               EMPLOYMENT AGREEMENTS AND CERTAIN EMPLOYEE MATTERS

Mr. Cade, our Chairman and Chief Executive Officer, received a yearly salary of $165,000 in 2001 pursuant to an employment agreement which had a termination date of the later of February 8, 2002 and one year after the closing date of the LTC-Ilion merger.

We have entered into an Employment Agreement with Mr. Cade, for a period of three years commencing as of January 1, 2002 (the "Term"), pursuant to which Mr. Cade serves as our Chairman and Chief Executive Officer at a salary of $207,500 per year until the closing of the LTC-GAIA Transaction, and thereafter at $250,000 per year, subject to increase at the discretion of the Board of Directors. The Agreement provides that during each fiscal year, Mr. Cade will be eligible to receive a target bonus of up to 40% of his annual salary for such fiscal year with the exact amount of such bonus to be determined in the discretion of the Board of Directors or the applicable committee of the Board of Directors in accordance with performance thresholds for such fiscal year to be agreed upon prior to March 1 of the fiscal year to which the bonus and the performance thresholds relate.

In the event that Mr. Cade's employment is terminated by us other than for cause, death or disability then under the Agreement: (i) we will continue to pay to Mr. Cade his then annual salary for the remainder of the Term or for six months (whichever is longer) in one lump sum within thirty days after the termination date, (ii) Mr. Cade will be entitled, during the period for which such severance payment is being paid, to receive all benefits under our medical insurance, disability insurance, life insurance and other benefit plans as are then in effect for our executives and (iii) all then exercisable and unexercisable options will immediately become exercisable on the date of termination, and will remain exercisable in accordance with the terms of the applicable plan and agreement. Cause is defined as the breach or continued gross neglect by Mr. Cade, or gross negligence or willful misconduct by Mr. Cade in the performance, of any of his duties or obligations under the Agreement.

In the event that Mr. Cade's employment is terminated for cause, disability, death or by the resignation of Mr. Cade, (i) Mr. Cade's employment under the Agreement will cease (upon 30 days notice in the event of disability), (ii) we will pay Mr. Cade his accrued and unpaid salary, accrued vacation time and expense reimbursement through the date of termination and (iii) all options will be treated in accordance with the terms of the applicable stock incentive plan and stock option agreement pursuant to which such options were granted provided that in the event of the death of Mr. Cade all options (whether vested or unvested) will be transferred in accordance with Mr. Cade's will and become exercisable for a period of thirty-six (36) months from the date of death, subject to the terms of the applicable stock incentive plan.

The Agreement includes certain confidentially, non-solicitation and non-competition provisions. In January 2002, Mr. Cade was granted 150,000 stock options at an exercise price of $.20 which vest one-half on July 1, 2002 and one-half on January 22, 2003.

We have entered into an Employment Agreement with Andrew J. Manning, for a period of three years commencing as of January 1, 2002 (the "Term"), pursuant to which Dr. Manning serves as our Executive Vice President, Chief Operating Officer and Chief Technical Officer at a salary of $150,000 per year until the closing of the LTC-GAIA Transaction and thereafter at $175,000 per year, subject to increase at the discretion of the Board of Directors. The Agreement provides that during each fiscal year, Dr. Manning will be eligible to receive a target bonus of up to 20% of his annual salary for such fiscal year with the exact amount of such bonus to be determined in the discretion of the Board of Directors or the applicable committee of the Board of

Directors in accordance with performance thresholds for such fiscal year to be agreed upon prior to March 1 of the fiscal year to which the bonus and the performance thresholds relate.

In the event that Dr. Manning's employment is terminated by us other than for cause, death or disability then under the Agreement: (i) we will continue to pay to Dr. Manning his then annual salary for the remainder of the Term or for six months (whichever is longer) in one lump sum within thirty days after the termination date, (ii) Dr. Manning will be entitled, during the period for which such severance payment is being paid, to receive all benefits under our medical insurance, disability insurance, life insurance and other benefit plans as are then in effect for our executives and (iii) all then exercisable and unexercisable options will immediately become exercisable on the date of termination, will remain exercisable in accordance with the terms of the applicable plan and agreement. Cause is defined as the breach or continued gross neglect by Dr. Manning, or gross negligence or willful misconduct by Dr. Manning in the performance, of any of his duties or obligations under the Agreement.

In the event that Dr. Manning's employment is terminated for cause, disability, death or by the resignation of Dr. Manning, (i) Dr. Manning's employment under the Agreement will cease (upon 30 days notice in the event of disability), (ii) we will pay Dr. Manning his accrued and unpaid salary, accrued vacation time and expense reimbursement through the date of termination and (iii) all options will be treated in accordance with the terms of the applicable stock incentive plan and stock option agreement pursuant to which such options were granted provided that in the event of the death of Dr. Manning all options (whether vested or unvested) will be transferred in accordance with Dr. Manning's will and become exercisable for a period of thirty-six (36) months from the date of death, subject to the terms of the applicable stock incentive plan.

The Agreement includes certain confidentially, non-solicitation and non-competition provisions. In January 2002, Dr. Manning was granted 100,000 stock options at an exercise price of $.20 which vest one-half on July 1, 2002 and one-half on January 22, 2003.

In 2001, 2000 and 1999, we paid $4,938, $38,937 and $53,218, respectively to
William D. Walker for services rendered to us. Mr. Walker served as our Treasurer and Chief Financial Officer until August 1999. Mr. Walker has provided services to us as a consultant since August 1999. On January 22, 2002 Mr. Walker was reappointed as our Treasurer and Chief Financial Officer. In January 2002, Mr. Walker was granted 50,000 stock options at an exercise price of $.20 which vest one-half on July 1, 2002 and one-half on January 22, 2003.


                            COMPENSATION OF DIRECTORS

Directors receive no cash compensation for serving on our Board of Directors. Each non-employee director receives an option to purchase 13,334 shares of Common Stock under our Directors Stock Option Plan (the "Directors Plan") upon election to the Board and is eligible to receive additional options approved by the Board or option committee.

In January 2002, each non-employee director was granted options to purchase 50,000 shares of our common stock, having an exercise price of $.20, having a term of ten years, with one-half of such options vesting July 1, 2002 and one-half vesting January 22, 2003.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                               SECURITY OWNERSHIP

The following table sets forth as of March 22, 2002, the number and percentage of outstanding shares of our common stock beneficially owned by executive officers, directors and stockholders owning at least 5% of our common stock:

                     Name of Owner                             Shares Beneficially Owned       Percentage of Class (1)
                     -------------                             -------------------------       -----------------------
      Arch Hill Capital N.V.                                          52,515,312 (3)                   44.95%
      Parkweg 2
      2585 JJ's
      Gravenhage

      Ilion Technology Corporation                                    25,500,000 (4)                   33.20%
      99 South Bedford St., Suite 2
      Burlington, MA

      David Cade(2)                                                      701,482 (5)                    1.08%
      William Walker(2)                                                          -0-                      0
      Andrew J. Manning(2)                                               469,042 (5)                      *
      Stephen Hope(2)                                                  1,289,607 (6)                    2.00%
      Ralph Ketchum(2)                                                   672,438 (7)                    1.05%
      Arif Maskatia(2)                                                    13,334 (5)                      *
      John D. McKey(2)                                                   127,535 (8)                      *
      All Executive Officers and Directors as a Group                   3,273,438(9)                    4.99%
      (7 persons)

(1)  64,303,305 shares outstanding as of March 22, 2002.

(2) Address c/o Lithium Technology Corporation, 5115 Campus Drive, Plymouth Meeting, PA 19462.

(3) Consists of $3,949,000 notes convertible into 39,490,000 shares of our common stock and $1,042,025 notes convertible into 13,025,312 shares of our common stock.

(4)  Includes warrants to purchase 12,500,000 shares of our common stock.

(5)  Consists of options exercisable within 60 days of March 22, 2002.

(6) Includes options to purchase 35,000 shares exercisable within 60 days of March 22, 2002; 1,164,279 shares held directly by Mr. Hope; and 90,328 shares held by Hazel Hope, the Executrix of the Estate of Henry Hope.

(7) Includes options to purchase 38,0334 shares exercisable within 60 days of March 22, 2002; 384,275 shares held directly by Mr. Ketchum; and 249,829 shares held by Mr. Ketchum's spouse.

(8) Includes options to purchase 58,334 shares exercisable within 60 days of March 22, 2002.

(9) Includes options to purchase 1,315,526 shares exercisable within 60 days of March 22, 2002.

*    Less than 1%.

                               CHANGES IN CONTROL

We have entered into a bridge financing agreement with Arch Hill and have issued a total of $1,042,025 of convertible notes to Arch Hill from January 2002 to March 22, 2002, convertible into 13,025,312 shares of our common stock and Arch Hill has purchased from Ilion $3,949,000 of Notes convertible into 39,490,000 shares of our common stock as described above in Item 1 in "Description of Business -- Overview and Recent Developments." As of March 22, 2002, Arch Hill was the beneficial owner of 52,515,312 shares of our common stock representing approximately 45% of our outstanding shares. Arch Hill, as a stockholder of GAIA, will receive additional shares of our common stock upon the consummation of the GAIA Share Exchange. The letter of intent between us, Arch Hill and GAIA relating to the GAIA Share Exchange, has been extended until May 31, 2002. We expect the GAIA Share Exchange and New Financing to be completed during our second fiscal quarter of 2002.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We issued a total of $5,249,000 of convertible notes to Ilion from September 1999 to December 2001 convertible into our common stock at $.10 per share. In connection with the termination of our proposed merger with Ilion, we entered into a Termination Agreement, Warrant Amendment, cross-licensing arrangements and Note Purchase Agreement as described above in Item 1 in "Description of Business -- Overview and Recent Developments."

We have entered into a bridge financing agreement with Arch Hill and have issued a total of $1,042,025 of convertible notes to Arch Hill from January 2002 to March 22, 2002 convertible into 13,025,312 shares of our common stock and Arch Hill has purchased $3,949,000 of Ilion Notes convertible into 39,490,000 shares of our Common Stock as described above in Item 1 in "Description of Business -- Overview and Recent Developments."

We have entered into agreements with our executive officers as described above in Item 10 "Executive Compensation".

We believe that the transactions described above were fair to us and were as favorable to us as those which it might have obtained from non-affiliated third parties, given the circumstances under which such transactions were proposed and effectuated.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed as part of this Report or incorporated herein by reference:

         3.1      Certificate of Incorporation.(1)

         3.2 Certificate of Amendment to Certificate of Incorporation effective June 19, 2000.(2)

         3.3      Certificate of Designation of Series A Preferred Stock of
                  LTC.(3)

         3.4      By-Laws, as amended.(1)

         4.1      Specimen Common Stock Certificate.(1)

         10.1     1994 Stock Incentive Plan, as amended.(4)

         10.2     Directors Stock Option Plan.(4)

         10.3     1998 Stock Incentive Plan. (5)

         10.4     2002 Stock Incentive Plan +

         10.5 Form of Stock Option Agreement relating to LTC's 1994 Stock Incentive Plan, as amended.(6)

         10.6 Form of Restricted Stock Agreement relating to LTC's 1994 Stock Incentive Plan.(7)

         10.7 Form of Stock Option Agreement relating to LTC's Directors Stock Option Plan.(6)

         10.8 Form of Stock Option Agreement relating to LTC's 1998 Stock Incentive Plan.(5)

         10.9 Form of Incentive Stock Option Agreement relating to LTC's 2002 Stock Incentive Plan. +

         10.10 Form of Non-Qualified Incentive Stock Option Agreement relating to LTC's 2002 Stock Incentive Plan [For Employees].+

         10.11 Form of Non-Qualified Incentive Stock Option Agreement relating to LTC's 2002 Stock Incentive Plan [For Consultants and Non-Employee Directors].+

         10.12 Lease Agreement, dated July 22, 1994, between PMP Whitemarsh Associates and LTC and Addendum dated July 22, 1994. (6)

         10.13 Lease Extension, dated February 3, 2000 between PMP Whitemarsh Associates and LTC (8).

         10.14 First Amendment to Lease, dated March 19, 2001 between PMP Whitemarsh Associates and LTC. (9)

         10.15    [omitted]

         10.16 Warrant to Purchase Common Stock issued to Group III Capital, Inc. dated May 9, 1996.(7)

         10.17 Warrant to Purchase Common Stock issued to Nanele Services, Inc., dated May 9, 1996.(7)

         10.18 Form of Warrant Agreement dated October 23, 1996 between LTC and the Placement Agent.(10)

         10.19 Form of Registration Rights Agreement dated October 23, 1996 between LTC and the Placement Agent.(10)

         10.20 Letter Agreement dated February 5, 1997 between LTC and Chase Manhattan Bank.(10)

         10.21 Form of Common Stock Warrant to Purchase Common Stock issued to Interlink Management Corporation.(11)

         10.22    Form of Warrant Amendment Agreement. (2)

         10.23    Form of Second Warrant Amendment Agreement. (12)

         10.24    Form of Third Warrant Amendment Agreement. +

         10.25 Employment Agreement Extension, dated June 1, 1998, between David Cade and LTC.(5)

         10.26 Employment Agreement Extension dated January 4, 2000 between LTC and David Cade.(8)

         10.27 Employment Agreement dated January 1, 2002 between David Cade and LTC. +

         10.28    Agreement dated May 5, 2000 between LTC and Thomas Thomsen (3)

         10.29    Agreement dated May 5, 2000 between LTC and George Ferment (3)

         10.30 Employment Agreement dated January 1, 2002 between Andrew J. Manning and LTC. +

         10.31 Termination Agreement, dated as of December 31, 2001, between LTC and Ilion. [Schedules and Exhibits omitted] (13)

         10.32 Warrant Amendment Agreement, dated as of December 31, 2001, between LTC and Ilion. (13)

         10.33 License Agreement, dated as of December 31, 2001, from LTC to Ilion [Schedules omitted]. (13)

         10.34 License Agreement, dated as of December 31, 2001 from Ilion to LTC [Schedules omitted]. (13)

         10.35 Note Purchase and Sale Agreement, dated as of December 31, 2001, among Ilion, Arch Hill and LTC. [Schedules omitted] (13)

         10.36 Interim Financing Letter Agreement, dated as of December 31, 2001, between LTC and Arch Hill [Schedules and Exhibits omitted]. (13)

         10.37 Form of Convertible Promissory Note to be issued under the Interim Financing Letter Agreement between LTC and Arch. (13)

         10.38 Bridge Financing Amendment Agreement, dated as of March 20, 2002, between LTC and Arch Hill.

         21.1     List of Subsidiaries.(7)

         23.1     Consent of Deloitte & Touche, LLP+

         23.2     Consent of Wiss & Co., LLP+

         (1) Incorporated herein by reference to LTC's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.

         (2) Incorporated herein by reference to LTC's Quarterly Report on Form 10- QSB for the quarter ended September 30, 2000.

         (3) Incorporated herein by reference to LTC's Form S-4 filed on May 12, 2000.

         (4) Incorporated herein by reference to the exhibits contained in LTC's Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, dated January 19, 1996.

         (5) Incorporated herein by reference to LTC's Form 10-KSB for the fiscal year ended December 31, 1998.

         (6) Incorporated herein by reference to LTC's Form 10-KSB for the fiscal year ended December 31, 1995.

         (7) Incorporated herein by reference to LTC's Registration Statement on Form SB-2, File No. 333-08143, filed on July 15, 1996.

         (8) Incorporated herein by reference to LTC's Report on Form 8-K, dated January 19, 2000.

         (9) Incorporated herein by reference to LTC's Form 10-KSB for the fiscal year ended December 31, 2000.

         (10) Incorporated herein by reference to LTC's Report on Form 8-K, dated October 25, 1996.

         (11) Incorporated herein by reference to LTC's Report on Form 8-K, dated September 22, 1997.

         (12) Incorporated herein by reference to LTC's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.

         (13) Incorporated herein by reference to LTC's Report on Form 8-K dated January 23, 2002.

         +        Exhibit filed herewith in this Report.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                                DECEMBER 31, 2001

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              PAGE
                                                                                              ----
Independent Auditors' Reports.............................................................     F-2

Consolidated Balance Sheet at December 31, 2001...........................................     F-4

Consolidated Statements of Operations for the Years Ended December 31, 2001 and
    2000 and the Period from July 21, 1989 (Date of Inception) to December 31, 2001.......     F-5

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the
    Period from July 21, 1989 (Date of Inception) to December 31, 2001....................     F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and
    2000 and the period from July 21, 1989 (Date of Inception) to December 31, 2001.......    F-14

Notes to Consolidated Financial Statements................................................    F-17

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Lithium Technology Corporation:

         We have audited the accompanying consolidated balance sheet of Lithium Technology Corporation and subsidiary (development stage companies) as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2001, and for the period from July 21, 1989 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements for the period July 21, 1989 (date of inception) through December 31, 1996, were audited by other auditors whose report, dated January 22, 1997, expressed an unqualified opinion on those statements and included explanatory paragraphs that described the uncertainty concerning the Company's ability to continue as a going concern. The financial statements for the period July 21, 1989 (date of inception) through December 31, 1996 reflect a cumulative net loss of $18,877,000, of the total net loss of $46,946,000 for the period July 21, 1989 (date of inception) through December 31, 2001. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

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

         In our opinion, based on our audit and the report of other auditors, such consolidated financial statements present fairly in all material respects, the financial position of Lithium Technology Corporation and subsidiary (development stage companies) as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, and for the period from July 21, 1989 (date of inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing and marketing lithium-ion and lithium polymer rechargeable batteries. As discussed in Note 3 to the financial statements, the Company's operating losses since inception and lack of adequate financing to fund its operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ DELOITTE & TOUCHE, LLP
Philadelphia, PA

March 26, 2002

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

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 3 of the financial statements, the Company is a development stage company, has suffered recurring losses from operations and needs significant additional financing to repay existing indebtedness and to continue the development of its technology. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WISS & COMPANY, LLP

Woodbridge, New Jersey
January 22, 1997

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

CURRENT ASSETS:

    Cash and cash equivalents                                      $     60,000
    Prepaid insurance                                                    10,000
                                                                   ------------
         Total Current Assets                                            70,000
                                                                   ------------
PROPERTY AND EQUIPMENT, LESS ACCUMULATED
    DEPRECIATION OF $1,301,000                                          235,000
Security deposit                                                         21,000
                                                                   ------------
       Total assets                                                $    326,000
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                          $    293,000
    Accrued salaries                                                    201,000
    Note payable                                                         82,000
    Convertible promissory note                                          80,000
                                                                   ------------
         Total current liabilities                                      656,000
                                                                   ------------
LONG-TERM LIABILITIES
    Convertible promissory notes                                      5,249,000
                                                                   ------------
         Total liabilities                                            5,905,000
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock, par value $.01 per share
       Authorized - 100,000 shares
       Issued and outstanding - None
    Common stock, par value $.01 per share
       Authorized - 125,000,000 shares
       Issued and outstanding 51,303,305 shares                         513,000
    Additional paid-in capital                                       47,719,000
    Accumulated deficit                                              (6,865,000)
    Deficit accumulated during development stage                    (46,946,000)
                                                                   ------------
         Total stockholders' equity (deficiency)                     (5,579,000)
                                                                   ------------
         Total liabilities and stockholders' equity (deficiency)   $    326,000
                                                                   ============

          See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                AND PERIOD FROM JULY 21, 1989 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2001

                                                                       YEAR ENDED                              PERIOD FROM
                                                                       DECEMBER 31,                           JULY 21, 1989
                                                         ---------------------------------------         (DATE OF INCEPTION) TO
                                                             2001                       2000                DECEMBER 31, 2001
                                                         ------------               ------------               ------------
REVENUES:
   Development contracts                                 $     22,000                         --                    190,000
                                                         ------------               ------------               ------------
COSTS AND EXPENSES:
   Engineering, research and development                    1,060,000                  1,515,000                 10,971,000
   General and administrative                                 954,000                  1,957,000                 14,795,000
   Stock based compensation expense,
       primarily general and administrative                   469,000                     25,000                  2,263,000
                                                         ------------               ------------               ------------
                                                            2,483,000                  3,497,000                 28,029,000
OTHER INCOME (EXPENSES):
   Interest expense, net of interest income                    (7,000)                    (6,000)                (1,836,000)
   Interest expense related to beneficial
       conversion feature                                     (80,000)                        --                (17,921,000)
   Other non-operating income                                      --                         --                    650,000
                                                         ------------               ------------               ------------
                                                              (87,000)                    (6,000)               (19,107,000)
                                                         ------------               ------------               ------------
NET LOSS                                                  $(2,548,000)               $(3,503,000)              ($46,946,000)
                                                         ============               ============               ============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:                              51,303,305                 50,541,000
                                                         ------------               ------------
BASIC AND DILUTED NET LOSS PER SHARE:                    $       (.05)              $       (.07)
                                                         ============               ============



          See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (DEFICIENCY)
                  PERIOD FROM JULY 21, 1989 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2001

                                                    SERIES A                     SERIES B                      SERIES C
                                                    PREFERRED              CONVERTIBLE PREFERRED        CONVERTIBLE PREFERRED
                                                      STOCK                        STOCK                         STOCK
                                             ------------------------    --------------------------    --------------------------
                                               SHARES        AMOUNT        SHARES         AMOUNT         SHARES         AMOUNT
                                             ----------    ----------    -----------    -----------    -----------    -----------
BALANCES AT JULY 21, 1989
   PERIOD ENDED OCTOBER 31, 1989:
   Net assets received in reverse
     acquisition ........................            --            --
   Change in par value ..................            --            --
   Exchange for debt owed to officer ....        23,000    $2,300,000             --             --             --             --
   Shares sold to financial consultant
     in conjunction with financing ......            --            --             --             --             --             --
   Expenses paid by principal shareholder
     on behalf of Lithium Corporation ...            --            --             --             --             --             --
   Net income (loss) for the year
                                             ----------    ----------    -----------    -----------    -----------    -----------

BALANCES AT OCTOBER 31, 1989 ............        23,000    $2,300,000             --             --             --             --
YEAR ENDED OCTOBER 31, 1990:
   Issuance of Class B common stock for
     cash to Investors ..................            --            --             --             --             --             --
   Exercise of Class B common stock
     warrants, net of offering costs ....            --            --             --             --             --             --
   Net loss .............................            --            --             --             --             --             --
                                             ----------    ----------    -----------    -----------    -----------    -----------
BALANCES AT OCTOBER 31, 1990 ............        23,000    $2,300,000             --             --             --             --
YEAR ENDED OCTOBER 31, 1991:
   Conversion of debt due stockholder ...        10,000     1,000,000             --             --             --             --
   Exercise of Class B common stock
     warrants, net of offering costs
     of $520,000 ........................            --            --             --             --             --             --
   Fair value of warrants issued in
     connection with financial
     consulting services ................            --            --             --             --             --             --
   Net loss .............................            --            --             --             --             --             --
                                             ----------    ----------    -----------    -----------    -----------    -----------
BALANCES AT OCTOBER 31, 1991 ............        33,000    $3,300,000             --             --             --             --
YEAR ENDED OCTOBER 31, 1992:
   Issuance of common stock to certain
     employees for services rendered ....            --            --             --             --             --             --
   Net loss .............................            --            --             --             --             --             --
                                             ----------    ----------    -----------    -----------    -----------    -----------
BALANCES AT OCTOBER 31, 1992 ............        33,000     3,300,000             --             --             --             --
YEAR ENDED OCTOBER 31, 1993:
   Net loss .............................            --            --             --             --             --             --
                                             ----------    ----------    -----------    -----------    -----------    -----------
BALANCES AT OCTOBER 31, 1993 ............        33,000    $3,300,000             --             --             --             --

          See accompanying notes to consolidated financial statements.



                                                CLASS A                   CLASS B
                                             COMMON STOCK              COMMON STOCK              COMMON STOCK
                                          SHARES       AMOUNT       SHARES       AMOUNT        SHARES       AMOUNT
                                        -----------  -----------  -----------  -----------   -----------  -----------
BALANCES AT JULY 21, 1989 ............    2,333,000  $     1,000           --           --
PERIOD YEAR ENDED
  OCTOBER 31, 1989:
Net assets received in reverse
  acquisition (Note 1) ...............           --           --      210,000  $     1,000
Change in par value...................                     6,000
Exchange for debt owed to officer ....           --                        --
Shares sold to financial consultant
  in conjunction with financing ......           --           --      697,000        1,000
Expenses paid by principal
  shareholder on behalf of
  Lithium Corporation ................           --           --           --           --
Net income (loss) for the year .......           --           --           --           --
                                        -----------  -----------  -----------  -----------
BALANCES AT OCTOBER 31,
  1989 ...............................    2,333,000  $     7,000      907,000  $     2,000
YEAR ENDED OCTOBER 31, 1990:
Issuance of Class B common stock
  for cash to Investors ..............           --           --       57,000           --
Exercise of Class B common stock
  warrants, net of offering costs ....           --           --       15,000           --
Net Income (loss) for
  the year ...........................           --           --           --           --
                                        -----------  -----------  -----------  -----------
BALANCES AT OCTOBER 31, 1990 .........    2,333,000  $     7,000      979,000  $     2,000
YEAR ENDED OCTOBER 31, 1991:
Conversion of debt due stockholder ...           --           --           --           --
Exercise of Class B common stock
  warrants, net of offering costs
  of $520,000 ........................           --           --      145,000           --
Fair value of warrants issued in
  connection with financial
  consulting services ................           --           --           --           --
Net loss .............................           --           --           --           --
                                        -----------  -----------  -----------  -----------
BALANCES AT OCTOBER 31,
  1991 ...............................    2,333,000  $     7,000    1,124,000  $     2,000
YEAR ENDED OCTOBER 31, 1992:
  Issuance of common stock to
    certain employees for services
       rendered ......................           --           --       96,000           --
  Net loss ...........................           --           --           --           --
                                        -----------  -----------  -----------  -----------
BALANCES AT OCTOBER 31,
  1992 ...............................    2,333,000        7,000    1,220,000  $     2,000
YEAR ENDED OCTOBER 31, 1993:
  Net loss ...........................           --           --           --           --
                                        -----------  -----------  -----------  -----------
BALANCES AT OCTOBER 31,
  1993 ...............................    2,333,000  $     7,000    1,220,000  $     2,000
                                        -----------  -----------  -----------  -----------

                                                                      DEFICIT
                                                                    ACCUMULATED
                                         ADDITIONAL                    DURING
                                           PAID-IN   ACCUMULATED    DEVELOPMENT
                                           CAPITAL     DEFICIT         STAGE
                                         -----------  -----------   -----------
BALANCES AT JULY 21, 1989 ............            --  $(6,465,000)           --
PERIOD YEAR ENDED
  OCTOBER 31, 1989:
Net assets received in reverses
  acquisition (Note 1) ...............   $    36,000           --
Change in par value ..................        (6,000)
Exchange for debt owed to officer ....
Shares sold to financial consultant
  in conjunction with financing ......         7,000           --
Expenses paid by principal
  shareholder on behalf of
  Lithium Corporation ................        79,000           --
Net income (loss) for the year .......            --      844,000   $  (502,000)
                                         -----------  -----------   -----------
BALANCES AT OCTOBER 31,
  1989 ...............................       116,000  $(5,621,000)  $  (502,000)
YEAR ENDED OCTOBER 31, 1990:
Issuance of Class B common stock
  for cash to Investors ..............        50,000           --            --
Exercise of Class B common stock
  warrants, net of offering costs ....            --           --            --
NET INCOME (LOSS) FOR
  THE YEAR ...........................            --      569,000      (498,000)
                                         -----------  -----------   -----------
BALANCE AT OCTOBER 31, 1990 ..........   $   166,000  $(5,052,000)  $(1,000,000)
YEAR ENDED OCTOBER 31, 1991:
Conversion of debt due stockholder ...            --           --            --
Exercise of Class B common stock
  warrants, net of offering costs
  of $520,000 ........................       121,000           --            --
Fair value of warrants issued in
  connection with financial
  consulting services ................        30,000           --            --
Net loss .............................            --      (84,000)     (560,000)
                                         -----------  -----------   -----------
BALANCES AT OCTOBER 31,
  1991 ...............................   $   317,000  $(5,136,000)  $(1,560,000)
YEAR ENDED OCTOBER 31, 1992:
  Issuance of common stock to
    certain employees for services
       rendered ......................       106,000
  Net loss ...........................            --      (23,000)     (175,000)
                                         -----------  -----------   -----------
BALANCES AT OCTOBER 31,
  1992 ...............................   $   423,000  $(5,159,000)  $(1,735,000)
YEAR ENDED OCTOBER 31, 1993:
  Net loss ...........................            --   (1,706,000)      (66,000)
                                         -----------  -----------   -----------
BALANCES AT OCTOBER 31,
  1993 ...............................   $   423,000  $(6,865,000)  $(1,801,000)
                                         -----------  -----------   -----------

          See accompanying notes to consolidated financial statements.

                                                        SERIES A                       SERIES B                    SERIES C
                                                        PREFERRED               CONVERTIBLE PREFERRED       CONVERTIBLE PREFERRED
                                                          STOCK                         STOCK                        STOCK
                                                --------------------------    --------------------------   -------------------------
                                                  SHARES         AMOUNT         SHARES         AMOUNT        SHARES        AMOUNT
                                                -----------    -----------    -----------    -----------   -----------   -----------
BALANCES AT OCTOBER 31, 1993 ................        33,000    $ 3,300,000             --             --            --            --
TWO MONTHS ENDED
DECEMBER 31, 1993:
   Contribution to capital accumulated
     losses in excess of Company's
     investment .............................            --             --             --             --            --            --
   Conversion of preferred stock to
     common stock ...........................       (33,000)    (3,300,000)            --             --            --            --
   Fair value of option issued in exchange
     for certain legal services .............            --             --             --             --            --            --
   Net loss .................................            --             --             --             --            --            --
                                                -----------    -----------    -----------    -----------   -----------   -----------
BALANCES AT DECEMBER 31, 1993 ................           --             --             --             --            --            --
YEAR ENDED DECEMBER 31, 1994:
   Change in par value of Class B
     common stock to $.0001 .................            --             --             --             --            --            --
   Issuance of common stock:
     For services relating to warrants
        exercised in 1995 ...................            --             --             --             --            --            --
     Upon cancellation of indebtedness ......            --             --             --             --            --            --
     In exchange for advances repayable
        only out of proceeds of public
        offering ............................            --             --             --             --            --            --
     Upon exercise of option ................            --             --             --             --            --            --
     For cash, less related costs of $152,000            --             --             --             --            --            --
     Upon conversion of $162,000 of 7%
        convertible promissory notes and
        accrued interest thereon ............            --             --             --             --            --            --
     Upon exercise of option to acquire
        laboratory equipment and
        forgiveness of related accrued rent .            --             --             --             --            --            --
     Upon conversion of preferred stock .....            --             --        (1,000)             --            --            --
   Issuance of convertible preferred stock in
     exchange for convertible promissory
     notes ..................................            --             --         14,000             --            --            --
   For cash .................................            --             --             --             --        10,000            --
   Issuance of 7% convertible promissory
     notes ..................................            --             --             --             --            --            --
   Net loss .................................            --             --             --             --            --            --
                                                -----------    -----------    -----------    -----------   -----------   -----------
BALANCES AT DECEMBER 31, 1994 ...............            --             --         13,000             --        10,000            --
                                                -----------    -----------    -----------    -----------   -----------   -----------
YEAR ENDED DECEMBER 31, 1995
   Issuance of common stock
     Upon conversion of convertible
        preferred stock .....................                                     (6,000)            --             --            --
     Upon conversion of 7% convertible
        promissory notes and accrued
        interest thereon ....................                                         --             --             --            --
     Upon exercise of warrants ..............                                         --             --             --            --
     Recapitalization of common stock .......                                         --             --             --            --
     Issuance of 12% convertible
        promissory notes ....................                                         --             --             --            --
     Net loss ...............................         --              --              --             --             --            --
                                               -----------    -----------     -----------    -----------   -----------   -----------
BALANCES AT DECEMBER 31, 1995 ...............                                      7,000    $        --         10,000   $        --

YEAR ENDED DECEMBER 31, 1996
   Conversion of preferred stock
     to common stock.........................                                     (7,000)                      (10,000)

BALANCES AT DECEMBER 31, 1996 ...............          --     $       --              --    $        --            --    $        --
                                               -----------    -----------     -----------    -----------   -----------   -----------


          See accompanying notes to consolidated financial statements.



                                                   CLASS A                            CLASS B
                                                 COMMON STOCK                      COMMON STOCK
                                            SHARES          AMOUNT             SHARES         AMOUNT
                                         -----------      -----------        ---------      -----------
BALANCES AT OCTOBER 31,
  1993 ................................    2,333,000      $     7,000        1,220,000      $     2,000
TWO MONTHS ENDED
  DECEMBER 31, 1993:
  Contribution to capital of
    accumulated losses in excess of
       Company's investment ...........           --               --               --               --
  Conversion of preferred stock to
    common stock ......................    1,000,000            3,000          667,000            1,000
  Fair value of option issued in
    exchange for certain legal
    services ..........................           --               --               --               --
  Net loss ............................           --               --               --               --
                                         -----------      -----------      -----------      -----------
BALANCES AT DECEMBER 31,
  1993: ...............................    3,333,000      $    10,000        1,887,000      $     3,000
YEAR ENDED DECEMBER 31,
  1994:

  Change in par value of Class B
    common stock to $.0001 ............           --               --               --            3,000
  Issuance of common stock:
     For services relating to
       warrants exercised in 1995 .....           --               --           22,000               --
     Upon cancellation of

       Indebtedness ...................           --               --           78,000               --
     In exchange for advances
       repayable only out of
       proceeds of public offering ....           --               --          133,000               --
     Upon exercise of option ..........           --               --           17,000               --
     For cash, less related costs of
       $152,000 .......................           --               --          907,000            3,000
     Upon conversion of $162,000 of
       7% convertible promissory
       notes and accrued interest
       thereon ........................           --               --           79,000               --
     Upon exercise of option to
       acquire laboratory equipment
       and forgiveness of related
       accrued rent ...................           --               --           83,000            1,000
     Upon conversion of preferred
       stock ..........................           --               --           43,000               --
  Issuance of convertible preferred
    stock in exchange for
    convertible promissory notes .....            --               --               --               --
    For cash .........................            --               --               --               --
  Issuance of 7% convertible
    promissory notes .................            --               --               --               --
  Net loss ...........................            --               --               --               --
                                         -----------      -----------      -----------      -----------
BALANCES AT DECEMBER 31,
  1994: ...............................    3,333,000      $    10,000        3,249,000      $    10,000

                                                                                                                DEFICIT
                                                                                                              ACCUMULATED
                                                                           ADDITIONAL                           DURING
                                             COMMON STOCK                   PAID-IN         ACCUMULATED       DEVELOPMENT
                                        SHARES            AMOUNT            CAPITAL           DEFICIT            STAGE
                                      -----------       -----------       -----------       -----------       -----------
BALANCES AT OCTOBER 31,
  1993 ............................                                           423,000       $(6,865,000)      $(1,801,000)
TWO MONTHS ENDED
  DECEMBER 31, 1993:
  Contribution to capital of
    accumulated losses in excess of
       Company's investment .......                                         3,659,000                --                --
  Conversion of preferred stock to
    common stock ..................                                         3,296,000                --                --
  Fair value of option issued in
    exchange for certain legal
    services ......................                                             8,000                --                --
  Net loss ........................                                                --                --           (67,000)
                                                                          -----------       -----------       -----------
BALANCES AT DECEMBER 31,
  1993: ...........................                                         7,386,000       $(6,865,000)      $(1,868,000)
YEAR ENDED DECEMBER 31,
  1994:
  Change in par value of Class B
    common stock to $.0001 ........                                            (3,000)               --                --
  Issuance of common stock:
    For services relating to
      warrants exercised in 1995 ..                                            88,000                --                --
    Upon cancellation of
      Indebtedness ................                                           445,000                --                --
    In exchange for advances
      repayable only out of
      proceeds of public offering .                                           471,000                --                --
    Upon exercise of option .......                                             8,000                --                --
    For cash, less related costs of
      $152,000 ....................                                           933,000                --                --
    Upon conversion of $162,000 of
      7% convertible promissory
      notes and accrued interest
      thereon .....................                                           165,000                --                --
    Upon exercise of option to
      acquire laboratory equipment
      and forgiveness of related
      accrued rent ................                                           271,000                --                --
    Upon conversion of preferred
      stock .......................                                                --                --                --
  Issuance of convertible preferred
    stock in exchange for
    convertible promissory notes ..                                           356,000                --                --
  For cash ........................                                           100,000                --                --
  Issuance of 7% convertible
    promissory notes ..............                                         1,643,000                --                --
  Net loss ........................                                                --                --        (3,776,000)
                                                                          -----------       -----------       -----------
BALANCES AT DECEMBER 31,
  1994: ...............................                                  $ 11,863,000       $(6,865,000)       (5,644,000)



          See accompanying notes to consolidated financial statements.



                                            CLASS A                           CLASS B
                                          COMMON STOCK                     COMMON STOCK
                                    SHARES           AMOUNT           SHARES           AMOUNT
                                 ------------     ------------     ------------     ------------
BALANCES AT DECEMBER 31, 1994    $  3,333,000     $     10,000        3,249,000     $     10,000
YEARS ENDED
DECEMBER 31, 1995:
  Issuance of common stock
    Upon conversion of
      convertible pre-
      ferred stock ..........              --               --          341,000            1,000
    Upon conversion of 7%
      convertible promissory
      notes and accrued in-
      terest thereon ........              --               --          500,000            1,000
    Upon exercise of
      warrants ..............              --               --          120,000            1,000
  Recapitalization of

    common stock ............      (3,333,000)         (10,000)      (4,210,000)         (13,000)
  Issuance of 12% convertible              --
    promissory notes ........              --               --               --               --
  Net loss ..................              --               --               --               --
                                 ------------     ------------     ------------     ------------
BALANCES AT
  DECEMBER 31, 1995 .........              --     $         --               --     $         --
                                 ============     ============     ============     ============


                                                                                                        DEFICIT
                                                                                                      ACCUMULATED
                                                                    ADDITIONAL                          DURING
                                          COMMON STOCK                PAID-IN       ACCUMULATED       DEVELOPMENT
                                     SHARES          AMOUNT           CAPITAL         DEFICIT           STAGE
                                 ------------     ------------     ------------     ------------     ------------
BALANCES AT DECEMBER 31, 1994                                      $ 11,863,000       (6,865,000)      (5,644,000)
YEARS ENDED
DECEMBER 31, 1995:
  Issuance of common stock
    Upon conversion of
      convertible pre-
      ferred stock ............                                          (1,000)              --               --
    Upon conversion of 7%
      convertible promissory
      notes and accrued in-
      terest thereon ..........                                       1,050,000               --               --
    Upon exercise of warrants .                                         254,000               --               --
  Recapitalization of
    common stock ..............     7,543,000     $     75,000          (52,000)              --
  Issuance of 12% convertible
    promissory notes ..........                                       6,377,000               --               --
  Net loss ....................                                              --               --       (8,849,000)
                                 ------------     ------------     ------------     ------------     ------------
BALANCES AT
  DECEMBER 31, 1995 ...........     7,543,000     $     75,000     $ 19,491,000     $ (6,865,000)    $(14,493,000)



          See accompanying notes to consolidated financial statements.

                                                                                                                          DEFICIT
                                                                                                                        ACCUMULATED
                                                                                      ADDITIONAL                          DURING
                                                             COMMON STOCK              PAID-IN        ACCUMULATED       DEVELOPMENT
                                                        SHARES          AMOUNT         CAPITAL          DEFICIT           STAGES
                                                     ------------    ------------    ------------     ------------     ------------
BALANCES AT DECEMBER 31, 1995 ...................       7,543,000    $     75,000    $ 19,491,000     $ (6,865,000)    $(14,493,000)
YEAR ENDED DECEMBER 31, 1996
   Issuance of common stock:
     Upon conversion of convertible
       preferred stock ..........................        454,000           4,000          (4,000)              --               --
     Upon conversion of 7% convertible
       promissory notes and accrued interest
       ($20,000) and related costs of $41,000 ...         152,000           2,000         277,000               --               --
     Upon conversion of 12% convertible
       promissory notes and accrued interest
       thereon of $100,000 net of related
       costs of $218,000 ........................       7,004,000          70,000       1,612,000               --               --
     For cash:
     From consortium, net of placement
       costs of $212,000 ........................         632,000           7,000       2,181,000               --               --
     Upon exercise of stock options .............         193,000           2,000          95,000               --               --
     Other ......................................          38,000              --          19,000               --               --
     In payment of accrued salaries and
       accounts Payable .........................         434,000           4,000         260,000               --               --
     Upon exercise of warrants ..................         196,000           2,000          98,000               --               --
     In connection with costs relating to
       the Issuance of 10% convertible notes ....         462,000           5,000         520,000               --               --
   Issuance of warrants for services rendered ...              --              --         175,000               --               --
   Issuance of warrants in settlement of
     litigation .................................              --              --          68,000               --               --
       Net loss .................................              --              --              --               --       (4,384,000)
                                                     ------------    ------------    ------------     ------------     ------------
BALANCES AT DECEMBER 31, 1996 ...................      17,108,000    $    171,000    $ 24,792,000     $ (6,865,000)    $(18,877,000)
YEAR ENDED DECEMBER 31, 1997:
   Issuance of common stock
   In connection with costs relating to the
     issuance of 10% convertible notes ..........         493,000    $      5,000    $    575,000
   In connection with the sale of Escrowed
   Shares by the Convertible Note Purchasers.....       2,669,000          27,000       2,219,000
   Upon exercise of warrants ....................         100,000           1,000          13,000
   In payment of accrued salaries and
     accounts payable ...........................         646,000           6,000         369,000
   Issuance of warrants for services rendered ...                                          88,000




          See accompanying notes to consolidated financial statements.

                                                                                                                          DEFICIT
                                                                                                                        ACCUMULATED
                                                                                      ADDITIONAL                          DURING
                                                             COMMON STOCK              PAID-IN        ACCUMULATED       DEVELOPMENT
                                                        SHARES          AMOUNT         CAPITAL          DEFICIT           STAGES
                                                     ------------    ------------    ------------     ------------     ------------

In connection with the sale of the 8.5%
   Senior secured convertible notes .......                                        $    400,000
   Issuance of the 8.5% senior secured
   convertible notes ......................
Net loss: .................................                                           9,821,000                        (14,164,000)
                                                ------------      ------------     ------------     ------------      ------------
BALANCES AT DECEMBER 31, 1997 .............       21,016,000      $    210,000     $ 38,277,000     $ (6,865,000)     $(33,041,000)
YEAR ENDED DECEMBER 31, 1998
   Issuance of common stock:
   In connection with settlement of
     litigation ...........................          125,000             1,000          124,000
   Upon exercise of stock options .........           98,000             1,000           53,000
   For cash ...............................          143,000             2,000           98,000
   In lieu of interest: ...................        1,670,000            17,000          451,000
   Net loss: ..............................                                                                             (3,261,000)
                                                ------------      ------------     ------------     ------------      ------------
BALANCES AT DECEMBER 31, 1998 .............       23,052,000      $    231,000     $ 39,003,000     $ (6,865,000)     $(36,302,000)
YEAR ENDED DECEMBER 31, 1999:
   Issuance of common stock:
   In connection with conversion of
     senior secured convertible notes .....       20,206,000           202,000        4,968,000
   In connection with services rendered ...          523,000             5,000          211,000
   In connection with repricing of warrants               --                --          602,000               ==                ==
   In connection with private placement ...        4,500,000            45,000        1,573,000
Net loss: .................................                                                                             (4,593,000)
                                                ------------      ------------     ------------     ------------      ------------
BALANCES AT DECEMBER 31, 1999 .............       48,281,000      $    483,000     $ 46,357,000     $ (6,865,000)     $(40,895,000)



          See accompanying notes to consolidated financial statements.

                                                                                                                         DEFICIT
                                                                                                                        ACCUMULATED
                                                                                   ADDITIONAL                             DURING
                                                       COMMON STOCK                 PAID-IN         ACCUMULATED         DEVELOPMENT
                                                 SHARES            AMOUNT           CAPITAL           DEFICIT             STAGES
                                               ----------       ------------      ------------      ------------       ------------

YEAR ENDED DECEMBER 31, 2000:
   Issuance of common stock:
   Upon exercise of stock options .....         3,022,000       $     30,000      $    788,000
   In connection with repricing of
     common stock .....................                --
Net loss: .............................                                                 25,000                         $ (3,503,000)
                                               ----------       ------------      ------------      ------------       ------------
BALANCES AT DECEMBER 31, 2000 .........        51,303,000            513,000        47,170,000      $ (6,865,000)      $(44,398,000)

YEAR ENDED DECEMBER 31, 2001:
   In connection with warrant
   modification .......................                --                 --           469,000
   Beneficial conversion feature
   related to convertible notes .......                                                 80,000
Net loss: .............................                                                                                  (2,548,000)
                                             ------------       ------------      ------------      ------------       ------------
BALANCES AT DECEMBER 31, 2001 .........        51,303,000       $    513,000      $ 47,719,000      $ (6,865,000)      $(46,946,000)
                                             ============       ============      ============      ============       ============




          See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                AND PERIOD FROM JULY 21, 1998 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2001

                                                                                                            PERIOD FROM
                                                                       YEAR ENDED                          JULY 21, 1989
                                                                      DECEMBER 31,                     (DATE OF INCEPTION) TO
                                                              2001                     2000               DECEMBER 31, 2001
                                                          ------------             ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .....................................            $ (2,548,000)            $ (3,503,000)            $(46,946,000)
   Adjustments to reconcile net loss to
   net cash flows from operating activities:
       Interest expense relating to the
         beneficial conversion feature of
         the Convertible Notes ...............                  80,000                       --               17,921,000
   Depreciation ..............................                 142,000                  135,000                1,303,000
   Amortization of debt issue costs ..........                      --                       --                1,070,000
   Common stock issued at prices
       below fair market value ...............                      --                       --                1,167,000
   Repricing of outstanding options ..........                      --                   25,000                   25,000
   Repricing of outstanding warrants .........                 469,000                       --                1,071,000
   Reduction of accrued expenses .............                      --                       --                 (270,000)
   Common stock issued in lieu of
       interest ..............................                      --                       --                1,915,000
   Fair value of warrants and option
       granted for services rendered .........                      --                       --                  209,000
   Common stock issued for services
       provided ..............................                      --                       --                  273,000
   Common stock issued upon
       settlement of litigation ..............                      --                       --                  125,000
   Expenses paid by shareholder on
       behalf of Company .....................                      --                       --                   79,000
Changes in operating assets and liabilities:
   Accounts receivable .......................                      --                   21,000                        0
   Other current assets ......................                 (10,000)                  18,000                  (10,000)
   Security and equipment deposits ...........                      --                       --                  (21,000)
   Accounts payable, accrued expenses
       and customer deposits .................                  39,000                  (93,000)               2,109,000
   Due to related parties ....................                      --                       --                 (118,000)
                                                          ------------             ------------             ------------
         Net cash used in operating activities              (1,828,000)              (3,397,000)             (20,098,000)
                                                          ------------             ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment ........                 (30,000)                 (52,000)              (1,288,000)
   Other .....................................                                               --                   94,000
                                                          ------------             ------------             ------------
       Net cash used in investing activities .                 (30,000)                 (52,000)              (1,194,000)
                                                          ------------             ------------             ------------

          See accompanying notes to consolidated financial statements.

                                                                                                                    PERIOD FROM
                                                                                YEAR ENDED                         JULY 21, 1989
                                                                                DECEMBER 31,                  (DATE OF INCEPTION) TO
                                                                        2001                     2000             DECEMBER 31, 2001
                                                                    ------------             ------------            ------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Proceeds received from Convertible
   Promissory Notes ....................................               1,866,000                2,645,000               5,329,000
   Net advance repayable only out of
       proceeds of public offering .....................                      --                       --                 471,000
   Proceeds received upon issuance of
       common stock ....................................                      --                       --               3,789,000
   Proceeds received from issuance of
       preferred stock, net of related Costs ...........                      --                       --                 100,000
   Proceeds received upon exercise of
       options and warrants, net of Costs ..............                      --                  818,000               1,455,000
   Net advances by former principal Stockholder ........                      --                       --                 321,000
   Proceeds from sale of convertible debt ..............                      --                       --              10,874,000
   Debt issue costs ....................................                      --                       --                (887,000)
   Repayment of convertible debt .......................                                                                 (100,000)
                                                                    ------------             ------------            ------------
       Net cash provided by financing
         activities ....................................               1,866,000                3,463,000            $ 21,352,000
                                                                    ------------             ------------            ------------

NET CHANGE IN CASH AND CASH
   EQUIVALENTS .........................................                   8,000                   14,000                  60,000
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD .................................                  52,000                   38,000                      --
                                                                    ------------             ------------            ------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD .......................................            $     60,000             $     52,000            $     60,000
                                                                    ============             ============            ============

SUPPLEMENTAL CASH FLOW
   INFORMATION

Contribution to capital by former principal stockholder                       --                       --            $  3,659,000
Related party debt exchanged for convertible debt ......                      --                       --            $    321,000
Exchange of indebtedness to former principal
   stockholder for common stock ........................                      --                       --            $    445,000
Issuance of common stock for
   services and accrued salaries .......................                      --                                     $    501,000
Exchange of equipment and accrued
   rent for common stock ...............................                      --                       --            $    271,000
Subordinated notes and related accrued interest
   exchanged for Series A preferred stock ..............                      --                       --            $  3,300,000
Exchange of convertible debt for
   convertible preferred stock .........................                      --                       --            $    356,000



          See accompanying notes to consolidated financial statements.

                                                                                                                 PERIOD FROM
                                                                                YEAR ENDED                      JULY 21, 1989
                                                                                DECEMBER 31,               (DATE OF INCEPTION) TO
                                                                        2001                   2000            DECEMBER 31, 2001
                                                                     -----------            -----------            ----------
Conversion of convertible debt and
   accrued interest into common stock,
   net of unamortized debt discount .....................                     --                     --            $9,947,000
Exchange of advances repayable only out of proceeds of
   public offering for common stock .....................                     --                     --               471,000
Deferred offering costs on warrants exercised ...........                     --                     --                88,000
Issuance of warrants in settlement of litigation for debt
   issue costs and for services rendered ................                     --                     --               364,000
Common stock issued for costs
   related to 10% promissory notes ......................                     --                     --               525,000



          See accompanying notes to consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001

NOTE 1 - HISTORY OF THE BUSINESS AND RECENT DEVELOPMENTS

         Lithium Technology Corporation and its wholly-owned subsidiary, Lithion Corporation, collectively referred to as "LTC", are pre-production stage companies in the process of commercializing unique, solid-state, lithium-ion and lithium polymer rechargeable batteries. LTC is engaged in technology development activities and pilot line manufacturing operations to further advance this battery technology and holds various patents relating to such batteries. LTC has developed innovative flat lithium ion batteries for large, high rate applications including Hybrid Electric Vehicles (HEVs), other automotive applications and energy storage devices for the distributed power/renewable energy market.

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

PENDING TRANSACTION WITH GAIA - In December 2001, LTC entered into a non-binding letter of intent (the "LOI") with the German lithium polymer battery company GAIA Akkumulatorenwerke GmbH, headquartered in Nordhausen/Thuringia, Germany ("GAIA") and Arch Hill Capital N.V. of the Netherlands ("Arch Hill"), the sole stockholder of GAIA. The LOI contemplates a potential share exchange between LTC and GAIA (the "GAIA Share Exchange") whereby LTC would acquire an equity interest in GAIA in exchange for the issuance to Arch Hill of an equity interest in LTC. If LTC consummates the GAIA Share Exchange management anticipates that LTC would enter into a strategic alliance agreement with GAIA and operate the two companies as a single entity with two operating locations -- at Plymouth Meeting, Pennsylvania and at Nordhausen, Germany.

LTC has agreed in the LOI to use its best efforts to consummate the GAIA Share Exchange by May 31, 2002. LTC has not yet entered into any definitive agreements relating to the GAIA Share Exchange and no assurance can be given that the GAIA Share Exchange will be consummated as described herein or at all.

In order to have sufficient capital resources for its development, production, operating and administrative needs and in order to implement the new strategy of combining its operations with GAIA, LTC will need to raise at least $6,000,000 in a new equity financing (the "New Financing"). LTC expects that the New Financing will be a condition precedent to the GAIA Share Exchange. If LTC raises $6,000,000 in the New Financing, management believes that LTC would have sufficient funds to meet its needs until approximately June 2003. Management believes that a second financing transaction will be necessary during the twelve months after the completion of the GAIA Share Exchange, if such transaction is consummated, in order to fully implement the Company's new business plan.

LTC has not entered into any definitive agreements relating to the New Financing and no assurance can be given that the New Financing will be consummated.

BRIDGE FINANCING BY ARCH HILL - Pursuant to the terms of a bridge loan entered into as of January 8, 2002, as amended on March 22, 2002 Arch Hill has agreed to advance working capital to LTC until the earlier of the closing of the New Financing and May 31, 2002. Notes issued to Arch Hill under the bridge financing agreement are convertible, at any time prior to repayment of the Notes, into LTC common stock at $.08 per share. Arch Hill has advanced a total of $1,042,025 through March 22, 2002 convertible into 13,025,312 shares of LTC common stock. LTC believes that provided Arch Hill advances the needed working capital to it under the bridge loan, LTC will have sufficient capital resources to meet its needs and satisfy its obligations through May 31, 2002.

TERMINATION OF MERGER WITH ILION - On December 31, 2001, LTC entered into a Termination Agreement with Ilion Technology Corporation ("Ilion") which was closed on January 8, 2002 when all closing conditions were met (the "Termination Agreement"). Pursuant to the Termination Agreement, the then existing Merger

Agreement between LTC and Ilion, dated January 19, 2000, as amended from time to time, and all other agreements between LTC and Ilion, were terminated. Pursuant to the Merger Agreement between LTC and Ilion, which had a termination date of February 28, 2002, LTC had proposed to merge its lithium battery business with Ilion's. That merger was contingent on an initial public offering by Ilion, which did not occur. (See Note 10 - Subsequent Events.)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         CONSOLIDATION - The consolidated financial statements include the accounts of Lithium Technology Corporation and Lithion Corporation. All significant intercompany accounts and transactions have been eliminated.

         ESTIMATES AND UNCERTAINTIES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates.

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

         CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES - LTC accounts for convertible securities with beneficial conversion features in accordance with Emerging Issues Task Force 98-5, "Accounting for convertible securities with beneficial conversion features or contingently adjustable conversion ratios."

         NET LOSS PER COMMON SHARE - LTC has presented net loss per common share pursuant to SFAS No. 128, "Earnings Per Share". Net loss per common share is based upon the weighted average number of outstanding common shares. For the years ended December 31, 2001 and 2000, LTC's potential common shares have an anti-dilutive effect on earnings per share and, therefore, have not been used in determining the total weighted average number of common shares outstanding. Potential common shares resulting from convertible notes payable, stock options and warrants that would be used to determine diluted earnings per share for the years ended December 31, 2001 and 2000 were as follows:

POTENTIAL COMMON SHARES

                                                2001                  2000
                                          ----------------     ----------------
Convertible promissory notes.........            1,000,000(1)                --
Stock options........................            2,350,000            2,516,000
Warrants.............................            4,186,000            4,186,000
                                                                             --
                                          ----------------     ----------------
Total................................            7,536,000            6,702,000
                                          ================     ================

(1) The above table does not include the 13,000,000 restricted shares of LTC common stock issued to Ilion on January 8, 2002 nor does it include the 39,490,000 shares of LTC common stock that would be issued upon the conversion of the Ilion notes sold to Arch Hill on January 8, 2002 (See Note 10- Subsequent Events.)

         COMPREHENSIVE INCOME - A statement of comprehensive income has not been provided as comprehensive loss equals net loss for all periods presented.

         BUSINESS SEGMENTS - As a development stage enterprise, LTC considers itself to have one operating segment.

         DERIVATIVES - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for all financial years beginning after June 15, 2000. SFAS 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. LTC adopted SFAS No. 133 effective January 1, 2000. The adoption of SFAS No. 133 did not have a significant impact on the financial position or results of operations of LTC because LTC does not have significant derivative activity.

         STOCK-BASED COMPENSATION - In March 2000, the FASB issued Financial Accounting Series Interpretation No. 44 ("FIN 44") entitled "Accounting for Certain Transactions involving Stock Compensation," which provides clarification to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of this Interpretation had no effect on the Company's financial position or results of operations for the current year, but does require that the Company's option plans be accounted for under variable plan accounting (See Note 9).

         RECENT ACCOUNTING PRONOUNCEMENTS - The FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. These statements address how intangible assets that are acquired individually, with a group of other assets or in connection with a business combination should be accounted for in financial statements upon and subsequent to their acquisition. The new statements require that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and establish specific criteria for the recognition of intangible assets separately from goodwill. LTC adopted SFAS No. 141 on July 1, 2001, as required by the new statement. The Company does not expect the adoption of SFAS No. 141 to have a material impact on its financial position or its results of operation. LTC will adopt SFAS No. 142 on January 1, 2002 and does not expect the adoption to have an impact on its financial position or its results of operations.

         The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. While LTC is currently evaluating the impact the adoption of SFAS No. 143 will have on its financial position and results of operations, it does not expect such impact to be material.

         The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. While LTC is currently evaluating the impact the adoption of SFAS no. 144 will have on its financial position and results of operations, it does not expect such impact to be material.

NOTE 3 - OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT'S PLANS TO OVERCOME

         The accompanying consolidated financial statements of LTC have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since its inception, LTC has incurred substantial operating losses and expects to incur additional operating losses over the next several years. Since December 1993, operations have been financed primarily through the use of proceeds from the sale of convertible debt and private placements of common and preferred stock. Continuation of LTC's operations in 2002 is dependent upon the bridge financing from Arch Hill and completion of the New Financing described in Note 1. These conditions raise substantial doubt about LTC's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         MANAGEMENT'S PLANS - LTC has worked closely with selected portable electronics Original Equipment Manufacturers ("OEMs") in the past, exploring various notebook computer, PDA and wireless handset applications. Over the past few years LTC has refocused its unique large footprint cell technology and market activities to concentrate on large, high rate battery applications including advanced automotive batteries for 42-volt systems, Hybrid Electric Vehicles (HEVs) and energy storage devices for the distributed power/renewable energy market. In September 2000, LTC completed its first working prototype lithium-ion HEV battery, complete with battery management and control electronics. A second generation prototype HEV battery, designed to meet the specifications of an existing HEV, was completed in January 2001. LTC is currently working on a prototype 42-volt automotive battery which LTC expects to deliver to a European auto manufacturer in the second quarter of 2002. LTC has not yet delivered a prototype HEV, 42-volt or stationary power battery for testing by a third party.

         As described in Note 1, LTC and GAIA have entered into a LOI relating to a share exchange between LTC and GAIA and a New Financing.

         Management's operating plan seeks to minimize LTC's capital requirements, but commercialization of LTC's battery technology will require substantial amounts of additional capital. LTC expects that technology development and operating and production expenses will increase significantly as it continues to advance its battery technology and develop products for commercial applications. LTC's working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of LTC's technology development program, technological advances, the status of competitors and the ability of LTC and GAIA to collaborate subsequent to the GAIA Share Exchange.

         LTC does not currently have sufficient cash to achieve all its development and production objectives. LTC needs to raise approximately $6,000,000 in the New Financing in order to have sufficient capital resources for its development, production, operating and administrative needs until approximately June 2003. LTC contemplates that a second financing transaction will be necessary during the twelve months after the completion of the GAIA Share Exchange in order to fully implement the new business plan.

     LTC has not yet entered into any definitive agreements relating to the GAIA Share Exchange or the New Financing.

         Pursuant to the terms of a bridge loan entered into as of January 8, 2002, Arch Hill has agreed to advance working capital to LTC until the earlier of the closing of the New Financing or May 31, 2002. Arch Hill has advanced a total of $1,042,025 through March 22, 2002 convertible at $.08 per share into 13,025,312 shares of LTC common stock. LTC believes that provided Arch Hill advances the needed working capital to it under the bridge loan, LTC will have sufficient capital resources to meet its needs and satisfy its obligations through May 31, 2002.

         There can be no assurance that funding will continue to be provided by Arch Hill in the amounts necessary to meet all of LTC's obligations until the closing of the New Financing or that LTC will be able to consummate the New Financing. If the New Financing is not consummated, LTC will assess all available alternatives including a sale of its assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

         The Arch Hill Bridge Loan Agreement does not contain a maximum of the amount of funding that may be advanced under such agreement. Accordingly, there is no maximum amount of notes that may be issued to Arch Hill. The amount of the notes will be related to the working capital advances made by Arch Hill to LTC and the length of time until the New Financing is completed.

NOTE 4 - PROPERTY AND EQUIPMENT:

         Property and equipment at December 31, 2001 is summarized as follows:

                                                                      2001
                                                                ---------------
Laboratory equipment........................................    $     1,382,000

Furniture and office equipment..............................            106,000
Leasehold improvements......................................             48,000
                                                                ---------------
                                                                      1,536,000
                                                                ---------------
Less: Accumulated depreciation and amortization.............          1,301,000
                                                                ---------------
                                                                $       235,000
                                                                ===============

NOTE 5 - NOTE PAYABLE:

         As of December 31, 2001, LTC was in default on a note for a research and development funding agreement. Under the agreement, starting in 1999 LTC was obligated to pay a total of $100,000 for principal and $50,000 for interest through January 2004. LTC did not make payments on the note until 2000. The principal balance remaining under the note is $82,000. On February 28, 2002, LTC remedied the condition of default. The note is secured by the intellectual property rights and equipment developed from the funds provided by this agreement.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES

         As of December 31, 2001, in connection with the Bridge Loan Financing Agreement, Ilion has advanced to LTC working capital of $5,249,000 in the form of Convertible Promissory Notes which have no stated interest rate and are convertible at $.10 per share into LTC common stock if the LTC Ilion merger is not consummated for any reason (See Note 1). Subsequent to December 31, 2001, in connection with the Termination Agreement, Ilion sold to Arch Hill $3,949,000 of LTC notes originally held by Ilion and the remaining $1,300,000 of LTC notes held by Ilion were converted into 13,000,000 restricted shares of LTC common stock (the "Ilion Conversion Shares"). (See Note 1 and Note 10).

         As of December 31, 2001, Arch Hill advanced to LTC working capital of $80,000 in the form of Convertible Promissory Notes which have no stated interest rate (See Note 1). This note is convertible at any time commencing on the date of issuance into 1,000,000 shares of LTC common stock at $0.08 per share. Since the Convertible Promissory Note payable to Arch Hill is convertible at inception, the entire $80,000 of interest expense related to the beneficial conversion feature was recognized as expense for the year ended December 31, 2001.

NOTE 7 - INCOME TAXES:

         Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal temporary difference arises from the net operating loss carryforwards and results in a deferred tax asset of approximately $9,700,000 at December 31, 2001.

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. LTC has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax law, that a full valuation allowance is appropriate at December 31, 2001.

         At December 31, 2001, LTC had net operating loss carryforwards for federal income tax purposes of approximately $25,000,000 expiring in the years 2006 through 2016 and net operating loss carryforwards of approximately $19,600,000 for state income tax purposes, expiring in the years 2005 through 2011.

         Current tax law limits the use of net operating loss carryforwards after there has been a substantial change in ownership (as defined in Internal Revenue Code Section 382) during a three year period. Due to changes in ownership between 1993 and 1997, and the conversion of the Senior Secured Convertible Notes in January 1999, there exists substantial risk that LTC's use of net operating losses may be severely limited under the Internal Revenue Code.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

         LEASE - LTC leases a 12,400 square foot research facility and corporate headquarters in a free-standing building at 5115 Campus Drive in Plymouth Meeting, Pennsylvania pursuant to a Lease

Agreement between PMP Whitemarsh Associates and LTC dated July 22, 1994. The lease had an initial five year term which expired on October 31, 1999. By letter agreements, LTC and the landlord have extended the term of the lease to March 31, 2003. Rental expense under the agreement was $150,000 and $141,000 in 2001 and 2000, respectively.

         LTC is currently leasing the facility under a two year lease extension that commenced on April 1, 2001 and ends on March 31, 2003. The annual rent under the lease extension is approximately $134,000 and $136,000 in years one and two, respectively.

         EMPLOYMENT AGREEMENTS - LTC had an employment agreement with its Director of Research/Senior Scientist providing for annual compensation of $125,000 through February, 2001. The employment agreement was not renewed in 2001.

         In May 1996, LTC entered into a one year employment agreement with its then Chief Executive Officer at an annual salary of $185,000 and other incentives, including performance bonuses and stock options. The agreement was extended through October 1999. Effective November 1, 1999, the Chief Executive Officer resigned. The officer had voluntarily elected to defer his compensation in 1997 and 1998. At December 31, 2001 and 2000, $201,000 of deferrals from 1997 and 1998 have been included in accrued salaries in the accompanying financial statements. In 2000, the Board of Directors approved payment of the officer's $366,000 deferred salary fifty percent in cash and fifty percent in common stock at fair value on the date of issuance. The former officer received $165,000 in cash during 2000.

         Effective November 1, 1999, LTC extended the employment agreement with its Chairman/Chief Executive Officer, Mr. Cade, at an annual salary of $165,000 plus other incentives, including performance bonuses and stock options until the later of February 28, 2002 or one year after the merger with Ilion. (See Note
10).

         Dr. George Ferment, the President, Chief Operating Officer and Chief Technology Officer and a director of LTC, resigned from LTC effective May 31, 2000. Pursuant to a agreement entered into between LTC and Dr. Ferment, LTC paid Dr. Ferment his salary until June 30, 2000 and paid $77,500 to Dr. Ferment on June 30, 2000.

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

         The preferred stock may be entitled to such dividends, redemption rights, liquidation rights, conversion rights and voting rights as the Board of Directors, in its discretion, may determine, in a resolution or resolutions providing for the issuance of any such stock. Rights granted by the Board of Directors may be superior to those of existing shareholders, (including the right to elect a controlling number of directors as a class). Preferred stock can be issued without the vote of the holders of Common Stock. No shares of preferred stock are outstanding at December 31, 2001.

         1994 STOCK INCENTIVE PLAN - LTC's Board of Directors adopted the 1994 Stock Incentive Plan (the "1994 Stock Plan") in February 1994. The 1994 Stock Plan terminates in February 2004, unless terminated earlier by the Board of Directors. A total of 5,333,334 shares of common stock were reserved and available for grants. Stock options permitting the holder to purchase a specified number of shares of common stock are to be granted at an exercise price not less than 100% of the fair value of such stock on the date of grant; however, for any non-qualified Stock Option the option price per share of Common Stock, may alternatively, be fixed at any price deemed to be fair and reasonable, as of the date of grant. The stock options may be in the form of an incentive stock option or a non-qualified stock option. All options outstanding under the 1994 Stock Plan were 100% vested in February 2000. Vested options are exercisable for up to sixty months upon termination of the Grantees employment or association with LTC.

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

         1998 STOCK INCENTIVE PLAN - LTC's Board of Directors adopted the 1998 Stock Incentive Plan (the "1998 Plan") in December 1998. The 1998 Plan terminates in December 2008. A total of 3,000,000 shares of common stock are reserved and available for grant. The exercise price of an option granted under the 1998 Plan will not be less than the fair market value of LTC's Common Stock on the date of grant; however, for any non-qualified Stock Option the option price per share of Common Stock, may alternatively, be fixed at any price deemed to be fair and reasonable, as of the date of grant. All options outstanding under the 1998 Plan were 100% vested in February 2000. Vested options are exercisable for up to sixty months upon termination of the Grantee's employment or association with LTC.

         In September 1999, LTC decreased the exercise price of all outstanding options issued under the 1994 Stock Plan to an exercise price of $0.26 and in June 2000, LTC decreased the exercise price of all outstanding options issued under the Directors Plan and the 1998 Plan having an exercise price in excess of $.28 to $.28. The repricing resulted in approximately $25,000 of additional stock compensation expense to LTC. In February 2000, the Board approved the acceleration of the vesting of all outstanding stock options, on the condition that the optionee consents to a new termination date of the earlier of the original option termination date or the date preceding the Ilion merger. As a result of the repricings, all of LTC's option plans require variable plan accounting beginning on July 1, 2000, as prescribed by FIN 44. This did not result in any additional compensation expense for the years ended December 31, 2001 and 2000. Options under the 1994 Stock Plan, the Directors Plan and the 1998 Plan as of December 31 are summarized as follows:

                                                          2001                                         2000
                                                          ----                                         ----
                                                                    WEIGHTED                                      WEIGHTED
                                                                    AVERAGE                                       AVERAGE
                                             OPTIONS             EXERCISE PRICE            OPTIONS             EXERCISE PRICE
                                            ----------             ----------             ----------             ----------
Outstanding, beginning of year .             2,516,000                   0.27              5,474,000             $     0.27
Granted ........................                     0                      0                 65,000             $     0.48
Exercised ......................                     0                                    (3,023,000)            $     0.27
Cancelled ......................              (166,000)                  0.27                      0             $     0.27
                                            ----------             ----------             ----------             ----------
Outstanding, end of year .......             2,350,000                   0.27              2,516,000             $     0.27
                                            ----------             ----------             ----------             ----------
Options exercisable, end of year             2,350,000                   0.27              2,516,000             $     0.27
                                            ----------             ----------             ----------             ----------

         The following table summarizes information about stock options outstanding at December 31, 2001:

                                                                     WEIGHTED
                                                   WEIGHTED           AVERAGE                             WEIGHTED
       RANGE OF                                     AVERAGE          REMAINING                             AVERAGE
       EXERCISE                OPTIONS             EXERCISE         CONTRACTUAL          OPTIONS          EXERCISE
        PRICES               OUTSTANDING             PRICE             LIFE            EXERCISABLE          PRICE
        ------               -----------             -----             ----            -----------          -----
         0.22                   14,590                .22            7 years              14,590              0.22
         0.25                   13,334                .25            7 years              13,333              0.25
         0.26                1,766,435                .26            4 years           1,766,435              0.26
         0.28                  490,729                .28            7 years             490,729              0.28
         0.48                   65,600                .48            7 years              65,000              0.48

         The per share weighted-average fair value of stock options granted during 2000 was $.27 on the date of grant. No options were granted in 2001. LTC applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had the compensation cost for LTC's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, LTC's pro forma net loss for the year ended December 31, 2000 would have been $3,732,000 ($.07 per share). The pro forma loss for the year ended December 31, 2001 is the net loss of $2,548,000 ($.05 per share).

         The fair value of options granted under LTC's stock option plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: 2000 - no dividend yield, expected volatility of 131%, risk-free interest rate of 6.3% and expected life of 2 years.

WARRANTS -

Warrants as of December 31 are summarized as follows:

                                                        2001                                     2000
                                                        ----                                     ----
                                                                WEIGHTED                                     WEIGHTED
                                                                 AVERAGE                                      AVERAGE
                                                                EXERCISE                                     EXERCISE
                                           WARRANTS               PRICE                WARRANTS                PRICE
                                          ----------            ----------            ----------             ----------
Outstanding, beginning of year             4,186,000            $      .15             4,590,000             $      .15
Cancelled ....................                    --            $      .15              (404,000)            $       15
                                          ----------            ----------            ----------             ----------
Outstanding, end of year .....             4,186,000(1)         $      .15             4,186,000             $      .15
                                          ----------            ----------            ----------             ----------
Exercisable ..................             4,186,000            $      .15             4,186,000             $      .15
                                          ==========            ==========            ==========             ==========

(1) The above table does not include the 12,500,000 warrants issued to Ilion on January 8, 2002. (See Note 10 - Subsequent Events.)

There were no warrants granted or exercised during 2001 or 2000. In December 2001, LTC's Board of Directors approved the extension of the expiration date of all of the outstanding warrants to January 2004. In connection therewith, LTC recognized $469,000 of stock based compensation expenses using the Black-Scholes option pricing model as prescribed by FASB Statement 123 using the following assumptions: no dividend yield, expected volatility of 198%, risk-free interest rate of 4.34% and expected life of 2 years. The following table summarizes information about warrants outstanding at December 31, 2001:

                                           WEIGHTED        WEIGHTED AVERAGE                            WEIGHTED
RANGE OF                 WARRANTS           AVERAGE            REMAINING            WARRANTS            AVERAGE
EXERCISE PRICE          OUTSTANDING     EXERCISE PRICE     CONTRACTUAL LIFE        EXERCISABLE      EXERCISE PRICE
--------------          -----------     --------------     ----------------        -----------      --------------
$0.15                    4,186,000            $.15             2.03 years           4,186,000            $.15

NOTE 10 - SUBSEQUENT EVENTS

TERMINATION OF MERGER WITH ILION - As described above in Note 1, effective as of January 8, 2002 LTC and Ilion entered into a Termination Agreement pursuant to which the Merger Agreement and all other agreements, between LTC and Ilion, were terminated.

         Under the provisions of the Termination Agreement, all rights and obligations of Ilion and LTC under the Merger Agreement, the related bridge financing agreement in effect since October 1999, and all other agreements between LTC and Ilion, were terminated. In connection with the Termination Agreement, Ilion sold to Arch Hill $3,949,000 of LTC notes originally held by Ilion and the remaining $1,300,000 of LTC notes held by Ilion were converted into 13,000,000 restricted shares of LTC common stock (the "Ilion Conversion Shares").

         The Termination Agreement provides that after the termination closing and from time to time as requested by Ilion, LTC will take all appropriate actions to nominate or remove or replace one person designated by Ilion to LTC's Board of Directors provided that Ilion (i) is the beneficial owner of at least 1% of LTC common stock then outstanding during the two year period after the termination closing or (ii) is the beneficial owner of at least 5% of LTC common stock then outstanding at any time after the termination closing.

         As a condition to the Termination Agreement, the existing Warrant Agreement between LTC and Ilion, dated as of January 19, 2000 (the "Warrant Agreement"), relating to 7,500,000 shares of our common stock was amended (the "Warrant Amendment") to increase the number of shares of our common stock subject to the Warrant Agreement to 12,500,000 (the "Warrant Shares") and to extend the termination date of the Warrants to January 10, 2004. The Warrants are currently exercisable at $.15 per share.

         The Termination Agreement also provides that if after the closing of the New Financing and the GAIA Share Exchange the Ilion Conversion Shares and the Warrant Shares do not equal at least 9% of LTC capital stock on a fully diluted basis, then LTC will issue to Ilion warrants to purchase our common stock (the "New Warrant Shares") having the same terms as the warrant and warrant amendment so that the Ilion Conversion Shares, the Warrant Shares and the New Warrant Shares equal 9% of LTC's capital stock on a fully diluted basis immediately after the GAIA Share Exchange.

         In connection with the Bridge Loan from Ilion, LTC granted Ilion a non-exclusive worldwide license to use LTC's thin film technology and manufacturing methods solely as it relates to lithium-ion polymer batteries (the "Original Ilion License"). The Original Ilion License provided that all improvements that were developed by LTC or Ilion during the course of the licensing arrangement are owned by Ilion (the "Improvements"). Under the Termination Agreement, the Original Ilion License was terminated and LTC and Ilion entered into cross licensing agreements whereby worldwide, non-exclusive, royalty free, perpetual license were granted by each to the other with respect to certain specified technology. The cross licensing agreement gives LTC, among other things, the right to use the Improvements owned by Ilion and gives Ilion, among other things, the right to use certain LTC technology that did not constitute Improvements. The license from LTC to Ilion covers all product designs, processing techniques and knowledge known to "those skilled in the art" whether or not patented or patentable which LTC owned or possessed on December 31, 2001 and have communicated to Ilion or was developed by us pursuant to the LTC-Ilion Merger Agreement, solely as the foregoing relates to the materials, design and architecture of lithium-ion/lithium-ion polymer batteries and excluding any of the foregoing as it relates to lithium metal polymer batteries and excluding any improvements to the technology after December 31, 2001. The license from Ilion to LTC covers all product designs, processing techniques and knowledge known to "those skilled in the art" whether or not patented or patentable which Ilion owned or possessed on December 31, 2001 and has communicated to LTC or was developed by LTC pursuant to the LTC-Ilion Merger Agreement, solely as the foregoing relates to the materials, design and architecture of lithium-ion /lithium-ion polymer batteries and excluding any improvements to the technology after December 31, 2001.

        As part of the licensing arrangement LTC agreed not to duplicate Ilion's High Power Device product or design or any other aspect of the high power device system that could be protected by patent, provided however, LTC may duplicate aspects of the system that may be determined by third party analysis. LTC also agreed to not enter the power conditioning reliability market for a period of two years after Proteus Power LLC (or its successor) ("Proteus") enters commercial production or three years after December 31, 2001, whichever is earlier. Subject to the foregoing, LTC has the right to use known conventional construction designs which exist in the commercial marketplace outside of Ilion-Proteus.

         With respect to the Ilion Conversion Shares, the Warrant Shares and the shares issuable upon conversion of the Ilion Notes and the Arch Bridge Notes, LTC granted certain demand and piggy back registration rights commencing May 1, 2002.

         As a further condition to the Termination Agreement on December 31, 2001, LTC entered into a Note Purchase and Sale Agreement with Ilion and Arch Hill (the "Note Purchase and Sale Agreement") which was closed on January 8, 2002 when all closing conditions were met. Under the terms of the Note Purchase and Sale Agreement, Arch Hill acquired from Ilion $3,949,000 principal amount of LTC promissory notes held by Ilion (the "Ilion Notes"), convertible into 39,490,000 shares of our Common Stock. The Ilion Notes were previously issued by LTC to Ilion in connection with the LTC-Ilion Merger Agreement and related bridge financing agreement.

BRIDGE FINANCING BY ARCH HILL - As described above in Note 1, effective as of January 8, 2002 and amended on March 20, 2002, LTC has entered into a bridge loan agreement with Arch Hill pursuant to which Arch Hill has agreed to advance working capital to LTC until the earlier of the closing of the New Financing or May 31, 2002. Notes issued to Arch Hill under the bridge financing agreement are convertible, at any time prior to repayment of the Notes, into LTC common stock at $.08 per share. Arch Hill has advanced a total of $1,042,025 through March 22, 2002 convertible into 13,025,312 shares of LTC common stock.

EMPLOYMENT AGREEMENTS - LTC has entered into an Employment Agreement with David Cade, for a period of three years commencing as of January 1, 2002 (the "Term"), pursuant to which Mr. Cade serves as LTC's Chairman and Chief Executive Officer at a salary of $207,500 per year until the closing of the LTC-GAIA Transaction and thereafter at $250,000 per year, subject to increase at the discretion of the Board of Directors. The Agreement provides that during each fiscal year, Mr. Cade will be eligible to receive a target bonus of up to 40% of his annual salary for such fiscal year with the exact amount of such bonus to be determined in the discretion of the Board of Directors or the applicable committee of the Board of Directors in accordance with performance thresholds for such fiscal year to be agreed upon prior to March 1 of the fiscal year to which the bonus and the performance thresholds relate.

         Mr. Cade's employment agreement provides for certain severance payments benefits in the event his employment is terminated by LTC other than for cause and includes certain confidentiality, non-solicitation and non-competition provisions.

        LTC has entered into an Employment Agreement with Andrew J. Manning, for a period of three years commencing as of January 1, 2002 (the "Term"), pursuant to which Dr. Manning serves as LTC's Executive Vice President, Chief Operating Officer and Chief Technical Officer at a salary of $150,000 per year until the closing of the LTC-GAIA Transaction and thereafter at $175,000 per year, subject to increase at the discretion of the Board of Directors. The Agreement provides that during each fiscal year, Dr. Manning will be eligible to receive a target bonus of up to 20% of his annual salary for such fiscal year with the exact amount of such bonus to be determined in the discretion of the Board of Directors or the applicable committee of the Board of Directors in accordance with performance thresholds for such fiscal year to be agreed upon prior to March 1 of the fiscal year to which the bonus and the performance thresholds relate. Dr. Manning's employment agreement provides for certain severance payment benefits in the event his employment is terminated by LTC other than for cause and includes certain confidentiality, non-solicitation and non-competition provisions.

         2002 STOCK INCENTIVE PLAN - LTC's Board of Directors adopted the 2002 Stock Incentive Plan (the "2002 Plan") in January 2002. The 2002 Plan terminates in January 2012. A total of 7,000,000 shares of common stock are reserved and available for grant. The exercise price of an option granted under the 2002 Plan will not be less than the fair market value of LTC's Common Stock on the date of grant; however, for any non-qualified Stock Option the option price per share of Common Stock, may alternatively, be fixed at any price deemed to be fair and reasonable, as of the date of grant. Options granted that are not vested will be cancelled immediately upon termination of the grantee's employment or association with LTC, except in certain situations such as retirement, death or disability. Vested options are exercisable for up to sixty months upon termination of the Grantee's employment or association with LTC.

         In January 2002, 750,000 options were issued under the 2002 Plan to employees and directors of LTC, having an exercise price of $.20, a term of ten years, with one-half of such options vesting July 1, 2002 and one-half vesting January 22, 2003.

11.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                  QUARTERS ENDED
                                                                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                      MARCH 31             JUNE 30           SEPTEMBER 30          DECEMBER 31
                                                    -----------          -----------          -----------          -----------
2000:
Net revenues .............................          $         0          $         0          $         0          $         0
Net loss .................................          $   855,000          $ 1,128,000          $   700,000          $   820,000
Basic and diluted loss
    per share ............................          $      0.02          $      0.02          $      0.01          $      0.02
                                                    ===========          ===========          ===========          ===========
Weighted average common shares
    outstanding ..........................           49,212,000           50,002,000           50,922,000           50,541,000
                                                    ===========          ===========          ===========          ===========

2001:
Net revenues .............................          $         0          $     7,000          $     5,000          $    10,000
Net loss .................................          $   668,000          $   436,000          $   383,000          $ 1,061,000
Basic and diluted loss per share .........          $      0.01          $      0.01          $      0.01          $      0.02
                                                    ===========          ===========          ===========          ===========
Weighted average common shares outstanding           51,303,305           51,303,305           51,303,305           51,303,305
                                                    ===========          ===========          ===========          ===========

         Basic and diluted net income (loss) per common share for the year ended December 31, 2001 and 2000, differs from the sum of basic and diluted net income
(loss) per common share for the quarters during the respective year due to the different periods used to calculate net income (loss) and weighted average shares outstanding.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LITHIUM TECHNOLOGY CORPORATION

Date: March 27, 2002            By: /S/ DAVID J. CADE
                                    -------------------------------------------
                                    David J. Cade, Chairman and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                By: /S/ WILLIAM D. WALKER
                                    ------------------------------------------
                                    William D. Walker, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons and in the capacities and on the dates indicated.

      Signature                           Title                       Date
      ---------                           -----                       ----
/s/ David J. Cade                       Director                 March 27, 2002
-----------------
David J. Cade

/s/ Stephen F. Hope                     Director                 March 27, 2002
-------------------
Stephen F. Hope

/s/ Ralph D. Ketchum                    Director                 March 27, 2002
--------------------
Ralph D. Ketchum

/s/ Arif Maskatia                       Director                 March 27, 2002
-----------------
Arif Maskatia

/s/ John D. McKey, Jr.                  Director                 March 27, 2002
----------------------
John D. McKey, Jr.