Form 10QSB
period 2002-03-31
LITHIUM TECHNOLOGY CORP
filed 2002-05-14
CIK 804154

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

         (Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For The Quarterly Period Ended March 31, 2002

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

                                  Yes __ No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2002: 64,303,305 shares of Common Stock

           Transitional Small Business Disclosure Format (check one):

                                   Yes __ No X

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS                                                                  PAGE

                    Condensed Consolidated Balance Sheets - March 31, 2002                                 3
                                 and December 31, 2001 (Unaudited)

                    Condensed Consolidated Statements of Operations - Three Months
                                 Ended March 31, 2002 and 2001, and Period From
                                 July 21, 1989 (Date of Inception) to March 31, 2002 (Unaudited)           4

                    Condensed Consolidated Statements of Changes in Stockholders'
                                 Deficiency - Three Months Ended March 31, 2002 (Unaudited)                5

                    Condensed Consolidated Statements of Cash Flows - Three Months
                                 Ended March 31, 2002 and 2001, and Period from
                                 July 21, 1989 (Date of Inception) to March 31, 2002 (Unaudited)           6

                    Notes to Condensed Consolidated Financial Statements - Three Months
                                 Ended March 31, 2002 (Unaudited)                                          9

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                                                   17

                                          PART II - OTHER INFORMATION                                     21

ITEM 1.             LEGAL PROCEEDINGS                                                                     21

ITEM 2.             CHANGES IN SECURITIES AND USE OF PROCEEDS                                             21

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES                                                       21

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                   21

ITEM 5.             OTHER INFORMATION                                                                     21

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K                                                      21

                         PART I - FINANCIAL INFORMATION

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                         March 31, 2002      December 31, 2001
                                                                                          ------------         ------------
ASSETS:

CURRENT ASSETS:
     Cash and cash equivalents                                                            $    168,000         $     60,000
     Prepaid insurance                                                                          16,000         $     10,000
                                                                                          ------------         ------------
         Total Current Assets                                                                  184,000               70,000
                                                                                          ------------         ------------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF $1,336,000 AND $1,301,000             218,000              235,000

SECURITY DEPOSIT                                                                                21,000               21,000
                                                                                          ------------         ------------

         Total assets                                                                     $    423,000         $    326,000
                                                                                          ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                $    273,000         $    293,000
     Accrued salaries                                                                          201,000              201,000
     Note Payable                                                                               73,000               82,000
     Covertible promissory notes                                                             1,042,000               80,000
                                                                                          ------------         ------------
         Total current liabilities                                                           1,589,000              656,000
                                                                                          ------------         ------------

LONG-TERM LIABILITIES:
     Convertible promissory notes                                                            3,949,000            5,249,000
                                                                                          ------------         ------------

         Total liabilities                                                                   5,538,000            5,905,000
                                                                                          ------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
     Preferred Stock, par value $.01 per share
          Authorized - 100,000 shares
          Issued and outstanding - None

     Common stock, par value $.01 per share:
          Authorized - 125,000,000 shares
          Issued and outstanding  - 64,303,305 and  51,303,305 shares                          643,000              513,000
     Additional paid-in capital                                                             69,594,000           47,719,000
     Accumulated deficit                                                                    (6,865,000)          (6,865,000)
     Deficit accumulated during development stage                                          (68,487,000)         (46,946,000)
                                                                                          ------------         ------------

         Total stockholders' equity (deficiency)                                            (5,115,000)          (5,579,000)
                                                                                          ------------         ------------
                                                                                          $    423,000         $    326,000
                                                                                          ============         ============

See accompanying notes to condensed consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                        Three Months Ended March 31,      Period From July 21, 1989
                                                                      ---------------------------------    (Date of Inception) to
                                                                          2002                 2001           March 31, 2002)
                                                                      ------------         ------------         ------------
REVENUES:
     Development contracts                                            $          0         $          0         $    190,000
                                                                      ------------         ------------         ------------

COSTS AND EXPENSES:
     Engineering, research and development                                 394,000              417,000           11,365,000
     General and administrative                                            440,000              250,000           15,235,000
     Stock based compensation expense                                    2,755,000                 --              5,018,000
                                                                      ------------         ------------         ------------
                                                                         3,589,000              667,000           31,618,000
                                                                      ------------         ------------         ------------
OTHER INCOME (EXPENSE):
     Interest expense, net of interest income                               (2,000)              (1,000)          (1,838,000)
     Interest expense related to beneficial conversion feature         (17,950,000)                --            (35,871,000)
     Other non-operating income                                               --                   --                650,000
                                                                      ------------         ------------         ------------
                                                                       (17,952,000)              (1,000)         (37,059,000)
                                                                      ------------         ------------         ------------


NET LOSS                                                              $(21,541,000)        $   (668,000)        $(68,487,000)
                                                                      ============         ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:                   63,147,735           51,294,305
                                                                      ============         ============

BASIC AND DILUTED NET LOSS PER SHARE:                                 $       (.34)        $       (.01)
                                                                      ============         ============

See accompanying notes to condensed consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                  (UNAUDITED)

                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                                                                                     During
                                                      Common Stock               Additional       Accumulated      Development
                                                 Shares           Amount      Paid-In Capital       Deficit           Stage
                                              ------------     ------------     ------------     ------------      ------------
BALANCES AT DECEMBER  31, 2001                  51,303,305     $    513,000     $ 47,719,000     $ (6,865,000)     $(46,946,000)

Three months ended March 31, 2002:

     Issuance of Warrants                                                          2,755,000
     Beneficial conversion feature related
      to convertible notes                                                        17,950,000
     Upon conversion of convertible notes       13,000,000          130,000        1,170,000

     Net loss                                                                                                       (21,541,000)
                                              ------------     ------------     ------------     ------------      ------------

BALANCES AT MARCH 31, 2002                      64,303,305     $    643,000     $ 69,594,000     $ (6,865,000)     $(68,487,000)
                                              ============     ============     ============     ============      ============

See accompanying notes to condensed consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                                   Period From
                                                                                                                  July 21, 1989
                                                                                   Three Months Ended           (Date of Inception)
                                                                                         March 31,                      to
                                                                                  2002               2001          March 31, 2002
                                                                              ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                      $(21,541,000)      $   (668,000)      $(68,487,000)
Adjustments to reconcile net loss to net cash flows from operating
Activities:
   Interest expense relating to the beneficial conversion feature of the
       Convertible Notes                                                        17,950,000               --           35,871,000
   Depreciation                                                                     35,000             36,000          1,338,000
   Amortization of debt issue costs                                                   --                 --            1,070,000
   Common stock and warrants issued at prices below fair market value            2,755,000               --            3,922,000
   Repricing of outstanding options                                                   --                 --               25,000
   Repricing of outstanding warrants                                                  --                 --            1,071,000
   Reduction of accrued expenses                                                      --                 --             (270,000)
   Common stock issued in lieu of interest                                            --                 --            1,915,000
   Fair value of warrants and option granted for services rendered                    --                 --              209,000
   Common stock issued for services provided                                          --                 --              273,000
   Common stock issued upon settlement of litigation                                  --                 --              125,000
   Expenses paid by shareholder on behalf of Company                                  --                 --               79,000
   Changes in operating assets and liabilities:                                       --                 --                 --
        Accounts receivable                                                           --                 --                 --
        Other current assets                                                        (6,000)              --              (16,000)
        Security and equipment deposits                                               --                 --              (21,000)
        Accounts payable, accrued expenses and customer deposits                   (29,000)           104,000          2,080,000
        Due to related parties                                                        --                 --             (118,000)
                                                                              ------------       ------------       ------------


     Net cash used in operating activities                                        (836,000)          (528,000)       (20,934,000)
                                                                              ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                             (18,000)           (25,000)        (1,306,000)
   Other                                                                              --                 --               94,000
                                                                              ------------       ------------       ------------

Net cash provided by (used in) investing activities                           $    (18,000)      $    (25,000)      $ (1,212,000)
                                                                              ------------       ------------       ------------

See accompanying notes to condensed consolidated financial statements.

                                                                                                                   Period From
                                                                                                                  July 21, 1989
                                                                                    Three Months Ended         (Date of Inception)
                                                                                         March 31,                      to
                                                                                   2002              2001         March 31, 2002
                                                                                ------------     ------------      ------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds received from Convertible Promissory Notes                               962,000          548,000         6,291,000
   Net advance repayable only out of proceeds of public offering                        --               --             471,000
   Proceeds received upon issuance of common stock                                      --               --           3,789,000
   Proceeds received from issuance of preferred stock, net of related costs             --               --             100,000
   Proceeds received upon exercise of options and warrants, net of costs                --               --           1,455,000
   Net advances by former principal stockholder                                         --               --             321,000
   Proceeds from sale of convertible debt                                               --               --          10,874,000
   Debt issue costs                                                                     --               --            (887,000)
   Repayment of convertible debt                                                        --               --            (100,000)
                                                                                ------------     ------------      ------------

     Net cash provided by financing activities                                       962,000          548,000        22,314,000
                                                                                ------------     ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                              108,000           (5,000)          168,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        60,000           52,000              --
                                                                                ------------     ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $    168,000     $     47,000      $    168,000
                                                                                ============     ============      ============

See accompanying notes to condensed consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED

                                                                                                                    Period From
                                                                                                                   July 21, 1989
                                                                                         Three Months Ended          (Date of
                                                                                              March 31,            Inception) to
                                                                                        2002            2001       March 31, 2002
                                                                                     ----------      ----------      ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Contribution to capital by former principal stockholder                                  --              --       $ 3,659,000
  Related party debt exchanged for convertible debt                                        --              --       $   321,000
  Exchange of indebtedness to former principal stockholder for common stock                --              --       $   445,000
  Issuance of common stock for services and accrued salaries                               --              --       $   501,000
  Exchange of equipment and accrued rent for common stock                                  --              --       $   271,000
  Subordinated notes and related accrued interest exchanged for Series A                   --              --       $ 3,300,000
   preferred stock
  Exchange of convertible debt for convertible preferred stock                             --              --       $   356,000
  Conversion of convertible debt and accrued interest into common stock, net of
   unamortized debt discount                                                         $1,300,000            --       $11,247,000
  Exchange of advances repayable only out of proceeds of public offering for
   common stock                                                                            --              --       $   471,000
  Deferred offering costs on warrants exercised                                            --              --       $    88,000
  Issuance of warrants in settlement of litigation for debt issue costs and for
   services rendered                                                                       --              --       $   364,000
  Common stock issued for costs related to 10% promissory notes                            --              --       $   525,000
  Issuance of warrants                                                               $2,755,000                     $ 2,755,000

See accompanying notes to condensed consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any interim period.

2.       CRITICAL ACCOUNTING POLICIES AND RECENT PRONOUNCEMENTS

CONSOLIDATION -- The consolidated financial statements include the accounts of Lithium Technology Corporation and Lithion Corporation. All significant intercompany accounts and transactions have been eliminated.

ESTIMATES AND UNCERTAINTIES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates.

STOCK OPTIONS -- In accordance with Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), LTC has elected to account for stock option grants to employees using the intrinsic value based method prescribed by APB Opinion No. 25.

CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES -- LTC accounts for convertible securities with beneficial conversion features in accordance with Emerging Issues Task Force 98-5, "Accounting for convertible securities with beneficial conversion features or contingently adjustable conversion ratios."

STOCK-BASED COMPENSATION -- In March 2000, the FASB issued Financial Accounting Series Interpretation No. 44 ("FIN 44") entitled "Accounting for Certain Transactions involving Stock Compensation," which provides clarification to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of this Interpretation had no effect on the Company's financial position or results of operations for the current year, but does require that the Company's option plans be accounted for under variable plan accounting (See Note 9).

RECENT ACCOUNTING PRONOUNCEMENTS -- The FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. These statements address how intangible assets that are acquired individually, with a group of other assets or in connection with a business combination should be accounted for in financial statements upon and subsequent to their acquisition. The new statements require that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and establish specific criteria for the recognition of intangible assets separately from goodwill. LTC adopted SFAS No. 141 on July 1, 2001, as required by the new statement. The adoption of SFAS No. 141 did not have any impact on LTC's financial position or its results of operations. LTC adopted SFAS No. 142 on January 1, 2002 and the adoption did not have any impact on LTC's financial position or its results of operations.

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

3.       HISTORY OF THE BUSINESS

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

PENDING TRANSACTION WITH GAIA - In December 2001, LTC entered into a non-binding letter of intent (the "LOI") with the German lithium polymer battery company GAIA Akkumulatorenwerke GmbH, headquartered in Nordhausen/Thuringia, Germany ("GAIA") and Arch Hill Capital N.V. of the Netherlands ("Arch Hill"), the beneficial owner of all of the outstanding shares of GAIA. The LOI contemplates a potential share exchange (the "GAIA Share Exchange") whereby LTC would acquire an equity interest in GAIA in exchange for the issuance to Arch Hill of an equity interest in LTC. If LTC consummates the GAIA

Share Exchange, management anticipates that LTC would enter into a strategic alliance agreement with GAIA and operate the two companies as a single entity with two operating locations - at Plymouth Meeting, Pennsylvania and at Nordhausen, Germany.

LTC has agreed in the LOI to use its best efforts to consummate the GAIA Share Exchange by May 31, 2002. LTC has not yet entered into any definitive agreements relating to the GAIA Share Exchange and no assurance can be given that the GAIA Share Exchange will be consummated as described herein or at all. The applicable accounting for the contemplated transactions between LTC, GAIA, Arch Hill and any other parties will be determined when and if any definitive agreements are executed.

In order to have sufficient capital resources for its development, production, operating and administrative needs and in order to implement the new strategy of combining its operations with GAIA, LTC will need to raise at least $6,000,000 in a new equity financing (the "New Financing"). LTC expects that the New Financing will be a condition precedent to the GAIA Share Exchange. If LTC raises $6,000,000 in the New Financing, management believes that LTC would have sufficient funds to meet its needs until approximately June 2003. Management believes that a second financing will be necessary during the twelve months after the completion of the GAIA Share Exchange, if such transaction is consummated, in order to fully implement the Company's new business plan.

LTC has not entered into any definitive agreements relating to the New Financing and no assurance can be given that the New Financing will be consummated.

BRIDGE FINANCING BY ARCH HILL - Pursuant to the terms of a bridge loan entered into as of January 8, 2002, as amended on March 22, 2002 Arch Hill has agreed to advance working capital to LTC until the earlier of the closing of the New Financing and May 31, 2002. Notes issued to Arch Hill under the bridge financing agreement are convertible, at any time prior to repayment of the Notes, into LTC common stock at $.08 per share. Arch Hill has advanced a total of $1,042,025 through March 31, 2002 convertible into 13,025,312 shares of LTC common stock. LTC believes that provided Arch Hill advances the needed working capital to it under the bridge loan, LTC will have sufficient capital resources to meet its needs and satisfy its obligations through May 31, 2002.

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

Under the provisions of the Termination Agreement, all rights and obligations of Ilion and LTC under the Merger Agreement, the related bridge financing agreement in effect since October 1999, and all other agreements between LTC and Ilion, were terminated. In connection with the Termination Agreement, Ilion sold to Arch Hill $3,949,000 of LTC notes originally held by Ilion and the remaining $1,300,000 of LTC notes held by Ilion were converted into 13,000,000 restricted shares of LTC common stock (the "Ilion Conversion Shares"). LTC recognized $16,483,000 of interest expense related to the beneficial conversion feature during the three months ended March 31, 2002. (See Note 7).

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

As a condition to the Termination Agreement, the existing Warrant Agreement between LTC and Ilion, dated as of January 19, 2000 (the "Warrant Agreement"), relating to 7,500,000 shares of our common stock was amended (the "Warrant Amendment") to increase the number of shares of LTC common stock subject to the Warrant Agreement to 12,500,000 (the "Warrant Shares") and to extend the termination date of the Warrants to January 10, 2004. The Warrants are currently exercisable at $.15 per share. In connection therewith, LTC recognized $2,755,000 of stock based compensation expense during the three months ended March 31, 2002.

The Termination Agreement also provides that if after the closing of the New Financing and the GAIA Share Exchange the Ilion Conversion Shares and the Warrant Shares do not equal at least 9% of LTC capital stock on a fully diluted basis, then LTC will issue to Ilion warrants to purchase LTC common stock (the "New Warrant Shares") having the same terms as the warrant and warrant amendment so that the Ilion Conversion Shares, the Warrant Shares and the New Warrant Shares equal 9% of LTC's capital stock on a fully diluted basis immediately after the GAIA Share Exchange.

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

4.       OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT'S PLANS TO
         OVERCOME:

The accompanying consolidated financial statements of LTC have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since its inception, LTC has incurred substantial operating losses and expects to incur additional operating losses over the next several years. Since December 1993, operations have been financed primarily through the use of proceeds from the sale of convertible debt and private placements of common and preferred stock. Continuation of LTC's operations in 2002 is dependent upon the bridge financing from Arch Hill and completion of the New Financing described in
Note 3. These conditions raise substantial doubt about LTC's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As described in Note 3, LTC and GAIA have entered into a LOI relating to a share exchange and a New Financing.

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

Pursuant to the terms of a bridge loan entered into as of January 8, 2002, Arch Hill has agreed to advance working capital to LTC until the earlier of the closing of the New Financing or May 31, 2002. Arch Hill has advanced a total of $1,294,567 through April 24, 2002 convertible at $.08 per share into 16,182,087 shares of LTC common stock. LTC believes that provided Arch Hill advances the needed working capital to it under the bridge loan, LTC will have sufficient capital resources to meet its needs and satisfy its obligations through May 31, 2002.

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

5.       PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2002 are summarized as follows:

         Laboratory equipment ..........................         $ 1,396,000
         Furniture and office equipment ................             110,000
         Leasehold improvements ........................              48,000
                                                                 -----------
                                                                 $ 1,554,000
         Less: Accumulated depreciation and amortization          (1,336,000)
                                                                 -----------
                                                                 $   218,000
                                                                 ===========

6.       NOTE PAYABLE

As of December 31, 2001, LTC was in default on a note for a research and development funding agreement. Under the agreement, starting in 1999 LTC was obligated to pay a total of $100,000 for principal and $50,000 for interest through January 2004. LTC did not make payments on the note until 2000. On February 28, 2002, LTC remedied the condition of default. As of March 31, 2002, the principal balance remaining under the note is $73,000. The note is secured by the intellectual property rights and equipment developed from the funds provided by this agreement.

7.       CONVERTIBLE PROMISSORY NOTES

As of December 31, 2001, in connection with the Bridge Loan Financing Agreement, Ilion has advanced to LTC working capital of $5,249,000 in the form of Convertible Promissory Notes which have no stated interest rate and are convertible at $.10 per share into LTC common stock if the LTC Ilion merger was not consummated for any reason (See Note 3). Since the Convertible Promissory Notes became convertible on January 8, 2002, the entire $16,483,000 of interest expense related to the beneficial conversion venture was recognized as expense during January 2002. During January 2002, in connection with the Termination Agreement, Ilion sold to Arch Hill $3,949,000 of LTC notes originally held by Ilion and the remaining $1,300,000 of LTC notes held by Ilion were converted into 13,000,000 restricted shares of LTC common stock (the "Ilion Conversion Shares").

As of March 31, 2002, Arch Hill advanced to LTC working capital of $1,042,025 (including $962,025 advanced during the three months ended March 31, 2002) in the form of Convertible Promissory Notes which have no stated interest rate (See
Note 3). The notes are convertible at any time commencing on the date of issuance into 13,025,312 shares of LTC common stock at $0.08 per share. Since the Convertible Promissory Notes totaling $962,025 payable to Arch Hill are convertible at inception, the entire $1,467,000 of interest expense related to the beneficial conversion feature of these Notes was recognized as expense during the three months ended March 31, 2002. (See Note 10).

8.       COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS - LTC has entered into an Employment Agreement with David Cade, for a period of three years commencing as of January 1, 2002 (the "Term"), pursuant to which Mr. Cade serves as LTC's Chairman and Chief Executive Officer at a salary of $207,500 per year until the closing of the LTC-GAIA Transaction and thereafter at $250,000 per year, subject to increase at the discretion of the Board of Directors. The Agreement provides that during each fiscal year, Mr. Cade will be eligible to receive a target bonus of up to 40% of his annual salary for such fiscal year with the exact amount of such bonus to be determined at the discretion of the Board of Directors or the applicable committee of the Board of Directors in accordance with performance thresholds for such fiscal year to be agreed upon prior to March 1 of the fiscal year to which the bonus and the performance thresholds relate. Mr. Cade's employment agreement provides for certain severance payment benefits in the event his employment is terminated by LTC other than for cause and includes certain confidentiality, non-solicitation and non-competition provisions.

LTC has entered into an Employment Agreement with Andrew J. Manning, for a period of three years commencing as of January 1, 2002 (the "Term"), pursuant to which Dr. Manning serves as LTC's Executive Vice President, Chief Operating Officer and Chief Technical Officer at a salary of $150,000 per year until the closing of the LTC-GAIA Transaction and thereafter at $175,000 per year, subject to increase at the discretion of the Board of Directors. The Agreement provides that during each fiscal year, Dr. Manning will be eligible to receive a target bonus of up to 20% of his annual salary for such fiscal year with the exact amount of such bonus to be determined at the discretion of the Board of Directors or the applicable committee of the Board of Directors in accordance performance thresholds for such fiscal year to be agreed upon prior to March 1 of the fiscal year to which the bonus and the performance thresholds relate. Dr. Manning's employment agreement provides for certain severance payment benefits in the event his employment is terminated by LTC other than for cause and includes certain confidentiality, non-solicitation and non-competition provisions.

9.       STOCKHOLDERS' EQUITY

2002 STOCK INCENTIVE PLAN - LTC's Board of Directors adopted the 2002 Stock Incentive Plan (the "2002 Plan") in January 2002. The 2002 Plan terminates in January 2012. A total of 7,000,000 shares of common stock are reserved and available for grant. The exercise price of an option granted under the 2002 Plan will not be less than the fair market value of LTC's Common Stock on the date of grant; however, for any non-qualified Stock Option the option price per share of Common Stock, may alternatively be fixed at any price deemed to be fair and reasonable, as of the date of grant. Options granted that are not vested will be cancelled immediately upon termination of the grantee's employment or association with LTC, except in certain situations such as retirement, death or disability. Vested options are exercisable for up to sixty months upon termination of the Grantee's employment or association with LTC.

In January 2002, 750,000 options were issued under the 2002 Plan to employees and directors of LTC, having an exercise price of $.20, a term of ten years, with one-half of such options vesting July 1, 2002 and one-half vesting January 22, 2003.

Options under the 1994 Stock Plan, The Directors Plan, the 1998 Plan and the 2002 Plan as of March 31, 2002 are summarized as follows:

                                                                    WEIGHTED
                                                                    AVERAGE
                                                 OPTIONS         EXERCISE PRICE
                                                 -------         --------------
Outstanding, beginning of period                2,350,000           $    0.27
Granted                                           750,000           $    0.20
Exercised                                               0                   0
Cancelled                                               0                   0
                                                ---------           ---------
Outstanding, end of period                      3,100,000           $    0.25
                                                ---------           ---------
Options exercisable, end of period              2,350,000           $    0.27
                                                ---------           ---------

Warrants as of March 31, 2002 are summarized as follows:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                  WARRANTS        EXERCISE PRICE
                                                  --------        --------------
         Outstanding, beginning of period         4,186,000         $     0.15
         Granted                                 12,500,000(1)      $     0.15
         Cancelled                                        0                  0
                                                 ----------         ----------
         Outstanding, end of period              16,686,000         $     0.15
                                                 ----------         ----------
         Exercisable                             16,686,000         $     0.15
                                                 ----------         ----------

         (1) In connection therewith, LTC recognized $2,755,000 of stock based compensation expenses using the Black-Scholes option pricing model as prescribed by FASB Statement 123 using the following assumptions: no dividend yield, expected volatility of 198%, risk free interest rate of 4.34% and expected life of 2 years. (See
              Note 3).

10.      SUBSEQUENT EVENT

On April 24, 2002, Arch Hill advanced an additional $252,542 to LTC under terms of the bridge loan agreement that is convertible at any time commencing on the date of issuance into 3,156,775 shares of LTC common stock at $.08 per share.

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

We have worked closely with selected portable electronics original equipment manufacturers (OEMs) in the past, exploring various notebook computer, PDA and wireless handset applications. Over the past few years we have refocused our large footprint cell technology and market activities to concentrate on large, high rate battery applications including advanced automotive batteries for 42-volt systems, HEVs and energy storage devices for the distributed power/renewable energy market. In September 2000, we completed our first working prototype lithium-ion HEV battery, complete with battery management and control electronics. A second generation prototype HEV battery, designed to meet the specifications of an existing HEV, was completed in January 2001. We are currently working on a prototype 42-volt automotive battery which we expect to deliver to a European auto manufacturer in the second quarter of 2002. We have not yet delivered a prototype HEV, 42-volt or stationary power battery for testing by a third party.

In December 2001 we entered into a non-binding LOI with GAIA and Arch Hill, the beneficial owner of all of the outstanding shares of GAIA. The LOI contemplates a potential share exchange whereby we would acquire an equity interest in GAIA in exchange for the issuance to Arch Hill of an equity interest in us. If we consummate the GAIA Share Exchange we anticipate that we would enter into a strategic alliance agreement with GAIA and operate the two companies as a single entity with two operating locations - at Plymouth Meeting, Pennsylvania and at Nordhausen, Germany.

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

For a further description of the GAIA Share Exchange, the bridge financing with Arch Hill and the termination of the Merger Agreement with Ilion see our Form 10-KSB for the year ended December 31, 2001.

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

              LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

We have financed our operations since inception with convertible debt and private placements of common stock and have raised approximately $20.7 million, including $5,249,000 from Ilion and $1,042,025 from Arch Hill as of March 31, 2002.

At March 31, 2002, we had cash and cash equivalents of $168,000, fixed assets of $218,000 and other assets of $37,000. Our total liabilities were $5,538,000 consisting of accounts payable, accrued salaries, accrued expenses and a convertible promissory note to Arch Hill in the amount of $1,589,000 and convertible promissory notes held by Arch Hill (formerly held by Ilion - see
Note 2) in the amount of $3,949,000. We had a working capital deficit of $1,405,000 on March 31, 2002 as compared to a working capital deficit of $586,000 on December 31, 2001. The increase in the working capital deficit is primarily attributable to the convertible note payable to Arch Hill.

Our cash and cash equivalents increased by approximately $108,000 from December 31, 2001 to March 31, 2002. The cash increase is attributable primarily to funding from Arch Hill in advance of payments to trade creditors.

Our stockholders' deficiency was $5,115,000 at March 31, 2002, after giving effect to an accumulated deficit of $75,352,000 which consisted of $68,487,000 accumulated deficit during the development stage from July 21, 1989 through March 31, 2002 and $6,865,000 accumulated deficit from prior periods. We expect to incur substantial operating losses as we continue our commercialization efforts.

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

Pursuant to the terms of a bridge loan entered into as of January 8, 2002 as amended on March 20, 2002, Arch Hill has agreed to advance working capital to us until the earlier of the closing of the New Financing and May 31, 2002. Arch Hill has advanced a total of $1,294,567 through April 24, 2002 convertible at $.08 per share into 16,182,087 shares of our common stock. We believe that provided Arch Hill advances the needed working capital to us under the bridge loan, we will have sufficient capital resources to meet our needs and satisfy our obligations through May 31, 2002.

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

                              RESULTS OF OPERATIONS

We had no revenues from commercial operations for the three months ended March 31, 2002 and 2001.

Engineering, research and development expenses were $394,000 for the three months ended March 31, 2002 compared to $417,000 for the three months ended March 31, 2001. The decrease of $23,000 was due primarily to decreased salaries and temporary technical assistance offset by increased lab supplies.

General and administrative expenses were $440,000 for the three months ended March 31, 2002 compared to $250,000 for the three months ended March 31, 2001. The increase of $190,000 was due to increased legal, accounting and other expenses.

Stock based compensation expenses were $2,755,000 for the three months ended March 31, 2002 compared to $0 for the three months ended March 31, 2001. The $2,755,000 of expense was caused by the issuance of 12,500,000 warrants to Ilion pursuant to terms of the Termination Agreement (See Note 2).

Interest expense increased to $2,000 (net of interest income of $1,000) for the three months ended March 31, 2002 compared to $1,000 (net of interest income of $2,000) for the three months ended March 31, 2001.

In connection with the additional $962,025 of convertible promissory notes payable to Arch Hill, $1,457,000 of interest expense related to the beneficial conversion feature was recognized as expense for the three months ended March 31, 2002. Since the Convertible Promissory Note payable to Arch Hill is convertible at inception, the entire $1,467,000 of interest expense related to the beneficial conversion feature was recognized as expense during the three months ended March 31, 2002.

In connection with the Bridge Loan Financing Agreement, Ilion had advanced to LTC working capital of $5,249,000 in the form of Convertible Promissory Notes which have no stated interest rate and are convertible at $.10 per share into LTC common stock if the LTC Ilion merger was not consummated for any reason (See Notes 3 and 7). Since the Convertible Promissory Notes became convertible on January 8, 2002, the entire $16,483,000 of interest expense related to the beneficial conversion feature was recognized as expense during January 2002.

SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the successful commercialization of our batteries, future demand for our products, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, our ability to consummate the share exchange and financing described herein and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially form those described herein as anticipated, believed, estimated or expected.

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

                   None.

ITEM 5.         OTHER INFORMATION

                   None.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                  a) The following Exhibits are filed as part of this Report or incorporated herein by reference:

                  10.4     2002 Stock Incentive Plan. (1)

                  10.9 Form of Incentive Stock Option Agreement relating to LTC's 2002 Stock Incentive Plan. (1)

                  10.10 Form of Non-Qualified Incentive Stock Option Agreement relating to LTC's 2002 Stock Incentive Plan [For Employees]. (1)

                  10.11 Form of Non-Qualified Incentive Stock Option Agreement relating to LTC's 2002 Stock Incentive Plan [For Consultants and Non-Employee Directors]. (1)

                  10.24    Form of Third Warrant Amendment Agreement. (1)

                  10.27 Employment Agreement dated as of January 1, 2002 between David J. Cade and LTC. (1)

                  10.30 Employment Agreement dated as of January 1, 2002 between Andrew J. Manning and LTC. (1)

                  10.31 Termination Agreement, dated as of December 31, 2001, between LTC and Ilion [Schedules and Exhibits omitted]. (1)

                  10.32 Warrant Amendment Agreement, dated as of December 31,2001, between LTC and Ilion. (2)

                  10.33 License Agreement, dated as of December 31, 2001, from LTC to Ilion [Schedules omitted]. (2)

                  10.34 License agreement, dated as of December 31,2001 from Ilion to LTC [Schedules omitted]. (2)

                  10.35 Note Purchase and Sale Agreement, dated as of December 31, 2001, among Ilion, Arch Hill and LTC. [Schedules omitted]. (2)

                  10.36 Interim Financing Letter Agreement, dated as of December 31, 2001 between LTC and Arch Hill [Schedules and Exhibits omitted]. (2)

                  10.37 Form of Convertible Promissory Note to be issued under the Interim Financing Letter Agreement between LTC and Arch. (2)

                  10.38 Bridge Financing Amendment Agreement, dated as of March 20, 2002, between LTC and Arch Hill. (1)


                  b)       Form 8-K Reports during the Quarter Ended March 31,
                           2002:

                           Form 8-K dated January 8, 2002 reporting on the termination of the LTC-Ilion merger agreement, the closing of the Note Purchase and Sale Agreement among Ilion, Arch Hill and LTC and the execution and delivery of the Interim Financing Letter Agreement between LTC and Arch Hill.

(1) Incorporated herein by reference to LTC's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

(2) Incorporated herein by reference to LTC's Report on Form 8-K dated January 23, 2002.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2002                  LITHIUM TECHNOLOGY CORPORATION



                              By:  /s/ David J. Cade
                                   -------------------------------------------
                                   David J. Cade, Chairman and Chief Executive
                                   Officer (Principal Executive Officer)




                              By: /s/ William D. Walker
                                  --------------------------------------------
                                   William D. Walker, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)