Form 10QSB
period 2002-03-30
LITHIUM TECHNOLOGY CORP
filed 2002-08-14
CIK 804154

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

    (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2002

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

                               Yes  [ ]   No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2002: 64,303,305 shares of Common Stock.

           Transitional Small Business Disclosure Format (check one):

                               Yes  [ ]   No  [X]

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX


                         PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS                                                 PAGE
           Condensed Consolidated Balance Sheets - June 30, 2002
           and December 31, 2001 (Unaudited)                                       3

           Condensed Consolidated Statements of Operations -
           Three Months and Six Months Ended June 30, 2002
           and 2001, and Period From July 21, 1989 (Date of
           Inception) to June 30, 2002 (Unaudited)                                 4

           Condensed Consolidated Statements of Changes in Stockholders'
           Deficiency - Six Months Ended June 30, 2002 (Unaudited)                 6

           Condensed Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 2002 and 2001, and
           Period from July 21, 1989 (Date of Inception) to
           June 30, 2002 (Unaudited)                                               7

           Notes to Condensed Consolidated Financial Statements - Six Months
           Ended June 30, 2002 (Unaudited)                                        10

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                    19

                         PART II - OTHER INFORMATION                              25

ITEM 1.    LEGAL PROCEEDINGS                                                      25

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                              25

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                        25

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    25

ITEM 5.    OTHER INFORMATION                                                      25

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                       26

                         PART I - FINANCIAL INFORMATION

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          JUNE 30, 2002    DECEMBER 31, 2001
ASSETS:
CURRENT ASSETS:
     Cash and cash equivalents                                             $    118,000       $     60,000
     Other                                                                           --             10,000
                                                                           ------------       ------------
         Total Current Assets                                                   118,000             70,000
                                                                           ------------       ------------
PROPERTY AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION OF $1,368,000 AND $1,301,000                                     266,000            235,000
SECURITY DEPOSIT                                                                 21,000             21,000
                                                                           ------------       ------------
         Total assets                                                      $    405,000       $    326,000
                                                                           ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                 $    159,000       $    293,000
     Accrued salaries                                                           201,000            201,000
     Note Payable                                                                70,000             82,000
     Convertible promissory notes                                             1,915,000             80,000
                                                                           ------------       ------------
         Total current liabilities                                            2,345,000            656,000
                                                                           ------------       ------------
LONG-TERM LIABILITIES:
     Convertible promissory notes                                             3,949,000          5,249,000
                                                                           ------------       ------------
         Total liabilities                                                    6,294,000          5,905,000
                                                                           ------------       ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY):
     Preferred Stock, par value $.01 per share
          Authorized - 100,000 shares
          Issued and outstanding - None
     Common stock, par value $.01 per share:
          Authorized - 125,000,000 shares
          Issued and outstanding  - 64,303,305 and  51,303,305 shares           643,000            513,000
     Additional paid-in capital                                              70,358,000         47,719,000
     Accumulated deficit                                                     (6,865,000)        (6,865,000)
     Deficit accumulated during development stage                           (70,025,000)       (46,946,000)
                                                                           ------------       ------------
         Total stockholders' equity (deficiency)                             (5,889,000)        (5,579,000)
                                                                           ------------       ------------
                                                                           $    405,000       $    326,000
                                                                           ============       ============

See accompanying notes to condensed consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      THREE  MONTHS ENDED JUNE 30,
                                                                        2002               2001
                                                                    ------------       ------------
REVENUES:
     Development contracts                                          $      1,000       $      7,000
                                                                    ------------       ------------
COSTS AND EXPENSES:
     Engineering, research and development                               432,000            210,000
     General and administrative                                          341,000            232,000
                                                                    ------------       ------------
                                                                         773,000            442,000
                                                                    ------------       ------------
OTHER INCOME (EXPENSE):
     Interest expense, net of interest income                             (2,000)            (1,000)
     Interest expense related to beneficial conversion feature          (764,000)                --
                                                                    ------------       ------------
                                                                        (766,000)            (1,000)
                                                                    ------------       ------------
NET LOSS                                                            $ (1,538,000)      $   (436,000)
                                                                    ============       ============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:                                                64,303,305         51,294,305
                                                                    ============       ============
BASIC AND DILUTED NET LOSS PER SHARE:                               $       (.02)      $       (.01)
                                                                    ============       ============

See accompanying notes to condensed consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                       SIX MONTHS ENDED JUNE 30,        PERIOD FROM JULY 21, 1989
                                                                    -------------------------------       (DATE OF INCEPTION) TO
                                                                        2002               2001               JUNE 30, 2002)
                                                                    ------------       ------------            ------------
REVENUES:
     Development contracts                                          $      1,000       $      7,000            $    191,000
                                                                    ------------       ------------            ------------
COSTS AND EXPENSES:
     Engineering, research and development                               826,000            627,000              11,797,000
     General and administrative                                          781,000            482,000              15,576,000
     Stock based compensation expense                                  2,755,000                 --               5,018,000
                                                                    ------------       ------------            ------------
                                                                       4,362,000          1,109,000              32,391,000
                                                                    ------------       ------------            ------------
OTHER INCOME (EXPENSE):
     Interest expense, net of interest income                             (4,000)            (2,000)             (1,840,000)
     Interest expense related to beneficial conversion feature       (18,714,000)                --             (36,635,000)
     Other non-operating income                                               --                 --                 650,000
                                                                    ------------       ------------            ------------
                                                                     (18,718,000)            (2,000)            (37,825,000)
                                                                    ------------       ------------            ------------
NET LOSS                                                            $(23,079,000)      $ (1,104,000)           $(70,025,000)
                                                                    ============       ============            ============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:                                                63,726,000         51,294,000
                                                                    ============       ============
BASIC AND DILUTED NET LOSS PER SHARE:                               $       (.36)      $       (.02)
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

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                  (UNAUDITED)

                                                                                                                       DEFICIT
                                                                                                                     ACCUMULATED
                                                                                                                        DURING
                                                    COMMON STOCK                 ADDITIONAL       ACCUMULATED        DEVELOPMENT
                                              SHARES             AMOUNT       PAID-IN CAPITAL       DEFICIT             STAGE
                                              ------             ------       ---------------       -------             -----
BALANCES AT DECEMBER  31, 2001              51,303,305       $    513,000      $ 47,719,000      $ (6,865,000)      $(46,946,000)
Six months ended June 30, 2002:
  Issuance of Warrants                                                            2,755,000
  Beneficial conversion feature related
    to convertible notes                                                         18,714,000
  Upon conversion of convertible notes      13,000,000            130,000         1,170,000

  Net loss                                                                                                           (23,079,000)
                                            ----------       ------------      ------------      ------------       ------------
BALANCES AT JUNE 30, 2002                   64,303,305       $    643,000      $ 70,358,000      $ (6,865,000)      $(70,025,000)
                                            ==========       ============      ============      ============       ============

See accompanying notes to condensed consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                                     PERIOD FROM
                                                                                                                    JULY 21, 1989
                                                                                      SIX MONTHS ENDED           (DATE OF INCEPTION)
                                                                                          JUNE 30                        TO
                                                                                  2002               2001           JUNE 30, 2002
                                                                              ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                      $(23,079,000)      $ (1,104,000)      $(70,025,000)
Adjustments to reconcile net loss to net cash used in operating activities:
   Interest expense relating to the beneficial conversion feature of the
       Convertible Notes                                                        18,714,000                 --         36,635,000
   Depreciation                                                                     67,000             71,000          1,370,000
   Amortization of debt issue costs                                                     --                 --          1,070,000
   Common stock and warrants issued at prices below fair market value            2,755,000                 --          3,922,000
   Repricing of outstanding options                                                     --                 --             25,000
   Repricing of outstanding warrants                                                    --                 --          1,071,000
   Reduction of accrued expenses                                                        --                 --           (270,000)
   Common stock issued in lieu of interest                                              --                 --          1,915,000
   Fair value of warrants and option granted for services rendered                      --                 --            209,000
   Common stock issued for services provided                                            --                 --            273,000
   Common stock issued upon settlement of litigation                                    --                 --            125,000
   Expenses paid by shareholder on behalf of Company                                    --                 --             79,000
   Changes in operating assets and liabilities:
        Other current assets                                                        10,000                 --                 --
        Security and equipment deposits                                                 --                 --            (21,000)
        Accounts payable, accrued expenses and customer deposits                  (146,000)            31,000          1,963,000
        Due to related parties                                                          --                 --           (118,000)
                                                                              ------------       ------------       ------------
     Net cash used in operating activities                                      (1,679,000)        (1,002,000)       (21,777,000)
                                                                              ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                             (98,000)           (29,000)        (1,386,000)
   Other                                                                                --                 --             94,000
                                                                              ------------       ------------       ------------
Net cash provided by (used in) investing activities                           $    (98,000)      $    (29,000)      $ (1,292,000)
                                                                              ------------       ------------       ------------

See accompanying notes to condensed consolidated financial statements.

                                                                                                                      PERIOD FROM
                                                                                                                     JULY 21, 1989
                                                                                         SIX MONTHS ENDED        (DATE OF INCEPTION)
                                                                                             JUNE 30                      TO
                                                                                     2002               2001         JUNE 30, 2002
                                                                                     ----               ----         -------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds received from Convertible Promissory Notes                              1,835,000         1,011,000         7,164,000
   Net advance repayable only out of proceeds of public offering                           --                --           471,000
   Proceeds received upon issuance of common stock                                         --                --         3,789,000
   Proceeds received from issuance of preferred stock, net of related costs                --                --           100,000
   Proceeds received upon exercise of options and warrants, net of costs                   --                --         1,455,000
   Net advances by former principal stockholder                                            --                --           321,000
   Proceeds from sale of convertible debt                                                  --                --        10,874,000
   Debt issue costs                                                                        --                --          (887,000)
   Repayment of convertible debt                                                           --                --          (100,000)
                                                                                 ------------      ------------      ------------
     Net cash provided by financing activities                                      1,835,000         1,011,000        23,187,000
                                                                                 ------------      ------------      ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                58,000           (20,000)          118,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         60,000            52,000                --
                                                                                 ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $    118,000      $     32,000      $    118,000
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

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED

                                                                                                                       PERIOD FROM
                                                                                                                      JULY 21, 1989
                                                                                           SIX MONTHS ENDED             (DATE OF
                                                                                               JUNE 30,               INCEPTION) TO
                                                                                        2002              2001        JUNE 30, 2002
SUPPLEMENTAL CASH FLOW INFORMATION:
  Contribution to capital by former principal stockholder                                     --               --      $ 3,659,000
  Related party debt exchanged for convertible debt                                           --               --      $   321,000
  Exchange of indebtedness to former principal stockholder for common stock                   --               --      $   445,000
  Issuance of common stock for services and accrued salaries                                  --               --      $   501,000
  Exchange of equipment and accrued rent for common stock                                     --               --      $   271,000
  Subordinated notes and related accrued interest exchanged for Series A                      --               --      $ 3,300,000
   preferred stock
  Exchange of convertible debt for convertible preferred stock                                --               --      $   356,000
  Conversion of convertible debt and accrued interest into common stock, net of
   unamortized debt discount                                                         $ 1,300,000               --      $11,247,000
  Exchange of advances repayable only out of proceeds of public offering for
   common stock                                                                               --               --      $   471,000
  Deferred offering costs on warrants exercised                                               --               --      $    88,000
  Issuance of warrants in settlement of litigation for debt issue costs and for
   services rendered                                                                          --               --      $   364,000
  Common stock issued for costs related to 10% promissory notes                               --               --      $   525,000
  Issuance of warrants                                                               $ 2,755,000                       $ 2,755,000

See accompanying notes to condensed consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2002

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements of Lithium Technology Corporation and its wholly-owned subsidiary Lithion Corporation, collectively referred to as LTC or the "Company", included in LTC's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any interim period.

2. CRITICAL ACCOUNTING POLICIES AND RECENT PRONOUNCEMENTS

CONSOLIDATION -- The condensed consolidated financial statements include the accounts of Lithium Technology Corporation and Lithion Corporation. All significant intercompany accounts and transactions have been eliminated.

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

CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES -- LTC accounts for convertible securities with beneficial conversion features in accordance with Emerging Issues Task Force Consensus 98-5, "Accounting for convertible securities with beneficial conversion features or contingently adjustable conversion ratios."

STOCK-BASED COMPENSATION -- In March 2000, the FASB issued Financial Accounting Series Interpretation No. 44 ("FIN 44") entitled "Accounting for Certain Transactions involving Stock Compensation," which provides clarification to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of this Interpretation had no effect on LTC financial position or results of operations for the current year, but does require that certain of LTC's options be accounted for under variable plan accounting (See Note 9).

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

3. HISTORY OF THE BUSINESS

LTC is a pre-production stage company in the process of commercializing unique, solid-state, lithium-ion and lithium polymer rechargeable batteries. LTC is engaged in technology development activities and pilot line manufacturing operations to further advance this battery technology and holds various patents relating to such batteries.

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

LTC has worked closely with selected portable electronics Original Equipment Manufacturers ("OEMs") in the past, exploring various notebook, computer, personal data assistant ("PDA") and wireless handset applications. Over the past few years, LTC has refocused its unique large footprint cell technology and market activities to concentrate on large, high rate battery applications including advanced automotive batteries for 42-volt systems, Hybrid Electric Vehicles ("HEVs") and energy storage devices for the distributed power/renewable energy market. In September 2000, LTC completed its first working prototype lithium-ion HEV battery, complete with battery management and control electronics. A second generation prototype HEV battery, designed to meet the specifications of an existing HEV, was completed in January 2001. LTC is currently working on a prototype 42-volt automotive battery which LTC expects to deliver to a European auto manufacturer in August 2002. LTC has not yet delivered a prototype HEV, 42-volt or stationary polymer battery for testing by a third party.

On January 8, 2002, LTC completed the first step in a strategic repositioning of the Company. In the first phase, LTC and Ilion Technology Corporation terminated their previously existing Merger Agreement dated January 19, 2000, as amended from time to time, to pave the way for LTC's proposed strategic alliance with the German lithium polymer battery company GAIA Akkumulatorenwerke GmbH ("GAIA") of Nordhausen, Thuringia, Germany. This strategic alliance is planned as part of the proposed share exchange and new equity financing transactions described below.

PENDING TRANSACTION WITH GAIA - On June 7, 2002 LTC signed a Share Exchange Agreement which, upon closing, would give LTC a 60% beneficial ownership interest in GAIA. According to the terms of the Share Exchange Agreement, LTC shares are to be issued in exchange (the "Share Exchange") for shares of GAIA Holding B.V. ("GAIA Holding") that are owned by Hill Gate Capital N.V. ("Hill Gate"). Hill Gate, a wholly owned subsidiary of Arch Hill Capital N.V. ("Arch Hill"), controls GAIA Holding which in turn beneficially owns all of the outstanding shares of GAIA. In exchange for its equity ownership in GAIA Holding, the Share Exchange Agreement provides for LTC to issue to Hill Gate 60,000 shares of LTC preferred stock convertible into 66,804,314 shares of LTC common stock.

The Share Exchange Agreement contains conditions to parties' respective obligations to close the transactions contemplated thereby, unless waived by the applicable party, including conditions that:

    -    There be no material adverse change in either LTC or GAIA;

    - Each party shall have performed all covenants required by the Share Exchange Agreement;

    - There shall be no material litigation pending against either LTC or GAIA;

    - LTC and GAIA must have entered into a Strategic Alliance Agreement providing for operation of the two companies as a single entity and covering technology sharing and licensing, product development, production, outsourcing, manufacturing, sales, and distribution;

    - LTC and the stockholders of GAIA Holding must have entered into an option agreement whereby LTC will have the right to acquire the shares of GAIA Holding owned by such stockholders in order to maintain an ownership position in GAIA Holding of not less than 60%;

    - Not less than $5,000,000 in the aggregate principal amount of LTC convertible notes shall have been sold prior to or contemporaneously with the Share Exchange;

    - Each party shall have obtained all of the third party consents required to be obtained by it in connection with the Share Exchange; and

    - LTC must have received from its financial advisor, an opinion that the proposed Share Exchange is fair from a financial point of view to LTC's stockholders, and such opinion shall not have been withdrawn prior to the closing date.

It is currently contemplated that the Share Exchange will be consummated on or around August 30, 2002.

The Share Exchange Agreement may be terminated by the mutual agreement of Hill Gate and LTC or by either of such parties if there has been a material breach of a covenant or if the Share Exchange is not completed by August 31, 2002.

It is currently contemplated that in order to have sufficient capital resources for LTC's development, production, operating and administrative needs and in order to implement the new strategy of combining LTC's operations with the operations of GAIA, LTC needs to raise at least $5,000,000 in an offering of its convertible notes (the "New Financing").

If LTC raises $5,000,000 in the New Financing by August 30, 2002, management believes that LTC would have sufficient funds to meet its needs until approximately January 2003. Management believes that a second financing will be necessary during the first quarter of 2003, if the Share Exchange is consummated, in order to fully implement the Company's new combined business plan with GAIA.

LTC has not entered into any definitive agreements relating to the New Financing as of the date of this Report and no assurance can be given that the New Financing or the second financing will be consummated.

BRIDGE FINANCING BY ARCH HILL - Pursuant to the terms of a bridge loan entered into as of January 8, 2002, as amended as of March 22, 2002, May 30, 2002, and July 29, 2002 (the "Bridge Loan Agreement") Arch Hill agreed to advance working capital to LTC until the closing of the New Financing and Share Exchange which has a termination date of August 31, 2002, if not consummated by that date, unless extended by the parties. Arch Hill has advanced a total of $1,914,567 through June 30, 2002 convertible into 23,932,087 shares of LTC common stock.

Notes issued to Arch Hill under the bridge financing agreement ("Bridge Notes") are convertible, at any time prior to repayment of the Bridge Notes, into LTC common stock at $.08 per share. The Bridge Notes issued to Arch Hill under the bridge financing arrangement are repayable upon the issuance of the following amounts of new convertible Notes by LTC in the New Financing or any subsequent financing ("New Notes"): upon the issuance of $6,000,000 principal amount of New Notes - one-third of the outstanding Bridge Notes are repayable; upon the issuance of $7,000,000 principal amount of New Notes - two-thirds of the outstanding Bridge Notes are repayable; upon the issuance of $8,000,000 principal amount of New Notes - all of the Bridge Notes are repayable. Notwithstanding the foregoing, in the event there is no closing of a financing by October 31, 2002, all outstanding Bridge Notes shall be due and owing on October 31, 2002.

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

Under the provisions of the Termination Agreement, all rights and obligations of Ilion and LTC under the Merger Agreement, the related bridge financing agreement in effect since October 1999, and all other agreements between LTC and Ilion, were terminated. In connection with the Termination Agreement, Ilion sold to Arch Hill $3,949,000 of LTC notes originally held by Ilion and the remaining $1,300,000 of LTC notes held by Ilion were converted into 13,000,000 restricted shares of LTC common stock (the "Ilion Conversion Shares"). LTC recognized $16,483,000 of interest expense related to the beneficial conversion feature during the six months ended June 30, 2002. (See Note 7).

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

As a condition to the Termination Agreement, the existing Warrant Agreement between LTC and Ilion, dated as of January 19, 2000 (the "Warrant Agreement"), relating to 7,500,000 shares of LTC common stock was amended (the "Warrant Amendment") to increase the number of shares of LTC common stock subject to the Warrant Agreement to 12,500,000 (the "Warrant Shares") and to extend the termination date of the Warrants to January 10, 2004. The Warrants are currently exercisable at $.15 per share. In connection therewith, LTC recognized $2,755,000 of stock based compensation expense during the six months ended June 30, 2002.

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

In connection with the Bridge Loan from Ilion, LTC granted Ilion a non-exclusive worldwide license to use LTC's thin film technology and manufacturing methods solely as it relates to lithium-ion polymer batteries (the "Original Ilion License"). The Original Ilion License provided that all improvements that were developed by LTC or Ilion during the course of the licensing arrangement are owned by Ilion (the "Improvements"). Under the Termination Agreement, the Original Ilion License was terminated and LTC and Ilion entered into cross licensing agreements whereby worldwide, non-exclusive, royalty free, perpetual licenses were granted by each to the other with respect to certain specified technology. The cross licensing agreement gives LTC, among other things, the right to use the Improvements owned by Ilion and gives Ilion, among other things, the right to use certain LTC technology that did not constitute Improvements.

The license from LTC to Ilion covers all product designs, processing techniques and knowledge known to "those skilled in the art" whether or not patented or patentable which LTC owned or possessed on December 31, 2001 and have communicated to Ilion or was developed by LTC pursuant to the LTC-Ilion Merger Agreement, solely as the foregoing relates to the materials, design and architecture of lithium-ion/lithium-ion polymer batteries and excluding any of the foregoing as it relates to lithium metal polymer batteries and excluding any improvements to the technology after December 31, 2001. The license from Ilion to LTC covers all product designs, processing techniques and knowledge known to "those skilled in the art" whether or not patented or patentable which Ilion owned or possessed on December 31, 2001 and has communicated to LTC or was developed by LTC pursuant to the LTC-Ilion Merger Agreement, solely as the foregoing relates to the materials, design and architecture of lithium-ion /lithium-ion polymer batteries and excluding any improvements to the technology after December 31, 2001.

As part of the licensing arrangement LTC agreed not to duplicate Ilion's High Power Device product or design or any other aspect of the high power device system that could be protected by patent, provided however, LTC may duplicate aspects of the system that may be determined by third party analysis. LTC also agreed to not enter the power conditioning/reliability market for a period of two years after Proteus Power LLC (or its successor) ("Proteus") enters commercial production or three years after December 31, 2001, whichever is earlier. Subject to the foregoing, LTC has the right to use known conventional construction designs which exist in the commercial marketplace outside of Ilion-Proteus.

With respect to the Ilion Conversion Shares, the Warrant Shares and the shares issuable upon conversion of the Ilion Notes and the Arch Bridge Notes, LTC granted certain demand and piggy back registration rights commencing May 1, 2002.

As a further condition to the Termination Agreement on December 31, 2001, LTC entered into a Note Purchase and Sale Agreement with Ilion and Arch Hill (the "Note Purchase and Sale Agreement") which was closed on January 8, 2002 when all closing conditions were met. Under the terms of the Note Purchase and Sale Agreement, Arch Hill acquired from Ilion $3,949,000 principal amount of LTC promissory notes held by Ilion (the "Ilion Notes"), convertible into 39,490,000 shares of LTC Common Stock. The Ilion Notes were previously issued by LTC to Ilion in connection with the LTC-Ilion Merger Agreement and related bridge financing agreement.

4. OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT'S PLANS TO OVERCOME:

The accompanying condensed consolidated financial statements of LTC have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since its inception, LTC has incurred substantial operating losses and expects to incur additional operating losses over the next several years. Since December 1993, operations have been financed primarily through the use of proceeds from the sale of convertible debt and private placements of common and preferred stock. Continuation of LTC's operations in 2002 is dependent upon the bridge financing from Arch Hill and completion of the New Financing described in Note 3. These conditions raise substantial doubt about LTC's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANAGEMENT'S PLANS - As described in Note 3, LTC has worked closely with selected portable electronics OEMs in the past, exploring various notebook computer, PDA and wireless handset applications. Over the past few years LTC has refocused its unique large footprint cell technology and market activities to concentrate on large, high rate battery applications including advanced automotive batteries for 42-volt systems, Hybrid Electric Vehicles (HEVs) and energy storage devices for the distributed power/renewable energy market.

LTC does not currently have sufficient cash to achieve all its development and production objectives.

As described in Note 3, LTC entered into a Share Exchange Agreement which upon closure would give LTC a 60% beneficial ownership interest in GAIA. LTC needs to raise at least $5,000,000 in a New Financing in order to implement its new strategy of combining its operations with the operations of GAIA. Unless waived by the parties to the Share Exchange Agreement, the New Financing is a condition precedent to the GAIA Share Exchange. If LTC raises $5,000,000 in the New Financing, management believes that LTC would have sufficient funds to meet its needs until approximately January 2003. Management believes that a second financing will be necessary during the first quarter of 2003, if the Share Exchange is consummated, in order to fully implement the Company's new combined business plan with GAIA.

LTC has not entered into any definitive agreements relating to the New Financing as of the date of this Report, and no assurance can be given that the New Financing or that a second round financing will be consummated.

Management's operating plan seeks to minimize LTC's capital requirements, but commercialization of LTC's battery technology will require substantial amounts of additional capital. LTC expects that technology development and operating and production expenses will increase significantly as it continues to advance its battery technology and develop products for commercial applications. LTC's working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of LTC's technology development program, technological advances, the status of competitors and the ability of LTC and GAIA to collaborate subsequent to the Share Exchange.

Pursuant to the terms of a bridge loan entered into as of January 8, 2002 as amended, Arch Hill has agreed to advance working capital to LTC until the closing of the New Financing and Share Exchange. Arch Hill has advanced a total of $1,914,567 through June 30, 2002 convertible at $.08 per share into 23,932,087 shares of LTC common stock. LTC believes that provided Arch Hill advances the needed working capital to it under the bridge loan, LTC will have sufficient capital resources to meet its needs and satisfy its obligations through August 31, 2002.

There can be no assurance that funding will continue to be provided by Arch Hill in the amounts necessary to meet all of LTC's obligations until the closing of the New Financing and Share Exchange or that LTC will be able to consummate the New Financing, Share Exchange or second financing described above. If the New Financing and Share Exchange is not consummated, LTC will assess all available alternatives including a sale of its assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

The Bridge Loan Agreement does not contain a maximum of the amount of funding that may be advanced under such agreement. Accordingly, there is no maximum amount of notes that may be issued to Arch Hill. The amount of the notes will be related to the working capital advances made by Arch Hill to LTC and the length of time until the New Financing is completed.

5. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2002 are summarized as follows:

Laboratory equipment                                 $ 1,469,000
Furniture and office equipment                           117,000
Leasehold improvements                                    48,000
                                                     -----------
                                                     $ 1,634,000
Less: Accumulated depreciation and amortization       (1,368,000)
                                                     -----------
                                                     $   266,000
                                                     ===========

6. NOTE PAYABLE

As of December 31, 2001, LTC was in default on a note for a research and development funding agreement. Under the agreement, starting in 1999 LTC was obligated to pay a total of $100,000 for principal and $50,000 for interest through January 2004. LTC did not make payments on the note until 2000. On February 28, 2002, LTC remedied the condition of default. As of June 30, 2002, the principal balance remaining under the note is $70,000. The note is secured by the intellectual property rights and equipment developed from the funds provided by this agreement.

7. CONVERTIBLE PROMISSORY NOTES

As of December 31, 2001, in connection with the Bridge Loan Financing Agreement, Ilion advanced to LTC working capital of $5,249,000 in the form of Convertible Promissory Notes which have no stated interest rate and are convertible at $.10 per share into LTC common stock if the LTC Ilion merger was not consummated for any reason (See Note 3). Since the Convertible Promissory Notes became convertible on January 8, 2002, the entire $16,483,000 of interest expense related to the beneficial conversion feature was recognized as expense during January 2002. During January 2002, in connection with the Termination Agreement, Ilion sold to Arch Hill $3,949,000 of LTC notes originally held by Ilion and the remaining $1,300,000 of LTC notes held by Ilion were converted into 13,000,000 restricted shares of LTC common stock.

As of June 30, 2002, Arch Hill advanced to LTC working capital of $1,914,567 (including $1,834,567 advanced during the six months ended June 30, 2002) in the form of Convertible Promissory Notes which have no stated interest rate (See
Note 3). The notes are convertible at any time commencing on the date of issuance into 23,932,087 shares of LTC common stock at $0.08 per share. Since the Convertible Promissory Notes totaling $1,834,567 payable to Arch Hill are convertible at inception, the entire $2,231,000 of interest expense related to the beneficial conversion feature of these Notes was recognized as expense during the six months ended June 30, 2002. (See Note 10).

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

In January 2002, 750,000 options were issued under the 2002 Plan to employees and directors of LTC, having an exercise price of $.20, a term of ten years, with one-half of such options vesting July 1, 2002 and one-half vesting January 22, 2003. In June 2002, 20,000 options were issued under the 2002 Plan to an employee, having an exercise price of $.14, a term of ten years, with 25% of such options vesting at the time of issuance and the remainder vesting 25% upon each anniversary of the grant date.

Options under the 1994 Stock Plan, The Directors Plan, the 1998 Plan and the 2002 Plan as of June 30, 2002 are summarized as follows:

                                                         WEIGHTED
                                                         AVERAGE
                                          OPTIONS     EXERCISE PRICE
                                          -------     --------------
Outstanding, January 1, 2002             2,350,000       $    0.25
Granted                                    770,000       $    0.20
Exercised                                        0               0
Cancelled                                        0               0
                                         ---------       ---------
Outstanding, June 30, 2002               3,120,000       $    0.25
                                         ---------       ---------
Options exercisable, June 30, 2002       2,350,000       $    0.27
                                         ---------       ---------

Warrants as of June 30, 2002 are summarized as follows:

                                                          WEIGHTED
                                                          AVERAGE
                                       WARRANTS        EXERCISE PRICE
                                       --------        --------------
Outstanding, January 1, 2002           4,186,000         $     0.15
Granted                               12,500,000(1)      $     0.15
Cancelled                                      0                  0
                                      ----------         ----------
Outstanding, June 30, 2002            16,686,000         $     0.15
                                      ----------         ----------
Exercisable, June 30, 2002            16,686,000         $     0.15
                                      ----------         ----------

(1) In connection therewith in January 2002, LTC recognized $2,755,000 of stock based compensation expenses using the Black-Scholes option pricing model as prescribed by FASB Statement 123 using the following assumptions: no dividend yield, expected volatility of 198%, risk free interest rate of 4.34% and expected life of 2 years. (See Note 3).

10. SUBSEQUENT EVENT

On July 29, 2002, Arch Hill and LTC entered into Amendment No. 3 to the Bridge Loan Agreement. Amendment No. 3 provides that Arch Hill will advance to LTC $150,000 on July 29, 2002 and $150,000 on or before August 12, 2002 and such additional amounts agreed to by Arch Hill and LTC from time to time pending the closing of the Financing and the Share Exchange and LTC will deliver to Arch Hill a non-convertible Promissory Note (the "Promissory Note") against receipt by LTC of such funds. Amendment No. 3 also provides that the principal balance and all other sums due and payable under any Promissory Note issued under the Agreement on or after July 29, 2002 shall be payable upon the earlier of (i) the closing date of an equity financing in which LTC receives aggregate gross proceeds of $2 million from subscribed funds and from the application of the Promissory Note Amount (as hereinafter defined) and (ii) October 31, 2002. Arch Hill may, in lieu of repayment of the Promissory Note, apply any amount outstanding under the Promissory Note (the "Promissory Note Amount") against the purchase price of equity securities being sold by LTC in a Financing.

On July 30, 2002, Arch Hill advanced $150,000 to LTC under the Bridge Loan Agreement and LTC issued a non-convertible Promissory Note to Arch Hill in the amount of $150,000. On August 13, 2002, Arch Hill advanced $150,000 to LTC under the Bridge Loan Agreement and LTC issued a non-convertible Promissory Note to Arch Hill in the amount of $150,000.

In July and August 2002, 55,000 options were issued under the 2002 Plan to certain employees with exercise prices ranging from $.11 to $.115. The options have a term of ten years, with 25% of such options vesting at the time of issuance and the remainder vesting 25% upon each anniversary of the grant date.

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

In September 2000, we completed our first working prototype lithium-ion HEV battery, complete with battery management and control electronics. A second generation prototype HEV battery, designed to meet the specifications of an existing HEV, was completed in January 2001. We are currently working on a prototype 42-volt automotive battery which we expect to deliver to a European auto manufacturer in August 2002. We have not yet delivered a prototype HEV, 42-volt or stationary power battery for testing by a third party.

Our operating plan seeks to minimize our capital requirements, but commercialization of our battery technology will require substantial amounts of additional capital. We expect that technology development and operating and production expenses will increase significantly as we continue to advance our battery technology and develop products for commercial applications. Our working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of our technology development program, technological advances, the status of competitors and the ability of us to collaborate with GAIA subsequent to the Share Exchange described below.

We have been unprofitable since inception, expect to incur substantial additional operating losses over the next few years and need significant additional financing to continue the development and commercialization of our technology. We do not expect to generate revenues from commercial operations during the year ended December 31, 2002.

                          GAIA SHARE EXCHANGE AGREEMENT

GENERAL

On June 7, 2002 we signed a Share Exchange Agreement which, upon closing, would give us a 60% beneficial ownership interest in the German lithium polymer battery company, GAIA Akkumulatorenwerke GmbH, headquartered in Nordhausen/Thuringia, Germany ("GAIA"). According to the terms of the Share Exchange Agreement, our shares are to be issued in exchange (the "Share Exchange") for shares of GAIA Holding B.V. ("GAIA Holding") that are owned by Hill Gate Capital N.V. ("Hill Gate"). Hill Gate, a wholly owned subsidiary of Arch Hill Capital N.V. ("Arch Hill"), controls GAIA Holding which in turn beneficially owns all of the outstanding shares of GAIA. In exchange for its equity ownership in GAIA Holding, the Share Exchange Agreement provides that we will issue to Hill Gate 60,000 shares of LTC preferred stock convertible into 66,804,314 shares of our common stock.

GAIA is a German private limited company. GAIA Holding, a Dutch corporation, is the 100% owner of GAIA. Hill Gate, a Dutch corporation, owns a 71% equity interest in GAIA Holding, and Stichting Administratiekantoor GAIA, a Dutch corporation, owns the remaining 29% equity interest GAIA Holding.

In order to have sufficient capital resources for our development, production, operating and administrative needs and in order to implement the new strategy of combining our operations with the operations of GAIA, we need to raise at least $5,000,000 in an offering of our convertible notes (the "New Financing"). Unless waived by the parties to the Share Exchange Agreement, the New Financing is a condition precedent to the GAIA Share Exchange (the "New Financing Condition").

CONDITIONS TO THE CLOSING UPON GAIA SHARE EXCHANGE

In addition to the New Financing Condition, the Share Exchange Agreement contains conditions to the parties' respective obligations to close upon the transactions contemplated thereby, unless waived by the applicable party, including conditions that:

    -    There be no material adverse change in either us or GAIA;

    - Each party shall have performed all covenants required by the Share Exchange Agreement;

    - There shall be no material litigation pending against either us or GAIA and other customary conditions;

    - LTC and GAIA must have entered into a Strategic Alliance Agreement providing for operation of the two companies as a single entity and covering technology sharing and licensing, product development, production, outsourcing, manufacturing, sales, and distribution;

    - LTC and the stockholders of GAIA Holding must have entered into an option agreement whereby LTC will have the right to acquire the shares of GAIA Holding owned by such stockholders in order to maintain an ownership position in GAIA Holding of not less than 60%;

    - Each party shall have obtained all of the third party consents required to be obtained by it in connection with the Share Exchange; and

    - We must have received from our financial advisor, an opinion that the proposed Share Exchange is fair from a financial point of view to our stockholders, and such opinion shall not have been withdrawn prior to the closing date;

Management currently contemplates that the Share Exchange will be consummated on or around August 30, 2002.

PROXY OR INFORMATION STATEMENT

After the closing of the New Financing, we plan to prepare and file with the Securities and Exchange Commission a proxy or information statement to be mailed to our stockholders in order to obtain consent to increase the authorized number of shares of our common stock or effect a reverse stock split thereof sufficient to make available that number of shares of our common stock as will be required for the conversion of the convertible notes to be issued as part of the New Financing and the preferred stock to be issued in the Share Exchange.

LTC BOARD OF DIRECTORS

The Share Exchange Agreement provides that as soon as practicable after consummation the Share Exchange and filing by us of a Form 14-F for such purpose, our Board of Directors will be increased to twelve members and Hill Gate will be entitled to designate six nominees to our Board of Directors. Ilion Technology Corporation ("Ilion") is also entitled to designate one nominee to our Board of Directors. We will be required to use our reasonable best efforts to cause Hill Gate's and Ilion's nominees to be elected to our Board of Directors thereafter.

GAIA BOARD OF DIRECTORS

The Share Exchange Agreement provides that as soon as practicable after consummation of the GAIA Share Exchange, GAIA's Supervisory Board of Directors will be increased to five members and we will be entitled to designate one nominee to GAIA's Supervisory Board of Directors. GAIA will be required to use its reasonable best efforts to cause our nominee to be elected to GAIA's Supervisory Board of Directors thereafter.

GAIA HOLDING BOARD OF DIRECTORS

The Share Exchange Agreement provides that as soon as practicable after consummation of the GAIA Share Exchange, GAIA Holding's Supervisory Board of Directors shall be increased to five members and we will be entitled to designate one nominee to GAIA's Supervisory Board of Directors. GAIA will be required to use its reasonable best efforts to cause our nominee to be elected to GAIA's Supervisory Board of Directors thereafter.

REGISTRATION RIGHTS

Hill Gate will have the following registration rights, at our expense, with respect to our common stock issuable upon conversion of our preferred stock issued in the Share Exchange: (1) upon the request of the holders of at least 50% of the convertible notes or preferred stock, one demand registration, (2) unlimited piggyback rights, and (3) rights to register shares in up to three shelf offerings pursuant to Form S-3. All registration rights will terminate when the underlying common stock may be sold under Rule 144(k).

TERMINATION

The Share Exchange Agreement may be terminated by the mutual agreement of Hill Gate and us or by either party if there has been a material breach of a covenant by the other party or if the Share Exchange is not completed by August 31, 2002.

STRATEGIC ALLIANCE AGREEMENT WITH GAIA

The execution by us and GAIA of a Strategic Alliance Agreement covering technology sharing and licensing, joint production, marketing, sales and distribution activities and similar matters, is a condition to closing the Share Exchange.

OPTION AGREEMENT WITH GAIA HOLDING STOCKHOLDERS

The execution and delivery of an option agreement by the stockholders of GAIA Holding pursuant to which we will have the right to acquire the shares of GAIA Holding owned by such stockholders in order to maintain an ownership position in GAIA Holding of not less than 60%, is a condition to closing the Share Exchange.

BRIDGE FINANCING BY ARCH HILL

Pursuant to the terms of a bridge loan entered into as of January 8, 2002, as amended on March 22, 2002, May 30, 2002 and July 29, 2002 (the "Bridge Loan Agreement"), Arch Hill agreed to advance working capital to us until the closing of the New Financing and Share Exchange. The Share Exchange Agreement has a termination date of August 31, 2002, if the transaction is not consummated by that date, unless extended by the parties. Arch Hill has advanced a total of $1,914,567 through June 30, 2002 convertible into 23,932,087 shares of our common stock.

Notes issued to Arch Hill under the bridge financing agreement prior to July 29, 2002 ("Bridge Notes") are convertible, at any time prior to repayment of the Bridge Notes, into our common stock at $.08 per share. The Bridge Notes issued to Arch Hill under the bridge financing arrangement are repayable upon the issuance of the following amounts of new convertible Notes by LTC in the New Financing or any subsequent financing ("New Notes"): upon the issuance of $6,000,000 principal amount of New Notes - one-third of the outstanding Bridge Notes are repayable; upon the issuance of $7,000,000 principal amount of New Notes - two-thirds of the outstanding Bridge Notes are repayable; upon the issuance of $8,000,000 principal amount of New Notes - all of the Bridge Notes are repayable. Notwithstanding the foregoing, in the event there is no closing of a financing by October 31, 2002, all outstanding amounts shall be due and owing on October 31, 2002.

On July 29, 2002, Arch Hill and LTC entered into Amendment No. 3 to the Bridge Loan Agreement. Amendment No. 3 provides that Arch Hill will advance to LTC $150,000 on July 29, 2002 and $150,000 on or before August 12, 2002 and such additional amounts agreed to by Arch Hill and LTC from time to time pending the closing of the Financing and the Share Exchange and LTC will deliver to Arch Hill a non-convertible promissory note (the "Promissory Note") against receipt by LTC of such funds. Amendment No. 3 also provides that the principal balance and all other sums due and payable under any Promissory Note issued under the Agreement on or after July 29, 2002 shall be payable upon the earlier of (i) the closing date of an equity financing in which LTC receives aggregate gross proceeds of $2 million from subscribed funds and from the application of the Promissory Note Amount (as hereinafter defined) and (ii) October 31, 2002. Arch Hill may, in lieu of repayment of the Promissory Note, apply any amount outstanding under the Promissory Note (the "Promissory Note Amount") against the purchase price of equity securities being sold by LTC in a Financing. On July 30, 2002, Arch Hill advanced $150,000 to LTC under the Bridge Loan Agreement and LTC issued a non-convertible Promissory Note to Arch Hill in the amount of $150,000. On August 13, 2002, Arch Hill advanced $150,000 to LTC under the Bridge Loan Agreement and LTC issued a non-convertible Promissory Note to Arch Hill in the amount of $150,000.


              LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

We have financed our operations since inception with convertible debt and private placements of common stock and have raised approximately $21.6 million, including $5,249,000 from Ilion and $1,914,567 from Arch Hill as of June 30, 2002.

At June 30, 2002, we had cash and cash equivalents of $118,000, fixed assets of $266,000 and other assets of $21,000. Our total liabilities were $6,294,000 consisting of current liabilities (accounts payable, accrued salaries, accrued expenses and a convertible promissory note to Arch Hill) in the aggregate amount of $2,345,000 and long-term liabilities (convertible promissory notes held by Arch Hill, formerly held by Ilion - see Note 2) in the amount of $3,949,000. We had a working capital deficit of $2,227,000 on June 30, 2002 as compared to a working capital deficit of $586,000 on December 31, 2001. The increase in the working capital deficit is primarily attributable to the issuance of convertible notes to Arch Hill during the first six months of 2002.

Our cash and cash equivalents increased by approximately $58,000 from December 31, 2001 to June 30, 2002. The cash increase is attributable primarily to funding under the Bridge Loan Agreement prior to payment of trade creditors and others.

Our stockholders' deficiency was $5,889,000 at June 30, 2002, after giving effect to an accumulated deficit of $76,890,000 which consisted of $70,025,000 deficit accumulated during the development stage from July 21, 1989 through June 30, 2002 and $6,865,000 accumulated deficit from prior periods. We expect to incur substantial operating losses as we continue our commercialization efforts.

We do not currently have sufficient cash to achieve all of our development and production objectives. In order to have sufficient capital resources for our development, production, operating and administrative needs and in order to implement the new strategy of combining our operations with GAIA we will need to raise at least $5,000,000 in a New Financing. The New Financing is a condition precedent to the GAIA Share Exchange. If we raise $5,000,000 in the New Financing we believe that we would have sufficient funds to meet our needs until approximately January 2003. We believe that a second financing transaction will be necessary during the first quarter of 2003, if the Share Exchange is consummated, in order to fully implement our new business plan with GAIA.

We have not entered into any definitive agreements relating to the New Financing as of the date of this Report and no assurance can be given that the New Financing or the second financing will be consummated.

Pursuant to the terms of a bridge loan entered into as of January 8, 2002 as amended on March 20, 2002, May 30, 2002 and July 29, 2002, Arch Hill has agreed to advance working capital to us until the closing of the New Financing and Share Exchange. The Share Exchange Agreement has a termination date of August 31, 2002, if the transaction is not consummated by that date, unless extended. Arch Hill has advanced a total of $1,914,567 through June 30, 2002 convertible at $.08 per share into 23,932,087 shares of our common stock. Arch Hill has advanced an additional $150,000 on July 29, 2002 and $150,000 on August 13, 2002 under the non-convertible Promissory Notes. We believe that provided Arch Hill advances the needed working capital to us under the bridge loan, we will have sufficient capital resources to meet our needs and satisfy our obligations through August 31, 2002.

There can be no assurance that funding will continue to be provided by Arch Hill in the amounts necessary to meet all of our obligations until the closing of the New Financing and Share Exchange or that we will be able to consummate the New Financing and Share Exchange. If the New Financing is not consummated, we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

                              RESULTS OF OPERATIONS

                         SIX MONTHS ENDED JUNE 30, 2002

We had revenues from development contracts in the amount of $1,000 for the six months ended June 30, 2002 as compared to $7,000 for the six months ended June 30, 2001.

Engineering, research and development expenses were $826,000 for the six months ended June 30, 2002 compared to $627,000 for the six months ended June 30, 2001. The increase of $199,000 was due primarily to increased materials purchased to produce prototype batteries and increased technical consulting services. We expect our engineering, research and development expenses to continue to increase during fiscal year 2002.

General and administrative expenses were $781,000 for the six months ended June 30, 2002 compared to $482,000 for the six months ended June 30, 2001. The increase of $299,000 was due to increased legal, accounting, consulting and other expenses.

Stock based compensation expenses were $2,755,000 for the six months ended June 30, 2002 compared to $0 for the six months ended June 30, 2001. The $2,755,000 of expense was caused by the issuance of 12,500,000 warrants to Ilion pursuant to terms of the Termination Agreement (See Note 3).

Interest expense increased to $4,000 (net of interest income of $1,000) for the six months ended June 30, 2002 compared to $2,000 (net of interest income of $2,000) for the three months ended June 30, 2001.

In connection with the Bridge Loan Financing Agreement, Ilion had advanced to us working capital of $5,249,000 in the form of Convertible Promissory Notes which had no stated interest rate and were convertible at $.10 per share into our common stock if the LTC-Ilion merger was not consummated for any reason (See Notes 3 and 7). Since the Convertible Promissory Notes became convertible on January 8, 2002, the entire $16,483,000 of interest expense related to the beneficial conversion feature was recognized as expense during January 2002.

As of June 30, 2002, Arch Hill advanced to us working capital of $1,914,567 (including $1,834,567 advanced during the six months ended June 30, 2002) in the form of Convertible Promissory Notes which have no stated interest rate (See
Note 3). The notes are convertible at any time commencing on the date of issuance into 23,932,087 shares of our common stock at $0.08 per share. Since the Convertible Promissory Notes totaling $1,834,567 payable to Arch Hill are convertible at inception, the entire $2,231,000 of interest expense related to the beneficial conversion feature of these Notes was recognized as expense during the six months ended June 30, 2002. (See Note 10).

                        THREE MONTHS ENDED JUNE 30, 2002

We had revenues from development contracts in the amount of $1,000 for the three months ended June 30, 2002 as compared to $7,000 for the three months ended
June 30, 2001.

Engineering, research and development expenses were $432,000 for the three months ended June 30, 2002 compared to $210,000 for the three months ended June 30, 2001. The increase of $222,000 was due primarily to increased materials purchased to produce prototype batteries, increased technical consulting services and salaries.

General and administrative expenses were $341,000 for the three months ended June 30, 2002 compared to $232,000 for the three months ended June 30, 2001. The increase of $109,000 was due to increased legal, accounting, consulting and other expenses.

Interest expense increased to $2,000 (net of interest income of $1,000) for the three months ended June 30, 2002 compared to $1,000 (net of interest income of $2,000) for the three months ended June 30, 2001.

In connection with the additional $873,000 of convertible promissory notes payable to Arch Hill, $764,000 of interest expense related to the beneficial conversion feature was recognized as expense for the three months ended June 30, 2002. Since the Convertible Promissory Note payable to Arch Hill is convertible at inception, the entire $764,000 of interest expense related to the beneficial conversion feature was recognized as expense during the three months ended June 30, 2002.

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


                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES

    Pursuant to the Bridge Loan Agreement Arch Hill advanced $252,542, $340,000 and $280,000 to LTC and on May 15, 2002, May 31, 2002 and June 21, 2002,
respectively, and we issued to Arch Hill convertible notes in such principal amounts, which notes are immediately convertible into shares of our common stock at $.08 per share. The convertible notes issued during the quarter ended June 30, 2002 were issued in reliance on the exemption from registration pursuant to
Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) The following Exhibits are filed as part of this Report or incorporated herein by reference:

         10.39    Bridge Financing Amendment Agreement No. 2 dated as of May 30,
                           2002 between Lithium Technology Corporation and Arch Hill Capital N.V. (1)

         10.40    Share Exchange Agreement, dated as of June 7, 2002, by and between Lithium Technology Corporation and Hill Gate Capital N.V. and Exhibits [Schedules omitted] (1)

         10.41    Bridge Financing Amendment Agreement No. 3 dated as of July
                           29, 2002 between Lithium Technology Corporation and Arch Hill Capital N.V.

         b)       Form 8-K Reports during the Quarter Ended June 30, 2002:

                  Form 8-K dated June 7, 2002 reporting on the execution of a Share Exchange Agreement which will give LTC a 60% beneficial ownership interest in GAIA Akkumulatorenwerke GmbH.


(1) Incorporated herein by reference to LTC's Report on Form 8-K dated June 7, 2002.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2002        LITHIUM TECHNOLOGY CORPORATION

                              By:  /s/ David J. Cade
                                   --------------------------------------------
                                   David J. Cade, Chairman and Chief Executive
                                   Officer (Principal Executive Officer)

                              By:  /s/ William D. Walker
                                   --------------------------------------------
                                   William D. Walker, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Each of the undersigned hereby certifies in his capacity as an officer of Lithium Technology Corporation (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the period ended June 15, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Dated: August 14, 2002

                                   /s/ David J. Cade
                                   ---------------------------------------
                                   David J. Cade
                                   Chairman and Chief Executive Officer

                                   /s/ William D. Walker
                                   ---------------------------------------
                                   William D. Walker
                                   Chief Financial Officer