Form 10QSB/A
period 2002-06-30
LITHIUM TECHNOLOGY CORP
filed 2002-08-23
CIK 804154

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                FORM 10-QSB/A

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


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Each of the undersigned hereby certifies in his capacity as an officer of Lithium Technology Corporation (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

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