Form 10QSB
period 2002-09-30
LITHIUM TECHNOLOGY CORP
filed 2002-11-14
CIK 804154

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

  (Mark One)

 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For The Quarterly Period Ended September 30, 2002

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

                              Yes [ ] No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2002: 88,235,392 shares of Common Stock.

           Transitional Small Business Disclosure Format (check one):

                              Yes [  ] No [X]

                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS                                                                  PAGE
           Condensed Consolidated Balance Sheets - September 30, 2002
           and December 31, 2001 (Unaudited)                                                        3

           Condensed Consolidated Statements of Operations -
           Three Months and Nine Months Ended September 30, 2002
           and 2001, and Period From July 21, 1989 (Date of
           Inception) to September  30, 2002 (Unaudited)                                            4

           Condensed Consolidated Statements of Changes in Stockholders' Equity
           (Deficiency) - Nine Months Ended September 30, 2002 (Unaudited)                          6

           Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 2002 and 2001, and
           Period from July 21, 1989 (Date of Inception) to
           September  30, 2002 (Unaudited)                                                          7

           Notes to Condensed Consolidated Financial Statements - September 30,
           2002 (Unaudited)                                                                        10

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                                     19

ITEM 3.    CONTROLS AND PROCEDURES                                                                 25

                                 PART II - OTHER INFORMATION                                       25

ITEM 1.    LEGAL PROCEEDINGS                                                                       25

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                               25

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                         25

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     25

ITEM 5.    OTHER INFORMATION                                                                       25

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                        26

                         PART I - FINANCIAL INFORMATION
                  LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                           SEPTEMBER 30,       DECEMBER 31,
                                                                               2002               2001
                                                                               ----               ----
ASSETS:
CURRENT ASSETS:
     Cash and cash equivalents                                             $     20,000       $     60,000
     Prepaid insurance and deferred charges                                     137,000             10,000
                                                                           ------------       ------------
         Total Current Assets                                                   157,000             70,000
                                                                           ------------       ------------
PROPERTY AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION OF $1,335,000 AND $1,301,000                                     258,000            235,000
SECURITY DEPOSIT                                                                 21,000             21,000
                                                                           ------------       ------------
         Total assets                                                      $    436,000       $    326,000
                                                                           ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                 $    475,000       $    293,000
     Accrued salaries                                                           201,000            201,000
     Note payable                                                                65,000             82,000
     Convertible promissory notes                                             1,915,000             80,000
     Non-convertible promissory notes                                           500,000                --
                                                                           ------------       ------------
         Total current liabilities                                            3,156,000            656,000
                                                                           ------------       ------------

LONG-TERM LIABILITIES:
     Convertible promissory notes                                             3,949,000          5,249,000
                                                                           ------------       ------------
         Total liabilities                                                    7,105,000          5,905,000
                                                                           ------------       ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY):
     Preferred Stock, par value $.01 per share
          Authorized - 100,000 shares
          Issued and outstanding - None

     Common stock, par value $.01 per share:
          Authorized - 125,000,000 shares
          Issued and outstanding  - 64,303,305 and  51,303,305 shares           643,000            513,000
     Additional paid-in capital                                              70,358,000         47,719,000
     Accumulated deficit                                                     (6,865,000)        (6,865,000)
     Deficit accumulated during development stage                           (70,805,000)       (46,946,000)
                                                                           ------------       ------------

         Total stockholders' equity (deficiency)                             (6,669,000)        (5,579,000)
                                                                           ------------       ------------
                                                                           $    436,000       $    326,000
                                                                           ============       ============


See accompanying notes to condensed consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    THREE  MONTHS ENDED SEPTEMBER 30,
                                                                       2002                2001
                                                                       ----                ----
REVENUES:
     Development contracts and research grants                      $     82,000       $      5,000
                                                                    ------------       ------------
COSTS AND EXPENSES:
     Engineering, research and development                               488,000            223,000
     General and administrative                                          402,000            164,000
                                                                    ------------       ------------
                                                                         890,000            387,000
                                                                    ------------       ------------
OTHER INCOME (EXPENSE):
     Interest expense, net of interest income                             (2,000)            (1,000)
     Gain on insurance recovery                                           30,000                 --
                                                                    ------------       ------------

                                                                          28,000             (1,000)
                                                                    ------------       ------------

NET LOSS                                                            $   (780,000)      $   (383,000)
                                                                    ============       ============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:                                                64,303,305         51,294,305
                                                                    ============       ============
BASIC AND DILUTED NET LOSS PER SHARE:                               $       (.01)      $       (.01)
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

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         NINE MONTHS ENDED               PERIOD FROM
                                                  -------------------------------       JULY 21, 1989
                                                            SEPTEMBER 30,                  (DATE OF
                                                  -------------------------------        INCEPTION) TO
                                                     2002               2001          SEPTEMBER 30, 2002
                                                     ----               ----          ------------------
REVENUES:
     Development contracts and research grants    $     83,000       $     12,000       $    273,000
                                                  ------------       ------------       ------------

COSTS AND EXPENSES:
     Engineering, research and development           1,314,000            850,000         12,285,000
     General and administrative                      1,183,000            646,000         15,978,000
     Stock based compensation expense                2,755,000                 --          5,018,000
                                                  ------------       ------------       ------------
                                                     5,252,000          1,496,000         33,281,000
                                                  ------------       ------------       ------------
OTHER INCOME (EXPENSE):
    Interest expense, net of interest income            (6,000)            (3,000)        (1,842,000)
    Interest expense related to beneficial
            conversion feature                     (18,714,000)                --        (36,635,000)
    Gain on insurance recovery                          30,000                 --             30,000
    Other non-operating income                              --                 --            650,000
                                                  ------------       ------------       ------------
                                                   (18,690,000)            (3,000)       (37,797,000)
                                                  ------------       ------------       ------------
NET LOSS                                          $(23,859,000)      $ (1,487,000)      $(70,805,000)
                                                  ============       ============       ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:                                        63,922,355         51,294,305
                                                  ============       ============
BASIC AND DILUTED NET LOSS PER SHARE:
                                                  $       (.37)      $       (.03)
                                                  ============       ============


See accompanying notes to condensed consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                 STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)

                                                                                                                         DEFICIT
                                                                                                                       ACCUMULATED
                                                                                                                         DURING
                                                      COMMON STOCK                 ADDITIONAL        ACCUMULATED       DEVELOPMENT
                                               SHARES              AMOUNT       PAID-IN CAPITAL       DEFICIT            STAGE
                                               ------              ------       ---------------       -------            -----
BALANCES AT DECEMBER  31, 2001                51,303,305       $    513,000      $ 47,719,000      $ (6,865,000)      $(46,946,000)
Nine months ended September 30, 2002:
  Issuance of Warrants                                                              2,755,000
  Beneficial conversion feature related
    to convertible notes                                                           18,714,000
  Stock issued upon conversion of
    convertible notes                         13,000,000            130,000         1,170,000
  Net loss                                                                                                             (23,859,000)
                                            ------------       ------------      ------------      ------------       ------------
BALANCES AT SEPTEMBER 30, 2002                64,303,305       $    643,000      $ 70,358,000      $ (6,865,000)      $(70,805,000)
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

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                                     PERIOD FROM
                                                                                                                    JULY 21, 1989
                                                                                    NINE MONTHS ENDED                 (DATE OF
                                                                                       SEPTEMBER 30                 INCEPTION) TO
                                                                                 2002                2001        SEPTEMBER 30, 2002
                                                                                 ----                ----        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                      $(23,859,000)      $ (1,487,000)      $(70,805,000)
Adjustments to reconcile net loss to net cash used in operating activities:
   Interest expense relating to the beneficial conversion feature of the
       Convertible Notes                                                        18,714,000                 --         36,635,000
   Gain on insurance recovery                                                      (30,000)                --            (30,000)
   Depreciation                                                                     97,000            107,000          1,400,000
   Amortization of debt issue costs                                                     --                 --          1,070,000
   Common stock and warrants issued at prices below fair market value            2,755,000                 --          3,922,000
   Repricing of outstanding options                                                     --                 --             25,000
   Repricing of outstanding warrants                                                    --                 --          1,071,000
   Reduction of accrued expenses                                                        --                 --           (270,000)
   Common stock issued in lieu of interest                                              --                 --          1,915,000
   Fair value of warrants and option granted for services rendered                      --                 --            209,000
   Common stock issued for services provided                                            --                 --            273,000
   Common stock issued upon settlement of litigation                                    --                 --            125,000
   Expenses paid by shareholder on behalf of Company                                    --                 --             79,000
   Changes in operating assets and liabilities:
        Other current assets                                                      (127,000)                --           (137,000)
        Security and equipment deposits                                                 --                 --            (21,000)
        Accounts payable, accrued expenses and customer deposits                   182,000            (21,000)         2,291,000
        Due to related parties                                                          --                 --           (118,000)
                                                                              ------------       ------------       ------------
     Net cash used in operating activities                                      (2,268,000)        (1,401,000)       (22,366,000)
                                                                              ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                            (129,000)           (29,000)        (1,417,000)
   Insurance recovery on property and equipment                                     39,000                 --             39,000
   Other                                                                                --                 --             94,000
                                                                              ------------       ------------       ------------
Net cash provided by (used in) investing activities                           $    (90,000)      $    (29,000)      $ (1,284,000)
                                                                              ------------       ------------       ------------

See accompanying notes to condensed consolidated financial statements.

                                                                                                                      PERIOD FROM
                                                                                                                     JULY 21, 1989
                                                                                                                       (DATE OF
                                                                                     NINE MONTHS ENDED                INCEPTION)
                                                                                        SEPTEMBER 30                TO SEPTEMBER 30,
                                                                                   2002              2001                2002
                                                                                   ----              ----                ----

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds received from Convertible Promissory Notes                           1,835,000          1,443,000          7,164,000
   Proceeds received from Non-convertible Promissory Notes                         500,000                 --            500,000
   Net advance repayable only out of proceeds of public offering                        --                 --            471,000
   Proceeds received upon issuance of common stock                                      --                 --          3,789,000
   Proceeds received from issuance of preferred stock, net of related costs             --                 --            100,000
   Proceeds received upon exercise of options and warrants, net of costs                --                 --          1,455,000
   Net advances by former principal stockholder                                         --                 --            321,000
   Proceeds from sale of convertible debt                                               --                 --         10,874,000
   Debt issue costs                                                                     --                 --           (887,000)
   Repayment of note payable                                                       (17,000)                --            (17,000)
   Repayment of convertible debt                                                        --                 --           (100,000)
                                                                              ------------       ------------       ------------
     Net cash provided by financing activities                                   2,318,000          1,443,000         23,670,000
                                                                              ------------       ------------       ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                            (40,000)            13,000             20,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      60,000             52,000                 --
                                                                              ------------       ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $     20,000       $     65,000       $     20,000
                                                                              ============       ============       ============


See accompanying notes to condensed consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED


                                                                                                                   PERIOD FROM
                                                                                                                  JULY 21, 1989
                                                                                         NINE MONTHS ENDED          (DATE OF)
                                                                                           SEPTEMBER 30,           INCEPTION TO
                                                                                        2002           2001     SEPTEMBER 30, 2002
                                                                                        ----           ----     ------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Contribution to capital by former principal stockholder                                     --            --      $ 3,659,000
  Related party debt exchanged for convertible debt                                           --            --      $   321,000
  Exchange of indebtedness to former principal stockholder for common stock                   --            --      $   445,000
  Issuance of common stock for services and accrued salaries                                  --            --      $   501,000
  Exchange of equipment and accrued rent for common stock                                     --            --      $   271,000
  Subordinated notes and related accrued interest exchanged for Series A                      --            --      $ 3,300,000
   preferred stock
  Exchange of convertible debt for convertible preferred stock                                --            --      $   356,000
  Conversion of convertible debt and accrued interest into common stock, net of
   unamortized debt discount                                                         $ 1,300,000            --      $11,247,000
  Exchange of advances repayable only out of proceeds of public offering for
   common stock                                                                               --            --      $   471,000
  Deferred offering costs on warrants exercised                                               --            --      $    88,000
  Issuance of warrants in settlement of litigation for debt issue costs and for
   services rendered                                                                          --            --      $   364,000
  Common stock issued for costs related to 10% promissory notes                               --            --      $   525,000
  Issuance of warrants                                                               $ 2,755,000                    $ 2,755,000


See accompanying notes to condensed consolidated financial statements.

                         LITHIUM TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements of Lithium Technology Corporation and its wholly-owned subsidiary Lithion Corporation, collectively referred to as LTC or the "Company", included in LTC's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any interim period.

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

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have any impact on LTC's financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan and nullifies EITF 94-3. SFAS 146 applies to exit or disposal activities initiated after December 31, 2002. SFAS 146 is not expected to have a material impact on LTC's financial position or operations.


3. HISTORY OF THE BUSINESS

GENERAL - LTC is a pre-production stage company in the process of commercializing unique, solid-state, lithium-ion and lithium polymer rechargeable batteries. LTC is engaged in technology development activities and pilot line manufacturing operations to further advance this battery technology and holds various patents relating to such batteries.

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

LTC has worked closely with selected portable electronics Original Equipment Manufacturers ("OEMs") in the past, exploring various notebook, computer, personal data assistant ("PDA") and wireless handset applications. Over the past two years, LTC has refocused its unique large footprint cell technology and market activities to concentrate on large, high rate battery applications including advanced automotive batteries for 42-volt systems, Hybrid Electric Vehicles ("HEVs") and energy storage devices for the distributed power/renewable energy market. In September 2000, LTC completed its first working prototype lithium-ion HEV battery, complete with battery management and control electronics. A second generation prototype HEV battery, designed to meet the specifications of an existing HEV, was completed in January 2001. In August 2002, LTC, together with GAIA Akkumulatorenwerke GmbH ("GAIA") of Nordhausen, Thuringia, Germany, completed and shipped a prototype 42-volt automotive battery to BMW under the European Union-sponsored "Astor" program (Assessments and testing of advanced storage systems for propulsion and other electrical systems in passenger cars). The Astor consortium consists of seven European auto companies: Volkswagen, BMW, Daimler Chrysler, Opel, Fiat, Volvo, and Peugeot. The prototype lithium battery is undergoing testing in Europe.

On January 8, 2002, LTC completed the first step in a strategic repositioning of the Company. In the first phase, LTC and Ilion Technology Corporation ("Ilion") terminated their previously existing Merger Agreement dated January 19, 2000, as amended from time to time, to pave the way for LTC's proposed share exchange pursuant to which LTC would acquire a 60% beneficial ownership interest in GAIA. (See Note 10).

SHARE EXCHANGE AGREEMENT - On June 7, 2002, LTC signed a Share Exchange Agreement ("Share Exchange Agreement") pursuant to which LTC would acquire a 60% beneficial ownership interest in GAIA (the "Share Exchange"). The Share Exchange Agreement provided, among other things, that LTC and GAIA would enter into a strategic alliance agreement upon the closing of the Share Exchange. The closing of the Share Exchange was subject to a $5 million minimum financing condition. LTC and Arch Hill Ventures waived the requirement of receipt by LTC of at least $5 million in equity financing as a condition to the closing of the Share Exchange. The closing under the Share Exchange Agreement occurred on October 4, 2002. (See Note 10).

BRIDGE FINANCING BY ARCH HILL CAPITAL - Under the terms of a bridge financing agreement the ("Arch Hill Capital Financing Agreement") entered into as of January 8, 2002, as amended on March 22, 2002, May 30, 2002 and July 29, 2002, Arch Hill Capital N.V. ("Arch Hill Capital") advanced (i) a total of $1,914,567 prior to July 29, 2002 convertible into 23,932,087 shares of LTC common stock and (ii) a total of $500,000 from July 29, 2002 through September 30, 2002 in exchange for non-convertible promissory notes.

Notes issued to Arch Hill Capital under the Arch Hill Capital Financing Agreement prior to July 29, 2002 were convertible, at any time prior to repayment of the promissory notes, into LTC common stock at $.08 per share and were repayable upon the issuance of the following amounts of new convertible notes by LTC ("New Notes"): upon the issuance of $6,000,000 principal amount of New Notes - one-third of the outstanding promissory notes were repayable; upon the issuance of $7,000,000 principal amount of New Notes - two-thirds of the outstanding promissory notes were repayable; upon the issuance of $8,000,000 principal amount of New Notes - all of the promissory notes were repayable. Notwithstanding the foregoing, in the event there was no closing of a financing by October 31, 2002, all outstanding amounts under the promissory notes were due and owing on October 31, 2002.

On October 4, 2002, in connection with waiving the $5 million financing condition of closing of the Share Exchange, LTC entered into Amendment No. 4 to the Arch Hill Capital Financing Agreement pursuant to which Arch Hill Capital agreed to amend the foregoing repayment terms of the notes. (See Note 10).

TERMINATION OF MERGER WITH ILION - On December 31, 2001, LTC entered into a Termination Agreement with Ilion which was closed on January 8, 2002 when all closing conditions were met (the "Termination Agreement"). Pursuant to the Termination Agreement, the then existing Merger Agreement ("Merger Agreement") between LTC and Ilion, dated January 19, 2000, as amended from time to time, and all other agreements between LTC and Ilion, were terminated. Pursuant to the Merger Agreement between LTC and Ilion, which had a termination date of February 28, 2002, LTC had proposed to merge its lithium battery business with Ilion's. That merger was contingent on an initial public offering by Ilion, which did not occur.

Under the provisions of the Termination Agreement, all rights and obligations of Ilion and LTC under the Merger Agreement, the related bridge financing agreement ("Ilion Financing Agreement") in effect since October 1999, and all other agreements between LTC and Ilion, were terminated. In connection with the Termination Agreement, Ilion sold to Arch Hill Capital $3,949,000 of LTC notes originally held by Ilion (the "Ilion Notes") and the remaining $1,300,000 of LTC notes held by Ilion (the "Ilion Notes") were converted into 13,000,000 restricted shares of LTC common stock (the "Ilion Conversion Shares"). LTC recognized $16,483,000 of interest expense related to the beneficial conversion feature during the nine months ended September 30, 2002. (See Note 7).

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

As a condition to the Termination Agreement, the existing Warrant Agreement between LTC and Ilion, dated as of January 19, 2000 (the "Warrant Agreement"), relating to 7,500,000 shares of LTC common stock was amended (the "Warrant Amendment") to increase the number of shares of LTC common stock subject to the Warrant Agreement to 12,500,000 (the "Warrant Shares") and to extend the termination date of the Warrants to January 10, 2004. The Warrants are currently exercisable at $.15 per share. In connection therewith, LTC recognized $2,755,000 of stock based compensation expense during the nine months ended September 30, 2002.

In connection with the Ilion Financing Agreement, LTC granted Ilion a non-exclusive worldwide license to use LTC's thin film technology and manufacturing methods solely as it relates to lithium-ion polymer batteries (the "Original Ilion License"). The Original Ilion License provided that all improvements that were developed by LTC or Ilion during the course of the licensing arrangement are owned by Ilion (the "Improvements"). Under the Termination Agreement, the Original Ilion License was terminated and LTC and Ilion entered into cross licensing agreements whereby worldwide, non-exclusive, royalty free, perpetual licenses were granted by each to the other with respect to certain specified technology. The cross licensing agreement gives LTC, among other things, the right to use the Improvements owned by Ilion and gives Ilion, among other things, the right to use certain LTC technology that did not constitute Improvements.

The license from LTC to Ilion covers all product designs, processing techniques and knowledge known to "those skilled in the art" whether or not patented or patentable which LTC owned or possessed on December 31, 2001 and has communicated to Ilion or was developed by LTC pursuant to the LTC-Ilion Merger Agreement, solely as the foregoing relates to the materials, design and architecture of lithium-ion/lithium-ion polymer batteries and excluding any of the foregoing as it relates to lithium metal polymer batteries and excluding any improvements to the technology after December 31, 2001. The license from Ilion to LTC covers all product designs, processing techniques and knowledge known to "those skilled in the art" whether or not patented or patentable which Ilion owned or possessed on December 31, 2001 and has communicated to LTC or was developed by LTC pursuant to the LTC-Ilion Merger Agreement, solely as the foregoing relates to the materials, design and architecture of lithium-ion /lithium-ion polymer batteries and excluding any improvements to the technology after December 31, 2001.

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

With respect to the Ilion Conversion Shares, the Warrant Shares and the shares issuable upon conversion of the Ilion Notes, LTC granted certain demand and piggy back registration rights commencing May 1, 2002.

As a further condition to the Termination Agreement on December 31, 2001, LTC entered into a Note Purchase and Sale Agreement with Ilion and Arch Hill Capital (the "Note Purchase and Sale Agreement") which was closed on January 8, 2002 when all closing conditions were met. Under the terms of the Note Purchase and Sale Agreement, Arch Hill Capital acquired from Ilion $3,949,000 principal amount of Ilion Notes, convertible into 39,490,000 shares of LTC Common Stock. The Ilion Notes were previously issued by LTC to Ilion in connection with the LTC-Ilion Merger Agreement and related Ilion Financing Agreement.

4. OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT'S PLANS TO OVERCOME

The accompanying condensed consolidated financial statements of LTC have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since its inception, LTC has incurred substantial operating losses and expects to incur additional operating losses over the next several years. Since December 1993, operations have been financed primarily through the use of proceeds from the sale of convertible debt and private placements of common stock. Continuation of LTC's operations in 2002 and thereafter is dependent upon the bridge financing from Arch Hill Capital described in Note 10 and completion of a new financing. These conditions raise substantial doubt about LTC's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANAGEMENT'S PLANS - As described in Note 3, LTC has worked closely with selected portable electronics OEMs in the past, exploring various notebook computer, PDA and wireless handset applications. Over the past two years LTC has refocused its unique large footprint cell technology and market activities to concentrate on large, high rate battery applications including advanced automotive batteries for 42-volt systems, HEVs and energy storage devices for the distributed power/renewable energy market.

Management's operating plan seeks to minimize LTC's capital requirements, but commercialization of LTC's battery technology will require substantial amounts of additional capital. LTC expects that technology development and operating and production expenses will increase significantly as it continues to advance its battery technology and develop products for commercial applications. LTC's working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of LTC's technology development program, technological advances, the status of competitors and the abilities of the combined operations of LTC and GAIA.

LTC does not currently have sufficient cash to achieve all its development and production objectives.

In order to have sufficient capital resources for LTC's development, production, operating and administrative needs and in order to implement the strategy of combining LTC's operations with GAIA, LTC will need to close on one or more equity financing transactions in the near term. LTC believes that if it raises approximately $5,000,000 in an equity financing it would have sufficient funds to meet the needs of LTC and GAIA for approximately six months. LTC also believes that a second financing transaction will be necessary during 2003 in order to fully implement its new business plan. LTC expects that Arch Hill Capital will continue to provide bridge financing as needed until a new financing transaction is completed although Arch Hill Capital has not entered into a formal agreement to provide such bridge financing.

There can be no assurance that funding will continue to be provided by Arch Hill Capital in the amounts necessary to meet all of LTC's obligations until the closing of a new financing or that LTC will be able to consummate a new financing. If a new financing is not consummated, LTC will assess all available alternatives including a sale of its assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

5. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2002 are summarized as follows:

           Laboratory equipment                                     $ 1,428,000
           Furniture and office equipment                               117,000
           Leasehold improvements                                        48,000
                                                                    -----------
                                                                    $ 1,593,000

           Less: Accumulated depreciation and amortization           (1,335,000)
                                                                    -----------
                                                                    $   258,000
                                                                    ===========

6. NOTE PAYABLE

As of December 31, 2001, LTC was in default on a note for a research and development funding agreement. Under the agreement, starting in 1999 LTC was obligated to pay a total of $100,000 for principal and $50,000 for interest through January 2004. LTC did not make payments on the note until 2000. On February 28, 2002, LTC remedied the condition of default. As of September 30, 2002, the principal balance remaining under the note is $65,000. The note is secured by the intellectual property rights and equipment developed from the funds provided by this agreement.

7. PROMISSORY NOTES

As of December 31, 2001, in connection with the Ilion Financing Agreement, Ilion advanced to LTC working capital of $5,249,000 in the form of Convertible Promissory Notes which have no stated interest rate and are convertible at $.10 per share into LTC common stock if the LTC Ilion merger was not consummated for any reason. (See Note 3). Since the Convertible Promissory Notes became convertible on January 8, 2002, the entire $16,483,000 of interest expense related to the beneficial conversion feature was recognized as expense during January 2002. During January 2002, in connection with the Termination Agreement, Ilion sold to Arch Hill Capital $3,949,000 of LTC notes originally held by Ilion and the remaining $1,300,000 of LTC notes held by Ilion were converted into 13,000,000 restricted shares of LTC common stock.

Under the terms of the Arch Hill Capital Financing Agreement entered into as of January 8, 2002, as amended on March 22, 2002, May 30, 2002 and July 29, 2002, Arch Hill Capital advanced to LTC (i) a total of $1,914,567 prior to July 29, 2002 convertible into 23,932,087 shares of LTC common stock and (ii) a total of $500,000 from July 29, 2002 through September 30, 2002 in exchange for non-convertible notes.

Notes issued to Arch Hill Capital under the Arch Hill Capital Financing Agreement prior to July 29, 2002 were convertible, at any time prior to repayment of the promissory notes, into LTC common stock at $.08 per share and were repayable upon the issuance of the following amounts of new convertible notes by LTC ("New Notes"): upon the issuance of $6,000,000 principal amount of New Notes - one-third of the outstanding promissory notes were repayable; upon the issuance of $7,000,000 principal amount of New Notes - two-thirds of the outstanding promissory notes were repayable; upon the issuance of $8,000,000 principal amount of New Notes - all of the promissory notes were repayable. Notwithstanding the foregoing, in the event there was no closing of a financing by October 31, 2002, all outstanding amounts under the promissory notes were due and owing on October 31, 2002.

On October 4, 2002, in connection with waiving the $5 million financing condition of closing under the Share Exchange Agreement LTC entered into Amendment No. 4 to the Arch Hill Capital Financing Agreement pursuant to which Arch Hill Capital agreed to amend the foregoing repayment terms of the notes. (See Note 10).

Subsequent to September 30, 2002, Arch Hill Capital advanced funds to LTC and LTC issued non-convertible notes. (See Note 10).

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

LTC has entered into an Employment Agreement with Andrew J. Manning, for a period of three years commencing as of January 1, 2002 (the "Term"), pursuant to which Dr. Manning serves as LTC's Executive Vice President and Chief Technical Officer at a salary of $150,000 per year until the closing of the LTC-GAIA transaction and thereafter at $175,000 per year, subject to increase at the discretion of the Board of Directors. The Agreement provides that during each fiscal year, Dr. Manning will be eligible to receive a target bonus of up to 20% of his annual salary for such fiscal year with the exact amount of such bonus to be determined at the discretion of the Board of Directors or the applicable committee of the Board of Directors in accordance performance thresholds for such fiscal year to be agreed upon prior to March 1 of the fiscal year to which the bonus and the performance thresholds relate. Dr. Manning's employment agreement provides for certain severance payment benefits in the event his employment is terminated by LTC other than for cause and includes certain confidentiality, non-solicitation and non-competition provisions.

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

Options under the 1994 Stock Plan, The Directors Plan, the 1998 Plan and the 2002 Plan as of September 30, 2002 are summarized as follows:

                                                                                  WEIGHTED
                                                                                   AVERAGE
                                                              OPTIONS          EXERCISE PRICE
                                                              -------          --------------
                Outstanding, January 1, 2002                 2,350,000            $   0.25
                Granted                                        825,000            $   0.19
                Exercised                                            0                   0
                Cancelled                                            0                   0
                                                             ---------            --------
                Outstanding, September 30, 2002              3,175,000            $   0.25
                                                             ---------            --------
                Options exercisable, September 30, 2002      2,744,000            $   0.26
                                                             ---------            --------

Warrants as of September 30, 2002 are summarized as follows:

                                                                              WEIGHTED
                                                                               AVERAGE
                                                           WARRANTS         EXERCISE PRICE
                                                           --------         --------------
                Outstanding, January 1, 2002               4,186,000            $0.15
                Granted                                   12,500,000(1)         $0.15
                Cancelled                                          0                0
                                                          ----------            -----
                Outstanding, September 30, 2002           16,686,000            $0.15
                                                          ----------            -----
                Exercisable, September 30, 2002           16,686,000            $0.15
                                                          ----------            -----

(1) In connection therewith in January 2002, LTC recognized $2,755,000 of stock based compensation expenses using the Black-Scholes option pricing model as prescribed by FASB Statement 123 using the following assumptions: no dividend yield, expected volatility of 198%, risk free interest rate of 4.34% and expected life of 2 years. (See Note 3).

10. SUBSEQUENT EVENTS

SHARE EXCHANGE - On October 4, 2002, LTC closed the Share Exchange pursuant to which LTC acquired an interest in GAIA through LTC's acquisition of 60% of the outstanding shares of GAIA Holding B.V. ("GAIA Holding"). GAIA Holding, a private limited liability company incorporated under the laws of the Netherlands, is the 100% beneficial owner of GAIA. GAIA is a private limited liability company incorporated under the laws of Germany. GAIA Holding's ownership interest in GAIA is held through certain trust arrangements. (See "GAIA Holding Beneficial Ownership Interest in GAIA" below).

The Share Exchange was consummated pursuant to the terms of the Share Exchange Agreement that LTC entered into on June 7, 2002 with Hill Gate Capital N.V. ("Hill Gate"), which subsequently changed its name to Arch Hill Real Estate N.V. ("Arch Hill Real Estate"). On September 6, 2002, all of the outstanding shares of GAIA Holding and all of the rights and obligations of Arch Hill Real Estate under the Share Exchange Agreement were transferred to Arch Hill Ventures, N.V., a private company limited by shares, incorporated under the laws of the Netherlands ("Arch Hill Ventures"). Arch Hill Capital, a private company limited by shares, incorporated under the laws of the Netherlands, controls Arch Hill Ventures.

In the Share Exchange, Arch Hill Ventures transferred to LTC shares of GAIA Holding that constitute 60% of the outstanding shares of GAIA Holding, and LTC issued to Arch Hill Ventures 60,000 shares of LTC Series A Preferred Stock. Arch Hill Ventures currently owns the remaining 40% of the outstanding shares of GAIA Holding.

LTC and Arch Hill Ventures waived the requirement of receipt by LTC of at least $5 million in equity financing as a condition to the closing of the Share Exchange. In connection with such waiver, Arch Hill Capital agreed to convert $1,914,567 principal of LTC promissory notes held by Arch Hill Capital into shares of LTC common stock as described below.

Each outstanding share of the Series A Preferred Stock is convertible at the option of the holder thereof into 1,113.40524 shares of LTC common stock at any time following the authorization and reservation of a sufficient number of shares of LTC common stock by all requisite action, including action by LTC's Board of Directors and by LTC's shareholders, to provide for the conversion of all outstanding shares of Series A Preferred Stock into shares of LTC common stock.

Each share of the Series A Preferred Stock will automatically be converted into 1,113.40524 shares of LTC common stock one year following the authorization and reservation of a sufficient number of shares of LTC common stock to provide for the conversion of all outstanding shares of Series A Preferred Stock into shares of LTC common stock. The shares of Series A Preferred Stock held by Arch Hill Ventures are convertible, in the aggregate, into 66,804,314 shares of LTC common stock.

The shares of Series A Preferred Stock are entitled to vote together with the common stock on all matters submitted to a vote of the holders of the common stock. On all matters as to which shares of common stock or shares of Series A Preferred Stock are entitled to vote or consent, each share of Series A Preferred Stock is entitled to the number of votes (rounded up to the nearest whole number) that the common stock into which it is convertible would have if such Series A Preferred Stock had been so converted into common stock as of the record date established for determining holders entitled to vote, or if no such record date is established, as of the time of any vote on such matters. Each share of Series A Preferred Stock is initially entitled to the number of votes that 1,114 shares of common stock would have.

In addition to the voting rights provided above, as long as any shares of Series A Preferred Stock are outstanding, the affirmative vote or consent of the holders of two-thirds of the then-outstanding shares of Series A Preferred Stock, voting as a separate class, will be required in order for LTC to:

      (i) amend, alter or repeal, whether by merger, consolidation or otherwise, the terms of the Series A Preferred Stock or any other provision of LTC's Charter or Bylaws, in any way that adversely affects any of the powers, designations, preferences and relative,participating, optional and other special rights of the Series A Preferred Stock;

      (ii) issue any shares of capital stock ranking prior or superior to, or on parity with, the Series A Preferred Stock; or

      (iii) subdivide or otherwise change shares of Series A Preferred Stock into a different number of shares whether in a merger, consolidation, combination, recapitalization, reorganization or otherwise.

The Series A Preferred Stock ranks on a parity with the common stock as to any dividends, distributions or upon liquidation, dissolution or winding up, in an amount per share equal to the amount per share that the shares of common stock into which such

Series A Preferred Stock are convertible would have been entitled to receive if such Series A Preferred Stock had been so converted into common stock prior to such distribution.

AMENDMENT TO BRIDGE FINANCING AGREEMENT WITH ARCH HILL CAPITAL - Effective October 4, 2002, LTC and Arch Hill Capital amended the terms of the Arch Hill Capital Financing Agreement. (See Note 3). Amendment No. 4 to the Arch Hill Capital Financing Agreement provides that the entire principal balance and all other sums due and payable under (i) any promissory note issued prior to July 29, 2002 shall be converted as of the closing of the Share Exchange into LTC common stock on the conversion terms set forth in such notes and (ii) any promissory note issued on or after July 29, 2002 shall be applied against the purchase price of equity securities being sold by LTC in any equity financing after the closing of the Share Exchange. Pursuant to the terms of such Amendment No. 4 to the Arch Hill Capital Financing Agreement, on October 4, 2002, $1,914,567 in principal of outstanding promissory notes issued prior to July 29, 2002 were converted, at $.08 per share, into 23,932,087 shares of LTC common stock, and the $500,000 in principal of outstanding non-convertible promissory notes issued from July 29, 2002 through October 4, 2002 remained outstanding. On October 18, 2002, November 1, 2002 and November 8, 2002 Arch Hill Capital advanced $287,375, $150,000 and $150,000 to LTC in exchange for non-convertible notes.

OWNERSHIP OF SHARES BY ARCH HILL CAPITAL AND ARCH HILL VENTURES (WHICH IS CONTROLLED BY ARCH HILL CAPITAL) -

Arch Hill Capital beneficially owns:

     (i)   23,932,087 outstanding shares of LTC common stock;

     (ii) 39,490,000 shares of LTC common stock issuable upon conversion of $3,949,000 of LTC convertible notes at $.10 per share; and

     (iii) 66,804,314 shares of LTC common stock issuable upon conversion of 60,000 shares of LTC Series A Preferred Stock held by Arch Hill Ventures (which is controlled by Arch Hill Capital)

The 130,226,401 shares of LTC common stock beneficially owned by Arch Hill Capital constitutes approximately 67% of LTC common stock on an as-converted basis. Accordingly, Arch Hill Capital is a controlling stockholder and is able to control the outcome of most matters submitted to LTC stockholders for approval, including the election of LTC directors, any amendments to the Certificate of Incorporation of LTC or a merger, sale of assets or other significant transaction without the approval of other LTC stockholders. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in LTC. As a result, Arch Hill Capital has an effective veto power over corporate transactions by LTC, GAIA Holding or GAIA which management or non-control stockholders of such entities might desire.

The calculation of percentage of LTC common stock beneficially owned by Arch Hill Capital is based on the number of shares of LTC common stock outstanding as of November 13, 2002 (88,235,392 shares) plus the number of shares of LTC common stock issuable to Arch Hill Capital upon conversion of convertible securities held by such entity.

STRATEGIC ALLIANCE AGREEMENT WITH GAIA - On October 4, 2002, LTC entered into a Strategic Alliance Agreement with GAIA (the "Strategic Alliance Agreement") covering technology sharing and licensing, joint production, marketing, sales and distribution activities and similar matters. The Strategic Alliance Agreement provides for the following, among other matters:

Ownership of Technology. - As determined in accordance with the rules of inventorship, LTC will have sole ownership of all inventions, patents, know-how, trade secrets, technical information, data, manufacturing processes, designs, ideas, and the like ("Technology") invented, discovered or developed solely by LTC, by LTC employees, or by LTC agents prior to and during the term of the Strategic Alliance Agreement ("LTC Technology") and GAIA will have sole ownership of all Technology invented, discovered or developed solely by GAIA, by GAIA's employees, or by GAIA's agents prior to and during the term of the Strategic Alliance Agreement ("GAIA Technology"). LTC and GAIA will each own jointly and equally with the other party all Technology invented, discovered or developed jointly by the parties, their employees or agents during the term of the Strategic Alliance Agreement ("Strategic Alliance Technology").

Cross-License of Technology - LTC granted to GAIA a worldwide, non-sublicensable, royalty-free license of all LTC Technology and GAIA granted to LTC a worldwide, non-sublicensable, royalty-free license of all GAIA Technology. Neither party may sell, transfer, divest or license to any third party, any Strategic Alliance Technology or any interest in the Technology that is the subject of the foregoing licenses without the written consent of the other party.

Patents - Each party will have full responsibility for the application, prosecution, and maintenance of patents and/or patent applications worldwide for those inventions which are solely owned by such party. Unless the parties determine otherwise, all patent applications relating to LTC Technology, GAIA Technology and Strategic Alliance Technology will be filed in the United States and Germany. LTC will be the owner of any resulting patents, approvals or licenses issued by any governmental entity relating to any LTC Technology. GAIA will be the owner of any resulting patents, approvals or licenses issued by any governmental entity relating to any

GAIA Technology. LTC and GAIA will be co-owners on an equal basis, of any resulting patents, approvals or licenses issued by any governmental entity relating to any Strategic Alliance Technology. LTC and GAIA have the right to bring and maintain any appropriate suit or action for infringement of any patent or other right with respect to Technology owned by such party.

Supplier and Manufacturing Agreements - The parties will enter into mutually acceptable manufacturing, supply, and other agreements.

Accounting Controls and Financial Information - Each party must adhere to specified accounting and internal financial controls and furnish to the other party specified financial information.

Termination of Agreement - The Strategic Alliance Agreement (including the licenses and rights granted thereunder) will remain in full force and effect until the earlier of (i) the mutual consent of both parties; (ii) the liquidation or dissolution of either party; or (iii) termination in the event of a default. Default is defined to occur when either party (the "Defaulting Party") (a) becomes bankrupt or insolvent, or files a petition in bankruptcy or makes a general assignment for the benefit of creditors or otherwise acknowledges insolvency, or is adjudged bankrupt; (b) goes or is placed in a process of complete liquidation other than for an amalgamation or reconstructions; (c) suffers the appointment of a receiver for any substantial portion of its business who shall not be discharged within sixty days after his appointment or (d) breaches any material provision of the Strategic Alliance Agreement and fails to cure such breach within thirty (30) days written notice thereof by the other party. In the event of default, the non-Defaulting party, at its option may terminate its obligation to and the rights of the Defaulting Party under the Strategic Alliance Agreement upon ten days' written notice to the Defaulting Party and such termination will take effect as of the occurrence on the event giving rise to the option to terminate.

OPERATIONAL PLAN - LTC and GAIA are in the process of combining their operations and staffs into a single, cohesive entity. The consolidated organizational structure provides for LTC corporate headquarters at Plymouth Meeting, Pennsylvania and two operating units - GAIA USA in Plymouth Meeting and GAIA Europe in Nordhausen, Germany. The two companies have formulated and approved a new combined strategic Business Plan which provides for a unified approach to: overall business strategy; technology research and development; product development; procurement; production; market and competitive analysis; customer contact plans; marketing; Public Relations/Investor Relations; sales; distribution; securing future Joint Venture relationships for manufacturing and distribution; securing future resource needs; and financial forecasts. Mr. David
J. Cade will remain as Chairman and Chief Executive Officer of LTC, and Dr. Franz J. Kruger, CEO of GAIA GmbH, will become President and Chief Operating Officer of LTC.

OPTION AGREEMENT WITH GAIA HOLDING STOCKHOLDER - On October 4, 2002, in connection with the closing of the Share Exchange, LTC entered into an Option Agreement with Arch Hill Ventures pursuant to which LTC has the right to acquire additional shares of GAIA Holding owned by such stockholder in order to maintain LTC's ownership position in GAIA Holding and GAIA at not less than 60% of the outstanding shares. The Option Agreement shall remain in full force and effect until the earlier of (a) the consent of the parties to the Option Agreement; (b) the termination of the Strategic Alliance Agreement; or (c) the liquidation or dissolution of GAIA Holding.

GAIA HOLDING BENEFICIAL OWNERSHIP INTEREST IN GAIA - GAIA Holding is the 100% beneficial owner of GAIA. The outstanding shares of GAIA are held pursuant to certain Dutch and German trust agreements by two Netherlands entities affiliated with Arch Hill Capital (the "Nominal Stockholders") for the risk and account of GAIA Holding. Based on the Dutch and the German trust agreements, the Nominal Stockholders are obliged to transfer the legal ownership of the shares in GAIA without any further payments to GAIA Holding or to a third party designated by GAIA Holding on the demand of GAIA Holding. Pursuant to the trust agreements, GAIA Holding has the right to vote the shares of GAIA held by the Nominal Stockholders.

SHARE TRANSFER AGREEMENT - In connection with the Share Exchange closing, LTC entered into an Agreement with GAIA Holding, Arch Hill Ventures and the Nominal Stockholders (the "Share Transfer Agreement") which provides that without LTC's prior written consent, GAIA Holding may not directly or indirectly transfer or instruct any party to transfer the legal ownership of the shares of GAIA held by the Nominal Stockholders to any party other than to GAIA Holding and upon LTC's written direction, GAIA Holding will instruct the Nominal Stockholders to transfer the legal ownership of the shares of GAIA held by the Nominal Stockholders to GAIA Holding for no payment. The Share Transfer Agreement provides that notwithstanding the foregoing, in the event that the transfer of the GAIA shares to GAIA Holding results in a negative tax implication to GAIA (the "Tax Effect") that would otherwise be avoided by not transferring the GAIA shares, then LTC will compensate the shareholders of GAIA Holding other than LTC in the amount of such Tax Effect multiplied by the percentage of shares of GAIA Holding that are beneficially owned by shareholders of GAIA Holding other than LTC. The Share Transfer Agreement further provides that at such time as the parties determine that there would no longer be any possible Tax Effect as a result of the transfer of the GAIA shares to GAIA Holding, then the legal ownership of the GAIA shares held by the Nominal Stockholders shall be transferred to GAIA Holding without any payment.

REVERSE ACQUISITION ACCOUNTING - Because Arch Hill Capital beneficially owns a majority of the shares of LTC, the Share Exchange transaction and related transactions might be accounted for as a reverse acquisition. In that case, the purchase price would be allocated to LTC's assets and liabilities and future consolidated financial statements for LTC would be the financial statements of GAIA Holding as the acquiror and LTC's assets and liabilities would likely be changed to reflect the purchase price allocation.

WARRANTS ISSUED - As compensation for services in connection with the Share Exchange, on October 4, 2002, LTC issued in a private transaction warrants to purchase 1,800,000 shares of LTC common stock at an exercise price of $0.185 per share. The warrants are immediately exercisable and have a five year term.

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

We have worked closely with selected portable electronics original equipment manufacturers (OEMs) in the past, exploring various notebook computer, personal data assistant ("PDA") and wireless handset applications. Over the past two years we have refocused our large footprint cell technology and market activities to concentrate on large, high rate battery applications including advanced automotive batteries for 42-volt systems, Hybrid Electronic Vehicles ("HEVs") and energy storage devices for the distributed power/renewable energy market. In September 2000, we completed our first working prototype lithium-ion HEV battery, complete with battery management and control electronics. A second generation prototype HEV battery, designed to meet the specifications of an existing HEV, was completed in January 2001. In August 2002, together with GAIA Akkumulatorenwerke GmbH ("GAIA"), we completed and shipped a prototype 42-volt automotive battery to BMW under the European Union-sponsored "Astor" program (Assessments and testing of advanced storage systems for propulsion and other electrical systems in passenger cars). The Astor consortium consists of seven European auto companies: Volkswagen, BMW, Daimler Chrysler, Opel, Fiat, Volvo, and Peugeot. The prototype lithium battery is now undergoing testing in Europe.

Our operating plan seeks to minimize our capital requirements, but commercialization of our battery technology will require substantial amounts of additional capital. We expect that technology development and operating and production expenses will increase significantly as we continue to advance our battery technology and develop products for commercial applications. Our working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of our technology development program, technological advances, the status of competitors and the abilities of the LTC-GAIA combined operations.

We do not currently have sufficient cash to achieve all our development and production objectives.

We have been unprofitable since inception, expect to incur substantial additional operating losses over the next few years and need significant additional financing to continue the development and commercialization of our technology. We do not expect to generate revenues from commercial operations during the year ended December 31, 2002.

GAIA SHARE EXCHANGE

General - On October 4, 2002, we closed a share exchange (the "Share Exchange") pursuant to which we acquired an interest in GAIA, a lithium polymer battery company, headquartered in Nordhausen/Thuringia, Germany, through our acquisition of 60% of the outstanding shares of GAIA Holding B.V. ("GAIA Holding"). GAIA Holding, a private limited liability company incorporated under the laws of the Netherlands, is the 100% beneficial owner of GAIA. GAIA is a private limited liability company incorporated under the laws of Germany. GAIA Holding's ownership interest in GAIA is held through certain trust arrangements. (See "GAIA Holding Beneficial Ownership Interest in GAIA" below).

The Share Exchange was consummated pursuant to the terms of a Share Exchange Agreement (the "Share Exchange Agreement") that we entered into on June 7, 2002 with Hill Gate Capital N.V. ("Hill Gate"), which subsequently changed its name to Arch Hill Real Estate N.V. ("Arch Hill Real Estate"). On September 6, 2002, all of the outstanding shares of GAIA Holding and all of the rights and obligations of Arch Hill Real Estate under the Share Exchange Agreement were transferred to Arch Hill Ventures, N.V., a private company limited by shares, incorporated under the laws of the Netherlands ("Arch Hill Ventures"). Arch Hill Capital N.V., a private company limited by shares, incorporated under the laws of the Netherlands ("Arch Hill Capital"), controls Arch Hill Ventures.

In the Share Exchange, Arch Hill Ventures transferred to us shares of GAIA Holding that constitute 60% of the outstanding shares of GAIA Holding, and we issued to Arch Hill Ventures 60,000 shares of our Series A Preferred Stock. Arch Hill Ventures currently owns the remaining 40% of the outstanding shares of GAIA Holding.

We and Arch Hill Ventures waived the requirement of receipt by us of at least $5 million in equity financing as a condition to the closing of the Share Exchange. In connection with such waiver, Arch Hill Capital agreed to convert $1,914,567 principal of our promissory notes held by Arch Hill Capital into shares of our common stock as described below.

Preferred Stock Issued in the Share Exchange - In the Share Exchange, we issued to Arch Hill Ventures 60,000 shares of our Series A Preferred Stock. Each share of the Series A Preferred Stock is convertible at the option of the holder thereof into 1,113.40524 shares of our common stock at any time following the authorization and reservation of a sufficient number of shares of our common stock by all requisite action, including action by our Board of Directors and by our shareholders, to provide for the conversion of all outstanding shares of Series A Preferred Stock into shares of our common stock.

Each share of the Series A Preferred Stock will automatically be converted into 1,113.40524 shares of our common stock one year following the authorization and reservation of a sufficient number of shares of our common stock to provide for the conversion of all outstanding shares of Series A Preferred Stock into shares of our common stock. The shares of Series A Preferred Stock held by Arch Hill Ventures are convertible, in the aggregate, into 66,804,314 shares of our common stock.

The shares of Series A Preferred Stock are entitled to vote together with the common stock on all matters submitted to a vote of the holders of the common stock. On all matters as to which shares of common stock or shares of Series A Preferred Stock are entitled to vote or consent, each share of Series A Preferred Stock is entitled to the number of votes (rounded up to the nearest whole number) that the common stock into which it is convertible would have if such Series A Preferred Stock had been so converted into common stock as of the record date established for determining holders entitled to vote, or if no such record date is established, as of the time of any vote on such matters. Each share of Series A Preferred Stock is initially entitled to the number of votes that 1,114 shares of common stock would have.

In addition to the voting rights provided above, as long as any shares of Series A Preferred Stock are outstanding, the affirmative vote or consent of the holders of two-thirds of the then-outstanding shares of Series A Preferred Stock, voting as a separate class, will be required in order for us to:

      (i) amend, alter or repeal, whether by merger, consolidation or otherwise, the terms of the Series A Preferred Stock or any other provision of our Charter or Bylaws, in any way that adversely affects any of the powers, designations, preferences and relative, participating, optional and other special rights of the Series A Preferred Stock;

      (ii) issue any shares of capital stock ranking prior or superior to, or on parity with, the Series A Preferred Stock; or

      (iii) subdivide or otherwise change shares of Series A Preferred Stock into a different number of shares whether in a merger, consolidation, combination, recapitalization, reorganization or otherwise.

The Series A Preferred Stock ranks on a parity with the common stock as to any dividends, distributions or upon liquidation, dissolution or winding up, in an amount per share equal to the amount per share that the shares of common stock into which such Series A Preferred Stock are convertible would have been entitled to receive if such Series A Preferred Stock had been so converted into common stock prior to such distribution.

Proxy or Information Statement - We do not currently have enough shares of common stock authorized to issue shares upon the conversion of all our outstanding convertible securities. We plan to prepare and file with the Securities and Exchange Commission a proxy or information statement to be mailed to our stockholders in order to obtain consent to increase the authorized number of shares of our common stock or effect a reverse stock split thereof sufficient to make available that number of shares of our common stock as will be required for the conversion of the convertible notes to be issued as part of a new financing, all outstanding convertible securities, including the Series A Preferred Stock, and for future issuance.

LTC Board of Directors - The Share Exchange Agreement provides that as soon as practicable after consummation the Share Exchange and filing by us of a Form 14-F for such purpose, our Board of Directors will be increased to twelve members and Arch Hill Ventures will be entitled to designate six nominees to our Board of Directors. Ilion Technology Corporation ("Ilion") is also entitled to designate one nominee to our Board of Directors.

GAIA Board of Directors - Dr. Franz Josef Kruger and Mr. Ralf Tolksdorf are the managing directors of GAIA. As a condition of closing the Share Exchange, GAIA's Supervisory Board of Directors has been increased to three members consisting of:

     Mr. Hendrikus Harold van Andel
     Prof. Dr. Marnix Snijder
     Mr. David J. Cade

GAIA Holding Board of Directors - Mr. Hendrikus Harold van Andel is the sole executive director of GAIA Holding. In connection with the closing of the Share Exchange, GAIA Holding's Supervisory Board of Directors has been increased to four members consisting of:

     Mr. David J. Cade
     Mr. William D. Walker
     Dr. Franz Josef Kruger
     Prof. Dr. Marnix Snijder

Registration Rights - Arch Hill Ventures has the following registration rights, at our expense, with respect to our common stock issuable upon conversion of the Series A Preferred Stock issued in the Share Exchange: (i) upon the request of the holders of at least 50% of the Series A Preferred Stock, one demand registration, (ii) unlimited piggyback rights, and (iii) rights to register shares in up to three shelf offerings pursuant to Form S-3. All registration rights will terminate when the underlying common stock may be sold under Rule 144(k).

OWNERSHIP OF SHARES BY ARCH HILL CAPITAL AND ARCH HILL VENTURES (WHICH IS CONTROLLED BY ARCH HILL CAPITAL)

Arch Hill Capital beneficially owns:

     (i)   23,932,087 outstanding shares of our common stock;

     (ii) 39,490,000 shares of our common stock issuable upon conversion of $3,949,000 of our convertible notes at $.10 per share; and

     (iii) 66,804,314 shares of our common stock issuable upon conversion of 60,000 shares of our Series A Preferred Stock held by Arch Hill Ventures (which is controlled by Arch Hill Capital)

The 130,226,401 shares of our common stock beneficially owned by Arch Hill Capital constitutes approximately 67% of our common stock on an as-converted basis. Accordingly, Arch Hill Capital is a controlling stockholder and is able to control the outcome of most matters submitted to our stockholders for approval, including the election of our directors, any amendments to our Certificate of Incorporation or a merger, sale of assets or other significant transaction without the approval of our other stockholders. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in LTC. As a result, Arch Hill Capital has an effective veto power over corporate transactions by LTC, GAIA Holding or GAIA which management or non-control stockholders of such entities might desire.

The calculation of percentage of our common stock beneficially owned by Arch Hill Capital is based on the number of shares of our common stock currently outstanding as of November 13, 2002 (88,235,392 shares) plus the number of shares of our common stock issuable to Arch Hill Capital upon conversion of convertible securities held by such entity.

STRATEGIC ALLIANCE AGREEMENT WITH GAIA

On October 4, 2002, we entered into a Strategic Alliance Agreement with GAIA (the "Strategic Alliance Agreement") covering technology sharing and licensing, joint production, marketing, sales and distribution activities and similar matters.

The Strategic Alliance Agreement provides for the following, among other matters:

Ownership of Technology - As determined in accordance with the rules of inventorship, we will have sole ownership of all inventions, patents, know-how, trade secrets, technical information, data, manufacturing processes, designs, ideas, and the like ("Technology") invented, discovered or developed solely by us, by our employees, or by our agents prior to and during the term of the Strategic Alliance Agreement ("LTC Technology") and GAIA will have sole ownership of all Technology invented, discovered or developed solely by GAIA, by GAIA's employees, or by GAIA's agents prior to and during the term of the Strategic Alliance Agreement ("GAIA Technology"). We and GAIA will each own jointly and equally with the other party all Technology invented, discovered or developed jointly by the parties, their employees or agents during the term of the Strategic Alliance Agreement ("Strategic Alliance Technology").

Cross-License of Technology - We granted to GAIA a worldwide, non-sublicensable, royalty-free license of all LTC Technology and GAIA granted to us a worldwide, non-sublicensable, royalty-free license of all GAIA Technology. Neither party may sell, transfer, divest or license to any third party, any Strategic Alliance Technology or any interest in the Technology that is the subject of the foregoing licenses without the written consent of the other party.

Patents - Each party will have full responsibility for the application, prosecution, and maintenance of patents and/or patent applications worldwide for those inventions which are solely owned by such party. Unless the parties determine otherwise, all patent applications relating to LTC Technology, GAIA Technology and Strategic Alliance Technology will be filed in the United States and Germany. We will be the owner of any resulting patents, approvals or licenses issued by any governmental entity relating to any LTC Technology. GAIA will be the owner of any resulting patents, approvals or licenses issued by any governmental entity relating to any GAIA Technology. We and GAIA will be co-owners on an equal basis, of any resulting patents, approvals or licenses issued by any governmental entity relating to any Strategic Alliance Technology. We and GAIA have the right to bring and maintain any appropriate suit or action for infringement of any patent or other right with respect to Technology owned by such party.

Supplier and Manufacturing Agreements - The parties will enter into mutually acceptable manufacturing, supply, and other agreements.

Accounting Controls and Financial Information - Each party must adhere to specified accounting and internal financial controls and furnish to the other party specified financial information.

Termination of Agreement - The Strategic Alliance Agreement (including the licenses and rights granted thereunder) will remain in full force and effect until the earlier of (i) the mutual consent of both parties; (ii) the liquidation or dissolution of either party; or (iii) termination in the event of a default. Default is defined to occur when either party (the "Defaulting Party") (a) becomes bankrupt or insolvent, or file a petition in bankruptcy or make a general assignment for the benefit of creditors or otherwise acknowledge insolvency, or be adjudged bankrupt; (b) goes or is placed in a process of complete liquidation other than for an amalgamation or reconstructions; (c) suffers the appointment of a receiver for any substantial portion of its business who shall not be discharged within sixty days after his appointment or
(d) breaches any material provision of the Strategic Alliance Agreement and fails to cure such breach within thirty (30) days written notice thereof by the other party. In the event of default, the non-Defaulting party, at its option may terminate its obligation to and the rights of the Defaulting Party under the Strategic Alliance Agreement upon ten days' written notice to the Defaulting Party and such termination will take effect as of the occurrence on the event giving rise to the option to terminate.

OPERATIONAL PLAN - We and GAIA are in the process of combining operations and staffs into a single, cohesive entity. The consolidated organizational structure provides for our corporate headquarters at Plymouth Meeting, Pennsylvania and two operating units - GAIA USA in Plymouth Meeting and GAIA Europe in Nordhausen, Germany. We have formulated and approved with GAIA a new combined strategic Business Plan which provides for a unified approach to: overall business strategy; technology research and development; product development; procurement; production; market and competitive analysis; customer contact plans; marketing; Public Relations/Investor Relations; sales; distribution; securing future Joint Venture relationships for manufacturing and distribution; future resource needs; and financial forecasts. Mr. David J. Cade will remain as our Chairman and Chief Executive Officer, and Dr. Franz J. Kruger, CEO of GAIA GmbH, will become our President and Chief Operating Officer.

OPTION AGREEMENT WITH GAIA HOLDING STOCKHOLDER - On October 4, 2002, in connection with the closing of the Share Exchange, we entered into an Option Agreement with Arch Hill Ventures pursuant to which we have the right to acquire additional shares of GAIA Holding owned by such stockholder in order to maintain our ownership position in GAIA Holding and GAIA at not less than 60% of the outstanding shares. The Option Agreement shall remain in full force and effect until the earlier of (a) the consent of the parties to the Option Agreement; (b) the termination of the Strategic Alliance Agreement; or (c) the liquidation or dissolution of GAIA Holding.

GAIA HOLDING BENEFICIAL OWNERSHIP INTEREST IN GAIA - GAIA Holding is the 100% beneficial owner of GAIA. The outstanding shares of GAIA are held pursuant to certain Dutch and German trust agreements by two Netherlands entities (the "Nominal Stockholders") for the risk and account of GAIA Holding. Based on the Dutch and the German trust agreements, the Nominal Stockholders are obliged to transfer the legal ownership of the shares in GAIA without any further payments to GAIA Holding or to a third party designated by GAIA Holding on the demand of GAIA Holding. Pursuant to the trust agreements, GAIA Holding has the right to vote the shares of GAIA held by the Nominal Stockholders.

SHARE TRANSFER AGREEMENT - In connection with the Share Exchange closing, we entered into an Agreement with GAIA Holding, Arch Hill Ventures and the Nominal Stockholders (the "Share Transfer Agreement") which provides that without our prior written consent, GAIA Holding may not directly or indirectly transfer or instruct any party to transfer the legal ownership of the shares of GAIA held by the Nominal Stockholders to any party other than to GAIA Holding and upon our written direction, GAIA Holding will instruct the Nominal Stockholders to transfer the legal ownership of the shares of GAIA held by the Nominal Stockholders to GAIA Holding for no payment. The Share Transfer Agreement provides that notwithstanding the foregoing, in the event that the transfer of the GAIA shares to GAIA Holding results in a negative tax implication to GAIA (the "Tax Effect") that would otherwise be avoided by not transferring the GAIA shares, then we will compensate the shareholders of GAIA Holding other than us in the amount of such Tax Effect multiplied by the percentage of shares of GAIA Holding that are beneficially owned by shareholders of GAIA Holding other than us. The Share Transfer Agreement further provides that at such time as the parties determine that there would no longer be any possible Tax Effect as a result of the transfer of the GAIA shares to GAIA Holding, then the legal ownership of the GAIA shares held by the Nominal Stockholders shall be transferred to GAIA Holding without any payment.

WARRANTS ISSUED - As compensation for services in connection with the Share Exchange, on October 4, 2002, we issued in a private transaction warrants to purchase 1,800,000 shares of our common stock at an exercise price of $0.185 per share. The warrants are immediately exercisable and have a five year term.

              LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

We have financed our operations since inception with convertible debt and private placements of common stock and have raised approximately $22.1 million, including $5,249,000 from Ilion and $2,414,567 from Arch Hill Capital as of September 30, 2002 pursuant to the terms of a bridge loan agreement.

Effective October 4, 2002, we and Arch Hill Capital amended the terms of a bridge financing agreement (the "Arch Hill Capital Financing Agreement") entered into as of January 8, 2002, as previously amended on March 22, 2002, May 30, 2002 and July 29, 2002. Arch Hill Capital advanced (i) a total of $1,914,567 prior to July 29, 2002 convertible into 23,932,087 shares of our common stock,
(ii) a total of $500,000 from July 29, 2002 through September 30, 2002 in exchange for non-convertible notes and (iii) a total of $587,375 from September 30, 2002 through November 8, 2002.

Notes issued to Arch Hill Capital under the Arch Hill Capital Financing Agreement prior to July 29, 2002 were convertible, at any time prior to repayment of the promissory notes, into our common stock at $.08 per share and were repayable upon the issuance of the following amounts of new convertible notes by us ("New Notes"): upon the issuance of $6,000,000 principal amount of New Notes - one-third of the outstanding promissory notes were repayable; upon the issuance of $7,000,000 principal amount of New Notes - two-thirds of the outstanding promissory notes were repayable; upon the issuance of $8,000,000 principal amount of New Notes - all of the promissory notes were repayable. Notwithstanding the foregoing, in the event there was no closing of a financing by October 31, 2002, all outstanding amounts under the promissory notes were due and owing on October 31, 2002.

On October 4, 2002, in connection with waiving the $5 million financing condition of closing of the Share Exchange, we entered into Amendment No. 4 to the Arch Hill Capital Financing Agreement pursuant to which Arch Hill Capital agreed to amend the foregoing repayment terms of the notes. Amendment No. 4 to the Arch Hill Capital Financing Agreement provides that the entire principal balance and all other sums due and payable under (i) any promissory note issued prior to July 29, 2002 shall be converted as of the closing of the Share Exchange into our common stock on the conversion terms set forth in such notes and (ii) any promissory notes issued on or after July 29, 2002 shall be applied against the purchase price of equity securities being sold by us in any equity financing after the closing of the Share Exchange. Pursuant to the terms of such Amendment No. 4 to the Arch Hill Capital Financing Agreement, on October 4, 2002, $1,914,567 in principal of outstanding promissory notes issued prior to July 29, 2002 were converted, at $.08 per share, into 23,932,087 shares of our common stock, and the $500,000 in principal of outstanding non-convertible promissory notes issued from July 29, 2002 through October 4, 2002 remained outstanding. On October 18, 2002, November 1, 2002 and November 8, 2002 Arch Hill Capital advanced $287,375, $150,000 and $150,000 to us in exchange for non-convertible notes.

At September 30, 2002, we had cash and cash equivalents of $20,000, prepaid insurance and deferred charges of $137,000, fixed assets of $258,000 and other assets of $21,000. Our total liabilities were $7,105,000 consisting of current liabilities (accounts payable, accrued salaries, accrued expenses and convertible and non-convertible promissory notes) in the aggregate amount of $3,156,000 and long-term liabilities (convertible promissory notes held by Arch Hill, formerly held by Ilion) in the amount of $3,949,000. We had a working capital deficit of $2,999,000 on September 30, 2002 as compared to a working capital deficit of $586,000 on December 31, 2001. The increase in the working capital deficit is primarily attributable to the issuance of convertible notes to Arch Hill Capital during the first nine months of 2002.

Our cash and cash equivalents decreased by approximately $40,000 from December 31, 2001 to September 30, 2002. The cash decrease is attributable primarily to payment of trade creditors and others prior to funding under the Arch Hill Capital Financing Agreement.

Our stockholders' deficiency was $6,669,000 at September 30, 2002, after giving effect to an accumulated deficit of approximately $77,670,000 which consisted of $70,805,000 deficit accumulated during the development stage from July 21, 1989 through September 30, 2002 and $6,865,000 accumulated deficit from prior periods. We expect to incur substantial operating losses as we continue our commercialization efforts.

We do not currently have sufficient cash to achieve all of our development and production objectives. In order to have sufficient capital resources for our development, production, operating and administrative needs and in order to implement the strategy of combining our operations with GAIA we need to close on one or more equity financing transactions in the near term. We believe that if we raise approximately $5,000,000 in an equity financing we would have sufficient funds to meet the needs of LTC and GAIA for approximately six months. We also believe that a second financing transaction will be necessary during 2003 in order to fully implement our new business plan. We have not entered into any definitive agreements relating to a new financing as of the date of this Report and no assurance can be given that any financing will be consummated.

We expect that Arch Hill Capital will continue to provide bridge financing as needed until a new financing transaction is completed although Arch Hill Capital has not entered into a formal agreement to provide such bridge financing. There can be no assurance that funding will continue to be provided by Arch Hill Capital in the amounts necessary to meet all our obligations until the closing of a new financing or that we will be able to consummate the new financing. If a new financing is not consummated, we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

                              RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002

We had revenues from development contracts and research grants in the amount of $83,000 for the nine months ended September 30, 2002 as compared to $12,000 for the nine months ended September 30, 2001. The development contracts and research grants revenue includes a $75,650 non-recurring alternative fuel incentive grant from the Commonwealth of Pennsylvania.

Engineering, research and development expenses were $1,314,000 for the nine months ended September 30, 2002 compared to $850,000 for the nine months ended September 30, 2001. The increase of $464,000 was due primarily to increased materials purchased to produce prototype batteries and increased technical consulting services and salaries. We expect our engineering, research and development expenses to continue to increase during fiscal year 2002.

General and administrative expenses were $1,183,000 for the nine months ended September 30, 2002 compared to $646,000 for the nine months ended September 30, 2001. The increase of $537,000 was due to increased legal, accounting, consulting and other expenses primarily relating to the Share Exchange, the bridge financing transactions and the termination of the proposed merger with Ilion.

Stock based compensation expenses were $2,755,000 for the nine months ended September 30, 2002 compared to $0 for the nine months ended September 30, 2001. The $2,755,000 of expense was caused by the issuance of 12,500,000 warrants to Ilion pursuant to terms of the Termination Agreement.

Interest expense increased to $6,000 (net of interest income of $2,000) for the nine months ended September 30, 2002 compared to $3,000 (net of interest income of $4,000) for the nine months ended September 30, 2001.

We had a $30,000 gain on insurance recovery relating to equipment loss during the nine months ended September 30, 2002.

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

As of September 30, 2002, Arch Hill Capital advanced to us working capital of $1,914,567 (including $1,834,567 advanced during the nine months ended September 30, 2002) in the form of Convertible Promissory Notes which have no stated interest rate (See Note 3). The notes are convertible at any time commencing on the date of issuance into 23,932,087 shares of our common stock at $0.08 per share. Since the Convertible Promissory Notes totaling $1,834,567 payable to Arch Hill Capital are convertible at inception, the entire $2,231,000 of interest expense related to the beneficial conversion feature of these Notes was recognized as expense during the nine months ended September 30, 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2002

We had revenues from development contracts and research grants in the amount of $82,000 for the three months ended September 30, 2002 as compared to $5,000 in revenues from commercial operations for the three months ended September 30, 2001. The development contracts and research grants revenue includes a $75,650 non-recurring alternative fuel incentive grant from the Commonwealth of Pennsylvania.

Engineering, research and development expenses were $488,000 for the three months ended September 30, 2002 compared to

$223,000 for the three months ended September 30, 2001. The increase of $265,000 was due primarily to increased materials purchased to produce prototype batteries, increased technical consulting services and salaries.

General and administrative expenses were $402,000 for the three months ended September 30, 2002 compared to $164,000 for the three months ended September 30, 2001. The increase of $238,000 was due to increased legal, insurance, consulting and other expenses.

Interest expense increased to $2,000 (net of interest income of $1,000) for the three months ended September 30, 2002 compared to $1,000(net of interest income of $2,000) for the three months ended September 30, 2001.

We had a $30,000 gain on insurance recovery relating to equipment loss during the nine months ended September 30, 2002.

                              SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the successful commercialization of our batteries, future demand for our products, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, our ability to combine our operations and staffs with GAIA and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially form those described herein as anticipated, believed, estimated or expected.

                         ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of LTC's management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was performed of the effectiveness of the design and operation of LTC's disclosure controls and procedures within 90 days before the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of evaluation, LTC's disclosure controls and procedures were effective.

(b) There have been no significant changes in LTC's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 5. OTHER INFORMATION

      None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) The following Exhibits are filed as part of this Report or incorporated herein by reference:

                  3.5 Amended Certificate of Designation of Lithium Technology Corporation (1)

                  10.42 Option Agreement dated as of October 4, 2002 by and between Arch Hill Ventures N.V., GAIA Holding, B.V. and Lithium Technology Corporation. (1)

                  10.43 Agreement dated October 4, 2002 by and between GAIA Holding B.V., Arch Hill Ventures, N.V., Arch Hill Real Estate, N.V., Stichting Administratiekantoor GAIA and Lithium Technology Corporation. (1)

                  10.44 Bridge Financing Amendment Agreement No. 4 dated as of October 4, 2002 between Lithium Technology Corporation and Arch Hill Capital N.V. (1)

                  10.45 Strategic Alliance Agreement dated as of October 4, 2002 by and between Lithium Technology Corporation and GAIA Akkumulatorenwerke GmbH.

                  10.46 Form of Warrant dated October 4, 2002 issued to principals of Colebrooke Capital, Inc. (1)


         b)       Form 8-K Reports during the Quarter Ended September 30, 2002:

                  None.

(1) Incorporated herein by reference to the Company's Report on Form 8-K dated October 16, 2002

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2002        LITHIUM TECHNOLOGY CORPORATION

                                By:  /s/ David J. Cade
                                ----------------------------------------------
                                David J. Cade, Chairman and Chief Executive
                                Officer (Principal Executive Officer)

                                By:  /s/ William D. Walker
                                ----------------------------------------------
                                William D. Walker, Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, David J. Cade, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Lithium Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                     /s/ David J. Cade
                                    -----------------------------------
                                    David J. Cade
                                    Chairman and Chief Executive Officer

I, William D. Walker, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Lithium Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


                                      /s/ William D. Walker
                                      ----------------------------
                                      William D. Walker
                                      Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      Each of the undersigned hereby certifies in his capacity as an officer of Lithium Technology Corporation (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Dated: November 14, 2002

                             /s/ David J. Cade
                             --------------------------------------
                             David J. Cade
                             Chairman and Chief Executive Officer

                             /s/ William D. Walker
                             --------------------------------------
                             William D. Walker
                             Chief Financial Officer