Form 10KSB
period 2002-12-31
LITHIUM TECHNOLOGY CORP
filed 2003-04-15
CIK 804154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-10446

LITHIUM TECHNOLOGY CORPORATION

(Name of Small Business Issuer in Its Charter)

DELAWARE	13-3411148
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5115 CAMPUS DRIVE, PLYMOUTH MEETING, PENNSYLVANIA 19462

(Address of Principal Executive Offices)

(610) 940-6090

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

NONE.

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE, $0.01

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year. $121,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. Approximately $4,942,859 as of March 31, 2003. The aggregate market value was based upon the mean between the closing bid and asked price for the common stock as quoted by the NASD OTC Electronic Bulletin Board on that date.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2003, 88,235,392 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). None.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

CURRENCY AND EXCHANGE RATES

All monetary amounts contained in this Report are, unless otherwise indicated, expressed in U.S. Dollars. On March 31, 2003, the noon buying rate for Euros as reported by the Federal Reserve Bank of New York was €1.0900 to $1.00 U.S.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

GENERAL

We are engaged in the development and pilot-line production of large format lithium-ion rechargeable batteries to be used as a new power source in emerging applications in the national security systems, automotive and stationary power markets. With higher energy density, lighter weight, smaller volume, longer operational life and greater cost effectiveness, we believe that lithium batteries are especially compatible with rapidly emerging developments in these markets. We further believe that our unique flat and cylindrical battery designs provide a special advantage in the national security systems, automotive and stationary power.

We recently combined our operations with GAIA Akkumulatorenwerke GmbH (“GAIA”), a private lithium polymer battery company headquartered in Nordhausen, Germany. See “GAIA Share Exchange.” The combination of Lithium Technology Corporation (“LTC”) and GAIA has resulted in a merger of our lithium-ion and lithium polymer technologies, manufacturing processes, know-how and market positioning.

Our corporate headquarters continue to be located at Plymouth Meeting, Pennsylvania. We now have two operating locations – GAIA USA in Plymouth Meeting, Pennsylvania and GAIA Europe in Nordhausen, Germany. We have begun to implement our new combined strategic business plan which provides for a unified approach to overall business strategy; technology research and development; product development; procurement; production; market and competitive analysis; customer contact plans; marketing; public relations/investor relations; sales; distribution; securing future joint venture relationships for manufacturing and distribution; future resource needs; and financial matters.

We believe that the combined company has the capability to design, develop, build and sell large format lithium-based rechargeable batteries for a variety of advanced applications. GAIA USA has a range of potential customer contacts in U.S. commercial and government circles as well as in Asian markets, while GAIA Europe has the ability to attract and capture German and other European customers. We have a small revenue stream from certain government research and development contracts with GAIA Europe. Through blending the technologies, battery systems engineering and operations management of LTC and GAIA, we expect to enter the commercial marketplace sooner than either individual company previously would have been able to do on its own. Prior to our combination, we and GAIA expended a combined total of approximately $47 million in advancing our battery technologies. To date, we have delivered only limited prototypes.

We believe that the advantages of our battery technology over other batteries include:

•	Higher power and/or energy density

•	Longer life cycle

•	Greater cost effectiveness

•	More flexible battery designs

•	Broader range of operating temperatures

In the past, we have worked closely with selected portable electronics original equipment manufacturers exploring various notebook computer, personal data assistant and wireless handset applications. Over the past two and a half years, we refocused our large footprint cell technology and market activities to concentrate on large, high rate battery applications. Our commercialization efforts are focused on utilization of our lithium-ion rechargeable batteries in the following targeted markets as described further below in “Development and Commercialization Plan”:

•	National security systems

•	Automotive

•	Stationary power

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of December 31, 2002, we had an accumulated deficit of approximately $27.4 million.

Operations have been financed primarily through the use of proceeds from loans from Arch Hill Capital N.V. of the Netherlands (“Arch Hill Capital”) and other related parties, loans from silent partners and bank borrowings secured by assets. Continuation of our operations in 2003 is dependent upon obtaining further financing from either Arch Hill Capital or other related parties, continued bridge financing from Arch Hill Capital and the new equity financing described below. See “Item 6-Management’s Discussion and Analysis or Plan of Operation.” These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our operating plan seeks to minimize our capital requirements, but commercialization of our battery technology will require substantial amounts of additional capital. We expect that technology development and operating and production expenses will increase significantly as we continue to advance our battery technology and develop products for commercial applications.

We are currently seeking sources of additional financial, in the form of equity financing, to provide the additional capital in order to fund our current operations, expand our scope of operations and pursue our business strategy. However, no assurance can be given that we will be successful in completing any financing. If we are unsuccessful in completing any financing, we will not be able to fund our current expenses or pursue our business strategy.

GAIA SHARE EXCHANGE

On October 4, 2002, we closed a share exchange (the “First Share Exchange”) pursuant to which we acquired a 60% interest in GAIA. We acquired the 60% interest in GAIA through our acquisition of 60% of the outstanding shares of GAIA Holding B.V. (“GAIA Holding”) from Arch Hill Ventures, N.V., a private company limited by shares incorporated under the laws of the Netherlands (“Arch Hill Ventures”), in exchange for our issuance to Arch Hill Ventures of 60,000 shares of LTC Series A Preferred Stock convertible into 66,804,314 shares of LTC common stock. On December 13, 2002, we closed a second share exchange (the “Second Share Exchange”) in which Arch Hill Ventures transferred to us shares of GAIA Holding constituting 40% of the outstanding shares of GAIA Holding, and we issued to Arch Hill Ventures 40,000 shares of LTC Series A Preferred Stock convertible into 44,536,210 shares of LTC common stock. We now hold 100% of the outstanding shares of GAIA Holding and a 100% beneficial ownership interest in GAIA through certain trust arrangements described below. See “Corporate Information.” For a description of the terms of the Series A Preferred Stock held by Arch Hill Ventures, see Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Changes in Control.”

Subsequent to the First and Second Share Exchanges, Arch Hill Capital controls LTC. As a result, the acquisition is accounted for as a reverse acquisition, whereby for financial reporting purposes, GAIA Holding is considered the acquiring company. Hence, the historical financial statements of GAIA Holding became the historical financial statements of the Company and include the results of operations of LTC only from the acquisition date. LTC and GAIA Holding are collectively referred to herein as the “Company”.

CORPORATE INFORMATION

LTC is a Delaware corporation that was incorporated on December 28, 1995. LTC’s predecessor – Lithium Technology Corporation (a Nevada corporation previously named Hope Technologies, Inc.) – merged with and into LTC in a reincorporation merger that became effective on February 8, 1996. The executive office of LTC is located at 5115 Campus Drive, Plymouth Meeting, Pennsylvania 19462, telephone number: (610) 940-6090.

LTC holds 100% of the outstanding shares of GAIA Holding, a Netherlands holding company. GAIA Holding is a private limited liability company incorporated under the laws of the Netherlands on February 2, 1990, with a statutory seat at The Hague (the Netherlands) and office address at Parkweg 2, 2585 JJ, the Hague, the Netherlands.

GAIA Holding is the legal and beneficial owner of all of the issued and outstanding shares of Lithiontech B.V., a Netherlands company limited by shares that was formed on February 8, 1999 (“Lithiontech”). Lithiontech has the legal and beneficial ownership of all the issued and outstanding shares of DILO Trading AG, a Switzerland company limited by shares that was formed on September 11, 1975 (“DILO Trading”) and Lithiontech Licensing B.V., a Netherlands company limited by shares that was formed on February 8, 1999 (“Lithiontech Licensing”). DILO Trading holds patents for which the intellectual property was developed by DILO Trading in collaboration with GAIA. GAIA holds a license for all these patents.

GAIA Holding is the beneficial owner of all of the issued and outstanding shares of GAIA. Legal ownership of the outstanding shares of GAIA are held pursuant to certain Dutch and German trust agreements by two Netherlands entities (the “Nominal Stockholders”) for the risk and account of GAIA Holding. Based on the Dutch and the German trust agreements, the Nominal Stockholders are obliged to transfer the legal ownership of the shares in GAIA without any further payments to GAIA Holding to a third party designated by GAIA Holding on the demand of GAIA Holding. Pursuant to the trust agreements, GAIA Holding has the right to vote the shares of GAIA held by the Nominal Stockholders.

In connection with the First Share Exchange closing, LTC entered into an agreement with GAIA Holding, Arch Hill Ventures and the Nominal Stockholders (the “Share Transfer Agreement”) which provides that without LTC’s prior written consent, GAIA Holding may not directly or indirectly transfer or instruct any party to transfer the legal ownership of the shares of GAIA held by the Nominal Stockholders to any party other than to GAIA Holding and that upon LTC’s written direction, GAIA Holding will instruct the Nominal Stockholders to transfer the legal ownership of the shares of GAIA held by the Nominal Stockholders to GAIA Holding for no payment. The Share Transfer Agreement further provides that at such time as the parties determine that there would no longer be any possible adverse tax effect as a result of the transfer of the GAIA shares to GAIA Holding, then the legal ownership of the GAIA shares held by the Nominal Stockholders shall be transferred to GAIA Holding without any payment.

GAIA is a private limited liability company organized under German law on April 4, 1996. GAIA is located at Montaniastrasse 17, D-99734 Nordhausen/Thuringia, Germany, telephone number: 011 49 3631 616 670.

LTC holds 100% of the outstanding shares of Lithion Corporation, a Pennsylvania corporation that was incorporated on June 3, 1988.

Information contained on the LTC web site or GAIA web site (www.lithiumtech.com and www.gaia-akku.com) does not constitute part of this Report.

DEVELOPMENT AND COMMERCIALIZATION PLAN

TARGET MARKETS

We plan to leverage our expertise in large format cells and large battery assemblies to commercialize advanced lithium batteries as a new power source in the national security systems, automotive and stationary power markets with a particular focus on the European and U.S. markets.

■	NATIONAL SECURITY SYSTEMS BATTERY MARKET - We intend to pursue business in certain national security applications in the U.S. and in Europe. In both defense and aerospace applications there is a demand for extremely high power at low temperatures, with weight, size and long operational life at a premium. The United States government and certain allies are seeking advanced lightweight, compact, high-rate, high-capacity batteries. We believe that there is a preference for a domestic supply of such batteries. We are also targeting the aerospace arena as a potential customer for our batteries. We believe our batteries may be used in the following applications:

•	DEFENSE APPLICATIONS

♦	Manned combat support vehicles – land-based and underwater

♦	Unmanned reconnaissance and combat support systems – air, space, ground and underwater

•	AEROSPACE APPLICATIONS

♦	Satellites

♦	Astronaut Support Systems (EMU, space unit)

♦	Low earth orbit experiments

■	AUTOMOTIVE BATTERY MARKET – During our development phase, we adapted proven industrial manufacturing processes to produce rechargeable flat lithium cells. In parallel, by using our coating and laminating capabilities and operations, we have developed processes for manufacturing large footprint lithium-ion and lithium polymer cells. In recent years, we combined these techniques with proprietary design, packaging and assembly techniques to produce large battery assemblies in response to a growing interest by automobile manufacturers for 42-volt automotive and hybrid electric vehicle (“HEV”) batteries.

We believe that major automakers throughout the world are considering the development of HEVs, 42-volt systems, or both. Sales of HEVs by Japanese carmakers have already begun and automakers in Europe, Japan and the U.S. have announced plans to introduce 42-volt systems over the next few years as well. The batteries for these two advanced automotive applications represent our main target market. More specifically, we will focus initially on the European and U.S. advanced automotive markets.

We believe that there are three strong initiatives driving automakers to seek advanced battery products such as ours:

•	Better fuel efficiency

•	Reduction of emissions

•	Increasing demand for on-board electric power

We	intend to focus on two sectors of the automotive battery market:

•	HEVs

HEVs are vehicles that combine an electric drive system with a smaller internal combustion engine. The on-board battery enables the engine to be down-sized, since the battery provides a source of peak power for acceleration and hill climbing.

HEVs have or are expected to have battery systems ranging from 144-288 volts (compared to today’s standard 12-volt car battery), which power the car part of the time in tandem with a smaller gas engine. The result is a “half electric” vehicle, which gets increased gas mileage compared to conventional vehicles and therefore has reduced emissions.

Innovative transmission systems assure a smooth blending of the two power sources. The gas engine powers the vehicle while cruising on level roads and charges the on-board battery, which provides the extra power needed for acceleration and hill climbing.

A major improvement in mileage and emissions comes from the inclusion of regenerative braking. Regenerative braking slows the car by connecting an electric generator to its wheels, thereby capturing the energy as electric power, rather than dissipating it as heat, which brakes currently do. This “captured” power is then fed back to and accumulated in the battery, making it available to the electric motor for subsequent acceleration. This is critical to all HEVs, including experimental versions that employ fuel cells.

We believe that competitive battery technologies, such as lead acid (see “Competition”), have only limited ability to receive regenerative braking as such results in diminished battery performance and shorter life span. Our batteries accept pulse charging and thus do not have such a limitation.

•	42-VOLT BATTERY SYSTEM

In addition to the development of HEVs, there has been movement towards a 42-volt battery system. The standard 12-volt electrical system, which has been utilized for 45 years, can not accommodate all of the new electronics available for today’s cars. In the mid 1990’s, carmakers in the U.S., Japan and Europe began to consider tripling the on-board battery power to 36 volts, which increases to 42 volts when the car is operating.

The 42-volt battery system is expected to provide multiple advantages—better fuel efficiency, reduced emissions and more consumer benefits by enabling an expanded array of on-board electronics and comforts, some of which operate when the vehicle is not in use. This 42-volt system, sometimes referred to as a “mild hybrid,” may be viewed as an enabling technology in the transition to higher voltage platforms.

The 42-volt battery systems involve some redesign and modification of a car’s electrical system and its components (particularly lights), although some manufacturers are initially planning to use a 12-volt battery along with the 42-volt battery until the older system can be phased out. Introduction of 42-volt system is anticipated in the Japanese marketplace in 2003, while European manufacturers are aiming at 2004-2005. The intention of U.S. auto manufacturers regarding 42-volt battery systems is less clear.

■	STATIONARY POWER BATTERY MARKET

We intend to pursue business in three segments of the large stationary power battery market where mission critical applications demand enhanced power reliability and power quality. We believe that LTC’s lithium ion/lithium ion polymer battery technology offers robust constructions, wide operating temperature range and extended maintenance free cycle life as a new alternative to lead acid batteries in this market. We anticipate that the time frame for use of lithium batteries in the uninterruptible power systems and telecommunications infrastructure systems is 2003-2004 and 2005-2010 for distributed power systems. The stationary power market encompasses:

•	UNINTERRUPTIBLE POWER SYSTEMS (UPS)

Uninterruptible Power Systems are isolated back-up systems that do not operate continuously or feed back into the grid. They are generally batteries or banks of batteries that provide power while the grid supply is inoperative until it is restored. UPS also includes stand-by generators that switch on automatically to provide continuity of power supply when the grid goes down.

The demand for commercial and industrial UPS applications has tracked the increasing dependence of business on computerized systems. UPS users are seeking more reliable, longer-life and lower maintenance batteries.

•	TELECOMMUNICATIONS INFRASTRUCTURE SYSTEMS

Telecommunications (“T-Comm”) infrastructure systems are a specific subset of UPS that need uninterruptible quality power for assured continuation of operations. Applications include T-Comm POPs, cell sites, CATV, Internet service sites, data centers, and remote locations.

Large telecom companies have taken a strong interest in improving the long term value of the battery systems supporting their networks. Advanced lead acid batteries have not proven to last their warranted five or 10 year battery life. As a result, we believe there is an opportunity for other superior battery chemistries such as ours to enter this market.

The need for advanced batteries is particularly important in remote sites – signal repeaters and distributed nodes – where maintenance visits are more costly. Also, newer telecom networks including broadband network systems appear to be more open to consider battery chemistries other than lead acid.

•	DISTRIBUTED POWER SYSTEMS

Distributed power systems are generally small, continuously operating, self-contained power generating units. These systems often employ high power batteries or capacitors for power control and conditioning functions, and a low power battery for energy storage.

These units are privately owned by companies other than public utility companies – such as TelCos, industrial firms, hospitals, universities, broadcast networks and data centers – and government installations. These power users have determined that they cannot always rely on the power grid to meet their power reliability and quality needs. (The power grid is the nationwide collection of interconnected public utility companies that supply electric power within developed countries.) The distributed power generators usually remain connected to the grid and may draw from or feed to the grid based upon their demands.

Alternative energy generation sources such as solar, wind and thermal are established sections of the distributed power systems market segment. These applications have their major impact in developing nations.

This market segment also includes small independent generators, which supply a single or limited number of users due to their remote location or power quality requirements. The energy storage component of distributed power systems currently consists of older battery technology. There is a demand for advanced, low maintenance, cost-effective, long-life batteries to perform this function.

We are also researching high end niche applications in the US and Europe that would benefit from a high rate battery that enables advanced power control and conditioning functions.

PRODUCT COMMERCIALIZATION PLAN

We intend to pursue the following commercialization plan:

■	PENETRATION OF NATIONAL SECURITY MARKET. Our primary strategy to enter the national security market is to partner with existing government contractors and aerospace system integrators and OEMs with government contracts.

■	PENETRATION OF OEM MARKETS. We are targeting sales of our batteries to the automotive and stationary power OEM markets. Our primary strategy for entering the OEM market is to:

•	Design to customer specifications

•	Develop application-specific cell structures and batteries

•	Showcase the capabilities and performance of our unique large-format flat and cylindrical cells

•	Deliver prototype batteries

■	OUTSOURCE CERTAIN OPERATIONS. We believe that the partial outsourcing strategy is important to achieve prototype production volumes and product acceptance. In particular, we anticipate outsourcing the coating of our electrodes. We believe that outsourcing significantly reduces the capital required and the environmental restrictions, controls and reporting requirements.

■	ESTABLISHMENT OF STRATEGIC RELATIONSHIPS. We intend to cover small-volume orders of our batteries in-house and through outsourcing. We plan to establish strategic relationships to meet large-volume orders of our batteries, including through a manufacturing joint venture with a major battery manufacturer. We also plan to establish joint venture relationships for the distribution of products in selected markets.

■	IDENTIFICATION OF NEW APPLICATIONS. We believe that we have the capability to design batteries for a wide array of applications – such as those requiring high rates or high capacity as well as high or low temperatures. We intend to use our proprietary technology and expertise to develop rechargeable lithium batteries in different sizes and voltage configurations for use in a wide range of existing and future applications.

■	PURSUE NICHE APPLICATIONS. We intend to identify and sell into small specialty markets with power source needs in order to generate revenue, gain application experience, gain name recognition and expand our expertise in integration.

■	INCORPORATE ENABLING TECHNOLOGIES. We intend to explore relationships with manufacturers of ultracapacitors and other electrical components that complement our batteries and may add value to our customers if the technologies are made available to them in a single product. For example, we intend to procure or develop battery management systems that will support testing in initial customer evaluations. A Battery Management System (BMS) is an “electronic watchdog” that monitors and reports on the safety, health and performance capabilities of the battery to the application’s central computer or charger. Advanced BMS systems also provide cell balancing for optimal performance. We believe that this approach will simplify customer evaluations, will expose technology synergies and will demonstrate the forward thinking that has been incorporated into our battery products.

Our recent milestones include the following:

•	January 2002—GAIA was awarded a contract, which includes IQ Wireless as a subcontractor, for a 16-volt/2 amp-hours (“Ah”) telecom infrastructure application.

•	April 2002—GAIA was awarded a development contract with BMW to deliver a prototype 42-volt automotive battery to BMW under the European Union-sponsored “Astor” program (Assessments and testing of advanced storage systems for propulsion and other electrical systems in passenger cars). The Astor consortium consists of seven European auto companies: Volkswagen, BMW, Daimler Chrysler, Opel, Fiat, Volvo, and Peugeot.

•	May 2002—GAIA entered into a contract with a shipbuilder to conduct a feasibility study for a submarine battery application.

•	July 2002—we were awarded a University of Minnesota contract to develop prototype robotics batteries.

•	September 2002—together with GAIA, we completed and shipped a prototype 42-volt automotive battery to BMW under the European Union-sponsored “Astor” program.

•	December 2002—we made available a second 42-volt prototype battery for independent testing in Europe, delivered 6 Ah cells for high-end power tools and completed the feasibility study for a submarine battery application.

•	January 2003—we entered into a contract with the University of Chicago for prototype high altitude balloon batteries and Daimler Chrysler has requested 27Ah cells for testing.

We are targeting the following product commercialization timeline:

•	2003: Deliver Prototypes:

                              ♦Telecom Infrastructure batteries

                              ♦Custom applications batteries

                              ♦Technology development contract batteries

                              ♦42-volt automotive batteries

                              ♦288-volt HEV batteries

•	2003-2004: Pilot delivery of large batteries for national security, automotive and stationary power markets

•	2004-2005: Beta Testing of 42-volt automotive batteries

•	2005-2006: Early commercial production of:

                              ♦Stationary power batteries

                              ♦Automotive batteries

•	2006-Onwards: Scale up to mass production

The above sets forth our targeted time frame for achieving certain milestones. As of April 14, 2003, we have not yet delivered a prototype HEV, or stationary power or national security systems battery for testing by a third party. No assurance can be given that we will meet each of the above milestones in the targeted time frame, or at all.

TECHNOLOGY OVERVIEW

Our rechargeable lithium battery technology base dates back to 1983. Since 1983, we have evaluated a wide array of lithium-ion cell designs covering a broad spectrum of applications. These evaluations have involved coating a wide variety of electrode materials – including those for lithium-ion liquid, lithium metal and lithium polymer chemistries – onto a variety of substrates, including solid foils, expanded metal grids and fiber webs. We have engaged in high-yield pilot line operations since 1996. Over the last six years, certain manufacturing steps were adapted to our pilot line to accommodate these new techniques. These factors have allowed us the flexibility to match the battery design to the application. In recent years, we have extended our experience to the assembly of full batteries complete with battery management systems. In 1997, we began focusing on unique large footprint flat cells and large battery assemblies comprised of stacked cells and control circuitry.

GAIA began as a venture business based upon proprietary, novel manufacturing technology in 1996. GAIA has developed technology to continuously extrude lithium-ion polymer electrodes and the separator that contains the final electrolyte solution. This simplifies the manufacturing process by eliminating process steps such as drying coatings, extraction of plasticizer, and cell activation with electrolyte solution. The result is a liquid-free process that operates at lower cost and with minimal emission of organic solvents. GAIA Europe’s plant is a modern facility with state-of-the-art automated equipment for extrusion/coating, lamination, winding, packaging and formation/testing.

In 2000, after four years of development, the GAIA team of experienced industrial managers, battery development engineers and production engineers, succeeded in advancing GAIA Europe’s lithium polymer technology to the pilot production stage. By the end of 2001, GAIA Europe had developed two new types of cylindrical cells which may be used in HEV batteries and in national security applications.

Our lithium-ion and lithium polymer batteries encompass both thin, flat prismatic cells and large wound cylindrical and prismatic cells. Our proprietary technology includes critical composition, processing, and packaging aspects of the battery. We also have experience in cell and battery manufacturing processes. Our coating, lamination and extrusion know-how enables us to achieve uniformity and consistency via a range of application techniques. We have the ability to handle large footprint cells and assemble cells into large battery stacks. In addition, we are familiar with many coating, lamination, extrusion, assembly, packaging, and formation equipment suites which can be scaled up for large volume operations.

The electrodes used in our batteries are extrusion-coated onto foil current collectors while the separator is cast onto a carrier film. The resulting components are then laminated together into thin, lightweight, flexible form factor polymer cells and packaged in either flat or wound cell geometries. Batteries for the consumer, automotive, and industrial markets require different electro-chemical systems that we believe can be easily accommodated by our extrusion process. We also believe that our extrusion process can be applied to producing supercapacitors and electrodes for fuel cells.

We believe that our technology advantages include the following:

•	Large format cells—prismatic and cylindrical

•	Readily customized as to size, shape and performance
•	Common “building blocks” which result in cost savings

•	Higher energy density

•	Lower weight
•	Smaller size

•	Higher power density

•	Higher rates
•	Higher pulse power

•	Broader range of operating temperatures

•	Longer operational life

•	Unique, simplified extrusion, coating and assembly processes

•	Life cycle cost-competitive per watt hour

•	Environmental advantages

DEVELOPMENT CONTRACTS AND RESEARCH SUBSIDIES

We had revenue from development contracts and prototype sales of $121,000 for the year ended December 31, 2002. In addition, we received a total of $1,112,000 from foreign government subsidies (research grants) for the year ended December 31, 2002. As of March 31, 2003, GAIA had four technology research grants with various European and German government entities. The end-dates for these grants range from October 2003 to March 2004, and the total amount due under these grants in the 2003 and 2004 fiscal years is expected to be approximately €1.2 million and €615,000, respectively.

As of March 31, 2003, LTC had contracts with two Universities to deliver batteries for robotics and high altitude balloon applications, with a total due under such contracts of approximately $19,000.

INTELLECTUAL PROPERTY

PATENTS AND PROPRIETARY INFORMATION

As of March 31, 2003, 26 patents have been issued to LTC and LTC has four patent applications pending in the United States. LTC also pursues foreign patent protection in countries of interest. LTC has been granted three foreign patents and has seven patent applications pending in foreign countries. DILO Trading holds patents for which the intellectual property was developed by DILO Trading in collaboration with GAIA. DILO Trading has granted GAIA the right to use these patents. As of March 31, 2003, five patents have been issued to DILO Trading and DILO Trading has 30 patent applications pending in Europe. Although we believe that the pending patent applications will be granted, no assurance to this effect can be given.

We also have proprietary knowledge that is in the patent disclosure stage or that we protect as trade secrets. Our early patents relate to materials and construction for lightweight solid-state rechargeable batteries. Our later patents and applications relate to improvements to the technology contained in the first patents or to other key aspects of rechargeable lithium battery technology. The earliest any of our patents expires is 2005. There is no current or, to our knowledge, threatened litigation regarding our patents.

We also rely on unpatented proprietary information to maintain and develop our commercial position. Although we seek to protect our proprietary information, there can be no assurance that others will not either develop independently the same or similar information or obtain access to our proprietary information. In addition, there can be no assurance that we would prevail if we were to challenge intellectual property rights claimed by third parties that we believed infringed upon our rights or that third parties will not successfully assert infringement claims against us in the future.

LTC and GAIA employees are required to enter into agreements providing for confidentiality and the assignment of rights to inventions made by them while employed by such company. There can be no assurance that these agreements will be enforceable by us.

LICENSING RELATIONSHIPS AND RELATED MATTERS

We have entered into a cross-license with Valence Technology Corporation with respect to rights relating to U.S. Patent No. 4,997,732 held by Valence (Battery in a Vacuum Sealed Enveloping Material and Process for Making the Same) and rights relating to U.S. Patent No. 5,057,385 held by us (Battery Packaging Construction) and granted certain license/distributorship option rights pursuant to a Japanese consortium technology development agreement entered into in 1996.

In connection with our termination of our previously proposed merger with Ilion Technology Corporation (“Ilion”), we entered into cross licensing agreements with Ilion effective January 8, 2002, whereby worldwide, non-exclusive, royalty free, perpetual licenses were granted by each to the other with respect to certain specified technology. The license from us to Ilion covers all product designs, processing techniques and knowledge known to “those skilled in the art” whether or not patented or patentable which we owned or possessed on December 31, 2001 and have communicated to Ilion or was developed by us pursuant to the LTC-Ilion merger agreement, solely as the foregoing relates to the materials, design and architecture of lithium-ion/lithium-ion polymer batteries and excluding any of the foregoing as it relates to lithium metal polymer batteries and excluding any improvements to the technology after December 31, 2001. The license from Ilion to us covers all product designs, processing techniques and knowledge known to “those skilled in the art” whether or not patented or patentable which Ilion owned or possessed on December 31, 2001 and has communicated to us or was developed by us pursuant to the LTC-Ilion merger agreement, solely as the foregoing relates to the materials, design and architecture of lithium-ion/lithium-ion polymer batteries and excluding any improvements to the technology after December 31, 2001.

As part of the licensing arrangement with Ilion, we agreed not to duplicate Ilion’s High Power Device product or design or any other aspect of the high power device system that can be protected by patent or may not be determined by outside analysis and agreed to not enter the power conditioning reliability market for a period of two years after Proteus Power LLC (or its successor) (“Proteus”) enters commercial production or December 31, 2004, whichever is earlier. We do not believe that Ilion-Proteus has yet entered into commercial production of this product. Subject to the foregoing, we have the right to use known conventional construction designs which exist in the commercial marketplace outside of Ilion-Proteus.

In connection with the closing of the First Share Exchange on October 4, 2002, we entered into a Strategic Alliance Agreement with GAIA (the “Strategic Alliance Agreement”). Our Strategic Alliance Agreement with GAIA covers technology sharing and licensing, among other matters. The Strategic Alliance Agreement provides that as determined in accordance with the rules of inventorship, we will have sole ownership of all inventions, patents, know-how, trade secrets, technical information, data, manufacturing processes, designs, ideas, and the like (“Technology”) invented, discovered or developed solely by us, by our employees, or by our agents prior to and during the term of the Strategic Alliance Agreement (“LTC Technology”) and GAIA will have sole ownership of all Technology invented, discovered or developed solely by GAIA, by GAIA’s employees, or by GAIA’s agents prior to and during the term of the Strategic Alliance Agreement (“GAIA Technology”). We and GAIA will each own jointly and equally with the other party all Technology invented, discovered or developed jointly by the parties, their employees or agents during the term of the Strategic Alliance Agreement (“Strategic Alliance Technology”).

Pursuant to the Strategic Alliance Agreement, we granted to GAIA a worldwide, non-sublicensable, royalty-free license of all LTC Technology and GAIA granted to us a worldwide, non-sublicensable, royalty-free license of all GAIA Technology. Neither party may sell, transfer, divest or license to any third party, any Strategic Alliance Technology or any interest in the Technology that is the subject of the foregoing licenses without the written consent of the other party.

Pursuant to the Strategic Alliance Agreement, each party will have full responsibility for the application, prosecution, and maintenance of patents and/or patent applications worldwide for those inventions which are solely owned by such party. Unless the parties determine otherwise, all patent applications relating to LTC Technology, GAIA Technology and Strategic Alliance Technology will be filed in the United States and Germany. LTC will be the owner of any resulting patents, approvals or licenses issued by any governmental entity relating to any LTC Technology. GAIA will be the owner of any resulting patents, approvals or licenses issued by any governmental entity relating to any GAIA Technology. We and GAIA will be co-owners on an equal basis, of any resulting patents, approvals or licenses issued by any governmental entity relating to any Strategic Alliance Technology. We and GAIA have the right to bring and maintain any appropriate suit or action for infringement of any patent or other right with respect to Technology owned by such party.

In addition to technology sharing and licensing matters, the Strategic Alliance Agreement covers joint production, marketing, sales and distribution activities and similar matters. Pursuant to the Strategic Alliance Agreement, LTC and GAIA have agreed to enter into mutually acceptable manufacturing, supply, and other agreements. Each party must adhere to specified accounting and internal financial controls and furnish to the other party specified financial information.

COMPETITION

Competition in the battery industry is, and is expected to remain, intense. In the near term we believe that our advanced lithium-ion technology and products are ideally suited to expanding national security applications, where there is a strong demand for lighter weight, smaller volume and higher energy density batteries. In our target markets of advanced automotive and stationary power applications, the principal competitive technologies are currently lead acid and nickel metal hydride (“NiMH”). We believe that lithium-ion and lithium polymer batteries will enter this segment of the rechargeable battery market in the near future. We believe that lithium-ion and lithium polymer batteries will compete in this market based on superior performance and life cycle, particularly in the HEV market which requires constant deep cycle charge and discharge, high rate regenerative braking and operation over a wide range of temperatures.

The rechargeable battery industry consists of major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. We compete against companies producing lithium batteries as well as other primary and rechargeable battery technologies. Our primary competitors who have announced availability of rechargeable battery products for the advanced automotive and stationary power markets include Sanyo, Johnson Controls, Varta, Exide, GS Battery of Japan, Shin-Kobe Electric Machinery, SAFT, Fiamm, Delphi, Panasonic EV Energy, Enersys and Bahner.

NATIONAL SECURITY SYSTEMS MARKET

Competition in the national security systems market is intense. Several companies compete in the government contract area for custom batteries. These include Alliant Tech, Yardney, Eagle-Pitcher and SAFT. Only SAFT has produced commercially available batteries to date. SAFT USA’s cylindrical lithium ion cells have initial market recognition for large format applications which has paved the way for development of electrical platforms that will also support LTC lithium ion technology. Based on performance data that SAFT has presented at technical conferences, we believe that LTC flat lithium ion cell technology has the advantage of producing less waste heat and improved removal of waste heat. We believe such may be a particularly significant competitive advantage in large battery configurations such as those used in large HEVs being considered by the military for unmanned reconnaissance vehicles and platforms that move heavy equipment.

AUTOMOTIVE MARKET

Advanced lead acid batteries exist for the 42-volt mild HEV platforms. Hoppecke’s automotive battery division, which was recently acquired by Johnson Controls, has presented a lead acid 42-volt battery. A 42-volt lead acid battery is currently used in Toyota’s Crown vehicle.

For higher voltage automotive systems, competition today comes largely from NiMH batteries. Advanced NiMH automotive batteries from Panasonic Energy Venture are being used in the commercially available Honda and Toyota HEV models. Competition from lithium ion batteries may materialize in this market in the near future. Nissan has reported work on a lithium ion battery for a developmental HEV model. Compact Power announced that its battery system with lithium ion polymer cells from LG Chemical will be tested by the US Advanced Battery Consortium. We believe that this activity may catalyze penetration by our advanced lithium batteries into the advanced automotive battery market.

Another trend in the automotive industry is to offer OEMs electrical systems rather than electrical components. Delphi, for example, offers an electrical system with a battery, battery management system, and other motor, drive and generator components. Johnson Controls has created alliances or has acquired companies that might allow it to offer electrical systems as well. We believe that this trend will continue and that many more opportunities for similar alliances with the major automotive electrical component manufactures exist. We may pursue participating in such an alliance in the future, although no assurance can be given that we will be able to identify or form any alliance with a suitable partner.

STATIONARY POWER MARKET

Battery companies in China have emerged with lithium ion batteries that target stationary power for low rate applications. For example, Thunder Blue Sky offers large capacity lithium ion batteries at prices that are lower than competitive unit prices for small format lithium ion cells. While these unit prices are still much higher than lead acid battery prices, the gap is closing. This is a significant development since this market is heavily entrenched in lead acid and acceptance of another battery chemistry has made only limited progress based on price factors and investment in lead acid oriented infrastructure.

For high rate stationary power applications, competition comes from ultracapacitors and more sophisticated energy storage devices. Penetration by lithium ion batteries into this developing market is in the early stages. The low rate batteries that are available for the low rate stationary power applications are not designed to meet the requirements in this high rate market segment. Our lithium ion batteries, however, are designed to meet the requirements of this market. We may also investigate alliances with manufacturers of ultracapacitors in order to offer a combination product for selected distributed power as well as vehicular applications.

We cannot assure you that our batteries will favorably compete against those of our competitors.

RAW MATERIALS

We purchase various raw materials for use in our batteries. Certain materials used in our products are available only from a limited number of sources. We believe that industry currently has sufficient capacity to meet our needs. We cannot assure you, however, that our sources will remain available or the currently adequate supply of raw materials will continue.

RESEARCH AND DEVELOPMENT

We devote substantial resources to technology development activities related to the development of our battery products. Our research has focused upon bringing existing available technology to viable commercial production for specific applications. The majority of our effort is directed towards product quality, process yield improvement, identifying alternative raw materials and supplies for use in our batteries, and cost reduction. We seek evolutionary improvements for cell or battery design, including controls. We evaluate new materials which are not direct substitutes for use in our batteries, but offer advantages such as cost, safety and performance. We also investigate and develop patentable ideas in product design or processing that can offer added protection or licensing potential. During the fiscal years ended December 31, 2002 and December 31, 2001, we spent approximately $2,683,000 and $2,149,000, respectively on engineering, research and development activities. We expect that product development expenses will increase as we continue to advance our battery technology and develop products for commercial applications.

EMPLOYEES

As of April 14, 2003, LTC employed a total of 15 full-time and four part-time employees and GAIA employed 31 full-time and two part-time employees. In addition to being employees of LTC, Franz Kruger and Ralf Tolksdorf are the Managing Directors of GAIA and are compensated through separate consulting agreements with GAIA (see Item 10 “Executive Compensation – Employment Agreements and Certain Employee Matters”). None of our employees are represented by a labor union. We consider our employee relations to be good.

GOVERNMENT REGULATION, SAFETY, ENVIRONMENTAL COMPLIANCE

We are subject to numerous environmental and occupational safety and health laws and regulations with respect to our operations in Plymouth Meeting, Pennsylvania and Nordhausen, Germany. These include laws regulating air emissions, water discharge and waste management controls on the manufacture, storage, use and disposal of lithium batteries and of certain chemicals used in the manufacture of lithium batteries. Although we believe that our operations are in substantial compliance with current environmental regulations and that there are no environmental conditions that will require material expenditures for clean-up at our facility or at facilities to which we have sent waste for disposal, we cannot assure you that new laws or regulations or changes in existing laws or regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure you that these requirements will not change or become more stringent in the future.

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

Our manufacturing process incorporates the use of solvents, some of which may be flammable and/or toxic in high concentrations. Our manufacturing process also incorporates pulverized solids, which can be toxic to employees when allowed to become airborne in high concentrations. We have incorporated safety controls and procedures into our pilot line manufacturing processes designed to maximize the safety of our employees and neighbors. Any related incident, including fire or personnel exposure to toxic substances, could result in significant production delays or claims from damages resulting from injuries, which could adversely affect our operations and financial condition.

Prior to commercial production of our batteries, we will seek to obtain approval of our products by one or more of the organizations engaged in product safety, such as Underwriters’ Laboratories. Such approvals could require significant time and resources from our technical staff and, if redesign were necessary, result in a delay in the commercialization of our products.

The U.S. Department of Transportation (USDOT) and the International Air Transport Association (IATA) have recently revised their regulations covering shipment of lithium ion batteries. Due to the size of our prototype HEV batteries, a permit is required to transport our lithium batteries from our manufacturing facility. Although similar batteries with other chemistries are routinely shipped from manufacturing facilities to all parts of the world, no assurance can be given that we will not encounter any difficulties in obtaining shipment permits or complying with new or amended USDOT or IATA regulations or regulations developed by other agencies such as the International Civil Aviation Organization or International Maritime Dangerous Goods.

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

ITEM 2. DESCRIPTION OF PROPERTY

LTC leases a 12,400 square foot research and development facility at 5115 Campus Drive in Plymouth Meeting, Pennsylvania. This facility is leased pursuant to a Lease Agreement with PMP Whitemarsh Associates dated July 22, 1994 and amended and extended from time to time. The facility is being leased under a lease extension from April 1, 2003 until March 31, 2004. The annual rent under the lease was approximately $136,000 per year until March 31, 2003 and is approximately $143,000 from April 1, 2003 to March 31, 2004. This facility has sufficient space to meet the near-term needs of the GAIA USA operations. At the facility, LTC has a semiautomatic cell packaging and filling machine, coating equipment and lamination equipment, pieces of equipment critical to produce pilot quantities of batteries and to specify expansion and upgrading of continuous flow manufacture. The Company’s corporate headquarters are located at the Plymouth Meeting, Pennsylvania facility.

GAIA owns a 118,400 square foot renovated research and development facility in the city of Nordhausen, Thuringia Germany. This facility has sufficient space to meet the near-term needs of the GAIA Europe operations and can be upgraded to increase production capacity from 1,000 to 3,600 watt hours per day with a small investment of capital. In addition, the building adjacent to the facility is currently available for acquisition by GAIA, which would almost double the size of the plant. The resultant total plant space of 226,000 square feet would be sufficient to accommodate production equipment to satisfy small volume manufacturing and assembly requirements for the foreseeable future. We believe that this property is adequately covered by insurance. The Company has a loan from a financial institution that is collateralized by the land and facility at Nordhausen in an amount up to $992,000.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings. We are involved in various disputes or claims arising in the normal course of business, none of which would have a material effect on the financial position or results of operations of the Company if resolved against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2002.

We do not currently have enough shares of common stock authorized to issue shares upon the conversion of all our outstanding convertible securities or to issue as part of a new equity financing. We plan to prepare and file with the Securities and Exchange Commission a proxy or information statement to be mailed to our stockholders in connection with an increase in the number of authorized shares of our common stock or a reverse stock split thereof sufficient to make available that number of shares of our common stock as will be required for any securities to be issued as part of a new financing, for conversion of all outstanding convertible securities and for future issuance.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is traded in the over-the-counter market, and “bid” and “asked” prices in the common stock are quoted on the NASD OTC Electronic Bulletin Board under the symbol “LITH”. The following table sets forth certain information with respect to the high and low bid prices for our common stock as of the close of each of the four calendar quarters of 2002 and 2001. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

	Bid Prices for Common Stock
	High	Low
2002
Fourth Quarter	0.1300	0.0850
Third Quarter	0.1400	0.0700
Second Quarter	0.2200	0.1100
First Quarter	0.2400	0.1650
2001
Fourth Quarter	0.2550	0.0460
Third Quarter	0.1250	0.0500
Second Quarter	0.2200	0.1150
First Quarter	0.3200	0.1250

On March 31, 2003, the last sale price quoted on the OTC Bulletin Board was $0.09. As of March 31, 2003, there were approximately 845 holders of record of our common stock.

DIVIDENDS

We have never paid cash dividends on our common stock and do not presently anticipate paying cash dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for use in our business for an indefinite period. Payments of dividends in the future, if any, will depend on, among other things, our ability to generate earnings, our need for capital, and our financial condition. Additionally, our ability to pay dividends is limited by applicable state law. Declaration of dividends in the future will remain within the discretion of our Board of Directors, which will review the dividend policy from time to time.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0		N/A	N/A

	Options:
Equity compensation plans not approved by security holders	1994 Plan-	1,193,775	$0.26	0	(1)
	Directors Plan-	158,336	$0.28	0	(1)
	1998 Plan-	997,977	$0.28	0	(1)
	2002 Plan-	825,000	$0.19	6,175,000

	Warrants:
		200,000	$0.11	0
		4,186,000	$0.15	0
		12,500,000	$0.15	0
		3,000,000	$0.185	0

Total		23,061,088	$0.17	6,175,000

(1) Option Plan terminated as of December 31, 2002.

The following stock option and incentive plans are the plans of LTC and not of GAIA Holding. Neither GAIA Holding nor GAIA has any stock option or incentive plans.

1994 STOCK INCENTIVE PLAN

In February 1994, our Board of Directors established the 1994 Stock Incentive Plan (the “1994 Stock Plan”) to aid us in attracting, retaining and motivating officers and key employees, whether or not they are directors, and consultants and other advisors by providing them with incentives for making significant contributions to our growth and profitability. The 1994 Plan authorizes the granting of up to 5,333,334 options. The 1994 Stock Plan was terminated as of December 31, 2002. Awards outstanding under the 1994 Stock Plan will remain outstanding until they are exercised or expire but no new awards may be made under the 1994 Stock Plan.

DIRECTORS STOCK OPTION PLAN

In August 1995, our Board of Directors adopted the Directors Stock Option Plan (the “Directors Plan”) to aid us in attracting, retaining and motivating independent directors by providing them with incentives for making significant contributions to our growth and profitability. The Directors Plan authorizes the granting of up to 333,333 options. The Directors Plan was terminated as of December 31, 2002. Awards outstanding under the Directors Plan will remain outstanding until they are exercised or expire but no new awards may be made under the Directors Plan.

1998 STOCK INCENTIVE PLAN

In December 1998, our Board of Directors established the 1998 Stock Incentive Plan (the “1998 Plan”) to aid us in attracting, retaining and motivating officers and key employees, whether or not they are directors, and consultants and other advisors by providing them with incentives for making significant contributions to our growth and profitability. The 1998 Plan was terminated as of December 31, 2002. Awards outstanding under the 1998 Plan will remain outstanding until they are exercised or expire but no new awards may be made under the 1998 Plan.

2002 STOCK INCENTIVE PLAN

In January 2002, our Board of Directors established the 2002 Stock Incentive Plan (the “2002 Plan”) to aid us in attracting, retaining and motivating officers and key employees, whether or not they are directors, and consultants and other advisors by providing them with incentives for making significant contributions to our growth and profitability. The 2002 Stock Plan makes available a maximum of 7,000,000 shares of our common stock for issuance for awards granted under the 2002 Plan. The 2002 Stock Plan authorizes us to grant stock options, both incentive stock options (within the meaning of Section 422 of the Internal Revenue Code) and non-qualified stock options, SARs and awards payable in stock, restricted stock or cash. All of such awards may be granted singly, in combination or in tandem, or in substitution for awards granted previously under the 2002 Stock Plan or any other stock plan. The payment or exercise of any awards, including stock options, under the 2002 Stock Plan may be conditioned on the satisfaction of various criteria, such as the achievement of specific business objectives, attainment of growth rates and other comparable measurements of our performance. The 2002 Plan terminates in January 2012.

WARRANTS

See Note 14 to Consolidated Financial Statements for a description of our outstanding warrants.

SECURITIES ISSUED DURING QUARTER ENDED DECEMBER 31, 2002

In the First Share Exchange we acquired a 60% interest in GAIA though our acquisition of 60% of the outstanding shares of GAIA Holding. In exchange therefor, we issued 60,000 shares of our Series A Preferred Stock to Arch Hill Ventures convertible into 66,804,314 shares of our common stock. In the Second Share Exchange we acquired the remaining 40% interest in GAIA through our acquisition of the remaining 40% of the outstanding shares of GAIA. In exchange therefor, we issued to Arch Hill Ventures 40,000 shares of our Series A Preferred Stock convertible into 44,536,210 shares of our common stock. See Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters—Changes in Control,” for a description of the terms of the Series A Preferred Stock.

As compensation for financial advisory services rendered in connection with the First Share Exchange and Second Share Exchange, we issued to a financial advisor in private transactions on October 4, 2002, warrants to purchase 1,800,000 shares of common stock and on December 13, 2002, warrants to purchase 1,200,000 shares of our common stock. The warrants have an exercise price of $.185 per share, are immediately exercisable and have a five year term. As compensation for services, we issued to an advisor, in a private transaction on December 20, 2002, warrants to purchase 200,000 shares of common stock. The warrants have an exercise price of $.11 per share, have a five year term and will be exercisable upon the satisfaction of certain performance objectives under the advisory agreement.

The warrants and shares were issued in private transactions exempt from registration under Section 4(l) of the Securities Act of 1933, as amended.

I TEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements included elsewhere in this Form 10-KSB.

OVERVIEW

The Company is a development and pilot-line production stage company that develops large format lithium-ion rechargeable batteries to be used as a new power source for emerging applications in the national security, automotive and stationary power markets.

On October 4, 2002, LTC closed the First Share Exchange in which LTC acquired a 60% interest in GAIA through LTC’s acquisition of 60% of the outstanding shares of GAIA Holding from Arch Hill Ventures in exchange for LTC’s issuance to Arch Hill Ventures of 60,000 shares of its Series A Preferred Stock convertible into 66,804,314 shares of its common stock. On December 13, 2002, LTC closed the Second Share Exchange in which Arch Hill Ventures transferred to LTC shares of GAIA Holding that constitute 40% of the outstanding shares of GAIA Holding, and LTC issued to GAIA Holding 40,000 shares of its Series A Preferred Stock convertible into 44,536,210 shares of its common stock. The First Share Exchange and the Second Share Exchange are together referred to as the Share Exchanges. GAIA Holding, a private limited liability company incorporated under the laws of the Netherlands, is the 100% beneficial owner of GAIA.

Subsequent to the Share Exchanges, Arch Hill Capital controls LTC. As a result, the Share Exchanges are accounted for as a reverse acquisition, whereby for financial reporting purposes, GAIA Holding is considered the acquiring company. Hence, the historical financial statements of GAIA Holding became the historical financial statements of the Company and include the results of operations of LTC only from the acquisition date.

The Share Exchange was consummated pursuant to the terms of the Share Exchange Agreement that LTC entered into on June 7, 2002 with Hill Gate Capital N. V. (“Hill Gate”) which subsequently changed its name to Arch Hill Real Estate N. V. (“Arch Hill Real Estate”). On September 6, 2002, all of the outstanding shares of GAIA Holding and all of the rights and obligations of Arch Hill Real Estate under the Share Agreement were transferred to Arch Hill Ventures. Arch Hill Capital, a private company limited by shares, incorporated under the laws of the Netherlands, controls Arch Hill Ventures and also is the controlling stockholder of LTC.

The Company does not currently have enough shares of common stock authorized to issue shares upon the conversion of all of its outstanding convertible securities. The Company plans to prepare and file with the Securities and Exchange Commission a proxy or information statement to be mailed to its stockholders in connection with an increase in the number of authorized shares of common stock or a reverse stock split thereof sufficient to make available that number of shares of common stock as will be required for any securities to be issued as part of a new financing, for conversion of all outstanding convertible securities and for future issuance.

Arch Hill Capital beneficially owns 174,762,611 shares of our common stock constituting approximately 73.10% of the Company common stock on an as-converted basis. See Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Arch Hill Capital has indicated that it intends to convert the convertible notes and a Series A Preferred Stock that it beneficially owns once the Company has enough shares of common stock authorized for issuance to all convertible security holders. Arch Hill Capital is a controlling stockholder and is able to control the outcome of most matters submitted to the Company stockholders for approval, including the election of directors, any amendments to the Certificate of Incorporation or a merger, sale of assets or other significant transaction without the approval of other Company stockholders. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in the Company. As a result, Arch Hill Capital has an effective veto power over corporate transactions by LTC, GAIA Holding or GAIA which management or non-control stockholders of such entities might desire.

The Share Exchanges between LTC and GAIA Holding have been accounted for as a reverse acquisition. The purchase price has been determined as a step acquisition, based on the fair market value of LTC’s outstanding shares at the dates of the Share Exchanges, with 84% of the outstanding shares deemed acquired in the First Share Exchange and 16% in the Second Exchange. There were 64,303,305 shares outstanding prior to the Share Exchanges. The First Share Exchange was based on the LTC closing price ($0.11) as of October 4, 2002. The October 4, 2002 date was used because there were significant modifications made to the agreement through the date of closing on October 4, 2002. The value of the shares for the Second Share Exchange ($0.09) was based on the LTC closing price on December 5, 2002, the date upon which the final terms of the Second Share Exchange were agreed to and announced.

The total purchase price of the Share Exchanges has been determined and allocated based upon independent valuation as follows (See Note 4 to the Consolidated Financial Statements):

Purchase Price:
First Exchange, 84% of 64,303,305 shares at $0.11 per share	$5,942,000
Second Exchange, 16% of 64,303,305 shares at $0.09 per share	926,000
Fair value of LTC options and warrants	133,000
Transaction costs incurred by GAIA Holding	52,000
Total Purchase Price	7,053,000
Assets acquired:
Cash	$20,000
Prepaid and other current assets	137,000
Property and equipment	315,000
Intangible assets—Patents	8,000,000
In-Process R&D (expensed)	3,700,000
Goodwill	1,965,000
Other assets	21,000
Liabilities assumed:
Accounts payable	475,000
Accrued salaries	201,000
Notes payable	65,000
Promissory notes converted	1,915,000
Convertible securities	4,449,000
Net assets acquired	$7,053,000

The historical consolidated financial statements presented herein are those of GAIA Holding and only include the operating results of LTC from the effective date of the Share Exchanges.

Since inception, the Company has incurred substantial operating losses and expects to incur substantial additional operating losses over the next several years. As of December 31, 2002, the Company had an accumulated deficit of $27,388,000. Operations have been financed primarily through the use of proceeds from loans from shareholders, other related parties, loans from silent parties and bank borrowings secured by assets.

RESULTS OF OPERATIONS

During the year ended December 31, 2002, revenues from development contracts and prototype sales were $121,000. There were no revenues from development contracts or prototype sales in 2001. The revenues in 2002 resulted from increased technology and marketing activities in large high rate battery applications which resulted in initial prototype and development contracts.

Engineering, research and development expenses in 2002 increased $534,000 or 25% to $2,683,000 from $2,149,000 in 2001. These increases resulted primarily from advancement of the Company’s technology in large high rate battery applications and the inclusion of the operating results of LTC from the effective date of the Share Exchanges. The Company expects engineering, research and development expenses to increase slightly in fiscal 2003.

General and administrative expenses in 2002 increased $990,000 or 91% to $2,077,000 from $1,087,000 in 2001. These increases were due to increased legal, accounting and financial printer expenses related to the Share Exchanges, the preparation of GAIA Holding financial statements in accordance with U.S. GAAP, increased travel expenses and the inclusion of the operating results of LTC from the effective date of the Share Exchanges.

Depreciation and amortization for 2002 increased $327,000 or 100% to $653,000 from $326,000 in 2001. As previously described, $8,000,000 of the purchase price of the Share Exchanges was allocated to intangible assets (patents) and will be amortized ratably over 12 years commencing October 2002. $167,000 of such allocation was amortized during the year ended December 31, 2002.

As previously described, $3,700,000 of the purchase price of the Share Exchanges was allocated to in-process research and development and resulted in $3,700,000 of intangible expenses for 2002.

Income from foreign government subsidies in 2002 increased $702,000 or 171% to $1,112,000 from $410,000 in 2001. These increases resulted from increased development activities and an increased number of foreign government subsidy contracts.

Interest expense, net interest income, for 2002 increased $203,000 or 19% to $1,261,000 from $1,058,000 in 2001. Interest expense increased as a result of increased shareholder loans and bank loans during fiscal 2002.

There was a net loss of $9,184,000 or $0.07 per share for the year ended December 31, 2002 as compared to a net loss of $4,061,000 or $.04 for the year ended December 31, 2001. The increase in the net loss was primarily related to costs and expenses related to the Share Exchanges and losses of LTC after the Share Exchanges.

Since inception, the Company has incurred substantial operating losses and expects to incur substantial additional operating losses over the next several years. As of December 31, 2002, the Company’s accumulated deficit was $27,388,000.

LIQUIDITY AND FINANCIAL CONDITION

The Company has financed its operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent parties and bank borrowings secured by assets.

Arch Hill Capital entered into a bridge financing agreement with LTC as of January 8, 2002, as amended from time to time. Effective October 4, 2002, in connection with waiving the $5,000,000 financing condition of the closing of the First Share Exchange, LTC and Arch Hill Capital amended the bridge financing loan agreement to provide that any promissory notes issued on or after July 29, 2002 would be applied against the purchase price of equity securities being sold by LTC in any equity financing after the closing of the First Share Exchange and that any promissory note issued prior to July 29, 2002 would be converted into common stock as of the closing of the First Share Exchange.

On October 4, 2002, $1,914,567 in principal of outstanding promissory notes issued by LTC to Arch Hill Capital prior to July 29, 2002 were converted, at $.08 per share, into 23,932,087 shares of LTC common stock. $1,588,000 in principal of convertible promissory notes were issued from July 29, 2002 through December 31, 2002. The amounts due under the notes issued from July 29, 2002 through December 31, 2002 are not repayable in cash but are to be applied against the purchase price of any equity securities sold by the Company in any equity financing after the issuance of the notes.

On April 14, 2003, LTC and Arch Hill Capital amended the bridge financing agreement to provide that the entire principal balance and all other sums due and payable under any promissory note issued on or after January 1, 2003 shall bear interest at 6% per annum and shall be payable upon twelve months written demand by Arch Hill Capital. Notwithstanding the foregoing, at the option of Arch Hill Capital, the principal balance and all other sums due and payable under any promissory note issued on or after January 1, 2003 may be applied against the purchase price of equity securities being sold by the Company in any equity financing after the date of such note.

From January 1, 2003 through April 14, 2003, $1,857,058 in principal of non-convertible promissory notes were issued under the bridge financing agreement between LTC and Arch Hill Capital.

The Arch Hill bridge financing agreement, as amended, does not contain a maximum of the amount of funding that may be advanced under such agreement. Accordingly, there is no maximum amount of notes that may be issued to Arch Hill Capital. The amount of notes will be related to the working capital advances made by Arch Hill Capital to the Company and the length of time until new equity financing is completed.

Arch Hill Ventures has entered into a bridge financing agreement with GAIA. (See “Long Term Liabilities — Subordinated Loans From Related Party.”). As of December 31, 2002, advances from Arch Hill Ventures to GAIA under this agreement were $22,117,000.

At December 31, 2002, cash and cash equivalents were $165,000, total current assets were $1,040,000, total current liabilities were $2,763,000 and long-term liabilities were $33,944,000. As of December 31, 2002, the Company’s working capital deficit was $1,723,000. The Company expects to incur substantial operating losses as it continues its commercialization efforts.

At December 31, 2002, assets included $2,593,000 due from related parties, property and equipment, net, of $4,875,000, net intangibles of $7,958,000, goodwill of $1,965,000 and other assets of $21,000.

The Company does not currently have sufficient cash to achieve all of its development and production objectives. In order to have sufficient capital resources for its development, production, operating and administrative needs, the Company needs to close on an equity financing transaction in the near term. The Company anticipates that such an equity financing could be up to approximately $10,000,000, although no definitive terms have been established as of this date. The Company believes that if it raises approximately $10,000,000 in an equity financing it would have sufficient funds to meet the Company’s needs for at least twelve months.

The Company has not entered into any definitive agreements relating to a new financing as of April 14, 2003 and no assurance can be given that any financing will be consummated.

The Company expects that Arch Hill Capital will continue to provide bridge financing to LTC as needed until a new equity financing transaction is completed although Arch Hill Capital has not entered into a formal agreement to continue to provide such bridge financing. There can be no assurance that funding will continue to be provided by such entities in the amounts necessary to meet all the Company’s obligations until the closing of a new financing or that the Company will be able to consummate a new financing.

If a new financing is not consummated, the Company will assess all available alternatives including a sale of its assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

LONG TERM LIABILITIES

The Company’s long-term liabilities at December 31, 2002 are summarized as follows (See Notes 10 and 11 to the Consolidated Financial Statements):

Convertible debt securities	$5,537,000
Loans from financial institutions	1,934,000
Subordinated loans from related party	22,117,000
Silent partnership loans-related party	2,593,000
Silent partnership loans	2,131,000

$34,312,000
Less: Current maturities	(368,000)

$33,944,000

CONVERTIBLE DEBT SECURITIES

Convertible debt securities are comprised of promissory notes held by Arch Hill Capital. On December 31, 2001, LTC entered into a Termination Agreement with Ilion which was closed on January 8, 2002 terminating a prior merger agreement. As part of the Termination Agreement, Ilion sold to Arch Hill Capital $3,949,000 of the Company’s convertible promissory notes. These convertible promissory notes have no stated interest rate are convertible at $0.10 per share into 39,490,000 shares of the Company’s common stock.

Under the bridge financing agreement as amended, between LTC and Arch Hill Capital, promissory notes issued to LTC from July 29, 2002 to December 31, 2002 shall be convertible into equity securities based on the price per share of any new equity financing of the Company entered into after the date of issuance of such promissory notes.

LOANS FROM FINANCIAL INSTITUTIONS

The Company has two loans from financial institutions that are collateralized by (i) land and buildings in an amount up to $992,000 and (ii) machinery, equipment and patents in an amount of $2,119,000 as collateral for the mortgage loan. The loans bear interest between 5.75% and 6.75% per annum and are due by December 31, 2014.

SUBORDINATED LOANS FROM RELATED PARTY

The Company has received subordinated loans from Arch Hill Ventures, a controlling stockholder. The loans bear cumulative interest at 6% per annum. Under the contract terms, the loans can be called when the Company does not have any further accumulated deficit.

SILENT PARTNERSHIP LOANS – RELATED PARTY

Tamarcho GmbH, a 100% owned subsidiary of Arch Hill Ventures, has a silent partnership participation in GAIA amounting to $1,954,000 bearing interest at 7% per annum. The amount payable at December 31, 2002 includes accrued interest of $639,000. Under the existing agreement, the principal, including accrued interest, is due on December 31, 2008. This silent partnership is also entitled to receive a share in profits related to its contributions, which on a weighted basis amounts to 5.4%. Such additional interest is only payable if the Company has earnings.

SILENT PARTNERSHIP LOANS

At December 31, 2002, three other parties have provided silent partnership loans to the Company in a total principal amount of $2,029,000 bearing interest at 6% per annum. In 2002, a loan of $63,000 including interest was repaid to one of the silent partners at the option of the Company. The amount payable at December 31, 2002 includes $102,000 in accrued interest. Under the existing agreements, the principal amount is due on December 31, 2008. The silent partnership is also entitled to receive a share in profits related to its contributions of 12%. Such additional interest is only payable if the Company has earnings.

GOING CONCERN MATTERS

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since its inception, the Company has incurred substantial operating losses and expects to incur additional operating losses over the next several years. Operations have been financed primarily through the use of proceeds from loans from Arch Hill Capital and other related parties, loans from silent partners and bank borrowings secured by assets. Continuation of the Company’s operations in 2003 is dependent upon obtaining further financing from either Arch Hill Capital or other related parties, continued bridge financing from Arch Hill Capital and the new equity financing described above. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANAGEMENT’S PLANS TO OVERCOME

OPERATING AND LIQUIDITY DIFFICULTIES

The Company has worked closely with selected portable electronics Original Equipment Manufacturers (“OEM”) in the past, exploring various notebook computer, PDA and wireless handset applications. Over the past few years the Company has refocused its unique extrusion and assembly technology and market activities to concentrate on large format, high rate battery applications including advanced automotive batteries for 42-volt systems, HEV and energy storage devices for the stationary power market. The Company is currently working to commercialize a 42-volt automotive battery; one prototype was delivered to the European Astor Program in the third quarter of 2002 and a second prototype was delivered for independent testing in Europe in the fourth quarter of 2002. The Company has not yet delivered a prototype HEV, or stationary power battery for testing by a third party.

Management’s operating plan seeks to minimize the Company’s capital requirements, but commercialization of the Company’s battery technology will require substantial amounts of additional capital. The Company expects that technology development and operating and production expenses will increase significantly as it continues to advance its battery technology and develop products for commercial applications. The Company’s working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of the Company’s technology development program, technological advances, and the status of competitors.

Effective April 1, 2003, a 20% salary reduction was implemented for all employees of LTC. The reduced salary will be repaid by the Company if an equity financing of at least $8,000,000 in gross proceeds is closed by the Company by September 1, 2003 at which time the base salary level of each employee will be reinstituted to 100% of the base salary in effect on March 31, 2003.

The Company does not currently have sufficient cash to achieve all of its development and production objectives. In order to have sufficient resources for its development, production, operating and administration needs, the Company needs to raise approximately $10,000,000 in a new equity financing to fund the Company for at least one year. The Company has not entered into any definite agreements relating to a new financing as of April 14, 2003. There can be no assurance that funding will continue to be provided by Arch Hill in the amounts necessary to meet all of the Company’s obligations until closing of a new equity financing or that the Company will be able to consummate a new financing. If no financing from Arch Hill or external parties is consummated, the Company will access all available alternatives including a sale of its assets, the suspension of operations and possible liquidation, auction, bankruptcy, or other measures.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (“SEC”) issued disclosure guidance for “critical accounting policies”. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The Company’s significant accounting policies are described in Note 2 in the Notes to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

REVENUES

The Company performs certain research and development for other companies and sells prototypes to third parties. Revenue is recognized as services are rendered or products are delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured.

USEFUL LIVES OF TANGIBLE AND INTANGIBLE ASSETS

Depreciation and amortization of tangible and intangible assets are based on estimates of the useful lives of the assets. We regularly review the useful life estimates established to determine their propriety. Changes in estimated useful lives could result in increased depreciation or amortization expense in the period of the change in estimate and in future periods that could materially impact our financial condition and results of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. An impairment charge could materially impact our financial condition and results of operations.

GOODWILL IMPAIRMENT

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires that goodwill no longer be amortized, but instead be reviewed for recoverability, and that annual tests for impairment of goodwill be performed. SFAS No. 142 also requires interim tests when an event has occurred that more likely than not has reduced the fair value of such assets. We will assess on an annual basis the fair values of the reporting unit housing the goodwill and, if necessary, assess on an annual basis for any impairment. Any write-offs would result in a charge to earnings and a reduction in equity in the period taken. An impairment charge could materially impact our financial condition and results of operations.

PURCHASE ACCOUNTING

Purchase price accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. In our recording of the share exchanges, we engaged a recognized valuation expert to assist us in determining the fair value of these assets and liabilities. Included in the asset valuation for this purchase was the valuation of intangible assets for patents and in-process research and development. The Company determined that the technological feasibility of this in-process technology had not yet been established and that the technology had no alternative future use and as such, the amounts were expensed.

INCOME TAXES

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions of operation. This process involves management estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We then must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, we must establish a valuation allowance. Future taxable income depends on the ability to generate income in excess of allowable deductions. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance that could materially impact our financial condition and results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, assumptions and methods used to estimate fair value of the Company’s financial instruments are made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations (“SFAS 143”) which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are then capitalized as part of the carrying amount of the long-lived asset. SFAS 143 has been adopted by the Company effective January 1, 2003, and did not have a material impact on its consolidated financial statements.

In April 2002, the FASB issued SFAS N0. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB statement No.13, and Technical Corrections” (“SFAS 145”). This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and will be adopted effective January 1, 2003. Management does not expect the adoption of SFAS 145 to have a material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses accounting for restructuring and similar costs. SFAS 146 supercedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring expenses as well as the amount recognized. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective immediately. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of the initial recognition and measurement provisions of this interpretation to have a material effect on its financial position, results of operations or cash flows.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Company does not believe it has any ownership in variable interest entities.

RELATED PARTY TRANSACTIONS

The Company issued a total of $5,249,000 of convertible notes to Ilion from September 1999 to December 2001 convertible into Company common stock at $.10 per share. On December 31, 2001, the Company entered into a Termination Agreement with Ilion which was closed on January 8, 2002 (the “Termination Agreement”) pursuant to which the Merger Agreement between the Company and Ilion, dated January 19, 2000, as amended from time to time, and all other agreements between the Company and Ilion, were terminated. Pursuant to the Company’s Merger Agreement with Ilion, which had a termination date of February 28, 2002, the Company had proposed to merge its lithium battery business with Ilion’s. That merger was contingent on an initial public offering by Ilion, which did not occur.

As a further condition to the Termination Agreement on December 31, 2001, the Company entered into a Note Purchase and Sale Agreement with Ilion and Arch Hill Capital (the “Note Purchase and Sale Agreement”) which was closed on January 8, 2002. Under the terms of the Note Purchase and Sale Agreement, Arch Hill Capital acquired from Ilion $3,949,000 principal amount of Company promissory notes held by Ilion (the “Ilion Notes”), convertible at $0.10 per share into 39,490,000 shares of Company Common Stock. The Ilion Notes were previously issued by the Company to Ilion in connection with the LTC-Ilion Merger Agreement and related bridge financing agreement. The remaining $1,300,000 of Company notes held by Ilion were converted into 13,000,000 restricted shares of Company common stock (the “Ilion Conversion Shares”).

The Termination Agreement provides that after the termination closing and from time to time as requested by Ilion, the Company will take all appropriate actions to nominate one person designated by Ilion to the Company’s Board of Directors provided that Ilion (i) is the beneficial owner of at least 1% of Company common stock then outstanding during the two year period after the termination closing or (ii) is the beneficial owner of at least 5% of Company common stock then outstanding at any time after the termination closing.

As a condition to the Termination Agreement, the exiting Warrant Agreement between the Company and Ilion, dated as of January 19, 2000 (the “Warrant Agreement”), relating to 7,500,000 shares of Company common stock was amended (the “Warrant Amendment”) to increase the number of shares of our common stock subject to the Warrant Agreement to 12,500,000, all exercisable at $.15 per share (the “Warrant Shares”) and to extend the termination date of the Warrants to January 10, 2004. The Warrants are exercisable from the date of issuance.

As a condition to the Termination Agreement, the Company entered into cross licensing agreements with Ilion whereby worldwide, non-exclusive, royalty free, perpetual licenses were granted by each to the other with respect to certain specified technology. See Item 1 “Description of Business – Intellectual Property.”

With respect to the Ilion Conversion Shares and the Warrant Shares, the Company granted certain demand and piggy back registration rights commencing May 1, 2002.

The Company has entered into a bridge financing agreement with Arch Hill Capital. See “Liquidity and Financial Condition.”

The Company has received subordinated loans and silent partnership loans from related parties. See “Long Term Liabilities.”

The Company has a receivable due from Tamarcho GmbH (‘Tamarcho’), a 100% owned subsidiary of Arch Hill Ventures, of $1,954,000 in principal. The receivable bears interest at 7% per annum. Tamarcho used the proceeds for investing in a silent partnership participation in GAIA for an equal amount (see Note 11 to the Consolidated Financial Statements) under identical terms. The receivable at December 31, 2002 includes accrued interest of $639,000. Under the existing agreement, the principal, including accumulated interest, is due on December 31, 2008.

At December 31, 2002, three other parties have provided silent partnership loans to the Company in a total principal amount of $2,029,000 bearing interest at 6% per annum. In 2002, a loan of $63,000 including interest has been repaid to one of the silent partners at the option of the Company. The amount payable at December 31, 2002 includes $102,000 in accrued interest. Under the existing agreements, the principal amount is due on December 31, 2008. The silent partnership is also entitled to receive a share in profits related to its contributions of 12%. Such additional interest is only payable if the Company has earnings.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the successful commercialization of our batteries, future demand for our products, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, our ability to consummate future financings and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

Forward-looking statements are based on management’s current views and assumptions and involve known and unknown risks that could cause actual results, performance or events to differ materially from those expressed or implied in those statements. These risks include, but are not limited to, the following risks:

FINANCIAL CONDITION RISKS

■    THE COMPANY HAS SUBSTANTIAL INDEBTEDNESS AND IS HIGHLY LEVERAGED. At December 31, 2002, the Company had total consolidated long-term indebtedness of approximately $28.4 million, less current portion of approximately $368,000, and a stockholders’ deficiency of approximately $18.3 million. The Company also had at December 31, 2002 current liabilities of approximately $2.8 million (including approximately $1.1 million of accounts payable). The level of the Company’s indebtedness and related debt service requirements could negatively impact our ability to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. A substantial portion of our future cash flow from operations, if any, may be dedicated to the payment of our indebtedness. The Company’s high leverage may also limit our flexibility to react to changes in business and may place us at a competitive disadvantage to less highly leveraged competitors. In addition, creditors who remain unpaid may initiate collection proceedings, which could hamper our operations due to our short term cash needs or the effect on our assets subject to debt.

■    THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND HAS BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses of approximately $28 million from February 12, 1999 (inception of development date) to December 31, 2002, including approximately $12.4 million of net loss in the year ended December 31, 2002. We expect to incur substantial additional operating losses in the future. The Company has a total accumulated deficit of approximately $27.4 million. During the year ended December 31, 2002, the Company generated revenues from development contracts in the amounts of $121,000. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

■    WE NEED SIGNIFICANT FINANCING TO CONTINUE TO DEVELOP AND COMMERCIALIZE OUR TECHNOLOGY. We may not be able to obtain sufficient funds to continue to operate or implement our new business plan. We will need to consummate an equity financing transaction during 2003 in order to implement our new business plan. Financing may not be available on terms favorable to us or at all. Even if we do obtain financing, it may result in dilution to our stockholders.

RISKS RELATED TO OUR OPERATIONS

■    WE HAVE NOT PRODUCED COMMERCIAL QUANTITIES OF LITHIUM-ION BATTERIES. Our construction of large batteries for national security systems, automotive and stationary power applications requires customized, tailored solutions for each application by each OEM. At present, we operate a pilot production line that produces limited quantities of advanced rechargeable batteries for OEM sampling and initial product runs. To be successful, we must ultimately produce our lithium-ion batteries (i) in large commercial quantities; (ii) at competitive costs; (iii) with appropriate performance characteristics; and (iv) with low failure rates. We currently have no high volume manufacturing capability or experience in large scale manufacturing of our advanced rechargeable batteries. We have limited experience in automated battery assembly and packaging technology. We cannot assure you that we will be able to produce commercial lithium-ion batteries on a timely basis, at an acceptable cost or in the necessary commercial specifications or quantities.

■    COMPETITION IN THE RECHARGEABLE BATTERY INDUSTRY IS INTENSE. The rechargeable battery industry consists of major domestic and international companies, many of which have financial, technical, manufacturing, distribution, marketing, sales and other resources substantially greater than ours. We compete against companies producing lithium batteries as well as other primary and rechargeable battery technologies. Further, our competitors may introduce emerging technologies or refine existing technologies which could compete with our products and have a significant negative impact on our business and financial condition. See Item 1 “Description of Business-Competition.”

■    MARKET ACCEPTANCE OF OUR BATTERIES IS UNCERTAIN. We cannot assure you that any commercial lithium-ion batteries we are able to produce will achieve market acceptance. Market acceptance will depend on a number of factors, including:

•    our ability to keep production costs low. Other advanced battery chemistries may be produced at a reduced cost. As we work to reduce the cost of our batteries, we expect that manufacturers of other advanced battery chemistries will do the same.

•    lithium-ion battery life in high rate applications. While initial testing is promising, it is difficult to predict the life of lithium-ion batteries in high rate applications. If our batteries do not last long enough when used for high rate applications, it is unlikely that there will be market acceptance of our battery products.

•    timely introductions of new products. Our introduction of new products will be subject to the inherent risks of unforeseen problems and delays. Delays in product availability may negatively affect their market acceptance.

■    OUR BATTERY TECHNOLOGY MAY BECOME OBSOLETE. The market for our rechargeable batteries is characterized by changing technology and evolving industry standards, often resulting in product obsolescence or short product lifecycles. Changes in end-user requirements and new products introductions and enhancements by our competitors may also render our technology obsolete. Our success will depend upon our ability to introduce in a timely manner products whose performance will match or better our competitors’ products. There can be no assurance that our competitors will not develop technologies or products that would render our technology and products obsolete or less marketable.

■    OUR BUSINESS STRATEGY DEPENDS ON THE CONTINUED GROWTH OF THE LITHIUM BATTERY INDUSTRY. We would be adversely affected if sales of rechargeable lithium batteries do not continue to grow. The growth in sales of rechargeable lithium batteries may be inhibited for any number of reasons, including:

•    competition from other battery chemistries;

•    the failure of large-scale commercial production of lithium battery powered 42-volt systems or HEVs; or

•    the failure of the markets to accept the use of lithium batteries in large-scale applications, such as energy storage.

■    WE MAY NOT BE ABLE TO ACCOMMODATE INCREASED DEMAND FOR OUR BATTERIES. Rapid growth of our business may significantly strain our management, operations and technical resources. If we are successful in obtaining orders for commercial production of our batteries, we will be required to deliver large volumes of quality products to our customers on a timely basis and at a reasonable cost. We cannot assure you that we will obtain commercial scale orders for our batteries or that we will be able to satisfy commercial scale production requirements on a timely and cost-effective basis. As our business grows, we will also be required to continue to improve our operations, management and financial systems and controls. Our failure to manage our growth effectively could have an adverse effect on our ability to produce products and meet the demands of our customers.

■    CERTAIN COMPONENTS OF OUR BATTERIES POSE SAFETY RISKS THAT MAY CAUSE ACCIDENTS IN OUR FACILITIES AND IN THE USE OF OUR PRODUCTS. As with any battery, our lithium-ion batteries can short circuit when not handled properly. Due to the high energy and power density of lithium-ion batteries, a short circuit can cause rapid heat buildup. Under extreme circumstances, this could cause a fire. This is most likely to occur during the formation or testing phase of our process. While we incorporate safety procedures in our battery testing lab to minimize safety risks, we cannot assure you that an accident in any part of our facilities where charged batteries are handled will not occur. Any such accident could result in injury to our employees or damage to our facility and would require an internal investigation by our technical staff. Any such injuries, damages or investigations could lead to liability to our company and cause delays in further development and manufacturing of our product which could adversely affect our operations and financial condition.

Our manufacturing process incorporates the use of solvents, some of which are flammable or toxic in high concentrations. Our manufacturing process also incorporates pulverized solids, which can be toxic to employees when allowed to become airborne in high concentrations. We have incorporated safety controls and procedures into our pilot line manufacturing processes designed to maximize the safety of our employees and neighbors. Any related incident, including fire or personnel exposure to toxic substances, could result in significant production delays or claims for damages resulting from injuries, which could adversely affect our operations and financial condition.

■    WE MUST COMPLY WITH EXTENSIVE REGULATIONS GOVERNING SHIPMENT OF OUR BATTERIES AND OPERATION OF OUR FACILITY. We are subject to the U.S. Department of Transportation (USDOT) and the International Transport Association (IATA) regulations regarding shipment of lithium-ion batteries. Due to the size of our prototype HEV batteries, a permit is required to transport our lithium batteries from our manufacturing facility. Although similar batteries with other chemistries are routinely shipped from manufacturing facilities to all parts of the world, we cannot assure you that we will not encounter any difficulties in obtaining shipment permits or in complying with new or amended regulations regarding shipment of our products.

All materials that we use must be registered in accordance with the U.S. Toxic Substance Control Act (TSCA) before they can be imported for use in full-scale manufacturing operations. Although the raw material manufacturer is responsible for obtaining TSCA registration for any products that it ships to the U.S., the time required for our suppliers to obtain TSCA registration could delay the commercialization of our products.

■    WE COULD INCUR SIGNIFICANT COSTS FOR VIOLATIONS OF OR TO COMPLY WITH APPLICABLE ENVIRONMENTAL AND OCCUPATIONAL HEALTH AND SAFETY LAWS AND REGULATIONS. National, state, local and foreign laws impose various environmental controls on the manufacture, storage, use and disposal of lithium batteries and of certain chemicals used in the manufacture of lithium batteries. Although we believe that our operations are in substantial compliance with current environmental regulations and that there are no environmental conditions that will require material expenditures for clean-up at our facility or at facilities to which we have sent waste for disposal, we cannot assure you that new laws or regulations or changes in existing laws or regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Moreover, foreign, state and local governments may enact additional restrictions relating to the disposal of lithium batteries used by our customers which could require us to respond to those restrictions or could negatively affect the demand for those batteries.

As with all employers in the U.S., we must comply with U.S. Occupational and Safety Administration (OSHA) regulations designed for the protection of employees while at the workplace. We must also comply with U.S. Environmental Protection Agency (USEPA) and Pennsylvania Department of Environmental Protection Agency (PADEP) regulations designed to protect the environment from contaminants that can be discharged from manufacturing facilities. We cannot assure you that we will not incur significant expenses or encounter any difficulties in complying with OSHA, USEPA, and PADEP regulations.

■    OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO RETAIN KEY PERSONNEL. Our success depends in large part upon the services of a number of key employees and senior management. If we lose the services of one or more of our key employees or senior management, it could have a significant negative impact on our business.

■    WE CANNOT GUARANTEE THE PROTECTION OF OUR TECHNOLOGY OR PREVENT THE DEVELOPMENT OF SIMILAR TECHNOLOGY BY OUR COMPETITORS. Our success depends on the knowledge, ability, experience and technological expertise of our employees rather than on the legal protection of our patents and other proprietary rights. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to our products and manufacturing processes. We cannot guarantee the adequacy of protection these claims afford, or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technology. We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements, with our employees and consultants. We cannot guarantee the adequacy of protection these contractual measures afford.

We have patents issued and patent applications pending in the U.S., Europe and elsewhere. We cannot assure you (i) that patents will be issued from any pending applications, (ii) that the claims allowed under any patents will be sufficiently broad to protect our technology, (iii) that any patents issued to us will not be challenged, invalidated or circumvented, or (iv) as to the adequacy of protection any patents or patent applications afford.

If we are found to be infringing upon third party patents, we cannot assure you that we will be able to obtain licenses with respect to such patents on acceptable terms, if at all. Our failure to obtain necessary licenses could lead to costly attempts to design around such patents or delay or even foreclose the development, manufacture or sale of our products.

■    WE MAY FACE LIABILITY IF OUR BATTERIES FAIL TO FUNCTION PROPERLY. We maintain liability insurance coverage that we believe is sufficient to protect us against potential claims. We cannot assure you that our liability insurance will continue to be available to us on its current terms or at all, or that such liability insurance will be sufficient to cover any claim or claims.

RISKS ASSOCIATED WITH OUR COMMON STOCK

■    WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK SO STOCKHOLDERS MUST SELL THEIR SHARES AT A PROFIT TO RECOVER THEIR INVESTMENT. We have never declared or paid any cash dividends on our common stock. We intend to retain any future earnings for use in our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Because we may not pay dividends, our stockholders’ return on investment in our common stock will depend on their ability to sell our shares at a profit.

■    THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE, WHICH COULD CAUSE THE VALUE OF AN INVESTMENT IN US TO DECLINE. The market price of shares of our common stock has been and is likely to continue to be highly volatile. Factors that may have a significant effect on the market price of our common stock include the following:

•    our operating results;

•    our need for additional financing;

•    announcements of technological innovations or new commercial products by us or our competitors;

•    developments in our patent or other proprietary rights or our competitors’ developments;

•    our relationships with current or future collaborative partners;

•    governmental regulation; and

•    other factors and events beyond our control.

In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

As a result of potential stock price volatility, investors may be unable to resell their shares of our common stock at or above the cost of their purchase prices. In addition, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were to become the subject of securities class action litigation, this could result in substantial costs, a diversion of our management’s attention and resources and harm to our business and financial condition.

■    FUTURE SALES OF CURRENTLY OUTSTANDING SHARES OF OUR COMMON STOCK COULD ADVERSELY AFFECT OUR STOCK PRICE. Except for approximately 36.9 million shares of our common stock subject to restrictions on resale pursuant to Rule 144, the outstanding shares of our common stock are eligible for sale in the public market without restriction. The shares issuable upon exercise or conversion of our outstanding warrants, convertible notes and preferred stock will be restricted securities, however, the holders of these securities have registration rights with respect to the common stock issuable upon exercise or conversion of these securities. The market price of our common stock could drop as a result of sales of a large number of shares of our common stock in the market or in response to the perception that these sales could occur.

■    ARCH HILL CAPITAL IS A CONTROLLING STOCKHOLDER OF LTC AND IS THEREFORE ABLE TO CONTROL THE MANAGEMENT AND POLICIES OF LTC. Arch Hill can also control the outcome of all matters submitted to our stockholders for approval, without the approval of our other stockholders. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in us. Arch Hill Capital can control the vote with respect to the election of all of the directors, amendments to the Certificates of Incorporation or any merger, sale of assets or other significant transactions by any of us, GAIA Holding or GAIA. Accordingly, Arch Hill Capital has an effective veto power over the management and operations of, and corporate transactions by, us, GAIA Holding or GAIA.

ITEM 7. FINANCIAL STATEMENTS

The Company’s Financial Statements beginning on page F-1 are filed as part of this Annual Report on Form 10-KSB and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The independent accountants, Deloitte & Touche, LLP, who audited LTC’s financial statements for each of the fiscal years ended from December 31, 1997 through 2001, and who were engaged by us to perform reviews of interim financial information for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002, were dismissed by a vote of our Board of Directors, effective November 18, 2002.

The reports of Deloitte & Touche, LLP on the financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles except that (i) insofar as the opinions related to amounts included in periods through December 31, 1996, the opinions were based solely on the report of prior auditors and (ii) the financial statements for the fiscal years ended December 31, 2000 and 2001 contained opinions modified to include an explanatory paragraph related to uncertainties regarding our ability to continue as a going concern.

Prior to the dismissal of Deloitte & Touche, LLP, there were no disagreements between us and Deloitte & Touche, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Deloitte & Touche, LLP would have caused Deloitte & Touche, LLP to make reference to the subject matter of the disagreement in connection with its report.

On November 18, 2002, the Company’s Board of Directors approved the appointment of PricewaterhouseCoopers LLP to serve as the Company’s independent accountants. PricewaterhouseCoopers Accountants N.V., The Netherlands, is the auditor for Arch Hill Capital, a controlling stockholder of the Company as a result of a Share Exchange transaction. The engagement of PricewaterhouseCoopers LLP will permit utilizing one accounting firm in both Europe and the U.S. PricewaterhouseCoopers LLP was not consulted concerning the application of accounting principals to any specific or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, nor was a written report provided to us nor oral advice given by the new accountant that was an important factor which we considered in reaching a decision as to any accounting, auditing or financial reporting issue.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information concerning LTC’s directors and executive officers and the directors and executive officers of GAIA Holding and GAIA as of the date of this report:

NAME	AGE	POSITION
David J. Cade	64	Chairman of the Board and Chief Executive Officer of LTC Supervisory Director of GAIA Holding Supervisory Director of GAIA
Dr. Franz J. Kruger	54	President, Chief Operating Officer and Director of LTC Supervisory Director of GAIA Holding Chief Executive Officer and Managing Director of GAIA
Ralf Tolksdorf	40	Chief Financial Officer and Director of LTC Chief Financial Officer and Managing Director of GAIA
Dr. Andrew J. Manning	56	Executive Vice President and Chief Technical Officer of LTC
Stephen F. Hope	59	Director of LTC
Ralph D. Ketchum	75	Director of LTC
Arif Maskatia	52	Director of LTC
John D. McKey, Jr.	58	Director of LTC
Hendrikus Harold van Andel	59	Director of LTC Executive Director of GAIA Holding Supervisory Director of GAIA
Prof. Dr. Marnix A. Snijder	58	Director of LTC Supervisory Director of GAIA Holding Supervisory Director of GAIA

David J. Cade was appointed our Chairman and Chief Executive Officer on November 1, 1999. Mr. Cade was appointed to the supervisory Boards of Directors of GAIA Holding and GAIA on October 4, 2002. Mr. Cade previously served as our President and Chief Operating Officer from May 1996 to November 1999. Mr. Cade served as our Vice President of Marketing from August 1994 to May 1996 and was elected an officer in October 1994. Mr. Cade has served as our director since August 1997. Mr. Cade has over 30 years of experience in senior business development, marketing, sales and international strategic alliances in global telecommunications systems, electronics and information technologies. From February 1988 to October 1992, Mr. Cade was Senior Vice President of Marketing and Business Development for COMSAT Systems Division in Washington D.C. and from October 1992 to April 1994, Mr. Cade was Vice President of Sales and Marketing at Interdigital Communications Corporation, a Philadelphia company that manufactures wireless telephone systems for customers worldwide. Previously, Mr. Cade held managerial positions in Washington D.C. with Martin Marietta (now Lockheed Martin), AT&T and the Department of Defense. Mr. Cade holds an MBA from Syracuse University and an undergraduate degree from the University of Illinois.

Franz Josef Kruger, Ph.D. was appointed our President and Chief Operating Officer on November 26, 2002 and has served as our director since November 26, 2002. Dr. Kruger is the Chief Executive Officer of GAIA having joined GAIA in February 2001. He is a member of the supervisory Board of Directors of GAIA Holding and a Managing Director of GAIA. He received his Ph.D. in February 1976 from the University of Stuttgart, in the field of metallo-organic Chemistry. In the same year he joined Varta Batterie AG, the leading battery manufacturer in Europe, at the R&D center in Kelkheim. After having developed lithium primary batteries, he was transferred to Varta Singapore as a Technical Director in 1981. In 1983 he joined Raychem in Menlo Park California where he worked as Director of Marketing for the Military Ground Systems Division in the USA and Germany. In 1986 he rejoined Varta, serving as Technical Director in R&D and later as a Member of the Executive Board of the Industrial Battery Division. From 1992-1998 he was responsible for the Central R&D activities as well as for the Profit Center for Electric Vehicle Batteries as a Managing Director. After he left Varta in December 1998, Dr. Kruger founded his own consulting company, InnoventisConsulting GmbH. During his career, Dr. Kruger has accumulated knowledge in the development, manufacturing and marketing of major battery systems, especially lithium-ion and lithium-ion polymer batteries.

Ralf Tolksdorf was appointed our Chief Financial Officer on November 18, 2002 and has served as our director since November 26, 2002. Mr. Tolksdorf also serves as the Chief Financial Officer of GAIA and is a Managing Director of GAIA. He joined GAIA in November 2000, having previously served as a financial consultant to GAIA since December 1999. Mr. Tolksdorf is also President of his own consulting company, SMR Strategische Management – und Risikoberatungs GmbH (Strategic Management and Risk-Management Consulting), in Hamburg. Mr. Tolksdorf has over 10 years experience as a management consultant, manager, and managing director in various business and industrial firms. Mr. Tolksdorf received his degree in Economics from the University of Göttingen, Germany.

Andrew J. Manning, Ph.D has served as our Executive Vice President and Chief Technical Officer since January 22, 2002. Previously Dr. Manning served as our Executive Vice President of Operations, a position he had held since January 2001 and our Chief Operating Officer from January 22, 2002 to November 26, 2002. Dr. Manning joined us in 1994 as Director of Process Development, and was Vice President of Manufacturing from October 1999-January 2001. Dr. Manning has over 25 years of experience in process development, process engineering, and new plan design and start-up. Dr. Manning has held various technology management positions in thin-film industries, including Director of Manufacturing Technologies at Congoleum, and Director of Research and Engineering for Tarkett, where he was responsible for process and equipment involving coating, saturation, lamination, and substrate handling. Dr. Manning has a broad technical background, including polymers, non-woven, thermal processing and synthetic minerals. He has related experience at Celanese and Pfizer. Dr. Manning received both his Ph.D. and B.S. degrees in Chemical Engineering from Cornell University.

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

Ralph D. Ketchum has served as our director since July 1, 1994. He has been President of RDK Capital, Inc. (“RDK Capital”) since January 1987. RDK Capital is a general partner of RDK Capital Limited Partnership, an investment limited partnership. Mr. Ketchum served as Chief Executive Officer and Chairman of the Board of Heintz Corporation (“Heintz”), a majority owned subsidiary of RDK Capital Limited Partnership. Mr. Ketchum was Senior Vice President and Group Executive of the Lighting Group, General Electric Company from 1980 to 1987. He also serves as a director of Metropolitan Savings Bank, Oglebay-Norton Corporation, Thomas Industries and Pacific Scientific, Inc.

Arif Maskatia has served as our director since February 23, 1999. Mr. Maskatia has over 29 years of experience in mobile computing, technology and management. Mr. Maskatia has been actively involved in personal computer technologies, engineering and product development and has worked extensively with companies in the Far East. He presently is Vice President of Acer ValueLab—USA and Chief Technology Officer for Acer America Corp in San Jose, California. Prior to joining Acer, he held senior technology development positions with Zenith Data Systems, Alcatel/ITT Information Systems, Phoenix Technologies and Poqet Computers of California. Mr. Maskatia holds Bachelors and Masters degrees in electrical engineering from Cornell University.

John D. McKey, Jr. has served as our director since September 8, 1995. He has, since January 2001, been of counsel to the law firm of McCarthy, Summers, Bobko Wood, Sawyer & Terry, and, from September 1993 to January 2001, was a partner at McCarthy, Summers, Bobko & McKey, P.A. From June 1986 to September 1993, Mr. McKey was a partner at Kohn, Bobko, McKey & Higgins, P.A. Mr. McKey formerly served as a director of Publishing Company of North America and currently serves as a director of Pipeline Technologies, Inc.

Hendrikus Harold van Andel has served as our director since November 26, 2002. He has been the Chief Executive Officer of Arch Hill Capital since 1988. Mr. van Andel is the Chief Executive Officer and Executive Director of GAIA Holding and a member of the supervisory Board of Directors of GAIA. Mr. van Andel holds directorships in a number of Dutch and British private companies in which Arch Hill Capital has invested.

Prof. Dr. Marnix A. Snijder has served as our director since November 26, 2002. Prof. Dr. Snijder is a member of the supervisory Boards of Directors of GAIA Holding and GAIA. Prof. Dr. Snijder received his Masters of Law and Ph. D. from the University of Amsterdam in 1974 and 1981, respectively. Prof. Dr. Snijder is a partner in Arch Hill Management BV which provides management services to Arch Hill Capital. He was a Lecturing Professor at the University of Nijmegan, the Netherlands from 1990 to 1998. Prof. Dr. Snijder founded and served as Managing Partner of his own Dutch and Belgian law firm from 1982 to 1995 and was a Manager of Financial Services for Schuitema N.V., a Dutch wholesale and retail trade company from 1975 to 1982. Prof. Dr. Snijder serves on the boards of directors of a number of Dutch, Belgian and Swiss companies. He has authored numerous publications on taxation and co-developed taxation software.

Our directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified.

AUDIT COMMITTEE

The Company does not currently have a separate audit committee. Currently, our entire Board of Directors performs all the functions that may be delegated to an audit committee. The Company plans to establish an audit committee during Fiscal 2003 and is currently assessing which members of its Board are best qualified, based on their accounting or related financial management expertise, independence, time availability, corporate experience and other relevant factors, to serve on our audit committee. Based on the Company’s small size, development stage and limited financial and human resources, we did not believe that creating an audit committee separate and distinct from our full Board of Directors would have been cost-effective prior to Fiscal 2003.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own, directly or indirectly, more than ten percent (10%) of the registered class of our equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file. No Forms 3, 4 and 5 relating to our common stock were filed late during 2002.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation paid by us during the three years ended on December 31, 2002 to our Chief Executive Officer and the other executive officers of LTC, or any of LTC subsidiary, who were serving as an executive officer of LTC on December 31, 2002 and received total salary and bonus in excess of $100,000 during fiscal year 2002 (the “Named Executive Officers”).

				Long-Term Compensation
Name and Principal Position	Year	Salary		Awards/Securities Underlying Options/Sars(#)
David J. Cade,	2002	$217,642	(1)	150,000
Chairman and Chief	2001	$165,000		-0-
Executive Officer	2000	$165,000		-0-

Andrew J. Manning	2002	$155,966	(2)	100,000
Executive Vice President and	2001	$125,000		-0-
Chief Technical Officer	2000	$125,000		-0-
				-0-

Franz J. Kruger	2002	$266,362	(3)	-0-
President and Chief Operating Officer

Ralf Tolksdorf	2002	$261,199	(4)	-0-
Chief Financial Officer

(1)	Salary of $207,500 per annum from January 1, 2002 until October 4, 2002 (the closing of the First Share Exchange) and $250,000 per annum from October 5, 2002 through December 31, 2002.
(2)	Salary of $150,000 per annum from January 1, 2002 until October 4, 2002 (the closing of the First Share Exchange) and $175,000 per annum from October 5, 2002 through December 31, 2002.
(3)	Includes $241,818 consulting fee from GAIA from January 1, 2002 through December 31, 2002 and $24,544 consulting fee from LTC from September 1, 2002 through December 31, 2002.
(4)	Includes $219,199 consulting fee from GAIA from January 1, 2002 through December 31, 2002 and $42,000 consulting fee from LTC from September 1, 2002 through December 31, 2002.

OPTION/SAR GRANTS IN 2002

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date
David Cade	150,000(1)	18.8	.20	1/22/13
Andrew Manning	100,000(1)	12.12	.20	1/22/13
Franz J. Kruger	-0-	N/A	N/A	N/A
Ralf Tolksdorf	-0-	N/A	N/A	N/A

(1)	Exercisable 50% July 1, 2002 and 50% January 22, 2003.

AGGREGATED DECEMBER 31, 2002 OPTION/SAR VALUES

Name	Number of Securities Underlying Unexercised Options/Sars at Fy-end (#) Exercisable/ Unexercisable	Value of Unexercised in the Money Options/Sars at Fy-end (#) Exercisable/ Unexercisable
David J. Cade	851,482/0	$ 0/0
Andrew J. Manning	569,042/0	$ 0/0
Franz J. Kruger	-0-	N/A
Ralf Tolksdorf	-0-	N/A

The above table sets forth information with respect to the number and value of in-the-money unexercised options held by the Named Executive Officers at the end of fiscal year 2002. The value of in-the-money unexercised options held at December 31, 2002 is based on the closing “bid” price of $0.08 per share of Common Stock on December 31, 2002. All of the options held by Named Executive Officers had exercise prices in excess of $0.08 as of December 31, 2002. Accordingly, there were no in-the-money unexercised options as of that date. No options were exercised by any Named Executive Officer in fiscal year 2002.

EMPLOYMENT AGREEMENTS AND CERTAIN EMPLOYEE MATTERS

We have entered into an Employment Agreement with David J. Cade, for a period of three years commencing as of January 1, 2002, pursuant to which Mr. Cade serves as our Chairman and Chief Executive Officer. Mr. Cade received a salary of $207,500 per year until October 4, 2002, the closing of the First Share Exchange, which was increased to $250,000 per year, thereafter. The agreement provides that during each fiscal year, Mr. Cade will be eligible to receive a target bonus of up to 40% of his annual salary.

We have entered into an Employment Agreement with Andrew J. Manning, for a period of three years commencing as of January 1, 2002, pursuant to which Dr. Manning serves as our Executive Vice President and Chief Technical Officer. Dr. Manning received a salary of $150,000 per year until the closing of the First Share Exchange which was increased to $175,000 per year thereafter. The agreement provides that during each fiscal year, Dr. Manning will be eligible to receive a target bonus of up to 30% of his annual salary.

We have entered into an Employment Agreement with Franz J. Kruger, for a period of three years commencing as of April 14, 2003, pursuant to which Dr. Kruger serves as our President and Chief Operating Officer. The Agreement provides for a salary of $97,300 per year to be paid by LTC. The agreement provides that during each fiscal year, Dr. Kruger will be eligible to receive a target bonus of up to 40% of his annual salary. From September 1, 2002 to April 1, 2003, we have paid Dr. Kruger a monthly consulting fee of $6,136.

We have entered into an Employment Agreement with Ralf Tolksdorf, for a period of three years commencing as of April 14, 2003, pursuant to which Mr. Tolksdorf serves as our Chief Financial Officer. The Agreement provides for a salary of $97,300 per year to be paid by LTC. The agreement provides that during each fiscal year, Mr. Tolksdorf will be eligible to receive a target bonus of up to 30% of his annual salary. From September 1, 2002 to April 1, 2003, we have paid Mr. Tolksdorf a monthly consulting fee of $10,500.

The Agreements with each of the above executives (each an “Executive”) include the following. In the event the Executive’s employment is terminated by us other than for cause, death or disability, then under the Agreement: (i) we will continue to pay to the Executive his then annual salary for the remainder of the term or for six months (whichever is longer) in one lump sum within 30 days after the termination date, (ii) the Executive will be entitled, during the period for which such severance is being paid, to receive all benefits under our medical insurance, disability insurance, life insurance and other benefit plans as are then in effect for our executives and

(iii) all then exercisable and unexercisable options will immediately become exercisable on the date of termination, and will remain exercisable in accordance with the terms of the applicable stock plan and agreement. Cause is defined as the breach or continued gross neglect by the Executive, or gross negligence or willful misconduct by the Executive in the performance, of any of his duties or obligations under the Agreement.

In the event that the Executive’s employment is terminated for cause, disability, death or by the resignation of the Executive, (i) the Executive’s employment under the Agreement will cease (upon 30 days notice in the event of disability), (ii) we will pay the Executive his accrued and unpaid salary, accrued vacation time and expense reimbursement through the date of termination and (iii) all options will be treated in accordance with the terms of the applicable stock incentive plan and stock option agreement pursuant to which such options were granted, provided that in the event of the death of the Executive all options (whether vested or unvested) will be transferred in accordance with the Executive’s will and become exercisable for a period of 36 months from the date of death, subject to the terms of the applicable stock plan. The Employment Agreements also include certain confidentially, non-solicitation and non-competition provisions.

GAIA entered into a Consultancy Agreement with InnoventisConsulting GmbH (“Innoventis”) with respect to the services of Dr. Franz Kruger as the Chairman of Management of GAIA. Innoventis represents Dr. Kruger. The Consultancy Agreement has a four year term from September 1, 2002 to August 31, 2006. Innoventis charges a monthly fee of €23,000 for Dr. Kruger’s services. The agreement requires that Innoventis and Dr. Kruger maintain secrecy as to the confidential information of GAIA.

GAIA has entered into a Consultancy Agreement with SMR Strategische Management – und Risikoberatungs GmbH (Strategic Management and Risk Management Consulting) (“SMR”) with respect to the services of Ralf Tolksdorf as the Managing Director of Finances, Organization etc. of GAIA. SMR represents Mr. Tolksdorf. The Consultancy Agreement has a four year term from September 1, 2002 to August 31, 2006. SMR charges a monthly fee of €18,800 for Mr. Tolksdorf’s services. The agreement requires that SMR and Mr. Tolksdorf maintain secrecy as to the confidential information of GAIA.

In 2002 and 2001, LTC paid $93,531 and $4,938, respectively, to William D. Walker for services rendered to LTC. Walker served as LTC’s Treasurer and Chief Financial Officer from January 22, 2002 to November 18, 2002. Mr. Walker has provided services to LTC as a consultant from August 1999 to January 22, 2002 and since November 18, 2002 to date. Upon Mr. Walker’s reappointment as LTC’s Treasurer and Chief Financial Officer on January 22, 2002, Mr. Walker was granted 50,000 stock options at an exercise price of $.20 vesting one-half on July 1, 2002 and one-half on January 22, 2003.

COMPENSATION OF DIRECTORS

Directors receive no cash compensation for serving on our Board of Directors. In the past, each of our non-employee directors received an option to purchase 13,334 shares of common stock under our Directors Plan upon election to the Board. Our Directors Plan has been terminated. It is currently our policy to award an option to purchase 13,334 shares of common stock under our 2002 Stock Incentive Plan to each non-employee director who is elected to the Board. Each non-employee director is eligible to receive additional options approved by the Board or option committee.

In January 2002, each non-employee director was granted options to purchase 50,000 shares of our common stock, having an exercise price of $0.20, having a term of ten years, with one-half of such options vesting July 1, 2002 and one-half vesting January 22, 2003.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP

The following table sets forth as of March 31, 2003, the number and percentage of outstanding shares of our common stock beneficially owned by executive officers, directors and stockholders owning at least 5% of our common stock:

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percentage of Class(1)

Arch Hill Capital N.V. (2)	174,762,611	(11)	73.10%

Arch Hill Ventures N.V. (2)	111,340,524	(12)	55.79%

Ilion Technology Corporation (3)	25,500,000	(13)	25.31%

David Cade (4) (6) (7)	851,482	(14)	*

Stephen Hope (4) (6)	1,166,079	(15)	1.32%

Ralph Ketchum (4) (6)	722,438	(16)	*

Franz Josef Kruger (5) (6) (8)	-0-	(17)	-0-

Andrew J. Manning (4) (9)	569,042	(14)	*

Arif Maskatia (4) (6)	63,334	(14)	*

John D. McKey (4) (6)	177,535	(18)	*

Marnix Snijder (2) (6)	-0-		-0-

Ralf Tolksdorf (5) (6) (10)	-0-	(19)	-0-

Hendrikus Harold van Andel (2) (6)	-0-		-0-

All Executive Officers and Directors as a Group (10 persons)	3,640,238	(20)	4.04%

(1)	The percentage of class calculation for each person or entity is based on the number of shares of LTC common stock outstanding as of March 31, 2003 (88,235,392) plus the number of shares of LTC common stock issuable to the person or entity upon conversion of convertible securities held by such person or entity.

(2)	Address: Parkweg 2, 2585 JJ’s, Gravenhage, Netherlands.

(3)	Address: 99 South Bedford Street, Suite 2, Burlington, Massachusetts.

(4)	Address c/o Lithium Technology Corporation, 5115 Campus Drive, Plymouth Meeting, PA 19462.

(5)	Address c/o GAIA Akkumulatorenwerke GmbH, Montaniastarsse 17, D-00734 Nordhausen, Germany.

(6)	Director of LTC.

(7)	Chairman and Chief Executive Officer of LTC.

(8)	President and Chief Operating Officer of LTC.

(9)	Executive Vice President and General Manager of LTC.

(10)	Chief Financial Officer of LTC.

(11)	Consists of 23,932,087 shares of LTC common stock owned by Arch Hill Capital N.V., $3,949,000 notes convertible into 39,490,000 shares of LTC common stock owned by Arch Hill Capital N.V. and 100,000 shares of Series A Preferred Stock convertible into 111,340,524 shares of LTC common stock held by Arch Hill Ventures N.V., which is controlled by Arch Hill Capital N.V.

(12)	Consists of 100,000 shares of Series A Preferred Stock convertible into 111,340,524 shares of LTC common stock.

(13)	Includes warrants to purchase 12,500,000 shares of LTC common stock.

(14)	Consists of options exercisable within 60 days of March 31, 2003.

(15)	Includes options to purchase 85,000 shares exercisable within 60 days of March 31, 2003; 1,081,079 shares held directly by Mr. Hope; and 90,328 shares held by Hazel Hope, the Executrix of the Estate of Henry Hope.

(16)	Includes options to purchase 88,334 shares exercisable within 60 days of March 31, 2003; 384,275 shares held directly by Mr. Ketchum; and 249,829 shares held by Mr. Ketchum’s spouse.

(17)	Does not include 5,567,026 shares of LTC common stock issuable upon conversion of 5,000 shares of Series A Preferred Stock held by Arch Hill Ventures for the benefit of Stichting Administratiekantoor GAIA (“Stichting GAIA”) which in turn holds an interest in such shares for the benefit of Franz Kruger. Dr. Kruger does not have the power to vote or control the disposition of such shares nor does he have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares. Stichting GAIA does not have the power to vote or control the disposition of such shares nor does it have the right to receive such shares on any specific date and accordingly disclaims beneficial ownership of such shares.

(18)	Includes options to purchase 108,334 shares exercisable within 60 days of March 31, 2003.

(19)	Does not include 5,233,005 shares of LTC common stock issuable upon conversion of 4,700 shares of Series A Preferred Stock held by Arch Hill Ventures for the benefit of Stichting GAIA which in turn holds an interest in such shares for the benefit of Ralf Tolksdorf. Mr. Tolksdorf does not have the power to vote or control the disposition of such shares, nor does he have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares. Stichting GAIA does not have the power to vote or control the disposition of such shares nor does it have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares.

(20)	Includes options to purchase 1,765,526 shares exercisable within 60 days of March 31, 2003.

*	Less than 1%.

CHANGES IN CONTROL

We entered into a bridge financing agreement with Arch Hill Capital and issued a total of $1,914.567 of convertible notes to Arch Hill Capital from January 2002 to July 28, 2002 which were converted into 23,932,087 shares of our common stock on October 4, 2002. Effective January 8, 2002, Arch Hill Capital purchased from Ilion $3,949,000 of notes convertible into 39,490,000 shares of our common stock

As described above in Item 1, in the First Share Exchange and Second Share Exchange we issued a total of 100,000 shares of Series A Preferred Stock to Arch Hill Ventures, convertible in the aggregate into 111,340,524 shares of our common stock.

Each share of the Series A Preferred Stock is convertible at the option of the holder thereof into 1,113.40524 shares of our common stock at any time following the authorization and reservation of a sufficient number of shares of our common stock by all requisite action, including action by our Board of Directors and by our stockholders, to provide for the conversion of all outstanding shares of Series A Preferred Stock into shares of our common stock.

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

Arch Hill Capital beneficially owns:

(i)	23,932,087 outstanding shares of our common stock;

(ii)	39,490,000 shares of our common stock issuable upon conversion of $3,949,000 of our convertible notes at $.10 per share; and

(iii)	111,340,524 shares of our common stock issuable upon conversion of 100,000 shares of our Series A Preferred Stock held by Arch Hill Ventures (which is controlled by Arch Hill Capital).

The 174,762,611 shares of our common stock beneficially owned by Arch Hill Capital constitutes approximately 73.10% of our common stock on an as-converted basis. Accordingly, Arch Hill Capital is a controlling stockholder and is able to control the outcome of most matters submitted to our stockholders for approval, including the election of our directors, any amendments to our Certificate of Incorporation or a merger, sale of assets or other significant transaction without the approval of our other stockholders. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in LTC. As a result, Arch Hill Capital has an effective veto power over corporate transactions by LTC, GAIA Holding or GAIA which management or non-control stockholders of such entities might desire.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

See Item 5 “Market for Common Equity and Related Stockholder Matters.”

The calculation of percentage of our common stock beneficially owned by Arch Hill Capital is based on the number of shares of our common stock currently outstanding as of March 31, 2003 (88,235,392 shares) plus the number of shares of our common stock issuable to Arch Hill Capital upon conversion of convertible securities held by such entity.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We issued a total of $5,249,000 of convertible notes to Ilion from September 1999 to December 2001 convertible into our common stock at $.10 per share. On December 31, 2001, we entered into a Termination Agreement with Ilion which was closed on January 8, 2002 (the “Termination Agreement”) to which the Merger Agreement between us and Ilion, dated January 19, 2000, as amended from time to time, and all other agreements between us and Ilion, were terminated. Pursuant to our Merger Agreement with Ilion, which had a termination date of February 28, 2002, we had proposed to merge our lithium battery business with Ilion’s. That merger was contingent on an initial public offering by Ilion, which did not occur.

As a further condition to the Termination Agreement on December 31, 2001, we entered into a Note Purchase and Sale Agreement with Ilion and Arch Hill Capital (the “Note Purchase and Sale Agreement”) which was closed on January 8, 2002. Under the terms of the Note Purchase and Sale Agreement, Arch Hill Capital acquired from Ilion $3,949,000 principal amount of our promissory notes held by Ilion (the “Ilion Notes”), convertible at $0.10 per share into 39,490,000 shares of our Common Stock. The Ilion Notes were previously issued by us to Ilion in connection with the LTC-Ilion Merger Agreement and related bridge financing agreement. The remaining $1,300,000 of our notes held by Ilion were converted into 13,000,000 restricted shares of our common stock (the “Ilion Conversion Shares”).

The Termination Agreement provides that after the termination closing and from time to time as requested by Ilion, we will take all appropriate actions to nominate one person designated by Ilion to our Board of Directors provided that Ilion (i) is the beneficial owner of at least 1% of our common stock then outstanding during the two year period after the termination closing or (ii) is the beneficial owner of at least 5% of our common stock then outstanding at any time after the termination closing. Ilion has not designated any person to be nominated to our Board of Directors as of April 14, 2003.

As a condition to the Termination Agreement, the exiting Warrant Agreement between us and Ilion, dated as of January 19, 2000 (the “Warrant Agreement”), relating to 7,500,000 shares of our common stock was amended (the “Warrant Amendment”) to increase the number of shares of our common stock subject to the Warrant Agreement to 12,500,000, all exercisable at $.15 per share (the “Warrant Shares”) and to extend the termination date of the Warrants to January 10, 2004. The Warrants are exercisable from the date of issuance.

As a condition to the Termination Agreement, we entered into cross licensing agreements with Ilion whereby worldwide, non-exclusive, royalty free, perpetual licenses were granted by each to the other with respect to certain specified technology. See Item 1 “Description of Business – Intellectual Property.”

With respect to the Ilion Conversion Shares and the Warrant Shares, we granted certain demand and piggy back registration rights commencing May 1, 2002.

The Company has received subordinated loans and partnership from parties related to Arch Hill Capital. See Item 6 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company has a receivable from Tamarcho a 100% owned subsidiary of Arch Hill Ventures of $1,954,000 in principal. The receivable bears interest at 7% per annum. Tamarcho used the proceeds for investing in a silent partnership participation in GAIA GmbH for an equal amount under identical terms. The receivable at December 31, 2002 includes accrued interest of $639,000. Under the existing agreement, the principal including accumulated interest is due on December 31, 2008.

At December 31, 2002, three other parties have provided silent partnership loans to the Company in a total principal amount of $2,029,000 bearing interest at 6% per annum. In 2002, a loan of $63,000 including interest has been repaid to one of the silent partners at the option of the Company. The amount payable at December 31, 2002 includes $102,000 in accrued interest. Under the existing agreements, the principal amount is due on December 31, 2008. The silent partnership is also entitled to receive a share in profits related to its contributions of 12%. Such additional interest is only payable if the Company has earnings.

We have entered into a bridge financing agreement with Arch Hill Capital, the First Share Exchange and the Second Share Exchange with Arch Hill Ventures as described above in Item 6 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters – Changes in Control.”

With respect to the shares issuable upon conversion of the Ilion Notes purchased by Arch Hill Capital and the bridge notes issued to Arch Hill Ventures, we granted certain demand and piggy back registration rights commencing May 1, 2002.

Arch Hill Ventures holds 9,700 shares of Series A Preferred Stock for the benefit of Stichting GAIA which in turn holds an interest in 5,000 of such shares of Series A Preferred Stock (convertible into 5,567,026 shares of LTC common stock) for the benefit of Franz Kruger and 4,700 of such shares of Series A Preferred Stock (convertible into 5,233,005 shares of LTC common stock) for the benefit of Ralf Tolksdorf. Arch Hill Ventures and Stichting GAIA intend to transfer the underlying shares of common stock to Dr. Kruger and Mr. Tolksdorf once such shares are included in an effective registration statement filed with the SEC and upon payment to Arch Hill Ventures of €76,200 by Dr. Kruger and €71,268 by Mr. Tolksdorf plus 6% interest on such amount from March 1, 2001. Dr. Kruger does not have the power to vote or control the disposition of such shares nor does he have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares. Mr. Tolksdorf does not have the power to vote or control the disposition of such shares nor does he have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares. Stichting GAIA does not have the power to vote or control the disposition of such shares nor does it have the right to receive such shares on any specific date and accordingly disclaims beneficial ownership of such shares.

We have entered into agreements with our executive officers as described above in Item 10 “Executive Compensation”.

We believe that the transactions described above were fair to us and were as favorable to us as those which it might have obtained from non-affiliated third parties, given the circumstances under which such transactions were proposed and effectuated.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed as part of this Report or incorporated herein by reference:

3.1	Restated Certificate of Incorporation +

3.2	By-Laws +

10.1	1994 Stock Incentive Plan, as amended (4)

10.2	Directors Stock Option Plan (4)

10.3	1998 Stock Incentive Plan (5)

10.4	2002 Stock Incentive Plan (6)

10.5	Form of Stock Option Agreement relating to LTC’s 1994

Stock Incentive Plan, as amended (7)

10.6	Omitted

10.7	Form of Stock Option Agreement relating to LTC’s Directors Stock Option Plan (4)

10.8	Form of Stock Option Agreement relating to LTC’s 1998 Stock Incentive Plan (5)

10.9	Form of Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan (6)

10.10	Form of Non-Qualified Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan [For Employees] (6)

10.11	Form of Non-Qualified Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan [For Consultants and Non-Employee Directors] (6)

10.12	Lease Agreement, dated July 22, 1994, between PMP Whitemarsh Associates and LTC and Addendum dated July 22, 1994 (7)

10.13	First Amendment to Lease, dated March 19, 2001, between PMP Whitemarsh Associates and LTC (9)

10.14	Second Amendment to Lease, dated March 21, 2003, between PMP Whitemarsh Associates and LTC+

10.15	Form of Warrant Amendment Agreement (2)

10.16	Form of Second Warrant Amendment Agreement (10)

10.17	Form of Third Warrant Amendment Agreement (6)

10.18	Employment Agreement, dated January 1, 2002, between David Cade and LTC (6)

10.19	Employment Agreement, dated January 1, 2002, between Andrew J. Manning and LTC (6)

10.20	Termination Agreement, dated as of December 31, 2001, between LTC and Ilion [Schedules and Exhibits omitted] (11)

10.21	Warrant Amendment Agreement, dated as of December 31, 2001, between LTC and Ilion (11)

10.22	License Agreement, dated as of December 31, 2001, from LTC to Ilion [Schedules omitted] (11)

10.23	License Agreement, dated as of December 31, 2001, from Ilion to LTC [Schedules omitted] (11)

10.24	Note Purchase and Sale Agreement, dated as of December 31, 2001, among Ilion, Arch Hill Capital and LTC [Schedules omitted] (11)

10.25	Bridge Financing Agreement, dated as of December 31, 2001, between LTC and Arch Hill Capital [Schedules and Exhibits omitted] (11)

10.26	Form of Convertible Promissory Note to be issued under the Interim Bridge Financing Agreement between LTC and Arch Hill Capital (11)

10.27	Bridge Financing Amendment Agreement, dated as of March 20, 2002, between LTC and Arch Hill Capital (6)

10.28	Bridge Financing Amendment Agreement No. 2, dated as of May 30, 2002, between LTC and Arch Hill Capital (12)

10.29	Share Exchange Agreement, dated as of June 7, 2002, by and between LTC and Hill Gate Capital N.V. and Exhibits [Schedules Omitted] (12)

10.30	Bridge Financing Amendment Agreement No. 3, dated as of July 29, 2002, between LTC and Arch Hill Capital (13)

10.31	Omitted

10.32	Agreement, dated October 4, 2002, by and between GAIA Holding B.V., Arch Hill Ventures, N.V., Arch Hill Real Estate, N.V., Stichting Administratiekantoor GAIA and Lithium Technology Corporation (14)

10.33	Bridge Financing Amendment Agreement No. 4, dated as of October 4, 2002, between LTC and Arch Hill Capital N.V. (14)

10.34	Strategic Alliance Agreement, dated as of October 4, 2002, by and between LTC and GAIA Akkumulatorenwerke GmbH (14)

10.35	Form of Warrant, dated October 4, 2002, issued to principals of Colebrooke Capital, Inc (14)

10.36	Share Exchange Agreement, dated as of November 25, 2002, by and between LTC and Arch Hill Ventures, N.V. (15)

10.37	Form of Warrant, dated December 13, 2002, issued to principals of Colebrooke Capital, Inc. (16)

10.38	Consultancy Agreement, dated August 19, 2002, between GAIA Akkumulatorenwerke GmbH and InnoventisConsulting GmbH with respect to services of Dr. Franz Kruger +

10.39	Consultancy Agreement, dated August 19, 2002, between GAIA Akkumulatorenwerke GmbH and SMR Strategische Management – und Risikoberatungs GmbH with respect to services of R. Tolksdorf +

10.40

Federal Ministry of Education and Research (Germany), Grant Notification to GAIA, dated September 11, 2000, for the project “Collaborative project: Energy supply platform for autonomous microsystems – microsolar; subproject: battery technology”+

10.41

Federal Ministry of Economics and Technology (Germany), Grant Notification to GAIA, dated September 10, 2001, for the project “Future investment programme ZIP 2001; lithium-ionic-polymeric batteries for hybrid vehicles with an extremely low fuel consumption”+

10.42	Federal Ministry of Economics and Technology (Germany), Grant Notification to GAIA, dated July 31, 2002, for the project “Development of the lithium-ion polymeric accumulator design”+

10.43	Loan Contract No. 1101216000, dated June 24, 1998, between GAIA and Bank fur Kleine und Mittlere Unternehmen (Bank for Small and Mid-Sized Companies) Aktiengesellschaft+

10.44	Loan with initial fixed-rate interest, dated July 22, 1998, between GAIA and Kreissparkasse Nordhausen (Direct Savings Bank)+

10.45	Loan Contract and Agreement on Subordination, dated [illegible] between GAIA and Arch Hill Ventures N.V.+

10.46	Partnership Agreement, dated [illegible], between GAIA and Frankendael Participatiemaatschappij N.V. +

10.47	Partnership Agreement, dated March 4, 1999, between GAIA and Tamarchco GmbH +

10.48	Partnership Agreement, dated [illegible], between GAIA and Tamarchco GmbH+

10.49	Partnership Agreement, dated [illegible], between GAIA and Tamarchco GmbH+

10.50	Employment Agreement, dated April 14, 2003, between LTC and Franz Kruger+

10.51	Employment Agreement, dated April 14, 2003, between LTC and Ralf Tolksdorf+

10.52	Bridge Financing Amendment Agreement No. 5, dated as of April 14, 2003, between LTC and Arch Hill Capital +

16.1	Letter from Deloitte & Touche, LLP regarding change of certifying accountant(17)

21.1	List of Subsidiaries+

23.1	Consent of PricewaterhouseCoopers LLP, Philadelphia, Pennsylvania+

23.2	Consent of PricewaterhouseCoopers Accountants N.V., The Hague, The Netherlands+

(1)	Omitted

(2)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.

(3)	Omitted

(4)	Incorporated herein by reference to the exhibits contained in LTC’s Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, dated January 19, 1996.

(5)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(6)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

(7)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(8)	Omitted

(9)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

(10)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.

(11)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated January 23, 2002.

(12)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated June 7, 2002.

(13)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

(14)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated October 4, 2002.

(15)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated November 25, 2002.

(16)	Incorporated herein by reference to LTC’s Current Report on Form 8-KA, dated October 4, 2002.

(17)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated November 18, 2002.

+	Exhibit filed herewith in this Report

(b) Reports on Form 8-K. During the quarter ended December 31, 2002, we filed the following Reports on Form 8-K.

(1) Form 8-K dated October 4, 2002 reporting on the closing of the First Share Exchange, an amendment to the bridge financing agreement with Arch Hill Capital and the strategic alliance agreement with GAIA.

(2) Form 8-K dated November 18, 2002 reporting on a change in our independent accountants from Deloitte & Touche, LLP to PricewaterhouseCoopers LLP, the resignation of William D. Walker as our Chief Financial Officer and the appointment of Ralf Tolksdorf as our Chief Financial Officer.

(3) Form 8-K dated November 25, 2002 reporting on the execution of the Second Share Exchange Agreement and the expansion of our Board of Directors.

(4) Form 8-KA dated October 4, 2002 reporting on the closing of the Second Share Exchange and disclosure the financial statements of GAIA Holding and pro forma financial information giving effect to the First Share Exchange and the Second Share Exchange.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION

Date: April 14, 2003	By:	/s/ DAVID J. CADE
David J. Cade, Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ RALF TOLKSDORF
Ralf Tolksdorf, Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID J. CADE David J. Cade	Director	April 14, 2003

/s/ STEPHEN F. HOPE Stephen F. Hope	Director	April 14, 2003

/s/ RALPH D. KETCHUM Ralph D. Ketchum	Director	April 14, 2003

/s/ FRANZ KRUGER Franz Kruger	Director	April 14, 2003

/s/ ARIF MASKATIA Arif Maskatia	Director	April 14, 2003

/s/ JOHN D. MCKEY, JR. John D. McKey, Jr.	Director	April 14, 2003

/s/ MARNIX A. SNIJDER Marnix A. Snijder	Director	April 14, 2003

/s/ RALF TOLKSDORF Ralf Tolksdorf	Director	April 14, 2003

/s/ HENDRIKUS HAROLD VAN ANDEL Hendrikus Harold van Andel	Director	April 14, 2003

CERTIFICATIONS

I, David J. Cade, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Lithium Technology Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	/s/ DAVID J. CADE
David J. Cade Chairman and Chief Executive Officer

I, Ralf Tolksdorf, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Lithium Technology Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	/s/ RALF TOLKSDORF
Ralf Tolksdorf Chief Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies in his capacity as an officer of Lithium Technology Corporation (the “Company”) that the Annual Report of the Company on Form 10-KSB for the period ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Dated: April 14, 2003	/s/ DAVID J. CADE
David J. Cade Chairman and Chief Executive Officer

/s/ RALF TOLKSDORF
Ralf Tolksdorf Chief Financial Officer

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Reports of Independent Accountants	F-2 to F-3

Consolidated Balance Sheet at December 31, 2002	F-4

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2002 and 2001 and the period from February 12, 1999 (inception of development stage) to December 31, 2002	F-5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) from February 12, 1999 (inception of development stage) to December 31, 2002	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001 and the period from February 12, 1999 (inception of development stage) to December 31, 2002	F-7

Notes to Consolidated Financial Statements	F-8 to F-27

Report of Independent Accountants

To the Board of Directors and Stockholders of Lithium Technology Corporation:

In our opinion, the accompanying consolidated balance sheet at December 31, 2002 and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity (deficit) and of cash flows for the year ended December 31, 2002, and for the period from February 12, 1999 (inception of development stage) to December 31, 2002, present fairly, in all material respects, the financial position of Lithium Technology Corporation and subsidiaries (development stage companies) at December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002 and for the period from February 12, 1999 (inception of development stage) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s operating losses since inception and lack of adequate financing to fund its operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, effective January 1, 2002, the Company changed its accounting for intangible assets pursuant to the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/    PRICEWATERHOUSECOOPERS LLP

Philadelphia, Pennsylvania

April 14, 2003

Report of Independent Accountants

To the Board of Directors and Stockholders of Lithium Technology Corporation:

In our opinion, the accompanying consolidated statements of operations and comprehensive loss, of stockholders’ equity (deficit) and of cash flows of Lithium Technology Corporation and its subsidiaries (development stage companies) for the year ended December 31, 2001 and for the period from February 12, 1999 (inception of development stage) to December 31, 2001 present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2001 and for the period from February 12, 1999 (inception of development stage) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s operating losses since inception and lack of adequate financing to fund its operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    PRICEWATERHOUSECOOPERS ACCOUNTANTS N.V.

The Hague, the Netherlands

April 11, 2003

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONSOLIDATED BALANCE SHEET

December 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$165,000
Accounts receivable	17,000
Inventories	114,000
Prepaid expenses and other current assets	744,000

Total current assets	1,040,000
Due from related parties	2,593,000
Property and equipment, net	4,875,000
Intangibles, net	7,958,000
Goodwill	1,965,000
Other assets	21,000

Total assets	$18,452,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,088,000
Accrued salaries	232,000
Notes payable	63,000
Current portion of long term debt	368,000
Payable to related party	497,000
Other current liabilities and accrued expenses	515,000

Total current liabilities	2,763,000
LONG-TERM DEBT, LESS CURRENT PORTION	28,407,000
CONVERTIBLE DEBT SECURITIES	5,537,000

Total liabilities	36,707,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Convertible Preferred stock, par value $.01 per share
Authorized, issued and outstanding—100,000 shares	1,000
Common stock, par value $.01 per share
Authorized—125,000,000 shares
Issued and outstanding—88,235,392 shares	882,000
Additional paid-in capital	9,839,000
Cumulative translation adjustments	(1,589,000)
Accumulated deficit	(200,000)
Deficit accumulated during development stage	(27,188,000)

Total stockholders’ deficit	(18,255,000)

Total liabilities and stockholders’ deficit	$18,452,000

See accompanying notes to consolidated financial statements

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years ended December 31, 2002 and 2001

And for the period from February 12, 1999 (inception of development stage) to December 31, 2002

	Year ended December 31,		Period from February 12, 1999 (inceptions of development stage) to December 31, 2002
	2002	2001
REVENUES
Development contracts and prototype sales	$121,000	$—	$121,000

COSTS AND EXPENSES
Engineering, research and development	2,683,000	2,149,000	9,128,000
General and administration	2,077,000	1,087,000	5,393,000
Depreciation and amortization	653,000	326,000	6,741,000
Intangibles expensed	3,700,000	—	3,700,000
Loss (gain) on sale of assets	43,000	—	43,000

	9,156,000	3,562,000	25,005,000
OTHER INCOME (EXPENSE)
Foreign government subsidies	1,112,000	410,000	1,522,000
Interest expense, net of interest income	(1,261,000)	(1,058,000)	(3,826,000)

	(149,000)	(648,000)	(2,304,000)

NET LOSS	$(9,184,000)	$(4,210,000)	$(27,188,000)

OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	(3,250,000)	694,000	(1,589,000)

COMPREHENSIVE LOSS	$(12,434,000)	$(3,516,000)	$(28,777,000)

Weighted average number of common shares outstanding:	132,855,455	111,340,524

Basic and diluted net loss per share:	$(0.07)	$(0.04)

See accompanying notes to consolidated financial statements

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from February 12, 1999 (inception of development stage) to December 31, 2002

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Translations Adjustments	Accumulated Deficit	Deficit Accumulated During Development Stage
	Shares	Amount	Shares	Amount
Balances at February 12, 1999	100,000	$1,000	—	$—	$19,000	$—	$(200,000)	$—
Foreign currency translation adjustments	—	—	—	—	—	478,000	—	—
Net loss (from Date of Inception)	—	—	—	—	—	—	—	(9,208,000)

Balances at December 31, 1999	100,000	1,000	—	—	19,000	478,000	(200,000)	(9,208,000)
Foreign currency translation adjustments	—	—	—	—	—	489,000	—	—
Net loss	—	—	—	—	—	—	—	(4,586,000)

Balances at December 31, 2000	100,000	1,000			19,000	967,000	(200,000)	(13,794,000)
Foreign currency translation adjustments	—	—	—	—	—	694,000	—	—
Capital contribution on asset transfer with Arch Hill affiliate	—	—	—	—	149,000	—	—	—
Net loss	—	—	—	—	—	—	—	(4,210,000)

Balances at December 31, 2001	100,000	1,000	—	—	168,000	1,661,000	(200,000)	(18,004,000)
Capital contribution by Arch Hill affiliate in lieu of debt repayment	—	—	—	—	1,585,000	—	—	—
Common stock deemed issued in Share Exchanges	—	—	64,303,305	643,000	6,410,000	—	—	—
Stock issued upon conversion of convertible notes	—	—	23,932,087	239,000	1,676,000	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(3,250,000)	—	—
Net loss	—	—	—	—	—	—	—	(9,184,000)

Balances at December 31, 2002	100,000	$1,000	88,235,392	$882,000	$9,839,000	$(1,589,000)	$(200,000)	$(27,188,000)

See accompanying notes to consolidated financial statements

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2002 and 2001

And for the period from February 12, 1999 (inception of development stage) to December 31, 2002

	Year ended December 31,		Period from February 12, 1999 (inception of development stage) to December 31, 2002
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,184,000)	$(4,210,000)	$(27,188,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	653,000	326,000	6,741,000
In-process research and development expensed	3,700,000	—	3,700,000
Loss on sale of assets	43,000	—	43,000
Non cash interest expense	906,000	837,000	2,243,000
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(17,000)	—	(17,000)
Inventories	(30,000)	49,000	(111,000)
Prepaid expenses and other current assets	198,000	(225,000)	(228,000)
Accounts payable and accrued expenses	512,000	(178,000)	1,196,000

Net cash used in operating activities	(3,219,000)	(3,401,000)	(13,621,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,031,000)	(622,000)	(3,101,000)
Investment in intangibles	(42,000)	(23,000)	(108,000)
Cash received in connection with Share Exchanges	20,000		20,000
Deposit on equipment	(100,000)	—	(100,000)
Proceeds from sale of assets	44,000	—	44,000

Net cash used in investing activities	(1,109,000)	(645,000)	(3,245,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of loans from financial institutions	(63,000)	(194,000)	(1,651,000)
Proceeds (repayments) of silent partnership loans	(63,000)	—	102,000
Proceeds from related party loans	3,164,000	4,323,000	17,471,000
Proceeds received from Non-convertible Promissory Notes from related party	1,088,000	—	1,088,000

Net cash provided by financing activities	4,126,000	4,129,000	17,010,000

Effect of exchange rate changes on cash	35,000	(14,000)	18,000

Net increase (decrease) in cash and cash equivalents	(167,000)	69,000	162,000
Cash and cash equivalents, beginning of period	332,000	263,000	3,000

Cash and cash equivalents, end of period	$165,000	$332,000	$165,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$53,000	$51,000	$220,000
Cash paid for taxes	$—	$—	$—
Conversion of convertible debt into common stock	$1,915,000	$—	$1,915,000
Captial contribution by affiliate of Arch Hill in lieu of debt payment	$1,585,000	$149,000	$1,734,000

See accompanying notes to consolidated financial statements

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION, BUSINESS OF THE COMPANY AND RECENT DEVELOPMENTS

Lithium Technology Corporation (“LTC”) closed share exchanges in which LTC acquired ownership of 100% of GAIA Holding B.V. (“GAIA Holding”) from Arch Hill Ventures, N.V., a private company limited by shares, incorporated under the laws of the Netherlands (“Arch Hill Ventures”), which is controlled by Arch Hill Capital N.V. (“Arch Hill”), a private company limited by shares, incorporated under the laws of the Netherlands (the “Share Exchanges”) (see Note 4).

Subsequent to the Share Exchanges, Arch Hill controls LTC. As a result, the Share Exchanges is accounted for as a reverse acquisition, whereby for financial reporting purposes, GAIA Holding is considered the acquiring company. Hence, the historical financial statements of GAIA Holding became the historical financial statements of the Company and include the results of operations of LTC only from the acquisition date.

GAIA Holding, a private limited liability company incorporated under the laws of the Netherlands, is the 100% beneficial owner of GAIA Akkumulatorenwerke GmbH (“GAIA”). GAIA Holding (formerly known as Hill Gate Investments B. V.) was incorporated in 1990 and only had limited operations until the acquisition of GAIA on February 12, 1999 (inception of development stage). GAIA is a private limited liability company incorporated under the laws of Germany. GAIA Holding’s ownership interest in GAIA is held through certain trust arrangements (see Note 2).

The date of inception of the Company’s development stage is February 12, 1999. Prior to inception of development stage activities, the Company incurred accumulated losses of $200,000, and these losses have been segregated from the Company’s deficit accumulated during the development stage in the accompanying consolidated financial statements.

The Company considers itself to have one operating segment. The Company is a development and pilot-line production stage company that develops large format lithium-ion rechargeable batteries to be used as a new power source for emerging applications in the automotive, stationary power, and national security markets.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

GAIA HOLDING DEEMED ACQUIRER OF LTC

The Share Exchanges between LTC and GAIA Holding have been accounted for as a reverse acquisition (see Notes 1 and 4). As a result, GAIA Holding is considered the acquiring company; hence, the historical consolidated financial statements of GAIA Holding became the historical financial statements of LTC and include the operating results of LTC only from the effective dates of the Share Exchanges.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that might be necessary should the Company be unable to operate in the normal course of business.

GAIA Holding is the beneficial owner of all of the issued and outstanding shares of GAIA. Legal ownership of the outstanding shares of GAIA are held pursuant to certain Dutch and German trust agreements by two Netherlands entities (the “Nominal Stockholders”) for the risk and account of GAIA Holding. Based on the Dutch and German trust agreements, the Nominal Stockholders are obligated to transfer the legal ownership of the shares in GAIA without any further payments to GAIA Holding. Pursuant to the trust agreements, GAIA Holding has the right to vote the shares of GAIA held by the Nominal Stockholders. The results of GAIA are included in the results of GAIA Holding as of the date of acquisition.

ESTIMATES AND UNCERTAINTIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, assumptions and methods used to estimate fair value of the Company’s financial instruments are made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.

The carrying amounts of cash and cash equivalents, accounts receivable net, accounts payable, accrued expenses and short-term notes payable approximate fair value due to the short-term nature of the instruments.

Long-term liabilities are comprised of the loans from financial institutions, related party loans and other long-term loans. The Company’s long-term loans from financial institutions and other long-term loans approximate fair value.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investment instruments purchased with a remaining maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories primarily include raw materials and auxiliary materials required for the production process. Inventories are valued at the lower of cost or net realizable value. The cost of inventories is determined by using the weighted average method. Cost elements included in inventories comprise all costs of purchase and other costs incurred to bring the inventories to their present location and condition.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and primarily consist of buildings, technical and lab equipment, furniture and office equipment and leasehold improvements. In the period assets are retired or otherwise disposed of, the costs and accumulated depreciation are removed from the accounts, and any gain or loss on disposal is included in results of operations. Property and equipment are depreciated using the straight-line method over their estimated useful lives as follows:

Buildings	25 years
Technical and laboratory equipment	7-10 years
Office equipment and other	1-5 years

INTANGIBLES

Intangibles consist of amounts capitalized by GAIA for patents, which are recorded at cost and are amortized using the straight-line method over their estimated useful lives of 13 to 17 years commencing upon final approval by the foreign regulatory body. Intangibles also include amounts relating to the core patented technology of LTC, as determined by an independent valuation, in connection with the allocation of the purchase price resulting from the Share Exchanges (see Note 4). These intangibles are being amortized using the straight-line method over their estimated useful lives of 12 years commencing October 4, 2002.

LONG-LIVED ASSETS

The Company periodically evaluates the carrying value of long-lived assets when events and circumstances indicate the carrying amounts may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows expected to result from the use and eventual disposition from such assets are less than the carrying value. If the sum of the expected cash flows (undiscounted and without finance charges) is less than the carrying amount of the asset, the Company recognizes an impairment loss on the asset. In that event, a loss is recognized for the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined by quoted market prices in active markets, if available, or by using the anticipated cash flows discounted at a rate commensurate with the risks involved.

GOODWILL

Goodwill represents the difference between the acquisition price and the fair value of the underlying net assets of LTC as determined by an independent valuation as of the dates of the Share Exchanges (see Note 4). Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires the discontinuance of amortization related to goodwill as of January 1, 2002. Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. If the carrying amount exceeds the fair value, goodwill is considered to be impaired. The Company will complete its annual impairment review on October 31. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the expected future cash flows.

INCOME TAXES

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

REVENUES

The Company performs certain research and development for other companies and sells prototypes to third parties. Revenue is recognized as services are rendered or products are delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured.

OTHER INCOME

The Company receives subsidies from foreign governmental agencies to reimburse the Company for certain research and development expenditures. Subsidies are recorded as other income.

FOREIGN CURRENCY TRANSLATION

The functional currency for foreign operations is the local currency. For these foreign entities, the Company translates assets and liabilities at end-of-period exchange rates. The Company records these translation adjustments in cumulative other comprehensive income (loss), a separate component of equity in the consolidated balance sheet. For revenues, expenses, gains and losses, the weighted average exchange rate for the period is used to translate those elements.

STOCK OPTIONS

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-based Compensation” (SFAS No. 123), the Company has elected to account for stock option grants to employees using the intrinsic value based method prescribed by APB Opinion No. 25.

In connection with the LTC / GAIA share exchanges (see Note 4), the Company has stock options post acquisition. All such options were fully vested at the acquisition and valued as part of the purchase price. If the Company had applied the fair value recognition provisions of SFAS No. 123, there would be no effect on net income and earnings per share.

NET LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share. The Company made such determination because: 1) Arch Hill, which controls the Company, has the ability to authorize the necessary shares for conversion; 2) the preferred shares have no significant preferential rights above the common shares; and 3) the preferred shares will automatically convert at a later date upon proper share authorization.

For the years ended December 31, 2002 and 2001, the Company’s potential common shares have an anti-dilutive effect on earnings per share and, therefore, have not been used in determining the total diluted weighted average number of shares outstanding. Potential common shares resulting from convertible promissory notes payable, stock options and warrants that would be used to determine diluted earnings per share for the years ended December 31, 2002 and 2001 were as follows:

	2002	2001
Convertible promissory notes	39,490,000	—
Stock options	3,175,000	—
Warrants	19,886,000	—

Total	62,551,000	—

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations (“SFAS 143”) which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are then capitalized as part of the carrying amount of the long-lived asset. SFAS 143 will be adopted by the Company effective January 1, 2003, and will not have a material impact on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB statement No.13, and Technical Corrections” (“SFAS 145”). This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and will be adopted effective January 1, 2003. Management does not expect the adoption of SFAS 145 to have a material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses accounting for restructuring and similar costs. SFAS 146 supercedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring expenses as well as the amount recognized. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective immediately. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of the initial recognition and measurement provisions of this interpretation to have a material effect on its financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Company does not believe it has any ownership in variable interest entities.

NOTE 3—OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT’S PLANS TO OVERCOME

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since its inception, the Company has incurred substantial operating losses and expects to incur additional operating losses over the next several years. Operations have been financed primarily through the use of proceeds from loans from Arch Hill and other related parties, loans from silent partners and bank borrowings secured by assets. Continuation of the Company’s operations in 2003 is dependent upon obtaining further financing from either Arch Hill or other related parties, continued bridge financing from Arch Hill and new equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANAGEMENT’S PLANS

The Company has worked closely with selected portable electronics Original Equipment Manufacturers (“OEM”) in the past, exploring various notebook computer, PDA and wireless handset applications. Over the past few years the Company has refocused its unique extrusion and assembly technology and market activities to concentrate on large format, high rate battery applications including advanced automotive batteries for 42-volt systems, Hybrid Electric Vehicles (“HEVs”) and energy storage devices for the stationary power market. The Company is currently working to commercialize a 42-volt automotive battery; one prototype was delivered to the European Astor Program in the third quarter of 2002 and a second prototype was delivered for independent testing in Europe in the fourth quarter of 2002. The Company has not yet delivered a prototype HEV, or stationary power battery for testing by a third party.

Management’s operating plan seeks to minimize the Company’s capital requirements, but commercialization of the Company’s battery technology will require substantial amounts of additional capital. The Company expects that technology development and operating and production expenses will increase significantly as it continues to advance its battery technology and develop products for commercial applications. The Company’s working capital and capital requirements will depend upon numerous factors, including, without limitation, the progress of the Company’s technology development program, technological advances, and the status of competitors.

The Company does not currently have sufficient cash to achieve all of its development and production objectives. In order to have sufficient resources for its development, production, operating and administration needs, the Company needs to raise approximately $10,000,000 in a new equity financing to fund the Company for approximately one year. The Company has not entered into any definite agreements relating to a new financing as of April 14, 2003.

There can be no assurance that funding will continue to be provided by Arch Hill in the amounts necessary to meet all of the Company’s obligations until closing of a new equity financing or that the Company will be able to consummate a new financing. If no financing from Arch Hill or external parties is consummated, the Company will access all available alternatives including a sale of its assets, the suspension of operations and possible liquidation, auction, bankruptcy, or other measures.

NOTE 4—REVERSE ACQUISITION—MERGER OF LITHIUM TECHNOLOGY CORPORATION AND GAIA HOLDING

On October 4, 2002, LTC closed a share exchange (the “First Share Exchange”) in which LTC acquired a 60% interest in GAIA Holding from Arch Hill Ventures in exchange for LTC’s issuance to Arch Hill Ventures of 60,000 shares of LTC’s Series A Preferred Stock convertible into 66,804,314 shares of LTC’s common stock. On December 13, 2002, LTC closed a second share exchange (the “Second Share Exchange”) in which Arch Hill Ventures transferred to LTC its remaining 40% of the outstanding shares of GAIA Holding, and LTC issued to Arch Hill Ventures 40,000 shares of its Series A Preferred Stock convertible into 44,536,210 shares of its common stock. GAIA Holding, a private limited liability company incorporated under the laws of the Netherlands, is the

100% beneficial owner of GAIA Akkumulatorenwerke GmbH (“GAIA”). GAIA is a private limited liability company incorporated under the laws of Germany.

Subsequent to the Share Exchanges, Arch Hill controls LTC. As a result, the Share Exchanges transaction is accounted for as a reverse acquisition, whereby for financial reporting purposes, GAIA Holding is considered the acquiring company. Hence, the historical financial statements of GAIA Holding became the historical financial statements of the Company and include the results of operations of LTC only from the acquisition date.

The Share Exchange was consummated pursuant to the terms of the Share Exchange Agreement that LTC entered into on June 7, 2002 with Hill Gate Capital N. V. (“Hill Gate”), which subsequently changed its name to Arch Hill Real Estate N. V. (“Arch Hill Real Estate”). On September 6, 2002, all of the outstanding shares of GAIA Holding and all of the rights and obligations of Arch Hill Real Estate under the Share Exchange Agreement were transferred to Arch Hill Ventures. Arch Hill controls Arch Hill Ventures and also is now the controlling stockholder of LTC.

The Share Exchanges between LTC and GAIA Holding have been accounted for as a reverse acquisition. The purchase price has been determined as a step acquisition, based on the fair market value of LTC’s outstanding shares at the dates of the share exchanges, with 84% of the outstanding shares deemed acquired in the First Exchange and 16% in the Second Exchange. There were 64,303,305 shares outstanding prior to the exchanges. The First Exchange was based on the LTC closing price ($0.11) as of October 4, 2002. The October 4, 2002 date was used because there were significant modifications made to the agreement through the date of closing on October 4, 2002. The value of the shares for the Second Exchange ($0.09) was based on the LTC closing price on December 5, 2002, the date upon which final terms to the Second Exchange were agreed to and announced.

The total purchase price of the Share Exchanges has been determined and allocated based upon independent valuation as follows:

Purchase Price:
First Exchange, 84% of 64,303,305 shares at $0.11 per share	$5,942,000
Second Exchange, 16% of 64,303,305 shares at $0.09 per share	926,000
Fair value of LTC options and warrants	133,000
Transaction costs incurred by GAIA Holding	52,000
Total Purchase Price	7,053,000
Assets acquired:
Cash	$20,000
Prepaid and other current assets	137,000
Property and equipment	315,000

Intangible assets—Patents	8,000,000
In-Process R&D (expensed)	3,700,000
Goodwill	1,965,000
Other assets	21,000
Liabilities assumed:
Accounts payable	475,000
Accrued salaries	201,000
Notes payable	65,000
Promissory notes converted	1,915,000
Convertible securities	4,449,000
Net assets acquired	$7,053,000

In-process research and development (IPR&D) costs acquired in the acquisition include projects associated with LTC’s automotive battery market of $3,300,000 and projects associated with LTC’s defense, medical, industrial and aerospace projects of $400,000. The Company has determined that the technological feasibility of this in-process technology has not yet been established and that the technology has no alternative future use and as such, the amounts have been expensed.

Also at closing of the share exchanges, Arch Hill converted $1,915,000 of promissory notes into 23,932,087 shares of LTC common stock under original terms of the promissory notes.

The following unaudited pro forma combined results of operations is provided for illustrative purposes only and assumes that the share exchanges had occurred as of the beginning of each of the periods presented. The following unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if this acquisition had actually occurred during those periods, nor of the results that the Company may experience in the future.

	Years ended December 31,
	2002	2001
Proforma operating revenues	$204,000	$22,000
Proforma net (loss)	(33,543,000)	(11,538,000)
Proforma (loss) per share	(0.17)	(0.06)

NOTE 5—COMMON CONTROL MERGER

On June 6, 2002 the Company acquired a 100% interest in Lithiontech B.V. from a related party Lithiontech Holding B.V., which is controlled by Arch Hill. Lithiontech B.V. has a 100% interest in Lithion Licensing B.V. and Dilo Trading AG. The financial statements of the Company report the results of operations of Lithiontech Holding B.V.

for all periods presented as if transfer of net assets had occurred at the beginning of the periods presented. Results of operations for all periods thus comprise those of the previously separate entities combined from the beginning of the periods to the date the transfer was completed and those of the combined operations from that date to December 31, 2002.

NOTE 6—RECEIVABLE FROM RELATED PARTY

The Company has a receivable on Tamarcho GmbH (‘Tamarcho’), a 100% owned subsidiary of Arch Hill, of $1,954,000 in principal. The receivable bears interest at 7% per annum. Tamarcho used the proceeds for investing in a silent partnership participation in GAIA for an equal amount (refer to Note 11) under identical terms. The receivable at December 31, 2002 includes accrued interest of $639,000. Under the existing agreement, the principal including accumulated interest is due on December 31, 2008.

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 is summarized as follows:

Land and buildings	$2,115,000
Technical and laboratory equipment	3,816,000
Asset under construction and equipment deposit	385,000
Office equipment and other	377,000

6,693,000
Less: Accumulated depreciation and amortization	(1,818,000)

$4,875,000

Assets under construction at December 31, 2002 included equipment being constructed that was not yet placed into service.

NOTE 8—INTANGIBLES

Intangibles at December 31, 2002 are summarized as follows:

Patents	$8,125,000
Less: Accumulated amortization	(167,000)

Total	$7,958,000

Intangibles consist primarily of amounts relating to the core patented technology of LTC, as determined by an independent valuation, in connection with the allocation of the excess purchase price resulting from the Share Exchanges (see Note 1 and Note 4). Intangibles also include patents held by GAIA Holding.

Estimated future amortization expense on intangible assets for the next five years at December 31, 2002 are as follows:

Years Ending December 31,
2003	$677,000
2004	$677,000
2005	$677,000
2006	$677,000
2007	$677,000

NOTE 9—NOTES PAYABLE

As of December 31, 2002, the Company was obligated under a note received for research and development funding. Principal balance remaining under the note is $63,000. The note is secured by the intellectual property rights and equipment developed from the funds provided by this agreement.

NOTE 10—CONVERTIBLE DEBT SECURITIES

Convertible debt securities are comprised of promissory notes held by an Arch Hill affiliate. The terms of the securities are such that they have no stated interest rate, no repayment terms and are not intended to be repaid by the Company in cash.

$3,949,000 of these promissory notes are convertible into 39,490,000 shares of LTC common stock and were acquired by Arch Hill from a third party.

Under a Bridge Loan Agreement, as amended, between LTC and Arch Hill, promissory notes issued to LTC on or after July 29, 2002 ($500,000 outstanding at October 4, 2002 and $1,588,000 outstanding at December 31, 2002) shall be convertible into equity securities based on the price per share of any new equity financing of the Company entered into after the closing of the First Share Exchange.

The Arch Hill Bridge Loan Agreement, as amended, does not contain a maximum of the amount of funding that may be advanced under such agreement. The amount of any additional notes provided will be related to the working capital advances made by Arch Hill to the Company and the length of time required by the Company to obtain new equity financing.

During the period January 1, 2003 to April 14, 2003, Arch Hill advanced $1,857,058 to the Company in connection with additional promissory notes provided by Arch Hill.

NOTE 11—LONG-TERM DEBT

Long-term debt at December 31, 2002 is summarized as follows:
Loans from financial institutions	1,934,000
Subordinated loans from related party	22,117,000
Silent partnership loans-related party	2,593,000
Silent partnership loans	2,131,000

$28,775,000
Less: Current maturities	(368,000)

$28,407,000

Long-term debt at December 31, 2002 is payable as follows:

2003	$368,000
2004	$202,000
2005	$205,000
2006	$209,000
2007	$213,000

LOANS FROM FINANCIAL INSTITUTIONS

The Company has two loans from financial institutions that are collateralized by (i) land and buildings in an amount up to $992,000 and (ii) machinery, equipment and patents in an amount of $2,119,000 as collateral for the mortgage loan. The loans bear interest between 5.75% and 6.75% per annum and are scheduled to be repaid by December 31, 2014.

SUBORDINATED LOANS FROM RELATED PARTY

The Company has received subordinated loans from Arch Hill Ventures N.V., a related party. The loans bear cumulative interest at 6% per annum. Under the contract terms, the loans can be called when the Company does not have any further accumulated deficit. The loans are subordinated to all other creditors of GAIA.

SILENT PARTNERSHIP LOANS—RELATED PARTY

Tamarcho GmbH, a 100% owned subsidiary of Arch Hill Ventures, has a silent partnership participation in GAIA amounting to $1,954,000 bearing interest at 7% per annum. The amount payable at December 31, 2002 includes accrued interest of $639,000. Under the existing agreement, the principal, including accrued interest, is due on December 31, 2008. This silent partnership is also entitled to receive a share in profits related to its contributions, which on a weighted average basis amounts to 5.4%. Such additional interest is only payable if the Company has earnings.

SILENT PARTNERSHIP LOANS

At December 31, 2002, three other parties have provided silent partnership loans to the Company in a total principal amount of $2,029,000 bearing interest at 6% per annum. In 2002, a loan of $63,000 including interest has been repaid to one of the silent partners at the option of the Company. The amount payable at December 31, 2002 includes $102,000 in accrued interest. Under the existing agreements, the principal amount is due on December 31, 2008. The silent partnership is also entitled to receive a share in profits related to its contributions of 12%. Such additional interest is only payable if the Company has earnings.

NOTE 12—INCOME TAXES

Dutch tax legislation does not permit a Dutch parent company and its foreign subsidiaries to file a consolidated Dutch tax return. Dutch resident companies are taxed on their worldwide income for corporate income tax purposes at a statutory rate of 35%. No further taxes are payable on this profit unless the profit is distributed. If certain conditions are met, income derived from foreign subsidiaries is tax exempt in the Netherlands under the rules of the Dutch “participation exemption”. However, certain costs such as acquisition costs and interest on loans related to foreign qualifying participation’s are not deductible for Dutch corporate income tax purposes, unless those costs are attributable to Dutch taxable income. When income derived by a Dutch company is subject to taxation in the Netherlands as well as in other countries, generally avoidance of double taxation can be obtained under the extensive Dutch tax treaty network or Dutch domestic law.

For subsidiaries, local commercial and tax legislation contains provisions that may imply more than one treatment for a transaction. Thus, management’s judgment of the companies’ business activities and transactions may not coincide with the interpretation of the tax authorities. In the event that a particular transaction is challenged by the tax authorities the subsidiaries may incur penalties and taxes on present and past transactions. Management believes that the financial statements adequately reflect the activities of the subsidiaries.

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of December 31, 2002 is as follows:

	Foreign	Domestic	Total
Tax loss carry forwards	$8,572,000	$11,786,000	$20,358,000
Net difference between the tax base and US GAAP book values	752,000	(3,368,000)	(2,616,000)

	9,324,000	8,418,000	17,742,000
Less: valuation allowance	(9,324,000)	(8,418,000)	(17,742,000)

	$—	$—	$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

At December 31, 2002, the Company had net operating loss carryforwards for United

States Federal income tax purposes of approximately $28,000,000 expiring in the years 2007 through 2018 and net operating loss carryforwards of approximately $23,000,000 for Pennsylvania state income tax purposes, expiring in the years 2006 through 2012.

Current tax law limits the use of net operating loss carryforwards after there has been a substantial change in ownership, as defined in Internal Revenue Code Section 382, during a three year period. Due to changes in ownership between 1993 and 1997, and the conversion of Senior Secured Convertible Notes in January 1999, and the Share Exchanges (see Note 4), there exists substantial risk that the Company’s use of net operating losses for United States and Pennsylvania tax purposes may be severely limited under the Internal Revenue Code.

NOTE 13—COMMITMENTS AND CONTINGENCIES

BUILDING LEASE—The Company leases a 12,400 square foot research facility and corporate headquarters in a freestanding building at 5115 Campus Drive in Plymouth Meeting, Pennsylvania pursuant to a Lease Agreement dated July 22, 1994, as amended, between PMP Whitemarsh Associates and the Company. The Company is currently leasing the facility under a one-year lease extension that ends on March 31, 2004. The annual rent under the lease is approximately $143,000 from April 1, 2003 to March 31, 2004.

CAR AND OTHER LEASES—The Company leases cars and other assets under operating leases. The monthly payments amount to $5,000 for an average remaining period of 2 years.

LITIGATION—The Company is involved in various disputes or claims arising in the normal course of business. In the opinion of management, an unfavorable outcome of the disputes will not have a material effect on the financial position or results of operation of the Company. Management intends to defend claims vigorously.

EMPLOYMENT AGREEMENTS—The Company has entered into an Employment Agreement with David J. Cade, for a period of three years commencing January 1, 2002 (the “Term”) pursuant to which Mr. Cade serves as the Company’s Chairman and Chief Executive Officer at a salary of $207,500 per year and effective with the closing of the Share Exchange on October 4, 2002 at $250,000 per year, subject to increase at the discretion of the Board of Directors. The Agreement provides that during each fiscal year, Mr. Cade will be eligible to receive a target bonus of up to 40% of his annual salary for such fiscal year with the exact amount of such bonus to be determined at the discretion of the Board of Directors or the applicable committee of the Board of Directors in accordance with performance thresholds for such fiscal year to be agreed upon prior to March 1 of the fiscal year to which the bonus and the performance thresholds relate. Mr. Cade’s Employment Agreement provides for certain severance payment benefits in the event his employment is terminated by the Company other than for cause and includes certain confidentiality, non-solicitation and non-competition provisions.

Dr. Franz Kruger was appointed President and Chief Operating Officer of the Company on November 26, 2002. Since September 1, 2002, the Company has paid Dr. Kruger a monthly consulting fee of $6,136. On April 14, 2003, the Company entered into a three year Employment Agreement with Dr. Kruger (Note 15). GAIA entered into a Consultancy Agreement with InnoventisConsulting GmbH (“Innoventis”) with respect to the services of Dr. Franz Kruger as the Chairman of Management of GAIA. Innoventis represent Dr. Kruger. The Consultancy Agreement has a four-year term from September 1, 2002 to August 31, 2006. Innoventis charges a monthly fee of EUR 23,000 for Dr. Kruger’s services. The agreement requires that Innoventis and Dr. Kruger maintain secrecy as to the confidential information of GAIA.

Mr. Ralf Tolksdorf was appointed Chief Financial Officer of the Company on November 18, 2002. Since September 1, 2002, the Company has paid Mr. Tolksdorf a monthly consulting fee of $10,500. On April 14, 2003, the Company entered into a three year Employment Agreement with Mr. Tolksdorf (Note 15). GAIA has entered into a Consultancy Agreement with Strategishe Management – und Risikoberatungs GmbH (“SMR”) with respect to the services of Ralf Tolksdorf as the Managing Director of Finances, Organization etc. of GAIA. SMR represents Mr. Tolksdorf. The Consultancy Agreement has a four-year term from September 1, 2002 to August 31, 2006. SMR charges a fee of EUR 14,500 for Mr. Tolksdorf services. The agreement requires that SMR and Mr. Tolksdorf maintain secrecy as to the confidential information of GAIA.

The Company has entered into an Employment Agreement with Andrew J. Manning, for a period of three years commencing January 1, 2002 (the “Term”), pursuant to which Dr. Manning serves as the Company’s Executive Vice President and Chief Technical Officer at a salary of $150,000 and effective with the closing of the Share Exchange on October 4, 2002 at $175,000 per year, subject to increase at the discretion of the Board of Directors. The Agreement provides that during each fiscal year, Dr. Manning will be eligible to receive a target bonus of up to 20% of his annual salary for such fiscal year with the exact amount of such bonus to be determined at the discretion of the Board of Directors or the applicable committee of the Board of Directors in accordance with performance thresholds for such fiscal year to be agreed upon prior to March 1 of the fiscal year to which the bonus and the performance thresholds relate. Dr. Manning’s employment agreement provides for certain severance payment benefits in the event his employment is terminated by the Company other than for cause and includes certain confidentiality, non-solicitation and non-competition provisions.

NOTE 14—STOCKHOLDERS’ EQUITY

PREFERRED STOCK

LTC is authorized to issue up to 100,000 shares of preferred stock. On October 4, 2002 and December 13, 2002, LTC issued a total of 100,000 shares of Series A Preferred Stock to Arch Hill Ventures in connection with the Share Exchange (see Note 4).

Each outstanding share of the Series A Preferred Stock is convertible at the option of the holder thereof into 1,113.40524 shares of LTC common stock at any time following the authorization and reservation of a sufficient number of shares of LTC common stock by all requisite action, including action by LTC’s Board of Directors and LTC’s shareholders, to provide for the conversion of all the outstanding shares of Series A Preferred Stock into shares of LTC common stock.

Each share of the Series A Preferred Stock will automatically be converted into 1,113.40524 shares of LTC common stock one year following the authorization and reservation of a sufficient number of shares of LTC common stock to provide for the conversion of all outstanding shares of LTC common stock. The shares of Series A Preferred stock held by Arch Hill Ventures are convertible, in the aggregate, into 111,340,524 shares of LTC common stock.

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

In addition to the voting rights provided above, as long as any shares of Series A Preferred Stock are outstanding, the affirmative vote or consent of the holders of two-thirds of the then outstanding shares of Series A Preferred Stock, voting as a separate class, will be required in order for LTC to:

(i)	amend, alter or repeal, whether by merger, consolidation or otherwise, the terms of the Series A Preferred Stock or any other provision of LTC’s Charter or Bylaws, in any way that adversely affects any of the powers, designations, preferences and relative, participating, optional and other special rights of the Series A Preferred Stock;

(ii)	issue any shares of capital ranking prior or superior to, or on parity with, the Series A Preferred Stock; or

(iii)	subdivide or otherwise change shares of Series A Preferred Stock into a different number of shares whether in a merger, consolidation, combination, recapitalization, reorganization or otherwise.

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

1994 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 1994 Stock Incentive Plan (the “1994 Stock Plan”) in February 1994. The 1994 Stock Plan terminates in February 2004, unless terminated earlier by the Board of Directors. A total of 5,333,334 shares of common stock were reserved and available for grants. Stock options permitting the holder to purchase a specified number of shares of common stock are to be granted at an exercise price not less than 100% of the fair value of such stock on the date of the grant; however, for any non-qualified Stock Option the option price per share of Common Stock, may alternatively, be fixed at any price deemed to be fair and reasonable, as of the date of grant. The stock options may be in the form of an incentive stock option or a non-qualified stock option. All options outstanding under the 1994 Stock Plan were 100% vested in February 2000. Vested options are exercisable for up to sixty months upon termination of the Grantees employment or association with LTC.

DIRECTORS STOCK OPTION PLAN

In August 1995, the Board of Directors of LTC adopted the Directors Stock Option Plan (the “Directors Plan”). The Directors Plan terminates in August 2005, unless terminated earlier by the Board of Directors. A total of 333,333 shares of LTC’s common stock are reserved and available for grant. Stock options permitting the holder to purchase a specified number of shares of common stock are to be granted at an exercise price equaling the then fair market value of the common stock on the date of the grant. All options outstanding under the Directors Plan were 100% vested in February 2000. Upon the termination of a participants association with LTC, options granted will remain exercisable for a period of three months or until the stated expiration of the stock option, if earlier.

1998 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 1998 Stock Incentive Plan (the “1998 Plan “) in December 1998. The 1998 Plan terminates in December 2008. A total of 3,000,000 shares of common stock are reserved and available for grant. The exercise price of an option granted under the 1998 Plan will not be less than the fair market value of LTC’s Common Stock on the date of grant; however, for any non-qualified Stock Option the option price per share of Common Stock, may alternatively, be fixed at any price deemed to be fair and reasonable, as of the date of grant. All options outstanding under the 1998 Plan were 100% vested in February 2000. Vested options are exercisable for up to sixty months upon termination of the Grantee’s employment or association with LTC.

2002 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 2002 Stock Incentive Plan (the “2002 Plan”) in January 2002. The 2002 Plan terminates in 2012. A total of 7,000,000 shares of common stock are reserved and available for grant. The exercise price of an option granted under the 2002 Plan will not be less than the fair market value of LTC’s Common Stock on the date of grant; however, for any non-qualified Stock Option the option price per share of Common Stock, may alternatively be fixed at any price deemed to be fair and reasonable, as of the date of the grant. Options granted that are not vested will be cancelled immediately upon termination of the grantee’s employment or association with LTC, except in certain situations such as retirement, death or disability. Vested options are exercisable for up to sixty months upon termination of the Grantee’s employment or association with LTC.

Options under the 1994 Stock Plan, the Directors Plan, the 1998 Plan and the 2002 Plan as of December 31 as summarized as follows:

	2002
	Options	Weighted Average Exercise Price
Outstanding, at acquisition on October 4, 2002	3,175,088	$0.25
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding, end of year	3,175,088	$0.25

Options exercisable, end of year	3,175,088	$0.25

The following table summarizes information about stock options outstanding at December 31, 2002:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
0.11	55,000	0.11	9.5 years	55,000	0.11
0.14	20,000	0.14	9.5 years	20,000	0.14
0.20	750,000	0.20	9 years	750,000	0.20
0.22	14,590	0.22	6 years	14,590	0.22
0.25	13,334	0.25	6 years	13,334	0.25
0.26	1,766,435	0.26	3 years	1,766,435	0.26
0.28	490,729	0.28	6 years	490,729	0.28
0.48	65,000	0.48	6 years	65,000	0.48

In addition to the stock options under plans of LTC, in 2001, the principal shareholder of GAIA Holding granted two executives the right to purchase 5% and 4.7%, respectively, interests in GAIA Holding. Such purchase options were provided at the current fair value of GAIA Holding and no compensation expense was recognized. As a result of the share exchange (see Note 4) the purchase right is now a right to purchase equivalent percentages of Arch Hill Ventures’ preferred stock holdings in LTC, or the Common stock equivalent as converted, when converted.

    WARRANTS

Warrants as of December 31 are summarized as follows:

	2002
	Warrants	Weighted Average Exercise Price
Outstanding, at acquisition	19,886,000	$0.15
Issued	0	—
Exercised	0	—
Expired	0	—

Outstanding, end of year	19,886,000	$0.15

Exercisable	19,686,000	$0.15

As compensation for services to GAIA in connection with the Share Exchange, on October 4, 2002, and December 13, 2002, the Company issued in a private transaction warrants to purchase 3,000,000 shares of LTC common stock at an exercise price of $0.185 per share. The warrants are immediately exercisable and have a five year term. The warrants had a value of $52,000 and were included in the purchase price (see Note 4).

The following table summarizes information about warrants outstanding at December 31, 2002:

Range of Exercise Price	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Warrants Exercisable	Weighted Average Exercise Price
$ 0.11	200,000	$0.11	5 years	0	$0.11
$ 0.15	4,186,000	$0.15	1 year	4,186,000	$0.15
$ 0.15	12,500,000	$0.15	1 year	12,500,000	$0.15
$0.185	3,000,000	$0.185	5 years	3,000,000	$0.185

NOTE 15—SUBSEQUENT EVENTS

During the period January 1, 2003 to April 14, 2003, Arch Hill advanced $1,857,058 to the Company.

Effective April 1, 2003, a 20% salary reduction was instituted for all personnel of LTC. This deferral is recoverable if the new equity financing occurs.

Effective April 14, 2003, the monthly fee charged by SMR for Mr. Tolksdorf’s services was increased to Euro 18,800.

On April 14, 2003, the Board of Directors approved an Employment Agreement with Dr. Franz Kruger, effective April 14, 2003, for a period of three years, pursuant to which Dr. Kruger serves as the Company’s President and Chief Operating Officer. The agreement provides for a salary of $97,300 per year to be paid by LTC. The agreement also provides that during each fiscal year, Dr. Kruger will be eligible to receive a target bonus of up to 40% of his annual salary.

On April 14, 2003, the Board of Directors approved an Employment Agreement with Mr. Ralf Tolksdorf, effective April 14, 2003, for a period of three years, pursuant to which Mr. Tolksdorf serves as the Company’s Chief Financial Officer. The agreement provides for a salary of $97,300 per year to be paid by LTC. The agreement also provides that during each fiscal year, Mr. Tolksdorf will be eligible to receive a target bonus of up to 30% of his annual salary.

On April 14, 2003, the Company and Arch Hill Capital amended the Arch Hill bridge financing agreement to provide that the entire principal balance and all other sums due and payable under any Promissory Note issued on or after January 1, 2003 shall be payable upon twelve months written demand by Arch Hill Capital. Notwithstanding the foregoing, at the option of Arch Hill Capital, the principal balance and all other sums due and payable under any Promissory Note issued on or after January 1, 2003 may be applied against the purchase price of equity securities being sold by the Company in any equity financing after the date of such note.

                                  Exhibit Index

  3.1    Restated Certificate of Incorporation +

  3.2    By-Laws +

 10.1    1994 Stock Incentive Plan, as amended (4)

 10.2    Directors Stock Option Plan (4)

 10.3    1998 Stock Incentive Plan (5)

 10.4    2002 Stock Incentive Plan (6)

 10.5    Form of Stock Option Agreement relating to LTC's 1994 Stock Incentive
         Plan, as amended (7)

 10.6    Omitted

 10.7    Form of Stock Option Agreement relating to LTC's Directors Stock Option
         Plan (7)

 10.8    Form of Stock Option Agreement relating to LTC's 1998 Stock Incentive
         Plan (5)

 10.9    Form of Incentive Stock Option Agreement relating to LTC's 2002 Stock
         Incentive Plan (6)

10.10    Form of Non-Qualified Incentive Stock Option Agreement relating to
         LTC's 2002 Stock Incentive Plan [For Employees] (6)

10.11    Form of Non-Qualified Incentive Stock Option Agreement relating to
         LTC's 2002 Stock Incentive Plan [For Consultants and Non-Employee
         Directors] (6)

10.12    Lease Agreement, dated July 22, 1994, between PMP Whitemarsh Associates and LTC and Addendum dated July 22, 1994 (7)

10.13    First Amendment to Lease, dated March 19, 2001, between PMP Whitemarsh
         Associates and LTC (9)

10.14    Second Amendment to Lease, dated March 21, 2003, between PMP Whitemarsh
         Associates and LTC+

10.15    Form of Warrant Amendment Agreement (2)

10.16    Form of Second Warrant Amendment Agreement (10)

10.17    Form of Third Warrant Amendment Agreement (6)

10.18    Employment Agreement, dated January 1, 2002, between David Cade and LTC
         (6)

10.19    Employment Agreement, dated January 1, 2002, between Andrew J. Manning and LTC (6)

10.20    Termination Agreement, dated as of December 31, 2001, between LTC and
         Ilion [Schedules and Exhibits omitted] (11)

10.21    Warrant Amendment Agreement, dated as of December 31, 2001, between LTC and Ilion (11)

10.22    License Agreement, dated as of December 31, 2001, from LTC to Ilion
         [Schedules omitted] (11)

10.23    License Agreement, dated as of December 31, 2001, from Ilion to LTC
         [Schedules omitted] (11)

10.24    Note Purchase and Sale Agreement, dated as of December 31, 2001, among
         Ilion, Arch Hill Capital and LTC [Schedules omitted] (11)

10.25    Interim Financing Letter Agreement, dated as of December 31, 2001, between LTC and Arch Hill Capital [Schedules and Exhibits omitted] (11)

10.26    Form of Convertible Promissory Note to be issued under the Interim
         Financing Letter Agreement between LTC and Arch Hill Capital (11)

10.27    Bridge Financing Amendment Agreement, dated as of March 20, 2002, between LTC and Arch Hill Capital (6)

10.28    Bridge Financing Amendment Agreement No. 2, dated as of May 30, 2002, between LTC and Arch Hill Capital (12)

10.29    Share Exchange Agreement, dated as of June 7, 2002, by and between LTC and Hill Gate Capital N.V. and Exhibits [Schedules Omitted] (12)

10.30    Bridge Financing Amendment Agreement No. 3, dated as of July 29, 2002, between LTC and Arch Hill Capital (13)

10.31    Option Agreement, dated as of October 4, 2002, by and between Arch Hill
         Ventures N.V., GAIA Holding, B.V. and Lithium Technology Corporation
         (13)

10.32    Agreement, dated October 4, 2002, by and between GAIA Holding B.V.,
         Arch Hill Ventures, N.V., Arch Hill Real Estate, N.V., Stichting
         Administratiekantoor GAIA and Lithium Technology Corporation (14)

10.33    Bridge Financing Amendment Agreement No. 4, dated as of

         October 4, 2002, between Lithium Technology Corporation and Arch Hill
         Capital N.V. (14)

10.34    Strategic Alliance Agreement, dated as of October 4, 2002, by and between Lithium Technology Corporation and GAIA Akkumulatorenwerke GmbH
         (14)

10.35    Form of Warrant, dated October 4, 2002, issued to principals of
         Colebrooke Capital, Inc (14)

10.36    Share Exchange Agreement, dated as of November 25, 2002, by and between
         LTC and Arch Hill Ventures, N.V. (15)

10.37    Form of Warrant, dated December 13, 2002, issued to principals of
         Colebrooke Capital, Inc. (16)

10.38    Consultancy Agreement, dated August 19, 2002, between GAIA
         Akkumulatorenwerke GmbH and InnoventisConsulting GmbH with respect to services of Dr. Franz Kruger +

10.39    Consultancy Agreement, dated August 19, 2002, between GAIA
         Akkumulatorenwerke GmbH and SMR Strategische Management - und
         Risikoberatungs GmbH with respect to services of R. Tolksdorf +

10.40    Federal Ministry of Education and Research (Germany), Grant
         Notification to GAIA, dated September 11, 2000, for the project
         "Collaborative project: Energy supply platform for autonomous microsystems - microsolar; subproject: battery technology"+

10.41    Federal Ministry of Economics and Technology (Germany), Grant
         Notification to GAIA, dated September 10, 2001, for the project "Future investment programme ZIP 2001; lithium-ionic-polymeric batteries for hybrid vehicles with an extremely low fuel consumption"+

10.42    Federal Ministry of Economics and Technology (Germany), Grant
         Notification to GAIA, dated July 31, 2002, for the project "Development of the lithium-ion polymeric accumulator design"+

10.43    Loan Contract No. 1101216000, dated June 24, 1998, between GAIA and
         Bank fur Kleine und Mittlere Unternehmen (Bank for Small and Mid-Sized
         Companies) Aktiengesellschaft+

10.44    Loan with initial fixed-rate interest, dated July 22, 1998, between
         GAIA and Kreissparkasse Nordhausen (Direct Savings Bank)+

10.45    Loan Contract and Agreement on Subordination, dated [illegible], between GAIA and Arch Hill Ventures N.V.+

10.46    Partnership Agreement, dated [illegible] between GAIA and Frankendael
         Participatiemaatschappij N.V.+

 10.47 Partnership Agreement, dated March 4, 1999, between GAIA and Tamarchco
       GmbH+

 10.48 Partnership Agreement, dated [illegible], between GAIA and Tamarchco
       GmbH+

 10.49 Partnership Agreement, dated [illegible], between GAIA and Tamarchco
       GmbH+

 10.50 Employment Agreement, dated April 14, 2003, between LTC and Franz Kruger+

 10.51 Employment Agreement, dated April 14, 2003, between LTC and Ralf
       Tolksdorf+

 10.52 Bridge Financing Amendment Agreement No. 5, dated as of April 14, 2003, between LTC and Arch Hill Capital+

 16.1  Letter from Deloitte & Touche, LLP regarding change of certifying accountant(17)

 21.1  List of Subsidiaries+

 23.1  Consent of PricewaterhouseCoopers LLP, Philadelphia, Pennsylvania+

 23.2  Consent of PricewaterhouseCoopers Accountants N.V., The Hague, The
       Netherlands+

 (1)   Omitted

 (2)   Incorporated herein by reference to LTC's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.

 (3)   Omitted

 (4)   Incorporated herein by reference to the exhibits contained in LTC's
       Information Statement Pursuant to Section 14(c) of the Securities
       Exchange Act of 1934, dated January 19, 1996.

 (5)   Incorporated herein by reference to LTC's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

 (6)   Incorporated herein by reference to LTC's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

 (7)   Incorporated herein by reference to LTC's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

 (8)   Omitted

 (9)   Incorporated herein by reference to LTC's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

(10)   Incorporated herein by reference to LTC's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.

(11)   Incorporated herein by reference to LTC's Current Report on Form 8-K, dated January 23, 2002.

(12)   Incorporated herein by reference to LTC's Current Report on Form 8-K, dated June 7, 2002.

(13)   Incorporated herein by reference to LTC's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

(14)   Incorporated herein by reference to LTC's Current Report on Form 8-K, dated October 4, 2002.

(15)   Incorporated herein by reference to LTC's Current Report on Form 8-K, dated November 25, 2002.

(16)   Incorporated herein by reference to LTC's Current Report on Form 8-KA, dated October 4, 2002.

(17)   Incorporated herein by reference to LTC's Current Report on Form 8-K, dated November 18, 2002.

   +   Exhibit filed herewith in this Report.