Form 10QSB
period 2003-03-31
LITHIUM TECHNOLOGY CORP
filed 2003-05-20
CIK 804154

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

Yes  ☒  No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 20, 2003: 88,235,392 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2003

INDEX

		PAGE

	PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets—March 31, 2003 and December 31, 2002	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss-Three Months Ended March 31, 2003 and 2002, and period from February 12, 1999 (inception of development stage) to March 31, 2003	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)—Three Months Ended March 31, 2003	5

	Condensed Consolidated Statements of Cash Flows—Three Months Ended March 31, 2003 and 2002, and period from February 12, 1999 (inception of development stage) to March 31, 2003	6

	Notes to Condensed Consolidated Financial Statements—March 31,2003	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	19

ITEM 3.	CONTROLS AND PROCEDURES	29

	PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	30

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	30

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	30

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30

ITEM 5.	OTHER INFORMATION	30

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	30

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	MARCH 31, 2003	DECEMBER 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,000	$165,000
Accounts receivable	19,000	17,000
Inventories	84,000	114,000
Related party receivable	107,000	—
Prepaid expenses and other current assets	354,000	744,000

Total current assets	595,000	1,040,000
Due from related parties	3,506,000	2,593,000
Property and equipment, net	5,007,000	4,875,000
Intangibles, net	7,812,000	7,958,000
Goodwill	1,965,000	1,965,000
Other assets	21,000	21,000

Total assets	$18,906,000	$18,452,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,152,000	$1,088,000
Accrued salaries	201,000	232,000
Notes payable	59,000	63,000
Current portion of long term debt	456,000	368,000
Payable to related party	556,000	497,000
Other current liabilities and accrued expenses	587,000	515,000

Total current liabilities	3,011,000	2,763,000
LONG-TERM DEBT, LESS CURRENT PORTION	30,648,000	28,407,000
CONVERTIBLE DEBT SECURITIES	7,035,000	5,537,000

Total liabilities	40,694,000	36,707,000

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ DEFICIT
Preferred stock, par value $.01 per share Authorized—100,000 shares Issued and outstanding—1,000 shares Series A Convertible Preferred Stock	—	—
Common stock, par value $.01 per share Authorized—125,000,000 shares Issued and outstanding—88,235,392 shares	882,000	882,000
Additional paid-in capital	9,840,000	9,840,000
Cumulative translation adjustments	(2,511,000)	(1,589,000)
Accumulated deficit	(200,000)	(200,000)
Deficit accumulated during development stage	(29,799,000)	(27,188,000)

Total stockholders’ deficit	(21,788,000)	(18,255,000)

Total liabilities and stockholders’ deficit	$18,906,000	$18,452,000

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31,
	2003	2002	2003
REVENUES
Development contracts and prototype sales	$112,000	$—	$233,000

COSTS AND EXPENSES
Engineering, research and development	1,054,000	362,000	10,182,000
General and administration	938,000	244,000	6,331,000
Depreciation and amortization	311,000	97,000	7,052,000
Intangibles expensed	—	—	3,700,000
Loss (gain) on sale of assets		—	43,000

	2,303,000	703,000	27,308,000
OTHER INCOME (EXPENSE)
Foreign government subsidies	1,000	8,000	1,523,000
Interest expense, net of interest income	(421,000)	(259,000)	(4,247,000)

	(420,000)	(251,000)	(2,724,000)

NET LOSS	$(2,611,000)	$(954,000)	$(29,799,000)

OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	(922,000)	485,000	(2,511,000)

COMPREHENSIVE LOSS	$(3,533,000)	$(469,000)	$(32,310,000)

Weighted average number of common shares outstanding:	199,575,916	111,340,504

Basic and diluted net loss per share:	$(0.01)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Convertible Preferred Stock*		Common Stock		Additional Paid-in Capital*	Cumulative Translations Adjustments	Accumu- lated Deficit	Deficit Accumu- lated During Development
	Shares	Amount	Shares	Amount
Balances at December 31, 2002	100,000	$—	88,235,392	$882,000	$9,840,000	$(1,589,000)	$(200,000)	$(27,188,000)
Foreign currency transaction adjustments						(922,000)
Net loss								$(2,611,000)

Balances at March 31, 2003	100,000	—	88,235,392	$882,000	$9,840,000	$(2,511,000)	$(200,000)	$(29,799,000)

*	Amounts have been adjusted to account for amendment to terms of the Series A Preferred Stock as described in Note 13.

See accompanying notes to condensed consolidated financial statements

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2003
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,611,000)	$(954,000)	$(29,799,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	311,000	97,000	7,052,000
In-process research and development expensed	—	—	3,700,000
Loss on sale of assets	—	—	43,000
Non cash interest expense	318,000	232,000	2,562,000
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(2,000)	(85,000)	(19,000)
Inventories	34,000	—	(77,000)
Prepaid expenses and other current assets	315,000	—	87,000
Accounts payable and accrued expenses	76,000	202,000	1,272,000

Net cash used in operating activities	(1,559,000)	(508,000)	(15,179,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(47,000)	(309,000)	(3,149,000)
Investment in intangibles	(17,000)	(9,000)	(125,000)
Cash received in connection with Share Exchanges	—	—	20,000
Deposit on equipment	(50,000)	—	(150,000)
Proceeds from sale of assets	—	—	44,000

Net cash used in investing activities	(114,000)	(318,000)	(3,360,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of loans from financial institutions	4,000	(65,000)	(1,647,000)
Proceeds (repayments) of silent partnership loans	(26,000)		75,000
Proceeds from related party loans	59,000	821,000	17,531,000
Proceeds received from Non-convertible Promissory Notes from related party	1,498,000	—	2,586,000

Net cash provided by financing activities	1,535,000	756,000	18,545,000

Effect of exchange rate changes on cash	4,000	(6,000)	(22,000)

Net increase (decrease) in cash and cash equivalents	(134,000)	(76,000)	28,000
Cash and cash equivalents, beginning of period	165,000	331,000	3,000

Cash and cash equivalents, end of period	$31,000	$225,000	$31,000

SUPPLEMENTAL CASH FLOW INFORMATION
Conversion of convertible debt into common stock	—	—	1,915,000
Capital contribution by affiliate of Arch Hill in lieu of debt payment	—	—	1,734,000

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2003

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2002. Operating results for three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any interim period.

NOTE 2—ORGANIZATION, BUSINESS OF THE COMPANY AND RECENT DEVELOPMENTS

Lithium Technology Corporation (“LTC”) closed share exchanges in which LTC acquired ownership of 100% of GAIA Holding B.V. (“GAIA Holding”) from Arch Hill Ventures, N.V., a private company limited by shares, incorporated under the laws of the Netherlands (“Arch Hill Ventures”), which is controlled by Arch Hill Capital N.V. (“Arch Hill Capital”), a private company limited by shares, incorporated under the laws of the Netherlands (the “Share Exchanges”) (see Note 5).

Subsequent to the Share Exchanges, Arch Hill Capital effectively controls LTC through its 73% beneficial ownership of LTC common stock. As a result, the Share Exchanges have been accounted for as a reverse acquisition, whereby for financial reporting purposes, GAIA Holding is considered the acquiring company. Hence, the historical financial statements of GAIA Holding became the historical financial statements of the Company and include the results of operations of LTC only from the acquisition date of October 4, 2002.

GAIA Holding, a private limited liability company incorporated under the laws of the Netherlands, is the 100% beneficial owner of GAIA Akkumulatorenwerke GmbH (“GAIA”). GAIA Holding (formerly known as Hill Gate Investments B. V.) was incorporated in 1990 and only had limited operations until the acquisition of GAIA on February 12, 1999 (inception of development stage). GAIA is a private limited liability company incorporated under the laws of Germany. GAIA Holding’s ownership interest in GAIA is held through certain trust arrangements (see Note 3).

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

LTC, GAIA Holding, GAIA and all subsidiaries of LTC, GAIA Holding and GAIA are collectively referred to herein as the “Company.”

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

GAIA HOLDING DEEMED ACQUIRER OF LTC

The Share Exchanges between LTC and GAIA Holding have been accounted for as a reverse acquisition (see Notes 2 and 5). As a result, GAIA Holding is considered the acquiring company; hence, the historical consolidated financial statements of GAIA Holding became the historical financial statements of LTC and include the operating results of LTC only from the effective dates of the Share Exchanges.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, including all subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Long-term liabilities are comprised of loans from financial institutions, related party loans and other long-term loans. The Company’s long-term loans from financial institutions and other long-term loans approximate fair value.

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

INTANGIBLES

Intangibles consist of amounts capitalized by GAIA for patents, which are recorded at cost and are amortized using the straight-line method over their estimated useful lives of 13 to 17 years commencing upon final approval by the foreign regulatory body. Intangibles also include amounts relating to the core patented technology of LTC, as determined by an independent valuation, in connection with the allocation of the purchase price resulting from the Share Exchanges (see Note 5). These intangibles are being amortized using the straight-line method over their estimated useful lives of 12 years commencing October 4, 2002.

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

GOODWILL

Goodwill represents the difference between the acquisition price and the fair value of the underlying net assets of LTC as determined by an independent valuation as of the dates of the Share Exchanges (see Note 5). Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires the discontinuance of amortization related to goodwill as of January 1, 2002. Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. If the carrying amount exceeds the fair value, goodwill is considered to be impaired. The Company will complete its annual impairment review on October 31. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the expected future cash flows.

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

In connection with the Share Exchanges (see Note 5), the Company has stock options post acquisition. All such options were fully vested at the acquisition and valued as part of the purchase price. If the Company had applied the fair value recognition provisions of SFAS No. 123, there would be no effect on net income and earnings per share.

NET LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share for the three months ended March 31, 2003 and 2002 was as follows:

	2003	2002
Series A Preferred Stock	$111,340,524	$111,340,524
Common Stock	88,235,392

	199,575,916	111,340,524

The Company made such determination because: 1) Arch Hill Capital, which controls the Company, has the ability to authorize the necessary shares for conversion; 2) the preferred shares have no significant preferential rights above the common shares; and 3) the preferred shares will automatically convert at a later date upon proper share authorization.

For the three months ended March 31, 2003 and 2002, the Company’s potential common shares have an anti-dilutive effect on earnings per share and, therefore, have not been used in determining the total diluted weighted average number of shares outstanding. Potential common shares resulting from convertible promissory notes payable, stock options and warrants that would be used to determine diluted earnings per share for the years ended March 31, 2003 and 2002 were as follows:

	2003	2002
Convertible promissory notes	$39,490,000	—
Stock options	3,175,000	—
Warrants	19,886,000	—

Total	$62,551,000	—

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

In April 2002, the FASB issued SFAS N0. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB statement No.13, and Technical Corrections” (“SFAS 145”). This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and will be adopted effective January 1, 2003. The adoption of SFAS 145 did not have a material impact on the Company’s consolidated financial statements.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective immediately. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions of this interpretation did not have a material effect on the Company’s financial position, results of operations or cash flows.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). This

interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Company does not have any ownership in variable interest entities.

NOTE 4—OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT’S PLANS TO OVERCOME

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since its inception, the Company has incurred substantial operating losses and expects to incur additional operating losses over the next several years. Operations have been financed primarily through the use of proceeds from loans from Arch Hill Capital and other related parties, loans from silent partners and bank borrowings secured by assets. Continuation of the Company’s operations is dependent upon obtaining further financing from either Arch Hill Capital or other related parties, continued bridge financing from Arch Hill Capital and new equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Effective April 1, 2003, a 20% salary reduction was implemented for all employees of LTC. The reduced salaries will be repaid by the Company if an equity financing of at least $8,000,000 in gross proceeds is closed by the Company by September 1, 2003 at which time the base salary level of each employee will be reinstituted to 100% of the base salary in effect on March 31, 2003.

The Company does not currently have sufficient cash to achieve all of its development and production objectives. In order to have sufficient resources for its development, production, operating and administration needs, the Company needs to raise approximately $10,000,000 in a new equity financing to fund the Company for approximately one year. The Company has not entered into any definite agreements relating to a new financing as of May 20, 2003.

There can be no assurance that funding will continue to be provided by Arch Hill Capital in the amounts necessary to meet all of the Company’s obligations until closing of a new equity financing or that the Company will be able to consummate a new financing. If no financing from Arch Hill Capital or external parties is consummated, the Company will access all available alternatives including a sale of its assets, the suspension of operations and possible liquidation, auction, bankruptcy, or other measures.

NOTE 5—REVERSE ACQUISITION—MERGER OF LITHIUM TECHNOLOGY CORPORATION AND GAIA HOLDING

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

The Share Exchanges were consummated pursuant to the terms of the Share Exchange Agreement that LTC entered into on June 7, 2002 with Hill Gate Capital N. V. (“Hill Gate”), which subsequently changed its name to Arch Hill Real Estate N. V. (“Arch Hill Real Estate”). On September 6, 2002, all of the outstanding shares of GAIA Holding and all of the rights and obligations of Arch Hill Real Estate under the Share Exchange Agreement were transferred to Arch Hill Ventures. Arch Hill Capital controls Arch Hill Ventures and also is now the controlling stockholder of LTC.

The Share Exchanges between LTC and GAIA Holding have been accounted for as a reverse acquisition. The purchase price has been determined as a step acquisition, based on the fair market value of LTC’s outstanding shares at the dates of the Share Exchanges, with 84% of the outstanding shares deemed acquired in the First Share Exchange and 16% in the Second Share Exchange. There were 64,303,305 shares outstanding prior to the Share Exchanges. The First Share Exchange was based on the LTC closing price ($0.11) as of October 4, 2002. The October 4, 2002 date was used because there were significant modifications made to the agreement through the date of closing on October 4, 2002. The value of the shares for the Second Share Exchange ($0.09) was based on the LTC closing price on December 5, 2002, the date upon which final terms to the Second Share Exchange were agreed to and announced.

The total purchase price of the Share Exchanges has been determined and allocated based upon independent valuation as follows:

Purchase Price:
First Exchange, 84% of 64,303,305 shares at $0.11 per share	$5,942,000
Second Exchange, 16% of 64,303,305 shares at $0.09 per share	926,000
Fair value of LTC options and warrants	133,000
Transaction costs incurred by GAIA Holding	52,000
Total Purchase Price	$7,053,000
Assets acquired:
Cash	$20,000
Prepaid and other current assets	137,000
Property and equipment	315,000
Intangible assets—Patents	8,000,000
In-Process R&D (expensed)	3,700,000
Goodwill	1,965,000
Other assets	21,000
Liabilities assumed:
Accounts payable	475,000
Accrued salaries	201,000
Notes payable	65,000
Promissory notes converted	1,915,000
Convertible securities	4,449,000
Net assets acquired	$7,053,000

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

Also at closing of the First Share Exchange, Arch Hill Capital converted $1,915,000 of promissory notes into 23,932,087 shares of LTC common stock under original terms of the promissory notes.

The following unaudited pro forma combined results of operations is provided for illustrative purposes only and assumes that the Share Exchanges had occurred as of the beginning of the period presented. The following unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if this acquisition had actually occurred during those periods, nor of the results that the Company may experience in the future.

March 31, 2002
Proforma operating revenues	$0
Proforma net (loss)	$(22,495,000)
Proforma (loss) per share	$(0.20)

NOTE 6—RECEIVABLE FROM RELATED PARTY

The Company has a receivable from Tamarchco GmbH (“Tamarchco”), a 100% owned subsidiary of Arch Hill Ventures, of $2,032,000 in principal. The receivable bears interest at 7% per annum. Tamarchco used the proceeds for investing in a silent partnership participation in GAIA for an equal amount (see Note 11) under identical terms. The receivable at March 31, 2003 includes accrued interest of $705,000. Under the existing agreement, the principal including accumulated interest is due on December 31, 2008.

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2003 and December 31, 2002 is summarized as follows:

	March 31,	December 31,
Land and buildings	$2,203,000	$2,115,000
Technical and laboratory equipment	3,986,000	3,816,000
Asset under construction and equipment deposit	446,000	385,000
Office equipment and other	406,000	377,000

	7,041,000	6,693,000
Less: Accumulated depreciation and amortization	(2,034,000)	(1,818,000)

	$5,007,000	$4,875,000

Assets under construction at March 31, 2003 includes equipment being constructed that has not yet been placed into service.

NOTE 8—INTANGIBLES

Intangibles at March 31, 2003 and December 31, 2002 are summarized as follows:

	March 31,	December 31,
Patents	$8,149,000	$8,125,000
Less: Accumulated amortization	(337,000)	(167,000)

Total	$7,812,000	$7,958,000

Intangibles consist primarily of amounts relating to the core patented technology of LTC, as determined by an independent valuation, in connection with the allocation of the excess purchase price resulting from the Share Exchanges (see Note 2 and Note 5). Intangibles also include patents held by GAIA Holding.

Estimated future amortization expense on intangible assets for the next five years at March 31, 2003 is $677,000 per year.

NOTE 9—NOTES PAYABLE

As of March 31, 2003, the Company has outstanding a note payable for research and development funding. The principal balance remaining under the note is $59,000. The note is secured by the intellectual property rights and equipment developed from the funds provided under the funding agreement.

NOTE 10—CONVERTIBLE DEBT SECURITIES

Convertible debt securities are comprised of promissory notes held by Arch Hill Capital. The terms of the securities are such that they have no stated interest rate, no repayment terms and are not intended to be repaid by the Company in cash.

$3,949,000 of these promissory notes are convertible into 39,490,000 shares of LTC common stock and were acquired by Arch Hill Capital from a third party. The remaining $3,086,000 of the promissory notes were issued under a Bridge Financing Agreement, as amended, between LTC and Arch Hill Capital.

Under the Bridge Financing Agreement, $1,588,000 of the promissory notes issued to LTC from July 29, 2002 to December 31, 2002 are convertible into equity securities based on the price per share of any new equity financing of the Company entered into after the closing of the First Share Exchange. The Bridge Financing Agreement, as amended, does not contain a maximum of the amount of funding that may be advanced under such agreement. The amount of any additional notes provided will be related to the working capital advances made by Arch Hill Capital to the Company and the length of time required by the Company to obtain new equity financing.

On April 14, 2003, the Company and Arch Hill Capital amended the Bridge Financing Agreement to provide that the entire principal balance and all other sums due and payable under any promissory note issued on or after January 1, 2003 shall be payable upon twelve months written demand by Arch Hill Capital. Notwithstanding the foregoing, at the option of Arch Hill Capital, the principal balance and all other sums due and payable under any promissory note issued on or after January 1, 2003 may be applied against the purchase price of equity securities being sold by the Company in any equity financing after the date of such note.

During the period January 1, 2003 to March 31, 2003, Arch Hill advanced $1,498,000 to the Company under the Bridge Loan Agreement. On April 14, 2003, the Company and Arch Hill Capital amended the Bridge Loan Agreement (see note 13).

NOTE 11—LONG-TERM DEBT

Long-term debt at March 31, 2003 and December 31, 2002 is summarized as follows:

	March 31,	December 31,
Loans from financial institutions	$2,035,000	$1,934,000
Subordinated loans from related party	24,133,000	22,117,000
Silent partnership loans-related party	2,737,000	2,593,000
Silent partnership loans – non-related parties	2,199,000	2,131,000

	$31,104,000	$28,775,000
Less: Current maturities	(456,000)	(368,000)

	$30,648,000	$28,407,000

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions that are collateralized by (i) land and buildings in an amount up to $992,000 and (ii) machinery, equipment and patents in an amount of $2,119,000 as collateral for the mortgage loan. The loans bear interest between 5.75% and 6.75% per annum and are due to be repaid by December 31, 2014.

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill Ventures, a related party. The loans bear cumulative interest at 6% per annum. Under the contract terms, the loans can be called when GAIA does not have any further accumulated deficit. The loans are subordinated to all other creditors of GAIA.

SILENT PARTNERSHIP LOANS—RELATED PARTY

Tamarchco GmbH (“Tamarchco”), a 100% owned subsidiary of Arch Hill Ventures, has provided three silent partnership loans to GAIA. The partnership loans consist of a $1,674,000 loan bearing interest at 7% per annum under the First Tamarchco Partnership Agreement, a $163,000 loan bearing interest at 6% per annum under the Second Tamarchco Partnership Agreement and a $195,000 loan bearing interest at 6% under the Third Tamarchco Partnership Agreement. GAIA is not required to pay the interest under the Second and Third Tamarchco Partnership Agreements until GAIA has generated an accumulated profit amounting to $4,184,000. The total amount payable to Tamarchco under the three Tamarchco Partnership Agreements at March 31, 2003 is $2,737,000 including accrued interest of $705,000.

Tamarchco is entitled to receive an annual 4% share in profits related to its contributions under the First Tamarchco Agreement and an annual 12% share in profits related to its contribution under the Second and Third Tamarchco Agreements. The 12% share in profits under the Second and Third Tamarchco Agreements are not payable until GAIA has generated an accumulated profit amounting to $4,184,000.

Each Tamarchco Partnership Agreement terminates in December 2008, unless terminated prior to such time for good cause as defined in the applicable Tamarchco Partnership Agreement. The principal, accrued and unpaid interest, and unpaid profits are due on the termination of the Tamarchco Partnership Agreements.

Management expects to convert the Second and Third Tamarchco Partnership Agreements into ordinary loans during the second quarter of 2003. In addition management expects to enter into an amendment of the First Tamarchco Partnership Agreement pursuant to which the profit sharing provisions will be eliminated.

SILENT PARTNERSHIP LOANS-NON-RELATED PARTIES

Two other parties have provided silent partnership loans to GAIA which remain outstanding at March 31, 2003. Frankendael Participatiemaatschappij N.V. (“Frankendael”) has provided a partnership loan of $457,000, which bears interest at 6% per annum. Technologie-Beteiligungs-Gesellschaft mbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan of $1,674,000, which bears interest at 6% per annum. GAIA is not required to pay the interest under the Frankendael Partnership Agreement until GAIA has generated an accumulated profit amounting to $4,184,000. The total amount payable to Frankendael and TBG under the Partnership Agreements at March 31, 2003 is $2,199,000, including $68,000 in accrued interest.

Frankendael and TBG are entitled to receive an annual 12% share in profits related to its contributions under the Frankendael Partnership Agreement and the TBG Partnership Agreement. The 12% share in profits under the Frankendael Partnership Agreement is not payable until GAIA has generated an accumulated profit amounting to $4,184,000. The TBG Partnership Agreement provides that should GAIA receive additional injections of capital in the course of further financing rounds, TBG shall adjust its profit sharing to the capital ratio applicable at such time. Management believes that based upon subsequent equity received by GAIA that the present profit sharing that TBG is entitled to under the Agreement is approximately 4.4%. Management further believes that it is unlikely that Frankendael or TBG will receive any profit sharing under the Partnership Agreement at any time in the near future.

From the start of the sixth year under the TBG Partnership Agreement, TBG is entitled to demand a non-recurrent remuneration of 30% of the amount invested plus 6% of the amount invested at the end of the period of participation for each year after the expiration of the fifth full year of participation under certain circumstances.

The Frankendael Partnership Agreement and the TBG Partnership Agreement each terminates in December 2008, unless terminated prior to such time for good cause as defined in the applicable partnership agreement.

The principal, accrued and unpaid interest, and unpaid profits are due on the termination of the Frankendael Partnership Agreement and the TBG Partnership Agreement.

NOTE 12—COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

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

CAR AND OTHER LEASES

The Company leases cars and other assets under operating leases. The monthly payments amount to $5,000 for an average remaining period of 2 years.

LITIGATION

The Company is involved in various disputes or claims arising in the normal course of business. In the opinion of management, an unfavorable outcome of the disputes will not have a material effect on the financial position, results of operation or cash flows of the Company. Management intends to defend claims vigorously.

AGREEMENTS WITH EXECUTIVE OFFICERS

The Company has entered into an Employment Agreement with David J. Cade, for a period of three years commencing January 1, 2002 (the “Term”) pursuant to which Mr. Cade serves as the Company’s Chairman and Chief Executive Officer at a salary of $250,000 per year as of October 4, 2002, the closing of the First Share Exchange, subject to increase at the discretion of the Board of Directors. The Agreement also provides that during each fiscal year, Mr. Cade will be eligible to receive a target bonus of up to 40% of his annual salary. Mr. Cade’s Employment Agreement provides for certain severance payment benefits in the event his employment is terminated by the Company other than for cause and includes certain confidentiality, non-solicitation and non-competition provisions.

Dr. Franz Kruger was appointed President and Chief Operating Officer of the Company on November 26, 2002. Since September 1, 2002, the Company has paid Dr. Kruger a monthly consulting fee of $6,136. On April 14, 2003, the Company entered into a three year Employment Agreement with Dr. Kruger (See Note 13). GAIA entered into a Consultancy Agreement with InnoventisConsulting GmbH (“Innoventis”) with respect to the services of Dr. Franz Kruger as the Chairman of Management of GAIA. Innoventis represent Dr. Kruger. The Consultancy Agreement has a four-year term from September 1, 2002 to August 31, 2006. Innoventis charges a monthly fee of EUR 23,000 for Dr. Kruger’s services. The agreement requires that Innoventis and Dr. Kruger maintain secrecy as to the confidential information of GAIA.

Mr. Ralf Tolksdorf was appointed Chief Financial Officer of the Company on November 18, 2002. Since September 1, 2002, the Company has paid Mr. Tolksdorf a monthly consulting fee of $10,500. On April 14, 2003, the Company entered into a three year Employment Agreement with Mr. Tolksdorf (See Note 13). GAIA has entered into a Consultancy Agreement with Strategishe Management – und Risikoberatungs GmbH (“SMR”) with respect to the services of Ralf Tolksdorf as the Managing Director of Finances, Organization and related matters of GAIA. SMR represents Mr. Tolksdorf. The Consultancy Agreement has a four-year term from September 1, 2002 to August 31, 2006. SMR charges a fee of EUR 14,500 for Mr. Tolksdorf services. The agreement requires that SMR and Mr. Tolksdorf maintain secrecy as to the confidential information of GAIA.

The Company has entered into an Employment Agreement with Andrew J. Manning, for a period of three years commencing January 1, 2002 (the “Term”), pursuant to which Dr. Manning serves as the Company’s Executive Vice President and Chief Technical Officer at a salary of $175,000 as of October 4, 2002, the closing of the First Share Exchange, subject to increase at the discretion of the Board of Directors. The Agreement provides that during each fiscal year, Dr. Manning will be eligible to receive a target bonus of up to 20% of his annual salary. Dr. Manning’s employment agreement provides for certain severance payment benefits in the event his employment is terminated by the Company other than for cause and includes certain confidentiality, non-solicitation and non-competition provisions.

NOTE 13—SUBSEQUENT EVENTS

Effective April 1, 2003, a 20% salary reduction was implemented for all employees of LTC. The reduced salary will be repaid by the Company if an equity financing of at least $8,000,000 in gross proceeds is closed by the Company by September 1, 2003 at which time the base salary level of each employee will be reinstituted to 100% of the base salary in effect on March 31, 2003.

Effective April 14, 2003, the monthly fee charged by SMR for Mr. Tolksdorf’s services was increased to Euro 18,800 (See Note 12).

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

The Company does not currently have enough shares of common stock authorized to issue shares upon the conversion of all of its outstanding convertible securities or to issue in a new financing. On May 1, 2003, the Board of Directors and holders of a majority of the Company’s voting stock approved a reverse stock split in an exchange ratio to be determined by the Company’s Board of Directors ranging from one-for-ten to one-for-twenty. The Company believes that the reverse stock split will make its capital structure more attractive to investors. The shares available for issuance after the reverse stock split will be sufficient to make available that number of shares of common stock as will be required for any securities to be issued as part of a new financing, for conversion of all outstanding convertible securities and for future issuance. On May 7, 2003, the Company filed a Preliminary Information Statement with the Securities and Exchange Commission relating to the reverse stock split. The Board may establish the exchange ratio at any time prior to December 31, 2003. The Board may consider a variety of factors in determining the final exchange ratio including, but not limited to, overall trends in the stock market, recent changes and anticipated trends in the market price per share of the Company’s common stock, business and transactional developments, and the Company’s actual and projected financial performance.

Effective May 9, 2003, the Company and Arch Hill Ventures amended the terms of the Series A Preferred Stock outstanding and reduced the number of authorized shares of Series A Preferred Stock from 100,000 to 1,000 shares with each share convertible into 111,340.524 shares of common stock and holding 111,341 votes per share. As a result of the amendment, Arch Hill Ventures holds 1,000 shares of Series A Preferred Stock with the right to an aggregate of 111,341,000 votes, convertible into 111,340,524 shares of common stock, the same number of votes and conversion shares held prior to the amendment.

During the period April 1, 2003 to May 20, 2003, Arch Hill Capital advanced $940,000 to the Company under the Bridge Loan Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

The Company is a development and pilot-line production stage company that develops large format lithium-ion rechargeable batteries to be used as a new power source for emerging applications in the national security, stationary power and transportation markets.

In October and December, 2002, LTC entered into Share Exchanges in which LTC acquired a 100% interest in GAIA through LTC’s acquisition of 100% of the outstanding shares of GAIA Holding from Arch Hill Ventures in exchange for LTC’s issuance to Arch Hill Ventures of 100,000 shares of LTC Series A Preferred Stock convertible into 111,340,524 shares of LTC common stock. GAIA Holding, a private limited liability company incorporated under the laws of the Netherlands, is the 100% beneficial owner of GAIA. Arch Hill Capital, a private company limited by shares, incorporated under the laws of the Netherlands, controls Arch Hill Ventures.

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

Arch Hill Capital beneficially owns 174,762,611 shares of LTC common stock constituting approximately 73.10% of the Company common stock on an as-converted basis. Arch Hill Capital has indicated that it intends to convert the convertible notes and a Series A Preferred Stock that it beneficially owns once the Company has enough shares of common stock authorized for issuance to all convertible security holders. Arch Hill Capital is a controlling stockholder and is able to control the outcome of most matters submitted to the Company stockholders for approval, including the election of directors, any amendments to the Certificate of Incorporation or a merger, sale of assets or other significant transaction without the approval of other Company stockholders. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in the Company. As a result, Arch Hill Capital has an effective veto power over corporate transactions by LTC, GAIA Holding or GAIA which management or non-control stockholders of such entities might desire.

Since inception, the Company has incurred substantial operating losses and expects to incur substantial additional operating losses over the next several years. As of March 31, 2003, the Company had an accumulated deficit during development stage of $29.8 million. Operations have been financed primarily through the use of proceeds from loans from shareholders, other related parties, loans from silent parties and bank borrowings secured by assets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

During the three months ended March 31, 2003, revenues from development contracts and prototype sales were $112,000. There were no revenues from development contracts or prototype sales for the three months ended March 31, 2002. The revenues in the three months ended March 31, 2003 resulted from increased technology and marketing activities in large high rate battery applications which resulted in prototype and development contracts.

Engineering, research and development expenses in the three months ended March 31, 2003 increased $692,000 or 191% to $1,054,000 from $362,000 in the three months ended March 31, 2002. These increases resulted primarily from advancement of the Company’s technology in large high rate battery applications and the inclusion of the engineering, research and development expenses of LTC. The Company expects engineering, research and development expenses to increase slightly during the remaining quarter throughout 2003 as compared to the first quarter of 2003.

General and administrative expenses in the three months ended March 31, 2003 increased $694,000 or 284% to $938,000 from $244,000 in the three months ended March 31, 2002. This increase was primarily due to the inclusion of the general and administrative expenses of LTC during the period ended March 31, 2003, as well as increased legal, accounting and other expenses related to the preparation of GAIA Holding financial statements in accordance with U.S. GAAP, preparation of the Company’s SEC filings and increased travel expenses.

Depreciation and amortization for the three months ended March 31, 2003 increased $214,000 or 221% to $311,000 from $97,000 in the three months ended March 31, 2002. The increase was primarily due to $167,000 of amortization on intangible assets acquired in the Share Exchanges as well as additional depreciation on LTC fixed assets acquired in the Share Exchanges and other capital expenditures after March 31, 2002.

Income from foreign government subsidies in the three months ended March 31, 2003 decreased $7,000 or 88% to $1,000 from $8,000 in the three months ended March 31, 2002 due to a decrease in the number of contracts.

Interest expense, net of interest income, for the three months ended March 31, 2003 increased $162,000 or 63% to $421,000 from $259,000 in the three months ended March 31, 2002. Interest expense increased as a result of increased shareholder loans and bank loans during fiscal 2002.

There was a net loss of $2,611,000 or $.01 per share for the three months ended March 31, 2003 as compared to a net loss of $954,000 or $.01 per share for the three months ended March 31, 2002. The increase in the net loss was primarily related to costs and expenses related to the Share Exchanges and losses of LTC after the Share Exchanges.

Since inception, the Company has incurred substantial operating losses and expects to incur substantial additional operating losses over the next several years. As of March 31, 2003, the Company’s accumulated deficit was $29,799,000.

LIQUIDITY AND FINANCIAL CONDITION

The Company has financed its operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent parties and bank borrowings secured by assets.

Arch Hill Capital entered into a Bridge Financing Agreement with LTC as of January 8, 2002, as amended from time to time. Effective October 4, 2002, LTC and Arch Hill Capital amended the Bridge Financing Agreement to provide that any promissory notes issued on or after July 29, 2002 would be applied against the purchase price of equity securities being sold by LTC in any equity financing after the closing of the First Share Exchange and that any promissory note issued prior to July 29, 2002 would be converted into common stock as of the closing of the First Share Exchange.

On October 4, 2002, $1,914,567 in principal of outstanding promissory notes issued by LTC to Arch Hill Capital prior to July 29, 2002 were converted, at $.08 per share, into 23,932,087 shares of LTC common stock. $1,588,000 in principal of convertible promissory notes were issued from July 29, 2002 through December 31, 2002 and currently remain outstanding. The amounts due under the notes issued from July 29, 2002 through December 31, 2002 are not repayable in cash but are to be applied against the purchase price of any equity securities sold by the Company in any equity financing after the issuance of the notes.

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

From January 1, 2003 through March 31, 2003, $1,498,000 in principal of promissory notes were issued under the Bridge Financing Agreement. From April 1, 2003 through May 20, 2003, an additional $940,000 in principal of promissory notes were issued under the Bridge Financing Agreement.

The Bridge Financing Agreement, as amended, does not contain a maximum of the amount of funding that may be advanced under such agreement. Accordingly, there is no maximum amount of notes that may be issued to Arch Hill Capital. The amount of notes will be related to the working capital advances made by Arch Hill Capital to the Company and the length of time until new equity financing is completed.

Arch Hill Ventures has entered into a bridge financing agreement with GAIA. As of March 31, 2003, advances from Arch Hill Ventures to GAIA under this agreement were $24,133,000.

At March 31, 2003, cash and cash equivalents were $31,000, total current assets were $595,000, total current liabilities were $3,011,000 and long-term liabilities were $30,648,000. As of March 31, 2003, the Company’s working capital deficit was $2,416,000. The Company expects to incur substantial operating losses as it continues its commercialization efforts.

At March 31, 2003, assets included $3,506,000 due from related parties, property and equipment, net, of $5,007,000, net intangibles of $7,812,000, goodwill of $1,965,000 and other assets of $21,000.

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

The Company has not entered into any definitive agreements relating to a new financing as of May 20, 2003 and no assurance can be given that any financing will be consummated.

The Company expects that Arch Hill Capital will continue to provide bridge financing to LTC as needed until a new equity financing transaction is completed although Arch Hill Capital has not entered into a formal agreement to continue to provide such bridge financing. There can be no assurance that funding will continue to be provided by Arch Hill Capital in the amounts necessary to meet all the Company’s obligations until the closing of a new financing or that the Company will be able to consummate a new financing.

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

The Company does not currently have sufficient cash to achieve all of its development and production objectives. In order to have sufficient resources for its development, production, operating and administration needs, the Company needs to raise approximately $10,000,000 in a new equity financing to fund the Company for at least one year. The Company has not entered into any definite agreements relating to a new financing as of May 20, 2003. There can be no assurance that funding will continue to be provided by Arch Hill Capital in the amounts necessary to meet all of the Company’s obligations until closing of a new equity financing or that the Company will be able to consummate a new financing. If no financing from Arch Hill Capital or external parties is consummated, the Company will access all available alternatives including a sale of its assets, the suspension of operations and possible liquidation, auction, bankruptcy, or other measures.

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

In April 2002, the FASB issued SFAS N0. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB statement No.13, and Technical Corrections” (“SFAS 145”). This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and will be adopted effective January 1, 2003. The adoption of SFAS 145 did not have a material impact on the Company’s consolidated financial statements.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective immediately. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions of this interpretation did not have a material effect on the Company’s financial position, results of operations or cash flows.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Company does not have any ownership in variable interest entities.

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

Forward-looking statements are based on management’s current views and assumptions and involve known and unknown risks that could cause actual results, performance or events to differ materially from those expressed or implied in those statements. These risks include, but are not limited to, the risks set forth in the Company’s Form 10-KSB for the year ended December 31, 2002 and the following risks:

FINANCIAL CONDITION RISKS

■ THE COMPANY HAS SUBSTANTIAL INDEBTEDNESS AND IS HIGHLY LEVERAGED. At March 31, 2003, the Company had total consolidated long-term indebtedness of approximately $31.1 million, less current portion of approximately $456,000, and a stockholders’ deficiency of approximately $21.8 million. The Company also had at March 31, 2003 current liabilities of approximately $3.0 million (including approximately $1.1 million of accounts payable). The level of the Company’s indebtedness and related debt service requirements could negatively impact our ability to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. A substantial portion of our future cash flow from operations, if any, may be dedicated to the payment of our indebtedness. The Company’s high leverage may also limit our flexibility to react to changes in business and may place us at a competitive disadvantage to less highly leveraged competitors. In addition, creditors who remain unpaid may initiate collection proceedings, which could hamper our operations due to our short term cash needs or the effect on our assets subject to debt.

■ THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND HAS BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses of approximately $29.8 million from February 12, 1999 (inception of development date) to March 31, 2003, including approximately $2.6 million of net loss in the three months ended March 31, 2003. We expect to incur substantial additional operating losses in the future. The Company has a total accumulated deficit during development stage of approximately $29.8 million. During the three months ended March 31, 2003, the Company generated revenues from development contracts in the amounts of $112,000. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

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

■ WE CANNOT GUARANTEE THE PROTECTION OF OUR TECHNOLOGY OR PREVENT THE DEVELOPMENT OF SIMILAR TECHNOLOGY BY OUR COMPETITORS.Our success depends on the knowledge, ability, experience and technological expertise of our employees rather than on the legal protection of our patents and other proprietary rights. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to our products and manufacturing processes. We cannot guarantee the adequacy of protection these claims afford, or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technology. We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements, with our employees and consultants. We cannot guarantee the adequacy of protection these contractual measures afford.

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

■ ARCH HILL CAPITAL IS A CONTROLLING STOCKHOLDER OF LTC AND IS THEREFORE ABLE TO CONTROL THE MANAGEMENT AND POLICIES OF LTC. Arch Hill Capital can also control the outcome of all matters submitted to our stockholders for approval, without the approval of our other stockholders. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in us. Arch Hill Capital can control the vote with respect to the election of all of the directors, amendments to the Certificates of Incorporation or any merger, sale of assets or other significant transactions by any of us, GAIA Holding or GAIA. Accordingly, Arch Hill Capital has an effective veto power over the management and operations of, and corporate transactions by, us, GAIA Holding or GAIA.

ITEM 3. CONTROLS AND PROCEDURES

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) The following Exhibits are filed as part of this Report or incorporated herein by reference:

3.3	Amended Certificate of Designation

10.12	Lease Agreement, dated July 22, 1994, between PMP Whitemarsh Associates and LTC and Addendum dated July 22, 1994

10.14	Second Amendment to Lease, dated March 21, 2003, between PMP Whitemarsh Associates and LTC(1)

10.50	Employment Agreement, dated April 14, 2003, between LTC and Franz Kruger(1)

10.51	Employment Agreement, dated April 14, 2003, between LTC and Ralf Tolksdorf(1)

10.52	Bridge Financing Agreement No. 5, dated as of April 14, 2003, between LTC and Arch Hill Capital(1)

10.53	Amendment to Consultancy Agreement, dated April 14, 2003, between GAIA Akkumulatorenwerke GmbH and SMR Strategische Management – und Riskoberatungs GmbH with respect to services of Ralf Tolksdorf.

10.54	Partnership Agreement dated August 21, 1998 between GAIA Akkumulatorenwerke GmbH and Technologie-Beteiligungs-Gesellschaft mbH der Deutschen Ausgleichsbank.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Form 8-K Reports during the Quarter Ended March 31, 2003:

None.

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2003	LITHIUM TECHNOLOGY CORPORATION

	By:	/s/ DAVID J. CADE
David J. Cade, Chairman and Chief Executive
Officer (Principal Executive Officer)

	By:	/s/ RALF TOLKSDORF
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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ DAVID J. CADE
David J. Cade
Chairman and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Lithium Technology Corporation and will be retained by Lithium Technology Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

I, Ralf Tolksdorf, certify that:

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ RALF TOLKSDORF
Ralf Tolksdorf
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Lithium Technology Corporation and will be retained by Lithium Technology Corporation and furnished to the Secuirites and Exchange Commission or its staff upon request

EXHIBIT INDEX

3.3	Amended Certificate of Designation

10.12	Lease Agreement, dated July 22, 1994, between PMP Whitemarsh Associates and LTC and Addendum dated July 22, 1994

10.14	Second Amendment to Lease, dated March 21, 2003, between PMP Whitemarsh Associates and LTC(1)

10.50	Employment Agreement, dated April 14, 2003, between LTC and Franz Kruger(1)

10.51	Employment Agreement, dated April 14, 2003, between LTC and Ralf Tolksdorf(1)

10.52	Bridge Financing Agreement No. 5, dated as of April 14, 2003, between LTC and Arch Hill Capital(1)

10.53	Amendment to Consultancy Agreement, dated April 14, 2003, between GAIA Akkumulatorenwerke GmbH and SMR Strategische Management – und Riskoberatungs GmbH with respect to services of Ralf Tolksdorf.

10.54	Partnership Agreement dated August 21, 1998 between GAIA Akkumulatorenwerke GmbH and Technologie-Beteiligungs-Gesellschaft mbH der Deutschen Ausgleichsbank.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Form 8-K Reports during the Quarter Ended March 31, 2003:

None.

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.