Form 10QSB
period 2003-06-30
LITHIUM TECHNOLOGY CORP
filed 2003-08-19
CIK 804154

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 15, 2003: 4,411,459 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2003

INDEX

		PAGE

	PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets—June 30, 2003 and December 31, 2002	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss—Three and Six Months Ended June 30, 2003 and 2002, and period from February 12, 1999 (inception of development stage) to June 30, 2003	2

	Condensed Consolidated Statements of Cash Flows—Six Months Ended June 30, 2003 and 2002, and period from February 12, 1999 (inception of development stage) to June 30, 2003	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)—Six Months Ended June 30, 2003	4

	Notes to Condensed Consolidated Financial Statements—June 30, 2003	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	18

ITEM 3.	CONTROLS AND PROCEDURES	30

	PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	31

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	31

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	31

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31

ITEM 5.	OTHER INFORMATION	32

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	32

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,000	$165,000
Accounts receivable	11,000	17,000
Inventories	144,000	114,000
Related party receivable	114,000	103,000
Prepaid expenses and other current assets	357,000	641,000

Total current assets	696,000	1,040,000
Due from related parties	2,930,000	2,593,000
Property and equipment, net	5,184,000	4,875,000
Intangibles, net	9,489,000	9,923,000
Other assets	21,000	21,000

Total assets	$18,320,000	$18,452,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,201,000	$1,088,000
Accrued salaries	431,000	232,000
Notes payable	55,000	63,000
Current portion of long term debt	574,000	368,000
Payable to related party	692,000	497,000
Other current liabilities and accrued expenses	297,000	514,000

Total current liabilities	3,250,000	2,762,000
LONG-TERM LIABILITIES, LESS CURRENT PORTION	31,908,000	28,407,000
CONVERTIBLE DEBT SECURITIES	8,703,000	5,537,000

Total liabilities	43,861,000	36,706,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, par value $.01 per share, Authorized—100,000 shares; Issued and outstanding 1,000 shares Series A Convertible Preferred Stock	—	—
Common stock, par value $.01 per share, Authorized—125,000,000 shares; Issued and outstanding 4,411,770 shares	44,000	44,000
Additional paid-in capital	10,679,000	10,679,000
Cumulative translation adjustments	(3,831,000)	(1,589,000)
Accumulated deficit	(200,000)	(200,000)
Deficit accumulated during development stage	(32,233,000)	(27,188,000)

Total stockholders’ deficit	(25,541,000)	(18,254,000)

Total liabilities and stockholders’ deficit	$18,320,000	$18,452,000

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30,
	2003	2002	2003	2002	2003
REVENUES
Development contracts and prototype sales	$47,000	$20,000	$159,000	$20,000	$280,000

COSTS AND EXPENSES
Engineering, research and development	1,090,000	486,000	2,145,000	847,000	11,273,000
General and administrative	906,000	420,000	1,843,000	664,000	7,236,000
Depreciation and amortization	443,000	103,000	755,000	200,000	7,496,000
Intangibles expensed	—	—	—	—	3,700,000
Loss (gain) on sale of assets	(16,000)	12,000	(16,000)	12,000	27,000

	2,423,000	1,021,000	4,727,000	1,723,000	29,732,000
OTHER INCOME (EXPENSE)
Foreign government subsidies	405,000	299,000	406,000	307,000	1,928,000
Interest expense, net of interest income	(462,000)	(294,000)	(883,000)	(552,000)	(4,709,000)

	(57,000)	5,000	(477,000)	(245,000)	(2,781,000)

NET LOSS	$(2,433,000)	$(996,000)	$(5,045,000)	$(1,948,000)	$(32,233,000)

OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	(1,320,000)	(2,488,000)	(2,242,000)	(2,003,000)	(3,831,000)

COMPREHENSIVE LOSS	$(3,753,000)	$(3,484,000)	$(7,287,000)	$(3,951,000)	$(36,064,000)

Weighted average number of common shares outstanding:	9,978,797	5,567,027	9,978,797	5,567,027

Basic and diluted net loss per share:	$(0.24)	$(0.18)	$(0.51)	$(0.35)

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2003
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,045,000)	$(1,948,000)	$(32,233,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	755,000	200,000	7,496,000
In-process research and development expensed	—	—	3,700,000
Loss (gain) on sale of assets	(16,000)	12,000	27,000
Non cash interest expense	769,000	449,000	3,012,000
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	6,000	—	(11,000)
Inventories	(18,000)	—	(129,000)
Prepaid expenses and other current assets	320,000	27,000	92,000
Accounts payable and accrued expenses	173,000	(143,000)	1,369,000

Net cash used in operating activities	(3,056,000)	(1,403,000)	(16,677,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(110,000)	(569,000)	(3,211,000)
Investment in intangibles	(21,000)	(16,000)	(129,000)
Cash received in connection with Share Exchanges	—	—	20,000
Deposit on equipment	(100,000)	—	(200,000)
Proceeds from sale of assets	49,000	—	93,000

Net cash used in investing activities	(182,000)	(585,000)	(3,427,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of loans from financial institutions	26,000	(71,000)	(1,625,000)
Proceeds (repayments) of silent partnership loans	—	(53,000)	102,000
Proceeds from related party loans	—	1,898,000	17,471,000
Proceeds received from non-convertible promissory
notes from related party	3,119,000	—	4,207,000

Net cash provided by financing activities	3,145,000	1,774,000	20,155,000

Effect of exchange rate changes on cash	(2,000)	15,000	16,000
Net increase (decrease) in cash and cash equivalents	(95,000)	(199,000)	67,000
Cash and cash equivalents, beginning of period	165,000	331,000	3,000

Cash and cash equivalents, end of period	$70,000	$(132,000)	$70,000

SUPPLEMENTAL CASH FLOW INFORMATION
Conversion of convertible debt into common stock			1,915,000
Capital contribution by affiliate of Arch Hill in lieu of debt payment			1,734,000

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

								Deficit Accumulated During Development
	Convertible Preferred Stock *				Additional Paid-in Capital *	Cumulative Translations Adjustments	Accumulated Deficit
			Common Stock *
	Shares	Amount	Shares	Amount
Balances at December 31, 2002	1,000	$—	4,411,770	$44,000	$10,679,000	$(1,589,000)	$(200,000)	$(27,188,000)
Foreign currency translation adjustments						(2,242,000)
Net loss								(5,045,000)

Balances at June 30, 2003	1,000	$—	4,411,770	$44,000	$10,679,000	$(3,831,000)	$(200,000)	$(32,233,000)

*	Amounts have been adjusted to account for amendment to terms of the Series A Preferred Stock and the reverse stock split as described in Note 13.

See accompany notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2003

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2002. Operating results for three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any interim period.

Effective July 28, 2003, Lithium Technology Corporation (“LTC”) implemented a one-for-twenty reverse stock split of the Company’s common stock (See Note 13). Also, on May 9, 2003, the Company reduced the outstanding and authorized Series A Preferred Stock from 100,000 to 1,000 shares (See Note 13). The reverse stock split and Preferred Stock reduction have been reflected retroactively in the accompanying financial statements and notes for all periods presented and all applicable references as to the number of common shares and per share information, preferred shares, stock option data and market prices have been restated to reflect the reverse stock split and Preferred Stock reduction. In addition, stockholders’ deficit has been restated retroactively for all periods presented for the par value of the number of shares that were eliminated.

NOTE 2—ORGANIZATION, BUSINESS OF THE COMPANY AND RECENT DEVELOPMENTS

LTC closed share exchanges in which LTC acquired ownership of 100% of GAIA Holding B.V. (“GAIA Holding”) from Arch Hill Ventures, N.V., a private company limited by shares, incorporated under the laws of the Netherlands (“Arch Hill Ventures”), which is controlled by Arch Hill Capital N.V. (“Arch Hill Capital”), a private company limited by shares, incorporated under the laws of the Netherlands (the “Share Exchanges”) (see Note 5).

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

NET LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share. The Company made such determination because: 1) Arch Hill Capital, which controls the Company, has the ability to authorize the necessary shares for conversion; 2) the preferred shares have no significant preferential rights above the common shares; and 3) the preferred shares will automatically convert at a later date upon proper share authorization. As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the three and six months ended June 30, 2003 and 2002 was as follows:

	2003	2002
Series A Preferred Stock	5,567,027	5,567,027
Common Stock	4,411,770	—

	9,978,797	5,567,027

For the three months ended June 30, 2003 and 2002, the Company’s potential common shares have an anti-dilutive effect on earnings per share and, therefore, have not been used in determining the total diluted weighted average number of shares outstanding. Potential common shares resulting from convertible promissory notes payable, stock options and warrants that would be used to determine diluted earnings per share for the three and six months ended June 30, 2003 and 2002 were as follows:

	2003	2002
Convertible promissory notes	1,974,500	—
Stock options	158,750	—
Contingently issuable shares under promissory notes	2,641,111
Warrants	994,300	—

Total	5,768,661	—

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company is currently evaluating the impact, if any, this statement will have on its financial position or results of operations.

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

NOTE 4—OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT’S PLANS TO OVERCOME

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since its inception, the Company has incurred substantial operating losses and expects to incur additional operating losses over the next several years. Operations have been financed primarily through the use of proceeds from loans from Arch Hill Capital and other related parties, loans from silent partners and bank borrowings secured by assets. Continuation of the Company’s operations is dependent upon obtaining further financing from either Arch Hill Capital or other related parties, continued bridge financing from Arch Hill Capital or a new debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANAGEMENT’S PLANS

The Company has worked closely with selected portable electronics Original Equipment Manufacturers (“OEM”) in the past, exploring various notebook computer, PDA and wireless handset applications. Over the past few years the Company has refocused its unique extrusion and assembly technology and market activities to concentrate on large format, high rate battery applications for the national security, transportation and stationary power markets. Transportation applications include advanced automotive batteries for 42-volt systems and Hybrid Electric Vehicles (“HEVs”). The Company delivered a 42-volt automotive battery prototype to the European Astor Program in the third quarter of 2002 and a second prototype was delivered for independent testing in Europe in the fourth quarter of 2002. The Company has not yet delivered a prototype HEV, or stationary power battery for testing by a third party. The Company has received purchase orders for large-format custom batteries for several national security and transportation applications.

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

Effective April 1, 2003, a 20% salary reduction was implemented for all employees of LTC. The reduced salaries will be repaid by the Company if an equity financing of at least $8,000,000 in gross proceeds is closed by the Company by November 1, 2003 at which time the base salary level of each employee will be reinstituted to 100% of the base salary in effect on March 31, 2003. Salary reduction deferrals have been accrued in the financial statements.

The Company does not currently have sufficient cash to achieve all of its development and production objectives. In order to have sufficient resources for its development, production, operating and administration needs, the Company needs to raise approximately $10,000,000 in a new equity financing to fund the Company for approximately one year. The Company has not entered into any definite agreements relating to a new financing as of August 19, 2003.

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

NOTE 5—REVERSE ACQUISITION—MERGER OF LITHIUM TECHNOLOGY CORPORATION AND GAIA HOLDING

On October 4, 2002, LTC closed a share exchange (the “First Share Exchange”) in which LTC acquired a 60% interest in GAIA Holding from Arch Hill Ventures in exchange for LTC’s issuance to Arch Hill Ventures of 600 shares of LTC’s Series A Preferred Stock convertible into 3,340,216 shares of LTC’s common stock. On December 13, 2002, LTC closed a second share exchange (the “Second Share Exchange”) in which Arch Hill Ventures transferred to LTC its remaining 40% of the outstanding shares of GAIA Holding, and LTC issued to Arch Hill Ventures 400 shares of its Series A Preferred Stock convertible into 2,226,811 shares of its common stock. GAIA Holding, a private limited liability company incorporated under the laws of the Netherlands, is the 100% beneficial owner of GAIA. GAIA is a private limited liability company incorporated under the laws of Germany.

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

The Share Exchanges between LTC and GAIA Holding have been accounted for as a reverse acquisition. The purchase price has been determined as a step acquisition, based on the fair market value of LTC’s outstanding shares at the dates of the Share Exchanges, with 84% of the outstanding shares deemed acquired in the First Share Exchange and 16% in the Second Share Exchange. There were 3,215,166 shares outstanding prior to the Share Exchanges. The First Share Exchange was based on the LTC closing price ($2.20) as of October 4, 2002. The October 4, 2002 date was used because there were significant modifications made to the agreement through the date of closing on October 4, 2002. The value of the shares for the Second Share Exchange ($1.80) was based on the LTC closing price on December 5, 2002, the date upon which final terms to the Second Share Exchange were agreed to and announced.

The total purchase price of the Share Exchanges has been determined and allocated based upon independent valuation as follows:

Purchase Price:
First Exchange, 84% of 3,215,166 shares at $2.20 per share	$5,942,000
Second Exchange, 16% of 3,215,166 shares at $1.80 per share	926,000
Fair value of LTC options and warrants	133,000
Transaction costs incurred by GAIA Holding	52,000
Total Purchase Price	$7,053,000
Assets acquired:
Cash	$20,000
Prepaid and other current assets	137,000
Property and equipment	315,000
Intangible assets—Patents	9,965,000
In-Process R&D (expensed)	3,700,000
Other assets	21,000

Liabilities assumed:
Accounts payable	475,000
Accrued salaries	201,000
Notes payable	65,000
Promissory notes converted	1,915,000
Convertible securities	4,449,000
Net assets acquired	$7,053,000

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

Also at closing of the First Share Exchange, Arch Hill Capital converted $1,915,000 of promissory notes into 1,196,605 shares of LTC common stock under original terms of the promissory notes.

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

	Three-months Ended June 30, 2002	Six-months Ended June 30, 2002
Proforma operating revenues	$21,000	$21,000
Proforma net (loss)	$(6,442,000)	$(29,143,000)
Proforma (loss) per share	$(0.65)	$(2.92)

NOTE 6—RECEIVABLE FROM RELATED PARTY

The Company has a receivable from Tamarchco GmbH (“Tamarchco”), a 100% owned subsidiary of Arch Hill Ventures, of $2,143,000 in principal. The receivable bears interest at 7% per annum. Tamarchco used the proceeds for investing in a silent partnership participation in GAIA for an equal amount (see Note 11) under identical terms. The receivable at June 30, 2003 includes accrued interest of $787,000. Under the existing agreement, the principal including accumulated interest is due on December 31, 2008.

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2003 and December 31, 2002 is summarized as follows:

	June 30,	December 31,
Land and buildings	$2,323,000	$2,115,000
Technical and laboratory equipment	4,199,000	3,816,000
Asset under construction and equipment deposit	512,000	385,000
Office equipment and other	447,000	377,000

	7,481,000	6,693,000
Less:
Accumulated depreciation and amortization	(2,297,000)	(1,818,000)

	$5,184,000	$4,875,000

Assets under construction includes equipment being constructed that has not yet been placed into service.

NOTE 8—INTANGIBLES

Intangibles at June 30, 2003 and December 31, 2002 are summarized as follows:

	June 30,	December 31,
Patents	$10,118,000	$10,090,000
Less:
Accumulated amortization	(629,000)	(167,000)

Total	$9,489,000	$9,923,000

Intangibles consist primarily of amounts relating to the core patented technology of LTC, as determined by an independent valuation, in connection with the allocation of the excess purchase price resulting from the Share Exchanges (see Note 2 and Note 5). Intangibles also include patents held by GAIA Holding.

Estimated future amortization expense on intangible assets for the next five years at June 30, 2003 is $845,000 per year.

NOTE 9—NOTES PAYABLE

As of June 30, 2003, the Company has outstanding a note payable for research and development funding. The principal balance remaining under the note is $55,000. The note is secured by the intellectual property rights and equipment developed from the funds provided under the funding agreement.

NOTE 10—CONVERTIBLE DEBT SECURITIES

Convertible debt securities are comprised of promissory notes held by Arch Hill Capital. The terms of the securities are such that they have no stated interest rate, no repayment terms and are not intended to be repaid by the Company in cash.

$3,949,000 of these promissory notes are convertible into 1,974,500 shares of LTC common stock and were acquired by Arch Hill Capital from a third party. Upon conversion, there may be a charge related to the beneficial conversion of these notes. The remaining promissory notes were issued under a Bridge Financing Agreement, as amended, between LTC and Arch Hill Capital.

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

During the period January 1, 2003 to June 30, 2003, Arch Hill advanced $3,119,000 to the Company under the Bridge Loan Agreement. Accrued interest on the notes of $47,000 as of June 30, 2003 is included in the convertible promissory notes in the balance sheet.

NOTE 11—LONG-TERM DEBT

Long-term debt at June 30, 2003 and December 31, 2002 is summarized as follows:

	June 30,	December 31,
Loans from financial institutions	$2,206,000	$1,934,000
Subordinated loans from related party	24,992,000	22,117,000
Silent partnership loans-related party	2,930,000	2,593,000
Silent partnership loans—non-related parties	2,354,000	2,131,000

	32,482,000	28,775,000
Less: Current maturities	(574,000)	(368,000)

	$31,908,000	$28,407,000

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions that are collateralized by (i) land and buildings in an amount up to $1,088,000 and (ii) machinery, equipment and patents in an amount of $2,324,000 as collateral for the mortgage loan. The loans bear interest between 5.75% and 6.75% per annum and are due to be repaid by December 31, 2014.

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill Ventures, a related party. The loans bear cumulative interest at 6% per annum. Under the contract terms, the loans can be called when GAIA does not have any further accumulated deficit. The loans are subordinated to all other creditors of GAIA.

SILENT PARTNERSHIP LOANS—RELATED PARTY

Tamarchco GmbH (“Tamarchco”), a 100% owned subsidiary of Arch Hill Ventures, has provided three silent partnership loans to GAIA. The partnership loans consist of a $1,765,000 loan bearing interest at 7% per annum under the First Tamarchco Partnership Agreement, a $172,000 loan bearing interest at 6% per annum under the Second Tamarchco Partnership Agreement and a $206,000 loan bearing interest at 6% under the Third Tamarchco Partnership Agreement. GAIA is not required to pay the interest under the Second and Third Tamarchco Partnership Agreements until GAIA has generated an accumulated profit amounting to $4,184,000. The total amount payable to Tamarchco under the three Tamarchco Partnership Agreements at June 30, 2003 is $2,930,000 including accrued interest of $787,000.

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

Management expects to convert the Second and Third Tamarchco Partnership Agreements into ordinary loans by the end of 2003. In addition management expects to enter into an amendment of the First Tamarchco Partnership Agreement pursuant to which the profit sharing provisions will be eliminated.

SILENT PARTNERSHIP LOANS-NON-RELATED PARTIES

Two other parties have provided silent partnership loans to GAIA which remain outstanding at June 30, 2003. Frankendael Participatiemaatschappij N.V. (“Frankendael”) has provided a partnership loan of $460,000, which bears interest at 6% per annum. Technologie-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan of $1,765,000, which bears interest at 6% per annum. GAIA is not required to pay the interest under the Frankendael Partnership Agreement until GAIA has generated an accumulated profit amounting to $4,184,000. The total amount payable to Frankendael and TBG under the Partnership Agreements at June 30, 2003 is $2,354,000, including $129,000 in accrued interest.

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

From the start of the sixth year under the TBG Partnership Agreement, TBG is entitled to demand a non-recurrent remuneration of 30% of the amount invested plus 6% of the amount invested at the end of the period of participation for each year after the expiration of the fifth full year of participation under certain circumstances relating to the economic condition of GAIA.

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

Dr. Franz Kruger was appointed President and Chief Operating Officer of the Company on November 26, 2002. From September 1, 2002 to April 14, 2003, the Company has paid Dr. Kruger a monthly consulting fee of $6,136. The Company entered into a three year Employment Agreement with Dr. Kruger effective April 14, 2003, for a period of three years, pursuant to which Dr. Kruger serves as the Company’s President and Chief Operating Officer. The agreement provides for a salary of $97,300 per year to be paid by LTC. The agreement also provides that during each fiscal year, Dr. Kruger will be eligible to receive a target bonus of up to 40% of his annual salary.

GAIA entered into a Consultancy Agreement with Innoventis Consulting GmbH (“Innoventis”) with respect to the services of Dr. Franz Kruger as the Chairman of Management of GAIA. Innoventis represent Dr. Kruger. The Consultancy Agreement has a four-year term from September 1, 2002 to August 31, 2006. Innoventis charges a monthly fee of EUR 23,000 for Dr. Kruger’s services. The agreement requires that Innoventis and Dr. Kruger maintain secrecy as to the confidential information of GAIA.

Mr. Ralf Tolksdorf was appointed Chief Financial Officer of the Company on November 18, 2002. From September 1, 2002 to April 14, 2003, the Company has paid Mr. Tolksdorf a monthly consulting fee of $10,500. The Company entered into a three year Employment Agreement with Mr. Tolksdorf effective April 14, 2003, for a period of three years, pursuant to which Mr. Tolksdorf serves as the Company’s Chief Financial Officer. The agreement provides for a salary of $97,300 per year to be paid by LTC. The agreement also provides that during each fiscal year, Mr. Tolksdorf will be eligible to receive a target bonus of up to 30% of his annual salary.

GAIA entered into a Consultancy Agreement with Strategishe Management – und Risikoberatungs GmbH (“SMR”) with respect to the services of Ralf Tolksdorf as the Managing Director of Finances, Organization and related matters of GAIA. SMR represents Mr. Tolksdorf. The Consultancy Agreement has a four-year term from September 1, 2002 to August 31, 2006. SMR charges a fee of EUR 18,800 for Mr. Tolksdorf services effective April 14, 2003, an increase from the previous monthly fee of EUR 14,500. The agreement requires that SMR and Mr. Tolksdorf maintain secrecy as to the confidential information of GAIA.

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

NOTE 13—STOCKHOLDER’S EQUITY

PREFERRED STOCK

Effective May 9, 2003, the Company and Arch Hill Ventures amended the terms of the Series A Preferred Stock outstanding and reduced the number of authorized shares of Series A Preferred Stock from 100,000 to 1,000 shares. The reduced number of shares have the same number of votes and have the rights to convert into the same number of common shares as held prior to the amendment. As a result of the one-for-twenty reverse common stock split, the 1,000 Series A Preferred Stock have the right to an aggregate 5,567,027 votes, convertible into 5,567,027 shares of common stock.

COMMON STOCK

Effective July 28, 2003, the Company implemented a one-for-twenty reverse stock split. The reverse stock split was previously approved on May 1, 2003, by the Board of Directors and holders of a majority of the Company’s voting stock in an exchange ratio to be determined by the Company’s Board of Directors ranging from one-for-ten to one-for-twenty.

In determining the final exchange ratio, the Board considered a variety of factors including, but not limited to, overall trends in the stock market, recent changes and anticipated trends in the market price per share of the Company’s common stock, business and transactional developments, and the Company’s actual and projected financial performance.

As a result of the reverse stock split becoming effective, every twenty shares of Company common stock outstanding on July 28, 2003 were combined into one share of Company common stock. The certificates representing the outstanding pre-reverse stock split shares of common stock will not be required to be exchanged for new certificates representing post-reverse stock split shares. Existing certificates will be deemed automatically to constitute and represent the correct number of post-split shares without further action by Company stockholders.

Proportionate adjustments based on the reverse stock split ratio have also be made to the per share exercise price and number of shares issuable upon the exercise of all outstanding convertible securities, as a result of the reverse stock split becoming effective.

The symbol for the Company’s common stock was changed to LTHU.OB as a result of the reverse stock split and continues to trade on the OTC Bulletin Board.

NOTE 14—SUBSEQUENT EVENTS

Effective July 1, 2003, Ralf Tolksdorf and SMR terminated their relationship and the Consultancy Agreement between SMR and GAIA was terminated as of July 1, 2003. (See Note 12)

Effective July 31, 2003, GAIA entered into a Consultancy Agreement with Ralf Tolksdorf Unternehmensberatung GmbH (“RTU”) with respect to the services of Ralf Tolksdorf as the Managing Director of Finances, Organization and related matters of GAIA. RTU represents Mr. Tolksdorf. The Consultancy Agreement has a three-year term from July 31, 2003 to August 31, 2006. RTU charges a fee of EUR 18,800 for Mr. Tolksdorf’s services. The agreement requires that RTU and Mr. Tolksdorf maintain secrecy as to the confidential information of GAIA and replaces the SMR agreement.

During the period July 1, 2003 to August 19, 2003, Arch Hill Capital advanced $1,080,000 to the Company under the Bridge Loan Agreement.

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

In October and December, 2002, LTC entered into Share Exchanges in which LTC acquired a 100% interest in GAIA through LTC’s acquisition of 100% of the outstanding shares of GAIA Holding from Arch Hill Ventures in exchange for LTC’s issuance to Arch Hill Ventures of 1,000 shares of LTC Series A Preferred Stock (after preferred stock reduction on May 9, 2003) convertible into 5,567,027 shares of LTC common stock (after the reverse stock split). GAIA Holding, a private limited liability company incorporated under the laws of the Netherlands, is the 100% beneficial owner of GAIA. Arch Hill Capital, a private company limited by shares, incorporated under the laws of the Netherlands, controls Arch Hill Ventures.

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

As of August 19, 2003, Arch Hill Capital beneficially owns 8,738,132 shares of LTC common stock (after the reverse stock split) constituting approximately 73.10% of the Company common stock on an as-converted basis. Arch Hill Capital has indicated that it intends to convert the convertible notes and a Series A Preferred Stock that it beneficially owns once the Company has enough shares of common stock authorized for issuance to all convertible security holders. Arch Hill Capital is a controlling stockholder and is able to control the outcome of most matters submitted to the Company stockholders for approval, including the election of directors, any amendments to the Certificate of Incorporation or a merger, sale of assets or other significant transaction without the approval of other Company stockholders. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in the Company. As a result, Arch Hill Capital has an effective veto power over corporate transactions by LTC, GAIA Holding or GAIA which management or non-control stockholders of such entities might desire.

Since inception, the Company has incurred substantial operating losses and expects to incur substantial additional operating losses over the next several years. As of June 30, 2003, the Company had an accumulated deficit during development stage of $32,233,000. Operations have been financed primarily through the use of proceeds from loans from shareholders, other related parties, loans from silent parties and bank borrowings secured by assets.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED MARCH 31, 2002

During the six months ended June 30, 2003, revenues from development contracts and prototype sales were $159,000. There were $20,000 in revenues from development contracts or prototype sales for the six months ended June 30, 2002. The revenues in the six months ended June 30, 2003 resulted from increased technology and marketing activities in large high rate battery applications which resulted in prototype and development contracts.

Engineering, research and development expenses in the six months ended June 30, 2003 increased $1,298,000 or 153% to $2,145,000 from $847,000 in the six months ended June 30, 2002. These increases resulted primarily from advancement of the Company’s technology in large high rate battery applications and the inclusion of the engineering, research and development expenses of LTC. The Company expects engineering, research and development expenses to increase slightly during the remaining quarters throughout 2003 as compared to the first half of 2003.

General and administrative expenses in the six months ended June 30, 2003 increased $1,179,000 or 178% to $1,843,000 from $664,000 in the six months ended June 30, 2002. This increase was primarily due to the inclusion of the general and administrative expenses of LTC during the period ended June 30, 2003, as well as increased legal, accounting and other expenses related to the preparation of GAIA Holding financial statements in accordance with U.S. GAAP, preparation of the Company’s SEC filings and increased travel expenses.

Depreciation and amortization for the six months ended June 30, 2003 increased $555,000 or 277% to $755,000 from $200,000 in the six months ended June 30, 2002. The increase was primarily due to $457,000 of amortization on intangible assets acquired in the Share Exchanges as well as additional depreciation on LTC fixed assets acquired in the Share Exchanges and other capital expenditures after June 30, 2002.

Income from foreign government subsidies in the six months ended June 30, 2003 increased $99,000 or 32% to $406,000 from $307,000 in the six months ended June 30, 2002 due to an increase in the number of contracts.

Interest expense, net of interest income, for the six months ended June 30, 2003 increased $331,000 or 60% to $883,000 from $552,000 in the six months ended June 30, 2002. Interest expense increased as a result of increased shareholder loans and bank loans during fiscal 2002 and 2003.

There was a net loss of $5,045,000 or $(0.51) per share for the six months ended June 30, 2003 as compared to a net loss of $1,948,000 or $(0.35) per share for the six months ended June 30, 2002. The increase in the net loss was primarily related to costs and expenses related to the Share Exchanges and losses of LTC after the Share Exchanges.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

During the three months ended June 30, 2003, revenues from development contracts and prototype sales were $47,000. There were $20,000 in revenues from development contracts or prototype sales for the three months ended June 30, 2002. The revenues in the three months ended June 30, 2003 resulted from increased technology and marketing activities in large high rate battery applications which resulted in prototype and development contracts.

Engineering, research and development expenses in the three months ended June 30, 2003 increased $604,000 or 124% to $1,090,000 from $486,000 in the three months ended June 30, 2002. These increases resulted primarily from advancement of the Company’s technology in large high rate battery applications and the inclusion of the engineering, research and development expenses of LTC.

General and administrative expenses in the three months ended June 30, 2003 increased $486,000 or 116% to $906,000 from $420,000 in the three months ended June 30, 2002. This increase was primarily due to the inclusion of the general and administrative expenses of LTC during the period ended June 30, 2003, as well as increased legal, accounting and other expenses related to the preparation of GAIA Holding financial statements in accordance with U.S. GAAP, preparation of the Company’s SEC filings and increased travel expenses.

Depreciation and amortization for the three months ended June 30, 2003 increased $340,000 or 330% to $443,000 from $103,000 in the three months ended June 30, 2002. The increase was primarily due to $290,000 of amortization on intangible assets acquired in the Share Exchanges as well as additional depreciation on LTC fixed assets acquired in the Share Exchanges and other capital expenditures after June 30, 2002.

Income from foreign government subsidies in the three months ended June 30, 2003 increased $106,000 or 35% to $405,000 from $299,000 in the three months ended June 30, 2002 due to an increase in the number of contracts.

Interest expense, net of interest income, for the three months ended June 30, 2003 increased $168,000 or 57% to $462,000 from $294,000 in the three months ended June 30, 2002. Interest expense increased as a result of increased shareholder loans and bank loans during fiscal 2002 and 2003.

There was a net loss of $2,433,000 or $(0.24) per share for the three months ended June 30, 2003 as compared to a net loss of $996,000 or $(0.18) per share for the three months ended June 30, 2002. The increase in the net loss was primarily related to costs and expenses related to the Share Exchanges and losses of LTC after the Share Exchanges.

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

On October 4, 2002, $1,914,567 in principal of outstanding promissory notes issued by LTC to Arch Hill Capital prior to July 29, 2002 were converted, at $1.60 per share, into 1,196,605 shares of LTC common stock (after the reverse stock split). $1,588,000 in principal of convertible promissory notes were issued from July 29, 2002 through December 31, 2002 and currently remain outstanding. The amounts due under the notes issued from July 29, 2002 through December 31, 2002 are not repayable in cash but are to be applied against the purchase price of any equity securities sold by the Company in any equity financing after the issuance of the notes.

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

As of June 30, 2003, $4,754,000 in principal of promissory notes and interest were outstanding under the Bridge Financing Agreement. From July 1, 2003 through August 19, 2003, an additional $1,080,000 in principal of promissory notes were issued under the Bridge Financing Agreement.

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

Arch Hill Ventures has entered into a bridge financing agreement with GAIA. As of June 30, 2003, advances from Arch Hill Ventures to GAIA under this agreement were $24,992,000, including interest.

At June 30, 2003, cash and cash equivalents were $70,000, total current assets were $696,000, total current liabilities were $3,250,000 and long-term liabilities were $40,611,000. As of June 30, 2003, the Company’s working capital deficit was $2,554,000. The Company expects to incur substantial operating losses as it continues its commercialization efforts.

At June 30, 2003, long-term assets included $2,930,000 due from related parties, property and equipment, net, of $5,184,000, net intangibles of $9,489,000 and other assets of $21,000.

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

The Company has not entered into any definitive agreements relating to a new financing as of August 19, 2003 and no assurance can be given that any financing will be consummated.

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

MANAGEMENT’S PLANS TO OVERCOME

OPERATING AND LIQUIDITY DIFFICULTIES

The Company has worked closely with selected portable electronics Original Equipment Manufacturers (“OEM”) in the past, exploring various notebook computer, PDA and wireless handset applications. Over the past few years the Company has refocused its unique extrusion and assembly technology and market activities to concentrate on large format, high rate battery applications for the national security, transportation and stationary power markets. Transportation applications include advanced automotive batteries for 42-volt systems and Hybrid Electric Vehicles (“HEVs”). The Company delivered a 42-volt automotive battery prototype to the European Astor Program in the third quarter of 2002 and a second prototype was delivered for independent testing in Europe in the fourth quarter of 2002. The Company has not yet delivered a prototype HEV, or stationary power battery for testing by a third party. The Company has received purchase orders for large-format custom batteries for several national security and transportation applications.

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

Effective April 1, 2003, a 20% salary reduction was implemented for all employees of LTC. The reduced salary will be repaid by the Company if an equity financing of at least $8,000,000 in gross proceeds is closed by the Company by November 1, 2003 at which time the base salary level of each employee will be reinstituted to 100% of the base salary in effect on March 31, 2003.

The Company does not currently have sufficient cash to achieve all of its development and production objectives. In order to have sufficient resources for its development, production, operating and administration needs, the Company needs to raise approximately $10,000,000 in a new equity financing to fund the Company for at least one year. The Company has not entered into any definite agreements relating to a new financing as of August 19, 2003. There can be no assurance that funding will continue to be provided by Arch Hill Capital in the amounts necessary to meet all of the Company’s obligations until closing of a new equity financing or that the Company will be able to consummate a new financing. If no financing from Arch Hill Capital or external parties is consummated, the Company will access all available alternatives including a sale of its assets, the suspension of operations and possible liquidation, auction, bankruptcy, or other measures.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning f the first interim financial reporting period beginning after June 15, 2003. The company is currently evaluating the impact, if any, this statement will have on its financial position or results of operations.

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

FINANCIAL CONDITION RISKS

☐ THE COMPANY HAS SUBSTANTIAL INDEBTEDNESS AND IS HIGHLY LEVERAGED. At June 30, 2003, the Company had total consolidated long-term indebtedness of approximately $40,611,000, less current portion of approximately $574,000, and a stockholders’ deficiency of approximately $25,541,000. The Company also had at June 30, 2003 current liabilities of approximately $3,250,000 (including approximately $1,201,000 of accounts payable). The level of the Company’s indebtedness and related debt service requirements could negatively impact our ability to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. A substantial portion of our future cash flow from operations, if any, may be dedicated to the payment of our indebtedness. The Company’s high leverage may also limit our flexibility to react to changes in business and may place us at a competitive disadvantage to less highly leveraged competitors. In addition, creditors who remain unpaid may initiate collection proceedings, which could hamper our operations due to our short term cash needs or the effect on our assets subject to debt.

☐ THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND HAS BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses of approximately $32,233,000 million from February 12, 1999 (inception of development date) to June 30, 2003, including approximately $2,433,000 million of net loss in the three months ended June 30, 2003. We expect to incur substantial additional operating losses in the future. During the three months ended June 30, 2003, the Company generated revenues from development contracts in the amounts of $47,000. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

☐ WE NEED SIGNIFICANT FINANCING TO CONTINUE TO DEVELOP AND COMMERCIALIZE OUR TECHNOLOGY. We may not be able to obtain sufficient funds to continue to operate or implement our new plan. We will need to consummate an equity financing transaction during 2003 in order to implement our new business plan. Financing may not be available on terms favorable to us or at all. Even if we do obtain financing, it may result in dilution to our stockholders.

RISKS RELATED TO OUR OPERATIONS

☐ WE HAVE NOT PRODUCED COMMERCIAL QUANTITIES OF LITHIUM-ION BATTERIES. Our construction of large batteries for national security systems, automotive and stationary power applications requires customized, tailored solutions for each application by each OEM. At present, we operate a pilot production line that produces limited quantities of advanced rechargeable batteries for OEM sampling and initial product runs. To be successful, we must ultimately produce our lithium-ion batteries (i) in large commercial quantities; (ii) at competitive costs; (iii) with appropriate performance characteristics; and (iv) with low failure rates. We currently have no high volume manufacturing capability or experience in large scale manufacturing of our advanced rechargeable batteries. We have limited experience in automated battery assembly and packaging technology. We cannot assure you that we will be able to produce commercial lithium-ion batteries on a timely basis, at an acceptable cost or in the necessary commercial specifications or quantities.

☐ COMPETITION IN THE RECHARGEABLE BATTERY INDUSTRY IS INTENSE. The rechargeable battery industry consists of major domestic and international companies, many of which have financial, technical, manufacturing, distribution, marketing, sales and other resources substantially greater than ours. We compete against companies producing lithium batteries as well as other primary and rechargeable battery technologies. Further, our competitors may introduce emerging technologies or refine existing technologies which could compete with our products and have a significant negative impact on our business and financial condition.

☐ MARKET ACCEPTANCE OF OUR BATTERIES IS UNCERTAIN. We cannot assure you that any commercial lithium-ion batteries we are able to produce will achieve market acceptance. Market acceptance will depend on a number of factors, including:

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

☐ OUR BATTERY TECHNOLOGY MAY BECOME OBSOLETE. The market for our rechargeable batteries is characterized by changing technology and evolving industry standards, often resulting in product obsolescence or short product lifecycles. Changes in end-user requirements and new products introductions and enhancements by our competitors may also render our technology obsolete. Our success will depend upon our ability to introduce in a timely manner products whose performance will match or better our competitors’ products. There can be no assurance that our competitors will not develop technologies or products that would render our technology and products obsolete or less marketable.

☐ OUR BUSINESS STRATEGY DEPENDS ON THE CONTINUED GROWTH OF THE LITHIUM BATTERY INDUSTRY. We would be adversely affected if sales of rechargeable lithium batteries do not continue to grow. The growth in sales of rechargeable lithium batteries may be inhibited for any number of reasons, including:

• competition from other battery chemistries;

• the failure of large-scale commercial production of lithium battery powered 42-volt systems or HEVs; or

• the failure of the markets to accept the use of lithium batteries in large-scale applications, such as energy storage.

☐ WE MAY NOT BE ABLE TO ACCOMMODATE INCREASED DEMAND FOR OUR BATTERIES. Rapid growth of our business may significantly strain our management, operations and technical resources. If we are successful in obtaining orders for commercial production of our batteries, we will be required to deliver large volumes of quality products to our customers on a timely basis and at a reasonable cost. We cannot assure you that we will obtain commercial scale orders for our batteries or that we will be able to satisfy commercial scale production requirements on a timely and cost-effective basis. As our business grows, we will also be required to continue to improve our operations, management and financial systems and controls. Our failure to manage our growth effectively could have an adverse effect on our ability to produce products and meet the demands of our customers.

☐ CERTAIN COMPONENTS OF OUR BATTERIES POSE SAFETY RISKS THAT MAY CAUSE ACCIDENTS IN OUR FACILITIES AND IN THE USE OF OUR PRODUCTS. As with any battery, our lithium-ion batteries can short circuit when not handled properly. Due to the high energy and power density of lithium-ion batteries, a short circuit can cause rapid heat buildup. Under extreme circumstances, this could cause a fire. This is most likely to occur during the formation or testing phase of our process. While we incorporate safety procedures in our battery testing lab to minimize safety risks, we cannot assure you that an accident in any part of our facilities where charged batteries are handled will not occur. Any such accident could result in injury to our employees or damage to our facility and would require an internal investigation by our technical staff. Any such injuries, damages or investigations could lead to liability to our company and cause delays in further development and manufacturing of our product which could adversely affect our operations and financial condition.

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

☐ WE MUST COMPLY WITH EXTENSIVE REGULATIONS GOVERNING SHIPMENT OF OUR BATTERIES AND OPERATION OF OUR FACILITY. We are subject to the U.S. Department of Transportation (USDOT) and the International Transport Association (IATA) regulations regarding shipment of lithium-ion batteries. Due to the size of our prototype HEV batteries, a permit is required to transport our lithium batteries from our manufacturing facility. Although similar batteries with other chemistries are routinely shipped from manufacturing facilities to all parts of the world, we cannot assure you that we will not encounter any difficulties in obtaining shipment permits or in complying with new or amended regulations regarding shipment of our products.

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

☐ WE COULD INCUR SIGNIFICANT COSTS FOR VIOLATIONS OF OR TO COMPLY WITH APPLICABLE ENVIRONMENTAL AND OCCUPATIONAL HEALTH AND SAFETY LAWS AND REGULATIONS. National, state, local and foreign laws impose various environmental controls on the manufacture, storage, use and disposal of lithium batteries and of certain chemicals used in the manufacture of lithium batteries. Although we believe that our operations are in substantial compliance with current environmental regulations and that there are no environmental conditions that will require material expenditures for clean-up at our facility or at facilities to which we have sent waste for disposal, we cannot assure you that new laws or regulations or changes in existing laws or regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Moreover, foreign, state and local governments may enact additional restrictions relating to the disposal of lithium batteries used by our customers which could require us to respond to those restrictions or could negatively affect the demand for those batteries.

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

☐ OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO RETAIN KEY PERSONNEL. Our success depends in large part upon the services of a number of key employees and senior management. If we lose the services of one or more of our key employees or senior management, it could have a significant negative impact on our business.

☐ WE CANNOT GUARANTEE THE PROTECTION OF OUR TECHNOLOGY OR PREVENT THE DEVELOPMENT OF SIMILAR TECHNOLOGY BY OUR COMPETITORS. Our success depends on the knowledge, ability, experience and technological expertise of our employees rather than on the legal protection of our patents and other proprietary rights. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to our products and manufacturing processes. We cannot guarantee the adequacy of protection these claims afford, or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technology. We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements, with our employees and consultants. We cannot guarantee the adequacy of protection these contractual measures afford.

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

☐ WE MAY FACE LIABILITY IF OUR BATTERIES FAIL TO FUNCTION PROPERLY. We maintain liability insurance coverage that we believe is sufficient to protect us against potential claims. We cannot assure you that our liability insurance will continue to be available to us on its current terms or at all, or that such liability insurance will be sufficient to cover any claim or claims.

RISKS ASSOCIATED WITH OUR COMMON STOCK

☐ WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK SO STOCKHOLDERS MUST SELL THEIR SHARES AT A PROFIT TO RECOVER THEIR INVESTMENT. We have never declared or paid any cash dividends on our common stock. We intend to retain any future earnings for use in our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Because we may not pay dividends, our stockholders’ return on investment in our common stock will depend on their ability to sell our shares at a profit.

☐ THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE, WHICH COULD CAUSE THE VALUE OF AN INVESTMENT IN US TO DECLINE. The market price of shares of our common stock has been and is likely to continue to be highly volatile. Factors that may have a significant effect on the market price of our common stock include the following:

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

☐ FUTURE SALES OF CURRENTLY OUTSTANDING SHARES OF OUR COMMON STOCK COULD ADVERSELY AFFECT OUR STOCK PRICE. Except for approximately 1.85 million shares of our common stock subject to restrictions on resale pursuant to Rule 144, the outstanding shares of our common stock are eligible for sale in the public market without restriction. The shares issuable upon exercise or conversion of our outstanding warrants, convertible notes and preferred stock will be restricted securities, however, the holders of these securities have registration rights with respect to the common stock issuable upon exercise or conversion of these securities. The market price of our common stock could drop as a result of sales of a large number of shares of our common stock in the market or in response to the perception that these sales could occur.

☐ ARCH HILL CAPITAL IS A CONTROLLING STOCKHOLDER OF LTC AND IS THEREFORE ABLE TO CONTROL THE MANAGEMENT AND POLICIES OF LTC. Arch Hill Capital can also control the outcome of all matters submitted to our stockholders for approval, without the approval of our other stockholders. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in us. Arch Hill Capital can control the vote with respect to the election of all of the directors, amendments to the Certificates of Incorporation or any merger, sale of assets or other significant transactions by any of us, GAIA Holding or GAIA. Accordingly, Arch Hill Capital has an effective veto power over the management and operations of, and corporate transactions by, us, GAIA Holding or GAIA.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. The Company’s Board of Directors, in the absence of an audit committee, provides oversight to the Company’s financial reporting process.

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), have concluded based on their evaluation as of the end of the period covered by this quarterly report that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES

Effective July 28, 2003, the Company implemented a one-for-twenty reverse stock split. The reverse stock split was approved on May 1, 2003 by the Board of Directors and on May 5, 2003 by the holders of a majority of the Company’s voting stock in an exchange ratio to be determined by the Company’s Board of Directors ranging from one-for-ten to one-for-twenty. The Company believes that the reverse stock split will make its capital structure more attractive to investors.

In determining the final exchange ratio, the Board considered a variety of factors including, but not limited to, overall trends in the stock market, recent changes and anticipated trends in the market price per share of the Company’s common stock, business and transactional developments, and the Company’s actual and projected financial performance.

As a result of the reverse stock split becoming effective, every twenty shares of Company common stock outstanding on July 28, 2003 were combined into one share of Company common stock. This action reduced the number of outstanding shares of Company common stock from approximately 88.2 million to approximately 4.4 million and the number of fully diluted shares of Company common stock from approximately 278 million to approximately 14 million. The certificates representing the outstanding pre-reverse stock split shares of common stock will not be required to be exchanged for new certificates representing post-reverse stock split shares. Existing certificates will be deemed automatically to constitute and represent the correct number of post-split shares without further action by Company stockholders.

Proportionate adjustments based on the reverse stock split ratio have also be made to the per share exercise price and number of shares issuable upon the exercise of all outstanding convertible securities, as a result of the reverse stock split becoming effective.

The symbol for the Company’s common stock was changed to LTHU.OB as a result of the reverse stock split and continues to trade on the OTC Bulletin Board.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective July 28, 2003, the Company implemented a one-for-twenty reverse stock split. The reverse stock split was approved on May 1, 2003 by the Board of Directors and on May 5, 2003 by the holders of a majority of the Company’s voting stock in an exchange ratio to be determined by the Company’s Board of Directors ranging from one-for-ten to one-for-twenty. The stockholders who consented in writing to this matter held 23,932,087 shares of common stock with one vote per share and 100,000 shares of Series A Preferred Stock with 1,114 votes per share. The consenting stockholders consist of the two largest stockholders of the company – Arch Hill Capital N.V. and Arch Hill Ventures N.V. The votes cast by the consenting stockholders totaled 135,272,611 votes or 67.78% of the voting stock. An information statement relating to the reverse stock split was mailed to Company stockholders on or about June 23, 2003.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a) The following Exhibits are filed as part of this Report or incorporated herein by reference:

3.3	Amended Certificate of Designation (1)

3.4	Certificate of Amendment to Restated Certificate of Incorporation*

10.50	Employment Agreement, dated April 14, 2003, between LTC and Franz Kruger(2)

10.51	Employment Agreement, dated April 14, 2003, between LTC and Ralf Tolksdorf(2)

10.52	Bridge Financing Agreement No. 5, dated as of April 14, 2003, between LTC and Arch Hill Capital(2)

10.53	Amendment to Consultancy Agreement, dated April 14, 2003, between GAIA Akkumulatorenwerke GmbH and SMR Strategische Management – und Riskoberatungs GmbH with respect to services of Ralf Tolksdorf. (1)

10.54	Consultancy Agreement, dated July 31, 2003, between GAIA Akkumulatorenwerke GmbH and Ralf Tolksdorf Unternehmensberatung GmbH *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

b) Form 8-K Reports during the Quarter Ended June 30, 2003: None

The Company filed a Form 8-K dated July 30, 2003 reporting on the effectiveness of a one-for-twenty reverse stock split.

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2003	LITHIUM TECHNOLOGY CORPORATION

	By:	/s/ DAVID J. CADE
David J. Cade, Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ RALF TOLKSDORF
Ralf Tolksdorf, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.3	Amended Certificate of Designation (1)

3.4	Certificate of Amendment to Restated Certificate of Incorporation*

10.50	Employment Agreement, dated April 14, 2003, between LTC and Franz Kruger(2)

10.51	Employment Agreement, dated April 14, 2003, between LTC and Ralf Tolksdorf(2)

10.52	Bridge Financing Agreement No. 5, dated as of April 14, 2003, between LTC and Arch Hill Capital(2)

10.53	Amendment to Consultancy Agreement, dated April 14, 2003, between GAIA Akkumulatorenwerke GmbH and SMR Strategische Management – und Riskoberatungs GmbH with respect to services of Ralf Tolksdorf. (1)

10.54	Consultancy Agreement, dated July 31, 2003, between GAIA Akkumulatorenwerke GmbH and Ralf Tolksdorf Unternehmensberatung GmbH*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

b) Form 8-K Reports during the Quarter Ended June 30, 2003:

The Company filed a Form 8-K dated July 28, 2003 reporting on the effectiveness of a one-for- twenty reverse stock split.

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the fiscal year ended March 31, 2003.

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

*	Filed herewith