Form 10QSB
period 2003-09-30
LITHIUM TECHNOLOGY CORP
filed 2003-11-19
CIK 804154

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 18, 2003: 4,411,459 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

INDEX

		PAGE
	PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets—September 30, 2003 and December 31, 2002	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss—Three and Nine Months Ended September 30, 2003 and 2002, and period from February 12, 1999 (inception of development stage) to September 30, 2003	4

	Condensed Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2003 and 2002, and period from February 12, 1999 (inception of development stage) to September 30, 2003	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)—Nine Months Ended September 30, 2003	6

	Notes to Condensed Consolidated Financial Statements—September 30, 2003	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	27

ITEM 3.	CONTROLS AND PROCEDURES	43

	PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	44

ITEM 2.	CHANGES IN SECURITIES	44

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	45

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	45

ITEM 5.	OTHER INFORMATION	45

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	45

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,000	$165,000
Accounts receivable	15,000	17,000
Inventories, net	88,000	114,000
Related party receivable	115,000	103,000
Prepaid expenses and other current assets	600,000	641,000

Total current assets	849,000	1,040,000
Due from related parties	2,943,000	2,593,000
Property and equipment, net	5,224,000	4,875,000
Intangibles, net	9,282,000	9,923,000
Other assets	21,000	21,000

Total assets	$18,319,000	$18,452,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,440,000	$1,088,000
Accrued salaries	529,000	232,000
Notes payable	51,000	63,000
Current portion of long term debt	603,000	368,000
Payable to related party	715,000	497,000
Other current liabilities and accrued expenses	268,000	514,000

Total current liabilities	3,606,000	2,762,000
LONG-TERM LIABILITIES, LESS CURRENT PORTION	32,543,000	28,407,000
CONVERTIBLE DEBT SECURITIES	10,478,000	5,537,000

Total liabilities	46,627,000	36,706,000
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $.01 per share, Authorized-100,000 shares; Issued and outstanding 1,000 shares Series A Convertible Preferred Stock	—	—
Common stock, par value $.01 per share, Authorized-125,000,000 shares; Issued and outstanding 4,411,770 shares	44,000	44,000
Additional paid-in capital	10,679,000	10,679,000
Cumulative translation adjustments	(4,168,000)	(1,589,000)
Accumulated deficit	(200,000)	(200,000)
Deficit accumulated during development stage	(34,663,000)	(27,188,000)

Total stockholders’ deficit	(28,308,000)	(18,254,000)

Total liabilities and stockholders’ deficit	$18,319,000	$18,452,000

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STATGE COMPANIES)

CONDENSED CONOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30,
	2003	2002	2003	2002	2003
REVENUES
Development contracts and prototype sales	$126,000	$82,000	$285,000	$102,000	$406,000

COSTS AND EXPENSES
Engineering, research and development	1,182,000	524,000	3,326,000	1,371,000	12,454,000
General and administrative	845,000	298,000	2,689,000	962,000	8,082,000
Depreciation and amortization	369,000	114,000	1,123,000	314,000	7,864,000
In process research and development	—	—	—	—	3,700,000
Loss (gain) on sale of assets	11,000	—	(5,000)	12,000	38,000

	2,407,000	936,000	7,133,000	2,659,000	32,138,000
OTHER INCOME (EXPENSE)
Foreign government subsidies	239,000	114,000	645,000	421,000	2,167,000
Interest expense, net of interest income	(388,000)	(347,000)	(1,272,000)	(899,000)	(5,098,000)

	(149,000)	(233,000)	(627,000)	(478,000)	(2,931,000)

NET LOSS	$(2,430,000)	$(1,087,000)	$(7,475,000)	$(3,035,000)	$(34,663,000)

OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	(337,000)	91,000	(2,579,000)	(1,912,000)	(4,168,000)

COMPREHENSIVE LOSS	$(2,767,000)	$(996,000)	$(10,054,000)	$(4,947,000)	$(38,831,000)

Weighted average number of common shares outstanding:	9,978,797	5,567,027	9,978,797	5,567,027

Basic and diluted net loss per share:	$(0.24)	$(0.20)	$(0.75)	$(0.55)

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2003

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,475,000)	$(3,035,000)	$(34,663,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,123,000	314,000	7,864,000
In-process research and development expensed	—	—	3,700,000
Loss (gain) on sale of assets	(5,000)	12,000	38,000
Non cash interest expense	1,104,000	759,000	3,347,000
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	2,000	—	(15,000)
Inventories	36,000	19,000	(75,000)
Prepaid expenses and other current assets	51,000	86,000	(177,000)
Accounts payable and accrued expenses	526,000	219,000	1,722,000

Net cash used in operating activities	(4,638,000)	(1,626,000)	(18,259,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(269,000)	(835,000)	(3,370,000)
Investment in intangibles	(22,000)	(17,000)	(130,000)
Cash received in connection with Share Exchanges	—	—	20,000
Deposit on equipment	(100,000)	—	(200,000)
Proceeds from sale of assets	61,000	—	105,000

Net cash used in investing activities	(330,000)	(852,000)	(3,575,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of loans from financial institutions	(6,000)	(251,000)	(1,657,000)
Proceeds (repayments) of silent partnership loans	—	(93,000)	102,000
Proceeds from related party loans	—	2,549,000	17,471,000
Proceeds received from Promissory Notes from related party	4,830,000	—	5,918,000

Net cash provided by financing activities	4,824,000	2,205,000	21,834,000

Effect of exchange rate changes on cash	10,000	19,000	28,000
Net increase (decrease) in cash and cash equivalents	(144,000)	(254,000)	28,000
Cash and cash equivalents, beginning of period	165,000	331,000	3,000

Cash and cash equivalents, end of period	$31,000	$77,000	$31,000

SUPPLEMENTAL CASH FLOW INFORMATION
Conversion of convertible debt into common stock			1,915,000
Capital contribution by affiliate of Arch Hill in lieu of debt payment			1,734,000

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOG CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Convertible Preferred Stock *		Common Stock *		Additional Paid-in Capital *	Cumulative Translations Adjustments	Accumulated Deficit	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount
Balances at December 31, 2002	1,000	$—	4,411,770	$44,000	$10,679,000	$(1,589,000)	$(200,000)	$(27,188,000)
Foreign currency translation adjustments						(2,579,000)
Net loss								(7,475,000)

Balances at September 30, 2003	1,000	$—	4,411,770	$44,000	$10,679,000	$(4,168,000)	$(200,000)	$(34,663,000)

*	Amounts have been adjusted to account for amendment to terms of the Series A Preferred Stock and the reverse stock split as described in Note 13.

See accompany notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2003

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2002. Operating results for three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any interim period.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investment instruments purchased with an initial maturity of three months or less to be cash equivalents.

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and primarily consist of buildings, technical and lab equipment, furniture and office equipment. In the period assets are retired or otherwise disposed of, the costs and accumulated depreciation are removed from the accounts, and any gain or loss on disposal is included in results of operations. Property and equipment are depreciated using the straight-line method over their estimated useful lives as follows:

Buildings	25 years

Technical and laboratory equipment	7-10 years

Office equipment and other	1-5 years

INTANGIBLES

Intangibles consist of amounts capitalized by GAIA for patents, which are recorded at cost and are amortized using the straight-line method over their estimated useful lives of 13 to 17 years commencing upon final approval by the foreign regulatory body. Intangibles also include amounts relating to the core patented technology of LTC, as determined by an independent valuation, in connection with the allocation of the purchase price resulting from the Share Exchanges (see Note 5). These intangibles are being amortized using the straight-line method over their estimated useful lives of 12 years.

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

REVENUES

The Company performs certain research and development for other companies and sells prototypes to third parties. Revenue is recognized as services are rendered or products are delivered, the price to the buyer is fixed and determinable, collectibility is reasonably assured and persuasive evidence of an arrangement exists.

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

In connection with the Share Exchanges (see Note 5), the Company has stock options post acquisition. All such options were fully vested at the acquisition and valued as part of the purchase price. If the Company had applied the fair value recognition provisions of SFAS No. 123, there would be no effect on net loss and losses per share.

NET LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share. The Company made such determination because: 1) Arch Hill Capital, which controls the Company, has the ability to authorize the necessary shares for conversion; 2) the preferred shares have no significant preferential rights above the common shares; and 3) the preferred shares will automatically convert at a later date upon proper share authorization. As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the three and nine months ended September 30, 2003 and 2002 was as follows:

	2003	2002
Series A Preferred Stock	5,567,027	5,567,027
Common Stock	4,411,770	—

	9,978,797	5,567,027

For the three months ended September 30, 2003 and 2002, the Company’s potential common shares have an anti-dilutive effect on earnings per share and, therefore, have not been used in determining the total diluted weighted average number of shares outstanding. Potential common shares resulting from convertible promissory notes payable, stock options and warrants that would be used to determine diluted earnings per share for the three and nine months ended September 30, 2003 and 2002 were as follows:

	3-Months Ended 9/30/03	3-Months Ended 09/30/02	9-Months Ended 9/30/03	9-Months Ended 9/30/02
Convertible promissory notes	1,974,500	—	1,974,500	—
Stock options	—	—	—	—
Contingently issuable shares under promissory notes	2,954,200	—	2,045,600	—
Warrants	—	—	—	—

Total	4,928,700	—	4,020,100	—

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. The FASB has delayed implementation of FIN 46 to the first fiscal quarter or interim period ending after December 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Company does not have any ownership in variable interest entities.

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

MANAGEMENT’S PLANS

The Company has worked closely with selected portable electronics Original Equipment Manufacturers (“OEM”) in the past, exploring various notebook computer, PDA and wireless handset applications. Since 2000, the Company has refocused its unique extrusion manufacturing process, proprietary electro-chemistry, advanced battery assembly technology and market activities to concentrate on large-format, high rate battery applications for the national security, transportation and stationary back-up power markets. Transportation applications include advanced automotive batteries for 42-volt systems and Hybrid Electric Vehicles (“HEVs”). LTC’s custom large-format rechargeable lithium-ion batteries, which carry the GAIA brand name and trademark, are constructed with the Company’s proprietary flat or cylindrical “building block” cells, and include a battery management system. The Company delivered a 42-volt automotive battery prototype to the European Astor Program in the third quarter of 2002 and a second prototype was delivered for independent testing in Europe in the fourth quarter of 2002. The Company has not yet delivered a prototype HEV, or stationary power battery for testing by a third party.

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

Effective April 1, 2003, a 20% salary reduction was implemented for all employees of LTC. The reduced salaries will be repaid by the Company if a third party debt or equity financing of at least $3,000,000 in gross proceeds is closed by the Company by December 31, 2003 at which time the base salary level of each employee will be reinstituted to 100% of the base salary in effect on March 31, 2003. Salary reduction deferrals of $125,000 have been accrued in the financial statements.

The Company does not currently have sufficient cash to pay all of its outstanding liabilities or achieve all of its development and production objectives. In order to have sufficient capital resources for its development, production, operating and administrative needs, the Company needs to close on a third party debt or equity financing transaction in the near term. The Company believes that if it raises approximately $10,000,000 in a third party debt or equity financing it would have sufficient funds to meet the Company’s needs for at least twelve months. The Company has not entered into any definitive agreements relating to a new financing as of November 18, 2003 and no assurance can be given that any financing will be consummated.

Although Arch Hill Capital has been providing funding to the Company under a Bridge Financing Agreement since December 2001, (see Note 10), there can be no assurance that funding will continue to be provided by Arch Hill Capital in the amounts necessary to meet all the Company’s obligations until the closing of a third party debt or equity financing or that the Company will be able to consummate such a financing.

If a third party debt or equity financing is not consummated, the Company will assess all available alternatives including a sale of its assets or merger, a restructuring, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

NOTE 5—REVERSE ACQUISITION—LITHIUM TECHNOLOGY CORPORATION AND GAIA HOLDING SHARE EXCHANGE

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

Also at the closing of the First Share Exchange, Arch Hill Capital converted $1,915,000 of promissory notes into 1,196,605 shares of LTC common stock under the original terms of the promissory notes.

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

	Three-months Ended September 30, 2002	Nine-months Ended September 30, 2002
Proforma operating revenues	$164,000	$185,000
Proforma net (loss)	$(5,775,000)	$(31,218,000)
Proforma (loss) per share	$(0.58)	$(3.13)

NOTE 6—RECEIVABLE FROM RELATED PARTY

The Company has a receivable from Tamarchco GmbH (“Tamarchco”), a 100% owned subsidiary of Arch Hill Ventures, of $2,170,000 in principal. The receivable bears interest at 7% per annum. Tamarchco used the proceeds for investing in a silent partnership participation in GAIA for an equal amount (see Note 11) under identical terms. The receivable at September 30, 2003 includes accrued interest of $773,000. Under the existing agreement, the principal including accumulated interest, is due on December 31, 2008.

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2003 and December 31, 2002 is summarized as follows:

	September 30	December 31
Land and buildings	$2,379,000	$2,115,000
Technical and laboratory equipment	4,333,000	3,816,000
Asset under construction and equipment deposit	516,000	385,000
Office equipment and other	480,000	377,000

	7,709,000	6,693,000
Less:
Accumulated depreciation and amortization	(2,484,000)	(1,818,000)

	$5,224,000	$4,875,000

Assets under construction includes equipment being constructed that has not yet been placed into service.

NOTE 8—INTANGIBLES

Intangibles at September 30, 2003 and December 31, 2002 are summarized as follows:

	September 30	December 31
Patents	$10,122,000	$10,090,000
Less:
Accumulated amortization	(840,000)	(167,000)

Total	$9,282,000	$9,923,000

Intangibles consist primarily of amounts relating to the core patented technology of LTC, as determined by an independent valuation, in connection with the allocation of the excess purchase price resulting from the Share Exchanges (see Note 2 and Note 5). Intangibles also include patents held by GAIA Holding.

Estimated future amortization expense on intangible assets for the next five years at September 30, 2003 is approximately $845,000 per year.

NOTE 9—NOTES PAYABLE

As of September 30, 2003, the Company has outstanding a note payable for research and development funding. The principal balance remaining under the note is $51,000. The note is secured by the Company’s accounts receivable, equipment and inventory.

NOTE 10—CONVERTIBLE DEBT SECURITIES

Convertible debt securities are comprised of promissory notes held by Arch Hill Capital.

$3,949,000 of these promissory notes are convertible into 1,974,500 shares of LTC common stock and were acquired by Arch Hill Capital from a third party. The terms of the securities are such they have no stated interest rate, no repayment terms and are not intended to be repaid by the Company in cash. Upon conversion, there may be a charge related to the beneficial conversion of these notes if the share price at the time of conversion is in excess of $2.00 per share.

The remaining promissory notes were issued under a Bridge Financing Agreement, as amended, between LTC and Arch Hill Capital. Under the Bridge Financing Agreement, as amended, $1,588,000 of the promissory notes issued by LTC from July 29, 2002 to December 31, 2002 are convertible into equity securities based on the price per share of any new equity financing of the Company entered into after the closing of the First Share Exchange.

Under the Bridge Financing Agreement, as amended, the principal balance and all other sums due and payable under any promissory note issued on or after January 1, 2003 bear interest at 6% per annum and are payable upon twelve months written demand by Arch Hill Capital. Notwithstanding the foregoing, at the option of Arch Hill Capital, the principal balance and all other sums due and payable under any promissory note issued on or after January 1, 2003 may be applied against the purchase price of equity securities being sold by the Company in any equity financing after the date of such note.

The Bridge Financing Agreement, as amended, does not contain a maximum of the amount of funding that may be advanced under such agreement. The amount of any additional notes provided will be related to the working capital advances made by Arch Hill Capital to the Company.

During the period January 1, 2003 to September 30, 2003, Arch Hill Capital advanced $4,830,000 to the Company under the Bridge Financing Agreement. Accrued interest on the notes of $111,000 as of September 30, 2003 is included in the convertible debt securities on the balance sheet.

NOTE 11—LONG-TERM DEBT

Long-term debt at September 30, 2003 and December 31, 2002 is summarized as follows:

	September 30	December 31
Loans from financial institutions	$2,177,000	$1,934,000
Subordinated loans from related party	25,632,000	22,117,000
Silent partnership loans-related party	2,943,000	2,593,000
Silent partnership loans—non-related parties	2,394,000	2,131,000

	33,146,000	28,775,000
Less: Current maturities	(603,000)	(368,000)

	$32,543,000	$28,407,000

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions that are collateralized by (i) land and buildings in an amount up to $1,102,000 and (ii) machinery, equipment and patents in an amount of $2,353,000 as collateral for the mortgage loan. The loans bear interest between 5.75% and 6.75% per annum and are due to be repaid by December 31, 2014.

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill Ventures, a related party. The loans bear cumulative interest at 6% per annum. Under the contract terms, the loans can be called when GAIA does not have any further accumulated deficit. The loans are subordinated to all other creditors of GAIA.

SILENT PARTNERSHIP LOANS—RELATED PARTY

Tamarchco GmbH (“Tamarchco”), a 100% owned subsidiary of Arch Hill Ventures, has provided three silent partnership loans to GAIA. The partnership loans consist of a $1,787,000 loan bearing interest at 7% per annum under the First Tamarchco Partnership Agreement, a $174,000 loan bearing interest at 6% per annum under the Second Tamarchco Partnership Agreement and a $209,000 loan bearing interest at 6% under the Third Tamarchco Partnership Agreement. GAIA is not required to pay the interest under the Second and Third Tamarchco Partnership Agreements until GAIA has generated an accumulated profit amounting to $4,237,000. The total amount payable to Tamarchco under the three Tamarchco Partnership Agreements at September 30, 2003 is $2,943,000 including accrued interest of $773,000.

Tamarchco is entitled to receive an annual 4% share in profits related to its contributions under the First Tamarchco Agreement and an annual 12% share in profits related to its contribution under the Second and Third Tamarchco Agreements. The 12% share in profits under the Second and Third Tamarchco Agreements are not payable until GAIA has generated an accumulated profit amounting to $4,237,000.

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

SILENT PARTNERSHIP LOANS-NON-RELATED PARTIES

Two other parties have provided silent partnership loans to GAIA which remain outstanding at September 30, 2003. Frankendael Participatiemaatschappij N.V. (“Frankendael”) has provided a partnership loan of $467,000, which bears interest at 6% per annum. Technologie-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan of $1,787,000, which bears interest at 6% per annum. GAIA is not required to pay the interest under the Frankendael Partnership Agreement until GAIA has generated an accumulated profit amounting to $4,237,000. The total amount payable to Frankendael and TBG under the Partnership Agreements at September 30, 2003 is $2,394,000, including $140,000 in accrued interest.

Frankendael and TBG are entitled to receive an annual 12% share in profits related to its contributions under the Frankendael Partnership Agreement and the TBG Partnership Agreement. The 12% share in profits under the Frankendael Partnership Agreement is not payable until GAIA has generated an accumulated profit amounting to $4,237,000. The TBG Partnership Agreement provides that should GAIA receive additional injections of capital in the course of further financing rounds, TBG shall adjust its profit sharing to the capital ratio applicable at such time. Management believes that based upon subsequent equity received by GAIA that the present profit sharing that TBG is entitled to under the Agreement is approximately 4.4%. Management further believes that it is unlikely that Frankendael or TBG will receive any profit sharing under the Partnership Agreement at any time in the near future.

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

CAR AND OTHER LEASES

The Company leases cars and other assets under operating leases. The monthly payments amount to $6,500 for an average remaining period of 2.5 years.

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

GAIA entered into a Consultancy Agreement with Strategishe Management – und Risikoberatungs GmbH (“SMR”) with respect to the services of Ralf Tolksdorf as the Managing Director of Finances, Organization and related matters of GAIA. SMR represents Mr. Tolksdorf. The Consultancy Agreement had a four-year term from September 1, 2002 to August 31, 2006 pursuant to which SMR charged a fee of EUR 18,800 for Mr. Tolksdorf services effective April 14, 2003, an increase from the previous monthly fee of EUR 14,500.

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

NOTE 13—STOCKHOLDER’S EQUITY

PREFERRED STOCK

Effective May 9, 2003, the Company and Arch Hill Ventures amended the terms of the Series A Preferred Stock outstanding and reduced the number of authorized shares of Series A Preferred Stock from 100,000 to 1,000 shares. The reduced number of shares have the same number of votes and have the rights to convert into the same number of common shares as held prior to the amendment. As a result of the one-for-twenty reverse common stock split, effective July 28, 2003, the 1,000 Series A Preferred Stock now have the right to an aggregate 5,567,027 votes, convertible into 5,567,027 shares of common stock.

COMMON STOCK

Effective July 28, 2003, the Company implemented a one-for-twenty reverse stock split. The reverse stock split was previously approved on May 1, 2003, by the Board of Directors and holders of a majority of the Company’s voting stock.

As a result of the reverse stock split becoming effective, every twenty shares of Company common stock outstanding on July 28, 2003 were combined into one share of Company common stock. The certificates representing the outstanding pre-reverse stock split shares of common stock are not required to be exchanged for new certificates representing post-reverse stock split shares. Existing certificates are deemed automatically to constitute and represent the correct number of post-split shares without further action by Company stockholders. Proportionate adjustments based on the reverse stock split ratio have also be made to the per share exercise price and number of shares issuable upon the exercise of all outstanding convertible securities, as a result of the reverse stock split becoming effective.

The symbol for the Company’s common stock was changed to LTHU.OB as a result of the reverse stock split and continues to trade on the OTC Bulletin Board.

NOTE 14—SUBSEQUENT EVENTS

During the period October 1, 2003 to November 18, 2003, Arch Hill Capital advanced $1,230,006 to the Company under the Bridge Financing Agreement, as amended.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

The Company is a pilot-line production stage Company, with plants in Plymouth Meeting, Pennsylvania and Norhausen, Thuringia, Germany, that develops and manufactures advanced large-format lithium-ion rechargeable batteries.

The Company has worked closely with selected portable electronics Original Equipment Manufacturers (“OEM”) in the past, exploring various notebook computer, PDA and wireless handset applications. Since 2000, the Company has refocused its unique extrusion manufacturing process, proprietary electro-chemistry, advanced battery assembly technology and market activities to concentrate on large format, high rate battery applications for the national security, transportation and stationary back-up power markets. Transportation applications include advanced automotive batteries for 42-volt systems and Hybrid Electric Vehicles (“HEVs”). LTC’s custom large-format rechargeable lithium-ion batteries, which carry the GAIA brand name and trademark, are constructed with the Company’s proprietary flat or cylindrical “building block” cells, and include a battery management system. The Company delivered a 42-volt automotive battery prototype to the European Astor Program in the third quarter of 2002 and a second prototype was delivered for independent testing in Europe in the fourth quarter of 2002. The Company has not yet delivered a prototype HEV, or stationary power battery for testing by a third party.

The Company has received purchase orders for its large- format batteries and cells from a variety of customers, including:

—	A defense systems integrator for a classified UK military application

—	An electric bike OEM for a classified military application

—	A defense contractor for an Unmanned Aerial Vehicle (UAV) application

—	A high-end laptop OEM for a military PC application

—	A phase II feasibility study from a leading submarine builder for a NATO Navy submarine

—	A high-end European car manufacturer

—	A heavy-duty vehicle OEM

—	The US Advanced Battery Consortium (The U.S. “Big 3” Automakers + Department of Energy)

—	Penn State University for an HEV application in a future truck competition entry

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

As of November 14, 2003, Arch Hill Capital beneficially owns 8,738,132 shares of LTC common stock (after the reverse stock split) constituting approximately 73.10% of the Company common stock on an as-converted basis. Arch Hill Capital has indicated that it intends to convert the convertible notes and Series A Preferred Stock that it beneficially owns prior to the end of the current fiscal year. Arch Hill Capital is a controlling stockholder and is able to control the outcome of most matters submitted to the Company stockholders for approval, including the election of directors, any amendments to the Certificate of Incorporation or a merger, sale of assets or other significant transaction without the approval of other Company stockholders. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in the Company. As a result, Arch Hill Capital has an effective veto power over corporate transactions by LTC, GAIA Holding or GAIA which management or non-control stockholders of such entities might desire.

Since inception, the Company has incurred substantial operating losses and expects to incur substantial additional operating losses over the next several years. As of September 30, 2003, the Company had an accumulated deficit during development stage of $34,663,000. Operations have been financed primarily through the use of proceeds from loans from shareholders, other related parties, loans from silent parties and bank borrowings secured by assets.

The Company does not currently have sufficient cash to pay all of its outstanding liabilities or achieve all of its development and production objectives. In order to have sufficient capital resources for its development, production, operating and administrative needs, the Company needs to close on a financing transaction in the near term. The Company believes that if it raises approximately $10,000,000 in a financing it would have sufficient funds to meet the Company’s needs for at least twelve months. The Company has not entered into any definitive agreements relating to a new financing as of November 18, 2003 and no assurance can be given that any financing will be consummated.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

During the nine months ended September 30, 2003, revenues from development contracts and prototype sales were $285,000. There were $102,000 in revenues from development contracts and prototype sales for the nine months ended September 30, 2002. The revenues in the nine months ended September 30, 2003 resulted from increased technology and marketing activities in large high rate battery applications which resulted in prototype and development contracts.

Engineering, research and development expenses in the nine months ended September 30, 2003 increased $1,955,000 or 143% to $3,326,000 from $1,371,000 in the nine months ended September 30, 2002. These increases resulted primarily from advancement of the Company’s technology in large high rate battery applications and the inclusion of the engineering, research and development expenses of LTC. The Company expects engineering, research and development expenses to increase slightly during the remaining quarter of 2003 as compared to the first three quarters of 2003.

General and administrative expenses in the nine months ended September 30, 2003 increased $1,727,000 or 180% to $2,689,000 from $962,000 in the nine months ended September 30, 2002. This increase was primarily due to the inclusion of the general and administrative expenses of LTC during the period ended September 30, 2003, as well as increased legal, accounting and other expenses related to the preparation of GAIA Holding financial statements in accordance with U.S. GAAP, preparation of the Company’s SEC filings and increased travel expenses.

Depreciation and amortization for the nine months ended September 30, 2003 increased $809,000 or 258% to $1,123,000 from $314,000 in the nine months ended September 30, 2002. The increase was primarily due to $665,000 of amortization on intangible assets acquired in the Share Exchanges as well as additional depreciation on LTC fixed assets acquired in the Share Exchanges and other capital expenditures after September 30, 2002.

Income from foreign government subsidies in the nine months ended September 30, 2003 increased $224,000 or 53% to $645,000 from $421,000 in the nine months ended September 30, 2002 due to an increase in the number of contracts.

Interest expense, net of interest income, for the nine months ended September 30, 2003 increased $373,000 or 41% to $1,272,000 from $899,000 in the nine months ended September 30, 2002. Interest expense increased as a result of increased shareholder loans and bank loans during fiscal 2003.

There was a net loss of $7,475,000 or $(0.75) per share for the nine months ended September 30, 2003 as compared to a net loss of $3,035,000 or $(0.55) per share for the nine months ended September 30, 2002. The increase in the net loss was primarily related to costs and expenses related to the Share Exchanges and losses of LTC after the Share Exchanges.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

During the three months ended September 30, 2003, revenues from development contracts and prototype sales were $126,000. There were $82,000 in revenues from development contracts or prototype sales for the three months ended September 30, 2002. The revenues in the three months ended September 30, 2003 resulted from increased technology and marketing activities in large high rate battery applications which resulted in prototype and development contracts.

Engineering, research and development expenses in the three months ended September 30, 2003 increased $658,000 or 126% to $1,182,000 from $524,000 in the three months ended September 30, 2002. These increases resulted primarily from advancement of the Company’s technology in large high rate battery applications and the inclusion of the engineering, research and development expenses of LTC.

General and administrative expenses in the three months ended September 30, 2003 increased $547,000 or 184% to $845,000 from $298,000 in the three months ended September 30, 2002. This increase was primarily due to the inclusion of the general and administrative expenses of LTC during the period ended September 30, 2003, as well as increased legal, accounting and other expenses related to the preparation of GAIA Holding financial statements in accordance with U.S. GAAP, preparation of the Company’s SEC filings and increased travel expenses.

Depreciation and amortization for the three months ended September 30, 2003 increased $255,000 or 224% to $369,000 from $114,000 in the three months ended September 30, 2002. The increase was primarily due to $208,000 of amortization on intangible assets acquired in the Share Exchanges as well as additional depreciation on LTC fixed assets acquired in the Share Exchanges and other capital expenditures after September 30, 2002.

Income from foreign government subsidies in the three months ended September 30, 2003 increased $125,000 or 110% to $239,000 from $114,000 in the three months ended September 30, 2002 due to an increase in the number of contracts.

Interest expense, net of interest income, for the three months ended September 30, 2003 increased $41,000 or 12% to $388,000 from $347,000 in the three months ended September 30, 2002. Interest expense increased as a result of increased shareholder loans and bank loans during fiscal 2003.

There was a net loss of $2,430,000 or $(0.24) per share for the three months ended September 30, 2003 as compared to a net loss of $1,087,000 or $(0.20) per share for the three months ended September 30, 2002. The increase in the net loss was primarily related to costs and expenses related to the Share Exchanges and losses of LTC after the Share Exchanges.

LIQUIDITY AND FINANCIAL CONDITION

The Company has financed its operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent parties and bank borrowings secured by assets. Arch Hill Capital has been providing funding to the Company since December 2001 under a Bridge Financing Agreement, as amended from time to time.

The Company’s current cash needs are approximately $600,000 per month. The Company does not currently have sufficient cash to pay all of its outstanding liabilities or achieve all its development and production objectives.

There can be no assurance that funding will continue to be provided by Arch Hill Capital under the Bridge Financing Agreement, as amended, in the amounts necessary to meet all the Company’s obligations until the closing of a debt or equity financing or that the Company will be able to consummate such financing. If a new debt or equity financing is not consummated, the Company will assess all available alternatives including a sale of its assets or merger, a restructuring, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

Under the Bridge Financing Agreement as amended, $1,588,000 of the convertible promissory notes issued from July 29, 2002 through December 31, 2002 currently remain outstanding. The amounts due under the notes issued from July 29, 2002 through December 31, 2002 are not repayable in cash but are to be applied against the purchase price of any equity securities sold by the Company in any equity financing after the issuance of the notes.

Under the Bridge Financing Agreement, as amended, the principal balance and all other sums due and payable under any promissory note issued on or after January 1, 2003 bear interest at 6% per annum and are payable upon twelve months written demand by Arch Hill Capital. Notwithstanding the foregoing, at the option of Arch Hill Capital, the principal balance and all other sums due and payable under any promissory note issued on or after January 1, 2003 may be applied against the purchase price of equity securities being sold by the Company in any equity financing after the date of such note.

As of September 30, 2003, $6,529,000 in principal of promissory notes and interest were outstanding under the Bridge Financing Agreement. From October 1, 2003 through November 19, 2003, an additional $1,230,006 in principal of promissory notes were issued under the Bridge Financing Agreement.

The Bridge Financing Agreement, as amended, does not contain a maximum of the amount of funding that may be advanced under such agreement. Accordingly, there is no maximum amount of notes that may be issued to Arch Hill Capital. The amount of notes will be related to the working capital advances made by Arch Hill Capital to the Company.

GAIA has two loans from financial institutions that are collateralized by land and buildings in an amount up to $1,102,000 and machinery, equipment and patents in an amount of $2,353,000 as collateral for the mortgage loan. The loans bear interest between 5.75% and 6.75% per annum and are due to be repaid by December 31, 2014. As of September 30, 2003, the total amount outstanding under these loans was $2,177,000.

Arch Hill Ventures has entered into a subordinated loan agreement with GAIA. As of September 30, 2003, advances from Arch Hill Ventures to GAIA under this agreement were $25,632,000, including interest.

Tamarchco GmbH (“Tamarchco”), a 100% owned subsidiary of Arch Hill Ventures, has provided three silent partnership loans to GAIA. The partnership loans consist of a $1,787,000 loan bearing interest at 7% per annum under the First Tamarchco Partnership Agreement, a $174,000 loan bearing interest at 6% per annum under the Second Tamarchco Partnership Agreement and a $209,000 loan bearing interest at 6% under the Third Tamarchco Partnership Agreement. GAIA is not required to pay the interest under the Second and Third Tamarchco Partnership Agreements until GAIA has generated an accumulated profit amounting to $4,237,000. The total amount payable to Tamarchco under the three Tamarchco Partnership Agreements at September 30, 2003 is $2,943,000 including accrued interest of $773,000.

Two other parties have provided silent partnership loans to GAIA which remain outstanding at September 30, 2003. Frankendael Participatiemaatschappij N.V. (“Frankendael”) has provided a partnership loan of $467,000, which bears interest at 6% per annum. Technologie-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan of $1,787,000, which bears interest at 6% per annum. GAIA is not required to pay the interest under the Frankendael Partnership Agreement until GAIA has generated an accumulated profit amounting to $4,237,000. The total amount payable to Frankendael and TBG under the Partnership Agreements at September 30, 2003 is $2,394,000, including $140,000 in accrued interest.

At September 30, 2003, cash and cash equivalents were $31,000, total current assets were $849,000, total current liabilities were $3,606,000 and long-term liabilities were $43,021,000. As of September 30, 2003, the Company’s working capital deficit was $2,757,000. The Company expects to incur substantial operating losses as it continues its commercialization efforts.

At September 30, 2003, long-term assets included $2,943,000 due from related parties, property and equipment, net, of $5,224,000, net intangibles of $9,282,000 and other assets of $21,000.

GOING CONCERN MATTERS

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since its inception, the Company has incurred substantial operating losses and expects to incur additional operating losses over the next several years. Operations have been financed primarily through the use of proceeds from loans from Arch Hill Capital and other related parties, loans from silent partners and bank borrowings secured by assets. Continuation of the Company’s operations in 2003 and 2004 is dependent upon obtaining further financing from either Arch Hill Capital or other related parties, continued bridge financing from Arch Hill Capital and the new debt or equity financing described above. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company does not currently have sufficient cash to pay all of its outstanding liabilities or achieve all of its development and production objectives. In order to have sufficient capital resources for its development, production, operating and administrative needs, the Company needs to close on a financing transaction in the near term. The Company believes that if it raises approximately $10,000,000 in a financing it would have sufficient funds to meet the Company’s needs for at least twelve months. The Company has not entered into any definitive agreements relating to a new financing as of November 18, 2003 and no assurance can be given that any financing will be consummated.

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

Effective April 1, 2003, a 20% salary reduction was implemented for all employees of LTC. The reduced salary will be repaid by the Company if an equity financing of at least $3,000,000 in gross proceeds is closed by the Company by December 31, 2003 at which time the base salary level of each employee will be reinstituted to 100% of the base salary in effect on March 31, 2003.

The Company does not currently have sufficient cash to repay all of its outstanding liabilities or achieve all of its development and production objectives. In order to have sufficient resources for its development, production, operating and administration needs, the Company needs to raise approximately $10,000,000 in a new third party debt or equity financing to fund the Company for at least one year. The Company has not entered into any definite agreements relating to a new financing as of November 18, 2003. There can be no assurance that funding will continue to be provided by Arch Hill Capital in the amounts necessary to meet all of the Company’s obligations until closing of a new financing or that the Company will be able to consummate a new debt or equity financing. If no financing from Arch Hill Capital or external parties is consummated, the Company will access all available alternatives including a sale of its assets or merger, a restructuring, the suspension of operations and possible liquidation, auction, bankruptcy, or other measures.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB statement No. 13, and Technical Corrections” (“SFAS 145”). This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and will be adopted effective January 1, 2003. The adoption of SFAS 145 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning f the first interim financial reporting period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective immediately. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions of this interpretation did not have a material effect on the Company’s financial position, results of operations or cash flows.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. The FASB has delayed implementation of FIN 46 to the first fiscal quarter or interim period after December 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Company does not have any ownership in variable interest entities.

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

FINANCIAL CONDITION RISKS

☐ THE COMPANY HAS SUBSTANTIAL INDEBTEDNESS AND IS HIGHLY LEVERAGED. At September 30, 2003, the Company had total consolidated long-term indebtedness of approximately $43,021,000 (including convertible debt securities), less current portion of approximately $603,000, and a stockholders’ deficiency of approximately $28,308,000. The Company also had at September 30, 2003 current liabilities of approximately $3,606,000 (including approximately $1,440,000 of accounts payable). The level of the indebtedness and related debt service requirements could negatively impact the Company’s ability to consummate a financing transaction. A substantial portion of our future cash flow from operations, if any, may be dedicated to the payment of our indebtedness. The Company’s high leverage may also limit our flexibility to react to changes in business and may place us at a competitive disadvantage to less highly leveraged competitors. In addition, creditors who remain unpaid may initiate collection proceedings, which could hamper our operations due to our short term cash needs or the effect on our assets subject to debt.

☐ THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND HAS BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses of approximately $34,663,000 from February 12, 1999 (inception of development date) to September 30, 2003, including approximately $2,430,000 of net loss in the three months ended September 30, 2003. We expect to incur substantial additional operating losses in the future. During the three months ended September 30, 2003, the Company generated revenues from development contracts in the amounts of $126,000. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

☐ WE NEED SIGNIFICANT FINANCING TO MEET OUR OBLIGATIONS AND TO CONTINUE TO DEVELOP AND COMMERCIALIZE OUR TECHNOLOGY. Our current cash needs are approximately $600,000 per month. We do not currently have sufficiently cash to pay all our outstanding liabilities. We may not be able to obtain sufficient funds to meet our obligations or to continue to operate or implement our new business plan. We will need to consummate a financing transaction in the near term in order to meet our obligations and to implement our new business plan. Financing may not be available on terms favorable to us or at all. Even if we do obtain financing, it may result in substantial dilution to our stockholders.

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

☐ THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE, WHICH COULD CAUSE THE VALUE OF AN INVESTMENT IN US TO DECLINE. The market price of shares of our common stock has been and is likely to continue to be highly volatile. Factors that may have a significant effect on the market price of our common stock include the following:

•	our operating results;

•	our level of indebtedness;

•	our need for additional financing;

•	issuance by us of debt or equity securities in a financing or related transaction;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	developments in our patent or other proprietary rights or our competitors’ developments;

•	our relationships with current or future collaborative partners;

•	governmental regulation; and

•	other factors and events beyond our control.

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

☐ FUTURE SALES OF CURRENTLY OUTSTANDING SHARES OF OUR COMMON STOCK COULD ADVERSELY AFFECT OUR STOCK PRICE. Except for approximately two million shares of our common stock subject to restrictions on resale pursuant to Rule 144, the outstanding shares of our common stock are eligible for sale in the public market without restriction. The shares issuable upon exercise or conversion of our outstanding warrants, convertible notes and preferred stock will be restricted securities, however, the holders of these securities have registration rights with respect to the common stock issuable upon exercise or conversion of these securities. The market price of our common stock could drop as a result of sales of a large number of shares of our common stock in the market or in response to the perception that these sales could occur.

☐ ARCH HILL CAPITAL IS A CONTROLLING STOCKHOLDER OF LTC AND IS THEREFORE ABLE TO CONTROL THE MANAGEMENT AND POLICIES OF LTC. Arch Hill Capital can also control the outcome of all matters submitted to our stockholders for approval, without the approval of our other stockholders. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in us. Arch Hill Capital can control the vote with respect to the election of all of the directors, amendments to the Certificate of Incorporation or any merger, sale of assets or other significant transactions by any of us, GAIA Holding or GAIA. Accordingly, Arch Hill Capital has an effective veto power over the management and operations of, and corporate transactions by, us, GAIA Holding or GAIA.

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

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a) The following Exhibits are filed as part of this Report or incorporated herein by reference:

10.54	Consultancy Agreement, dated July 31, 2003, between GAIA Akkumulatorenwerke GmbH and Ralf Tolksdorf Unternehmensberatung GmbH(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

*	Filed herewith

(b)	Form 8-K Reports during the Quarter Ended September 30, 2003:

The Company filed a Form 8-K dated July 28, 2003 reporting on the effectiveness of a one-for-twenty reverse stock split.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 18, 2003	LITHIUM TECHNOLOGY CORPORATION

	By:	/s/ DAVID J. CADE

David J. Cade, Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RALF TOLKSDORF

Ralf Tolksdorf, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.54	Consultancy Agreement, dated July 31, 2003, between GAIA Akkumulatorenwerke GmbH and Ralf Tolksdorf Unternehmensberatung GmbH(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

*	Filed herewith