Form 10KSB
period 2003-12-31
LITHIUM TECHNOLOGY CORP
filed 2004-04-14
CIK 804154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number 1-10446

LITHIUM TECHNOLOGY CORPORATION

(Name of Small Business Issuer in Its Charter)

DELAWARE	13-3411148
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5115 CAMPUS DRIVE, PLYMOUTH MEETING, PENNSYLVANIA 19462

(Address of Principal Executive Offices) (Zip Code)

(610) 940-6090

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE, $0.01

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

State issuer’s revenues for its most recent fiscal year. $229,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. Approximately $6,615,781 as of April 8, 2004. The aggregate market value was based upon the mean between the closing bid and asked price for the common stock as quoted by the NASD OTC Electronic Bulletin Board $2.035.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 8, 2004, 11,989,130 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

CURRENCY AND EXCHANGE RATES

All monetary amounts contained in this Report are, unless otherwise indicated, expressed in U.S. Dollars. On April 9, 2004, the noon buying rate for Euros as reported by the Federal Reserve Bank of New York was €1.2102 to $1.00 U.S.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

We are engaged in the development and pilot-line production of large format lithium-ion rechargeable batteries to be used as a new power source in emerging applications in the national security, transportation and stationary power markets. With higher energy density, lighter weight, smaller volume, longer operational life and greater cost effectiveness, we believe that lithium batteries are especially compatible with rapidly emerging developments in these markets. We further believe that our unique large format flat and cylindrical battery designs provide a special advantage for national security, transportation and stationary power applications.

We combined the operations of Lithium Technology Corporation (“LTC”) with GAIA Akkumulatorenwerke GmbH (“GAIA”), a private lithium polymer battery company headquartered in Nordhausen, Germany, in a share exchange in 2002 (the “Share Exchange”). The LTC-GAIA combination has resulted in a merger of our lithium-ion and lithium polymer technologies, product development, manufacturing processes, know-how, market positioning and sales efforts.

In the Share Exchange we acquired a 100% interest in GAIA through our acquisition of 100% of the outstanding shares of GAIA Holding B.V., a Netherlands holding company (“GAIA Holding”) from Arch Hill Ventures N.V., a private company limited by shares incorporated under the laws of the Netherlands (“Arch Hill Ventures”) in exchange for our issuance to Arch Hill Ventures of shares of LTC Series A Preferred Stock which were converted into 5,567,027 shares of LTC common stock on February 25, 2004.

Arch Hill Capital N.V., a private company limited by shares incorporated under the laws of the Netherlands (“Arch Hill Capital”), controls Arch Hill Ventures. Subsequent to the Share Exchange, Arch Hill Capital controls LTC. As a result, the Share Exchange acquisition is accounted for as a reverse acquisition, whereby for financial reporting purposes, GAIA Holding is considered the acquiring company. Hence, the historical financial statements of GAIA Holding became the historical financial statements of the Company and include the results of operations of LTC only from the acquisition date. LTC, GAIA, GAIA Holding and all of the subsidiaries of LTC and GAIA Holding are collectively referred to herein as the “Company”, “we” or “us”.

Our corporate headquarters are located at Plymouth Meeting, Pennsylvania. We have two operating locations – GAIA USA in Plymouth Meeting, Pennsylvania and GAIA Europe in Nordhausen, Germany. Our strategic business plan provides for a unified approach by our two locations to overall business strategy; technology research and development; product development; procurement; production; market and competitive analysis; customer contact plans; marketing; public relations/investor relations; sales; distribution; securing future joint venture relationships for manufacturing and distribution; future resource needs; and financial matters.

We believe that we have the capability to design, develop, build and sell large format lithium-based rechargeable batteries for a variety of advanced applications. The GAIA USA unit has a range of potential customer contacts in U.S. commercial and government circles, while the GAIA Europe unit has the ability to attract and capture German and other European customers. We have a small revenue stream from certain government research and development contracts and prototype sales. We have expended a combined total of more than $50 million in advancing our battery technologies. To date, we have delivered a limited number of prototypes.

We believe that the advantages of our battery technology over other batteries include:

•	Higher power and/or energy density

•	Rapid recharging

•	Longer cycle life

•	Lower cost manufacturing process

•	More flexible battery designs

•	Broader range of operating temperatures, including very low temperatures

In the past, we have worked closely with selected portable electronics Original Equipment Manufacturers (OEMs) exploring various notebook computer, personal digital assistant and wireless handset applications. Over the past four years, we have refocused our unique extrusion-based manufacturing process, cell technology, large battery assembly expertise, and market activities to concentrate on large-format, high rate battery applications. Our commercialization efforts are focused on applying our lithium-ion rechargeable batteries in the national security, transportation and stationary power markets.

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and we expect to incur additional operating losses over the next several years. As of December 31, 2003, we had an accumulated deficit of approximately $37,600,000.

Our operations have been financed primarily through the use of proceeds from equity financings, loans, including loans from Arch Hill Capital, Arch Hill Ventures and other related parties, loans from silent partners and bank borrowings secured by assets.

On January 22, 2004, we sold $2,000,000 of our 10% Convertible Debentures Due 2006 with attached warrants to purchase up to 1,000,000 shares of our common stock in a private placement to an investment group. Continuation of our operations in 2004 is dependent upon obtaining further financing. These conditions raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On April 13, 2004, pursuant to a Debt Exchange Agreement between LTC, GAIA Holding, GAIA, Arch Hill Capital and Arch Hill Ventures, we exchanged certain debt owed to Arch Hill Capital and Arch Hill Ventures for our equity securities. $1,587,375 of bridge notes held by Arch Hill Capital and issued in 2002 were exchanged for $1,587,375 of our 10% Convertible Debentures Due 2006 and warrants to purchase up to 793,688 shares of our common stock exercisable at $2.00 per share. $1,412,625 of bridge notes held by Arch Hill Capital and issued in 2003 were exchanged for $1,412,625 of our 10% Convertible Debentures Due 2006 and warrants to purchase up to 706,312 shares of our common stock exercisable at $2.00 per share. $5,459,502 of bridge notes issued in 2003 and $918,159 of bridge notes issued from January 1, 2004 through April 13, 2004 and $323,284 of interest on the bridge notes issued in 2003 and 2004 were exchanged for 6,069,697 shares of our common stock and warrants to purchase up to 10,500,000 shares of our common stock exercisable at $2.40 per share. $23,185,604 of debt owed to Arch Hill Ventures was exchanged for 21,001,453 shares of our common stock.

Our operating plan seeks to minimize our capital requirements, but commercialization of our battery technology will require additional capital. We expect that technology development and operating and production expenses will increase significantly as we continue to advance our battery technology and develop products for commercial applications.

We are currently seeking sources of additional financing, in the form of equity financing, to provide the additional capital in order to fund our current operations, scale-up our production capabilities to take advantage of near-term market opportunities, expand our scope of operations and pursue our business strategy. We believe that if we raise approximately $10,000,000 to $12,000,000 in a debt or equity financing, we would have sufficient funds to meet our needs for at least twelve months. However, no assurance can be given that we will be successful in completing any financing. If we are unsuccessful in completing any financing, we will not be able to fund our current expenses or pursue our business strategy.

CORPORATE INFORMATION

LTC is a Delaware corporation that was incorporated on December 28, 1995. LTC’s predecessor - Lithium Technology Corporation (a Nevada corporation previously named Hope Technologies, Inc.) - merged with and into LTC in a reincorporation merger that became effective on February 8, 1996. The executive office of LTC is located at 5115 Campus Drive, Plymouth Meeting, Pennsylvania 19462, telephone number: (610) 940-6090.

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

LTC and GAIA Holding, Arch Hill Ventures and the Nominal Stockholders are parties to an agreement (the “Share Transfer Agreement”) which provides that without LTC’s prior written consent, GAIA Holding may not directly or indirectly transfer or instruct any party to transfer the legal ownership of the shares of GAIA held by the Nominal Stockholders to any party other than to GAIA Holding and that upon LTC’s written direction, GAIA Holding will instruct the Nominal Stockholders to transfer the legal ownership of the shares of GAIA held by the Nominal Stockholders to GAIA Holding for no payment. The Share Transfer Agreement further provides that at such time as the parties determine that there would no longer be any possible adverse tax effect as a result of the transfer of the GAIA shares to GAIA Holding, then the legal ownership of the GAIA shares held by the Nominal Stockholders shall be transferred to GAIA Holding without any payment.

GAIA is a private limited liability company organized under German law on April 4, 1996. GAIA is located at Montaniastrasse 17, D-99734 Nordhausen/Thuringia, Germany, telephone number: 011 49 3631 616 670.

LTC holds 100% of the outstanding shares of Lithion Corporation, a Pennsylvania corporation that was incorporated on June 3, 1988.

We effected a reverse stock split on a one-for-twenty share basis on July 28, 2003. All share amounts and prices stated herein give retroactive effect to such reverse stock split.

Information contained on the LTC web site or GAIA web site (www.lithiumtech.com and www.gaia-akku.com) does not constitute part of this Report.

DEVELOPMENT AND COMMERCIALIZATION PLAN

GENERAL

The combination of the LTC and GAIA operations in 2002 created a unique advanced battery company. We believe that the combination of LTC’s novel and proprietary electro-chemistry and GAIA’s patented lower cost extrusion-based manufacturing process gives us a competitive edge in technology and products.

With our large-format rechargeable lithium-ion and lithium polymer batteries, we are addressing the national security, transportation, and stationary power markets. We believe that our battery technology and products are superior to other battery technologies and products and that we have only limited competition in North America and Europe for large-format rechargeable lithium batteries. Thus, we believe we are well-positioned to capitalize upon business opportunities in these target markets. We are scaling up a number of products under the GAIA brand name aimed at specific market requirements, and there has been a growing demand for our batteries.

Compared to other battery technologies and products, rechargeable lithium batteries are one-third of the weight and one-half the volume of lead acid batteries and one-half the weight and two-thirds the volume of nickel metal hydride batteries. Moreover, we believe that our technology offers a wide range of product and process advantages when compared to the technology of other rechargeable lithium-ion battery manufacturers.

On the product side, our proprietary large-format GAIA batteries are easily customizable — both in cylindrical or flat form factors — to suit various size, shape and performance demands. The modularity of common building block cells allows for maximum design flexibility in building batteries to meet OEM customer requirements. Superior product performance is achieved through high power density electro-chemistries that enable high rate discharging and fast charging (15-30 minutes), as well as a very broad range of operating temperatures (-400C to +550C).

On the production side, equipment at the GAIA Europe plant at Nordhausen embodies our patented low-cost, environmentally friendly extrusion process. This simplified and highly effective extrusion technique provides a significant improvement in volume manufacturing operations when compared to the processes used by other lithium-ion battery manufacturers around the world.

Our near-term strategy is to focus on the military market to ramp up sales rapidly. The military market is very large, generally less price sensitive than other markets and has an immediate demand for our technology and products. We have established business contacts with appropriate government and military organizations as well as government contractors executing military contracts requiring advanced power sources.

We believe that the military market will provide the bulk of our near term revenues, however, over the longer term, we expect that transportation applications (Hybrid Electric Vehicles (“HEV”) and other custom batteries for autos, trucks, buses, etc.) and stationary or back-up power applications (telephone companies, corporate data centers, cell sites, etc.) will provide market opportunities for our technology and products going forward. For these market opportunities, we will seek to enter into joint venture arrangements with established major battery companies to capitalize on our technology and products for these target market segments.

TARGET MARKETS

We plan to leverage our expertise in large format cells and large battery assemblies to commercialize advanced lithium batteries as a new power source in the national security systems, transportation and stationary power markets with a particular focus on the U.S. and European geographic market segments.

National Security applications demand high power output, broad operating temperatures, low weight, small size, rapid charging and thousands of recharge cycles. Performance is more important than price in the National Security market and the market need is growing quickly. There are immediate retrofit opportunities for military field batteries currently using rechargeable D and CC-cells.

Transportation applications reflect a growing need for long-life, durable high power storage for HEV and 42-volt systems and fuel cells. While this is a small market today, we believe it has mass market potential for the future. Military and heavy duty vehicle OEMs have been early adopters of new technology and are among the first customers for large-format lithium-ion batteries.

Stationary Power applications require high-reliability power for telecommunications, computers and other mission critical applications. We believe this presents a very large potential market. Growing dependence on electrical power worldwide drives the demand for high quality and readily available back-up power.

NATIONAL SECURITY MARKET

The US and its allies are changing the military landscape. The trend is from infantry divisions to many small, rapidly deployed units using extensive power-intensive electronics. There are numerous requirements for advanced power sources in a variety of applications:

•	“Land Warrior” (night goggles, communications equipment, Global Positioning Satellites (“GPS”), computers, handheld spotlights, etc.)

•	“Silent Watch” (stealth operations)

•	Manned combat support vehicles — land-based and underwater

•	Unmanned reconnaissance and combat support systems — airborne, ground, underwater

•	Satellite surveillance and communications systems

•	Remotely controlled surveillance, detection and demolition robots

We believe that:

•	Large-format Lithium-ion batteries offer key advantages over competing technologies for various military applications

•	There are a variety existing applications for our battery products, particularly retrofitting into existing cavities/packs:

•	US Military and NATO Allies seek to replace primary batteries with rechargeable batteries — US Army Communications & Electronics Command (CECOM) initiative

•	US Military seeks rapid recharge capability for field batteries (CECOM initiative)

•	US Military seeks lighter weight automotive batteries for military vehicles to reduce air transport weight

•	There are developing applications and trends which demonstrate a growing need for advanced batteries in a number of areas:

•	US Department of Defense Future Combat Systems Program is defining numerous unmanned vehicle applications that will require advanced rechargeable batteries

•	US Army Tank & Armaments Command (TACOM) is developing HEV platforms to reduce fuel consumption (supply line problem)

•	TACOM is developing electric vehicle (EV) platforms to reduce emissions on military bases

•	Unmanned Aerial Vehicles (UAVs) need advanced batteries for surveillance and ordinance delivery

•	Military Robotics need advanced batteries for surveillance

•	Navy submarines and All Electric Ship Applications need advanced batteries

TRANSPORTATION MARKET

A fundamental shift is underway to add increasing quantities of electronics to conventional vehicles. The 12-volt standard system lacks the necessary power, and automakers are examining various higher voltage alternatives. There is no clear industry trend at this time, but we believe we are well positioned to address the developing market for higher voltage systems. Recent developments are as follows:

•	A 42-volt lead acid system was introduced in Japan in 2002

•	We delivered 42-volt prototypes to OEMs in the US and Europe

Hybrid Electric Vehicles are gaining increasing market acceptance. Existing nickel-metal hydride batteries are heavy, expensive, and intolerant of temperature variations. Present niche OEM markets include heavy-duty vehicles, buses, trucks and military vehicles as early adopters of new technology. We believe our GAIA batteries can meet the required specifications.

The market today for All-Electric Vehicles (“EV’s”) is limited to small special purpose vehicles. We believe that our GAIA batteries are well-suited for these applications.

We believe that:

•	Large-format lithium-ion batteries offer key advantages over competing technologies for various transportation applications

•	There are existing niche market applications for our products, including:

•	Opportunities for 12-V Starting-Lighting-Ignition (SLI) and Auxiliary Batteries

•	HEV and EV experimental trucks and buses

•	Racing cars and motorcycles

•	Marine applications

•	Developing applications and trends will increase the demand for advanced battery systems for the following in the future:

•	New higher voltage power net systems in automobiles

•	Heavy duty HEVs for buses, taxis and truck fleets (shorter development time and ideal proving platform for batteries)

•	Mid-size pickup trucks, electric bikes (for military or law enforcement usage), highway capable Evs

•	HEVs for automotive OEMs

•	Over the longer term, lithium-ion batteries will work in tandem with super capacitors and fuel cells

•	Our GAIA batteries are well-suited for the developing transportation market applications

STATIONARY POWER MARKET

A growing dependence on digital devices for mission critical applications drives the demand for back-up power and uninterrupted high quality power. This is a very cost-sensitive market and the life cycle value of lithium ion batteries over lead acid batteries is a key market advantage.

Uninterruptible Power Systems (UPS) are public utility back-up systems that do not operate continuously or feed back into the power grid. They generally consist of batteries or banks of batteries that provide power while the grid supply is inoperative and until it is restored. The demand for commercial and industrial UPS applications has tracked the increasing dependence of business on computerized systems. UPS users are seeking more reliable, robust, longer-life and lower maintenance batteries. Communications and data processing infrastructure systems are a specific subset of UPS that need uninterruptible quality power for assured continuity of operations. Applications include telephone landline Points and Presence (POPs), cell sites, CATV, Internet service sites, data centers, and remote locations.

Distributed power systems generally consist of small, continuously operating, self-contained power generating units. These systems often employ high power batteries or capacitors for power control and conditioning functions, and a low power battery for energy storage. These units are privately owned by companies other than public utility companies – such as TelCos, industrial firms, hospitals, universities, broadcast networks and data centers – and government installations. These power users have determined that they cannot always rely on the power grid to meet their power reliability and quality needs. The energy storage component of distributed power systems currently consists of older battery technology, and there is a demand for advanced, low maintenance, long-life high performance batteries.

In the stationary power market we believe that GAIA products offer higher power and longer life at a lower life cycle cost than current solutions, particularly lead acid batteries. Specifically, we believe that GAIA products offer broader operating temperatures, increased flexibility and lower maintenance and operating costs to telecommunications, cellular, cable television, Internet, and remote users.

We believe that:

•	Large-format lithium-ion batteries offer key advantages over competing technologies

•	There are existing applications where advanced batteries are needed:

•	Telecom: lower cost of cooling/heating the facilities; less maintenance; remote monitoring.

•	Solar: less maintenance, longer battery life.

•	UPS: space/weight savings, higher reliability, less maintenance, longer life and lower life cycle cost.

•	The developing applications and trends reflect increasing market opportunities for advanced batteries in the future:

•	New wireless network installations with lower cost infrastructure

•	Heightened awareness of need for backup systems following 2003 blackout in Northeastern US

•	Wind and solar power

PATHS TO MARKETS

Our intended paths to the various markets are to:

•	Obtain funded development contracts

•	Sell directly to military and niche customers in transportation and stationary power markets

•	Sell to OEMs in the national security, transportation and stationary power markets

•	Design to customer specifications

•	Prototype and advanced product development (customer funds development and pilot production)

•	Produce small-volume requirements in-house

•	Establish relationships with major battery manufacturers for large-scale production to meet mass market requirements, including technology licensing, joint ventures and partnerships

•	Sell products manufactured by joint ventures, partnerships and technology licensees

MILESTONES

In 2002, we delivered a 42-volt automotive battery prototype to BMW under the auspices of the Astor Consortium of seven European auto manufacturers, and in January 2004 delivered a Hybrid Electric Vehicle (HEV) module to the Astor Program. Over the past twelve months, we have shipped our large-format GAIA batteries and cells to a variety of customers under firm purchase orders, including:

•	A defense systems integrator for a classified UK military application;

•	An electric bike OEM for a classified military application;

•	A defense contractor for an Unmanned Aerial Vehicle (UAV) application;

•	A nuclear power industry OEM for a portable radiation detector;

•	A phase II feasibility study from a leading submarine builder for a NATO Navy submarine application;

•	High-end European car manufacturers, including one of the world’s leading sports car manufacturers;

•	A heavy-duty vehicle OEM;

•	The US Advanced Battery Consortium (The U.S. “Big 3” Automakers + Department of Energy); and

•	Penn State University for an HEV application in a future truck competition entry.

TECHNOLOGY OVERVIEW

Our rechargeable lithium battery technology base dates back to 1983. Since 1983, LTC has evaluated a wide array of lithium-ion cell designs covering a broad spectrum of applications. These evaluations have involved coating a wide variety of electrode materials, including those for lithium-ion liquid, lithium metal and lithium polymer chemistries, onto a variety of substrates, including solid foils, expanded metal grids and fiber webs. We have engaged in high-yield pilot line operations since 1996. Over the last seven years, certain manufacturing steps were adapted to our pilot line to accommodate these new techniques. These factors have allowed us the flexibility to match the battery design to the application. In recent years, we have extended our experience to the assembly of full batteries complete with battery management systems. In 1997, we began focusing on unique large footprint flat cells and large battery assemblies comprised of stacked cells and control circuitry.

GAIA began as a venture business based upon proprietary, novel manufacturing technology in 1996. GAIA has developed technology to continuously extrude lithium-ion polymer electrodes and the separator that contains the final electrolyte solution. This simplifies the manufacturing process by eliminating process steps such as drying coatings, extraction of plasticizer, and cell activation with electrolyte solution. The result is a liquid-free process that operates at lower cost and with minimal emission of organic solvents. GAIA Europe unit’s plant is a modern facility with state-of-the-art automated equipment for extrusion/coating, lamination, winding, packaging and formation/testing.

In 2000, after four years of development, the GAIA team of experienced industrial managers, battery development engineers and production engineers, succeeded in advancing our GAIA Europe unit’s lithium polymer technology to the pilot production stage. By the end of 2001, the GAIA Europe unit had developed two new types of cylindrical cells which will be used in HEV batteries and in national security applications.

Our lithium-ion and lithium polymer batteries encompass both thin, flat prismatic cells and large wound cylindrical and prismatic cells. Our proprietary technology includes critical composition, processing, and packaging aspects of the battery. We also have experience in cell and battery manufacturing processes. Our coating, lamination and extrusion know-how enables us to achieve uniformity and consistency through a range of application techniques. We have the ability to handle large footprint cells and assemble cells into large battery stacks. In addition, we are familiar with many coating, lamination, extrusion, assembly, packaging, and formation equipment suites which can be scaled up for large volume operations.

Currently our electrodes are extruded and laminated on to foil current collectors. Work is ongoing to streamline the operation to an extrusion coating directly on to foil, while the separator will remain extruded. The resulting components are then wound and/or laminated together into thin, lightweight, flexible form factor polymer cells and packaged in either flat or cylindrical cell geometries. Batteries for the consumer, transportation, and industrial markets require different electro-chemical systems that we believe can be easily accommodated by our extrusion process. We also believe that our extrusion process can be applied to producing supercapacitators and electrodes for fuel cells.

The technological advantages of lithium-ion over other chemistries are as follows:

•	Versus lead acid:

•	Lithium-ion is 1/3 the weight and 1/2 the volume

•	Better suited to pulse power generated by regenerative braking (HEVs and EVs)

•	Wider range of temperature tolerance

•	No deterioration of capacity when kept at a low state of charge

•	Versus nickel-metal hydride:

•	Lithium-ion is 1/2 the weight and 2/3 the volume

•	Wider range of temperature tolerance

•	Better suited to pulse power generated by regenerative braking (HEVs and EVs)

•	Less heat generation

•	Less complex batteries and therefore less prone to failure (lithium-ion operates at 3.6V versus 1.2V for NiMH and therefore requires one-third the number of cells in order to attain the same voltage)

We believe that our GAIA cells and batteries have the following differentiators:

•	Large and modular cells for design flexibility

•	Common building blocks (cylindrical, prismatic cells and flexible flat cells) allow for various sizes, shapes and performance demands

•	Very low and high operating temperatures from -40[o]C to +55[o]C

•	Proprietary chemistry and technical design for superior performance, safety and long operating life

•	Low internal resistance allows for high power output and rapid charging with limited heat generation

•	Chemistry and design meets stringent safety demands

•	Many thousands of charge/discharge cycles (between 30 and 80 % depth of discharge)

•	Proprietary manufacturing process

•	Low cost extrusion and assembly allows scalability and opportunity for high gross margins

•	Environmentally friendly (no solvents)

Our GAIA Europe plant employs a proprietary extrusion-based process (versus solvent-based processes used by competitors) in the manufacturing of our rechargeable large-format lithium-ion batteries. This environmentally-friendly proprietary process reduces the costs of raw materials, labor, energy and capital in comparison to solvent-based production processes.

COMPETITION

Competition in the battery industry is, and is expected to remain, intense. In our target markets of transportation and stationary power systems, the principal competitive technologies are currently lead acid and nickel metal hydride. We believe that lithium-ion and lithium polymer batteries will enter this segment of the rechargeable battery market in the near future. We believe that lithium-ion and lithium polymer batteries will compete in this market based on superior performance and life cycle, particularly in the HEV market which requires constant deep cycle charge and discharge, high rate regenerative braking and operation over a wide range of temperatures.

The rechargeable battery industry consists of major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. We compete against companies producing lithium batteries as well as other primary and rechargeable battery technologies. Our primary competitors in the national security market are: Saft, Eagle-Pitcher, The Yardney Technical Products, Inc. and Ultralife Batteries, Inc. Our primary competitors in the Transportation Market are: Johnson Controls, Inc., Exide Technologies, Saft, Panasonic EV Energy Co., Ltd., The Sanyo Group of Companies, Delphi Automotive Systems, and Trojan Battery Company. Our primary competitors in the stationary power market are EnerSys, Inc., C&D Technologies, Inc. and Avestor.

DEVELOPMENT CONTRACTS AND RESEARCH GRANTS

We had revenue from development contracts and prototype sales of $229,000 and $121,000 for the years ended December 31, 2003 and 2002, respectively. In addition, we received a total of $885,000 and $1,112,000 from foreign government subsidies (research grants) for the years ended December 31, 2003 and 2002, respectively. As of April 13, 2004, the GAIA Europe unit had two technology research grants with European and German government entities. The end-dates for these grants range from March 2004 to May 2004 (with a possible extension), and the total amount due under these grants in the 2004 fiscal year is expected to be approximately $430,000.

INTELLECTUAL PROPERTY

PATENTS AND PROPRIETARY INFORMATION

As of April 13, 2004, 26 patents have been issued to LTC and LTC has four patent applications pending in the U.S. LTC also pursues foreign patent protection in countries of interest. LTC has been granted three foreign patents and has seven patent applications pending in foreign countries. DILO Trading holds patents for which the intellectual property was developed by DILO Trading in collaboration with GAIA. DILO Trading has granted GAIA the right to use these patents. As of April 13, 2004, five patents have been issued to DILO Trading and DILO Trading has 30 patent applications pending in Europe. Although we believe that the pending patent applications will be granted, no assurance to this effect can be given.

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

Our employees are required to enter into agreements providing for confidentiality and assignment of rights to inventions made by them while employed by us. There can be no assurance that these agreements will be enforceable by us.

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

In connection with terminating LTC’s previously proposed merger with Ilion Technology Corporation (“Ilion”), we entered into cross licensing agreements with Ilion effective January 8, 2002, whereby worldwide, non-exclusive, royalty free, perpetual licenses were granted by each to the other with respect to certain specified technology. The license from us to Ilion covers all product designs, processing techniques and knowledge known to “those skilled in the art” whether or not patented or patentable which we owned or possessed on December 31, 2001 and have communicated to Ilion or was developed by us pursuant to the LTC-Ilion merger agreement, solely as the foregoing relates to the materials, design and architecture of lithium-ion/lithium-ion polymer batteries and excluding any of the foregoing as it relates to lithium metal polymer batteries and excluding any improvements to the technology after December 31, 2001. The license from Ilion to us covers all product designs, processing techniques and knowledge known to “those skilled in the art” whether or not patented or patentable which Ilion owned or possessed on December 31, 2001 and has communicated to us or was developed by us pursuant to the LTC-Ilion merger agreement, solely as the foregoing relates to the materials, design and architecture of lithium-ion/lithium-ion polymer batteries and excluding any improvements to the technology after December 31, 2001.

As part of the licensing arrangement with Ilion, we agreed not to duplicate Ilion’s High Power Device product or design or any other aspect of the high power device system that can be protected by patent or may not be determined by outside analysis and agreed to not enter the power conditioning reliability market until the earlier of two years after Proteus Power LLC (or its successor) enters commercial production and December 31, 2004. We do not believe that Ilion-Proteus has yet entered into commercial production of this product. Subject to the foregoing, we have the right to use known conventional construction designs which exist in the commercial marketplace outside of Ilion-Proteus.

In connection with the Share Exchange, LTC and GAIA entered into a Strategic Alliance Agreement (the “Strategic Alliance Agreement”). The Strategic Alliance Agreement covers technology sharing and licensing, among other matters. The Strategic Alliance Agreement provides that as determined in accordance with the rules of inventorship, LTC will have sole ownership of all inventions, patents, know-how, trade secrets, technical information, data, manufacturing processes, designs, ideas, and the like (“Technology”) invented, discovered or developed solely by our GAIA USA unit or its employees or agents prior to and during the term of the Strategic Alliance Agreement (“LTC Technology”) and GAIA will have sole ownership of all Technology invented, discovered or developed solely by our GAIA Europe unit, or its employees or agents prior to and during the term of the Strategic Alliance Agreement (“GAIA Technology”). LTC and GAIA will each own jointly and equally with the other all Technology invented, discovered or developed jointly by the two units, their employees or agents during the term of the Strategic Alliance Agreement (“Strategic Alliance Technology”).

Pursuant to the Strategic Alliance Agreement, LTC granted to GAIA a worldwide, non-sublicensable, royalty-free license of all LTC Technology and GAIA granted to LTC a worldwide, non-sublicensable, royalty-free license of all GAIA Technology. Neither party may sell, transfer, divest or license to any third party, any Strategic Alliance Technology or any interest in the Technology that is the subject of the foregoing licenses without the written consent of the other party.

Pursuant to the Strategic Alliance Agreement, each party will have full responsibility for the application, prosecution, and maintenance of patents and/or patent applications worldwide for those inventions which are solely owned by such party. Unless the parties determine otherwise, all patent applications relating to LTC Technology, GAIA Technology and Strategic Alliance Technology will be filed in the U.S. and Germany. LTC will be the owner of any resulting patents, approvals or licenses issued by any governmental entity relating to any LTC Technology. GAIA will be the owner of any resulting patents, approvals or licenses issued by any governmental entity relating to any GAIA Technology. LTC and GAIA will be co-owners on an equal basis, of any resulting patents, approvals or licenses issued by any governmental entity relating to any Strategic Alliance Technology. LTC and GAIA have the right to bring and maintain any appropriate suit or action for infringement of any patent or other right with respect to Technology owned by such party.

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

RAW MATERIALS

We purchase various raw materials for use in our batteries. Certain materials used in our products are available only from a limited number of sources. The industry currently has sufficient capacity to meet our needs. There is no assurance, however, that our sources will remain available or the currently adequate supply of raw materials will continue.

RESEARCH AND DEVELOPMENT

We devote substantial resources to technology development activities related to the development of our battery products. Our research has focused upon bringing existing available technology to viable commercial production for specific applications. The majority of our effort is directed towards product quality, process yield improvement, identifying alternative raw materials and supplies for use in our batteries, and cost reduction. We seek evolutionary improvements for cell and battery design, including controls. We evaluate new materials, which are not direct substitutes, for use in our batteries, but offer advantages such as cost, safety and performance. We also investigate and develop patentable ideas in product design or processing that can offer added protection or licensing potential. During the fiscal years ended December 31, 2003 and 2002, we spent approximately $4,383,000 and $2,683,000, respectively, on research and development activities. We expect that product development expenses will increase significantly as we continue to advance our battery technology and develop products for commercial applications.

EMPLOYEES

As of April 13, 2004, we employed a total of 11 full-time and 1 part-time employees at GAIA USA, and 31 full-time and 2 part-time employees at GAIA Europe. In addition to being employees of LTC, Franz Kruger and Ralf Tolksdorf, are compensated through separate consulting agreements with GAIA (see Item 10 “Executive Compensation – Employment Agreements and Certain Employee Matters”). None of our employees at the GAIA USA unit or the GAIA Europe unit are represented by a labor union. We consider our employee relations to be good.

GOVERNMENT REGULATION, SAFETY, ENVIRONMENTAL COMPLIANCE

We are subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. Although it is our intent to comply with all such requirements and regulations, there can be no assurance that we are at all times in compliance. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, there can be no assurance that these requirements will not change or become more stringent in the future.

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

Our manufacturing process incorporates pulverized solids, which can be toxic to employees when allowed to become airborne in high concentrations. We have incorporated safety controls and procedures into our pilot line manufacturing processes designed to maximize the safety of our employees and neighbors. Any related incident, including fire or personnel exposure to toxic substances, could result in significant production delays or claims for damages resulting from injuries, which could adversely affect our operations and financial condition.

Prior to commercial production of our batteries, we will seek to obtain approval of our products by one or more of the organizations engaged in product safety, such as Underwriters’ Laboratories. Such approvals could require significant time and resources from our technical staff and, if redesign were necessary, result in a delay in the commercialization of our products.

The U.S. Department of Transportation (USDOT) and the International Air Transport Association (IATA) have recently revised their regulations covering shipment of lithium ion batteries. Due to the size of our prototype HEV batteries, a permit is required to transport our lithium batteries from our manufacturing facility. Although similar batteries with other chemistries are routinely shipped from manufacturing facilities to all parts of the world, no assurance can be given that we will not encounter any difficulties in complying with new or amended USDOT or IATA regulations or regulations developed by other agencies such as the International Civil Aviation Organization or International Maritime Dangerous Goods.

ITEM 2. DESCRIPTION OF PROPERTY

LTC leases a 12,400 square foot research and development facility at 5115 Campus Drive in Plymouth Meeting, Pennsylvania. This facility is leased pursuant to a Lease Agreement with PMP Whitemarsh Associates dated July 22, 1994, as amended. The facility is being leased under a one-year lease extension that commenced on April 2, 2004 and ends on March 31, 2005. The base annual rent under the lease is $146,268. This facility has sufficient space to meet the near-term needs of the GAIA USA unit. At the facility, we have a semiautomatic cell packaging and filling machine, coating equipment and lamination equipment, pieces of equipment critical to our ability to produce pilot quantities of batteries and to specify expansion and upgrading of continuous flow manufacture. Our corporate headquarters are located at the Plymouth Meeting, Pennsylvania facility.

GAIA owns a 176,000 square foot renovated research and development facility in the city of Nordhausen, Thuringia Germany. This facility has sufficient space to meet the near-term needs of the GAIA Europe unit and can be upgraded to increase production capacity from 1,000 to 3,600 watt-hours per day with a small investment of capital.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded in the over-the-counter market, and “bid” and “asked” prices in the common stock are quoted on the NASD OTC Electronic Bulletin Board under the symbol “LTHU”. The following table sets forth certain information with respect to the high and low bid prices for our common stock as of the close of each of the four calendar quarters of 2003 and 2002. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

	Bid Prices for Common Stock
	High	Low
2003
Fourth Quarter	2.6000	1.8000
Third Quarter	2.6000	1.5000
Second Quarter	2.0000	1.2000
First Quarter	2.4000	1.4000

2002
Fourth Quarter	2.6000	1.6000
Third Quarter	2.8000	1.4000
Second Quarter	3.6000	2.2000
First Quarter	4.8000	3.7000

On April 13, 2004, the last sale price quoted on the OTC Bulletin Board was $2.20. As of April 13, 2004, there were approximately 940 holders of record of our common stock.

DIVIDENDS

We have never paid cash dividends on our common stock and do not presently anticipate paying cash dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for use in our business for an indefinite period. Payments of dividends in the future, if any, will depend on, among other things, our ability to generate earnings, our need for capital, and our financial condition. Our 10% debentures prevent us from paying cash dividends on our common stock. Additionally, our ability to pay dividends is limited by applicable state law. Declaration of dividends in the future will remain within the discretion of our Board of Directors, which will review the dividend policy from time to time.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as to securities issuable upon exercise of outstanding options and warrants and available for issuance under equity compensations plans as of December 31, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0		N/A	N/A

Equity compensation plans not	Options:
approved by security holders	1994 Plan-	58,794	$ 5.20	0(1)
	Directors Plan-	7,918	$ 5.60	0(1)
	1998 Plan-	49,905	$ 5.60	0(1)
	2002 Plan-	41,250	$ 3.80	308,750

	Warrants:
		10,000 834,307 150,000	$ 2.20 $ 3.00 $ 3.70	0 0 0

Total		1,152,174	$ 3.36	308,750

(1)	Option Plan terminated as of December 31, 2002.

The following stock option and incentive plans are the plans of LTC and not of GAIA. GAIA does not have any stock option or incentive plans.

1994 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 1994 Stock Incentive Plan (the “1994 Stock Plan”) in February 1994. The 1994 Stock Plan was terminated as of December 31, 2002. All options outstanding under the 1994 Stock Plan were 100% vested in February 2000. Vested options are exercisable for up to sixty months upon termination of the grantees employment or association with LTC.

DIRECTORS STOCK OPTION PLAN

In August 1995, the Board of Directors of LTC adopted the Directors Stock Option Plan (the “Directors Plan”).

The Directors Plan was terminated as of December 31, 2002. All options outstanding under the Directors Plan were 100% vested in February 2000. Upon the termination of a participants association with LTC, options granted will remain exercisable for a period of three months or until the state expiration of the stock option, if earlier.

1998 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 1998 Stock Incentive Plan (the “1998 Plan”) in December 1998. The 1998 Plan was terminated as of December 31, 2002. All options outstanding under the 1998 Plan were 100% vested in February 2000. Vested options are exercisable for up to sixty months upon termination of the grantee’s employment or association with LTC.

2002 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 2002 Stock Incentive Plan (the “2002 Plan”) in January 2002. The 2002 Plan terminates in 2012. A total of 350,000 shares of common stock are reserved and available for grant. The exercise price of an option granted under the 2002 Plan will not be less than the fair market value of LTC’s Common Stock on the date of grant; however, for any non-qualified stock option the option price per share of Common Stock, may alternatively be fixed at any price deemed to be fair and reasonable as of the date of the grant. Options granted that are not vested will be cancelled immediately upon termination of the grantee’s employment or association with LTC, except in certain situations such as retirement, death or disability. Vested options are exercisable for up to sixty months upon termination of the grantee’s employment or association with LTC.

WARRANTS

See Note 14 to Consolidated Financial Statements for a description of our outstanding warrants.

SECURITIES ISSUED DURING QUARTER ENDED DECEMBER 31, 2003

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements included elsewhere in this Report.

GENERAL

OVERVIEW

We are a development and pilot-line production stage company that develops large format lithium-ion rechargeable batteries to be used as a new power source for emerging applications in the national security, transportation and stationary power markets.

Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of December 31, 2003, we had an accumulated deficit of $37,579,000. Our operations have been financed primarily through equity financings, loans from shareholders, other related parties, loans from silent partners and bank borrowings secured by assets.

In October and December 2002, LTC closed the Share Exchange in which LTC acquired a 100% interest in GAIA through LTC’s acquisition of 100% of the outstanding shares of GAIA Holding from Arch Hill Ventures in exchange for LTC’s issuance to Arch Hill Ventures of 1,000 shares of LTC’s Series A Preferred Stock. The Preferred Stock was converted into 5,567,027 shares of LTC’s common stock on February 25, 2004. Arch Hill Capital controls Arch Hill Ventures.

Subsequent to the Share Exchange, Arch Hill Capital controls LTC. As a result, the Share Exchange is accounted for as a reverse acquisition, whereby for financial reporting purposes, GAIA Holding is considered the acquiring company. Hence, the historical financial statements of GAIA Holding became the historical financial statements of the Company and include the results of operations of LTC only from the acquisition date.

The historical consolidated financial statements presented herein are those of GAIA Holding and only include the operating results of LTC from October 4, 2002.

Effective July 28, 2003, LTC implemented a one-for-twenty reverse stock split of the Company’s common stock (See Note 14). On May 9, 2003, the Company reduced the outstanding and authorized Series A Preferred Stock from 100,000 to 1,000 shares (See Note 14). The reverse stock split and Series A Preferred Stock reduction have been reflected retroactively in the accompanying financial statements and notes for all periods presented and all applicable references as to the number of common shares and per share information, preferred shares, stock option data and market prices have been restated to reflect the reverse stock split and Preferred Stock reduction. In addition, stockholders’ deficit has been restated retroactively for all periods presented for the par value of the number of shares that were eliminated.

JANUARY 2004 CONVERTIBLE DEBENTURE FINANCING

General

On January 20, 2004, we entered into a securities purchase agreement with an investment group to purchase $2,000,000 of our 10% Convertible Debentures Due 2006 (“January 2004 debentures”) with attached warrants to purchase up to 1,000,000 shares of our common stock. On January 22, 2004 we closed the convertible debenture financing. The proceeds were used for working capital. We are continuing to seek other financing initiatives to meet our working capital needs and to complete our product commercialization process.

We paid a finder cash at the closing of the January 2004 debenture financing in the amount of 7% of the total proceeds of the financing. The finder is also entitle to receive from us warrants to purchase such number of shares of the our common stock equal to 10% of the aggregate number of fully diluted and/or converted shares of common stock as are purchased by the January 2004 debenture holders (after giving effect to any increase in shares under a ratchet or similar provision pursuant to which the number of shares initially purchased is subsequently increased). The warrants will be exercisable until January 20, 2009 and will have an exercise price per share equal to 110% of the effective per share price paid by the January 2004 debenture holders for the securities purchased by such debenture holders.

General Description of January 2004 Debentures

Our January 2004 debentures have a maturity date of January 20, 2006 at which time the principal amount and all accrued interest on the debentures is due and payable. Interest payments on the January 2004 debentures are due and payable in cash, or at the option of the January 2004 debenture holder, in our common stock at a price equal to the conversion price of our common stock as described below. Interest is due quarterly commencing March 31, 2004. Any amount of principal or interest on the January 2004 debentures which is not paid when due bears interest at 15% per annum from the due date of such payment default.

The January 2004 debentures are secured by security agreements under which we pledged substantially all of our assets, including our goods, fixtures, equipment, inventory, contract rights, receivables and intellectual property and certain equipment of GAIA.

The January 2004 debentures are convertible at any time at the option of the holder into shares of our common stock. The conversion price of our common stock used in calculating the number of shares issuable upon conversion, or in payment of interest on the 10% debentures, is the lesser of:

•	50% of the average of the lowest three trading prices of our common stock for the twenty trading days ending one trading day prior to the date we receive a conversion notice from a January 2004 debenture holder; and

•	a fixed conversion price of $2.00.

We have the right to prepay all or a portion of the outstanding January 2004 debentures and accrued and unpaid interest upon prior written notice to the holders of the January 2004 debentures in an amount equal to 130% of principal and interest for prepayments occurring from January 20, 2004 through March 19, 2004, 140% for prepayments of principal and interest occurring from March 20, 2004 through April 18, 2004 or 150% for prepayment of principal and interest occurring after April 18, 2004. If we prepay all of the outstanding January 2004 debentures, we must issue an aggregate of 2.5% of our total issued and outstanding common stock to the January 2004 debenture holders on a pro rata basis.

Description of Warrants Issued on the January 2004 Debenture Financing

The warrants purchased by the January 2004 debenture holders entitle the January 2004 debenture holders to purchase 1,000,000 shares of our common stock at an exercise price of $2.00 per share.

The warrants expire on January 20, 2009. The warrants are subject to exercise price adjustments upon the occurrence of certain events including stock dividends, stock splits, mergers, reclassifications of stock or our recapitalization. The exercise price of the warrants is also subject to reduction if we issue any rights, options or warrants to purchase shares of our common stock at a price less than the market price of our shares as quoted on the OTC Bulletin Board, subject to certain exceptions.

Also, if at any time, we declare a distribution or dividend to the holders of our common stock in the form of cash, indebtedness, warrants, rights or other securities, the holders of the warrants are entitled to receive the distribution or dividend as if the warrant holders had exercised the warrants.

Registration Rights Agreement with the January 2004 Debenture Holders

Simultaneously with the execution of the securities purchase agreement, we entered into a registration rights agreement with the January 2004 debenture holders. The holders of the January 2004 debentures and attached warrants are entitled to registration of the shares underlying the January 2004 debentures, warrants and any shares issuable upon repayment of the debentures by April 29, 2004. The holders are also entitled under the registration rights agreement to certain “piggy-back” registration rights if we file a registration statement relating to a sale of securities for our own account.

APRIL 2004 DEBT EXCHANGE

General

On April 13, 2004, pursuant to a Debt Exchange Agreement between LTC, GAIA Holding, GAIA, Arch Hill Capital and Arch Hill Ventures, we exchanged debt owed to Arch Hill Capital and Arch Hill Ventures for our debentures and equity securities. Pursuant to the terms of our bridge financing agreement with Arch Hill Capital, amounts outstanding under any promissory notes issued from July 29, 2002 to December 2002 were exchangeable into debentures in the amount of such promissory notes and one warrant for each $1.00 principal of debentures, on the same terms as the securities issued to the January 2004 debenture holders (the “January 2004 Securities”). Further, pursuant to the terms of the bridge financing agreement, Arch Hill Capital had the option to apply all amounts due under bridge notes issued from January 1, 2003 for 10% debentures in the amount of such promissory notes and one warrant for each $1.00 principal of debentures, on the same terms as the January 2004 Securities. Arch Hill Capital waived its right to acquire securities having the same terms as the January 2004 Securities for all of the bridge notes issued from January 1, 2003 to April 13, 2004, other than with respect to $1,412,625 of bridge notes issued in 2003, provided shares of our common stock and warrants were issued for such debt.

Based on the foregoing, on April 13, 2004, (i) $1,587,375 of bridge notes held by Arch Hill Capital and issued in 2002 were exchanged for $1,587,375 of our 10% Convertible Debentures Due 2006 and warrants to purchase up to 793,688 shares of our common stock exercisable at $2.00 per share, (ii) $1,412,625 of bridge notes held by Arch Hill Capital and issued in 2003 were exchanged for $1,412,625 of our 10% Convertible Debentures Due 2006 and warrants to purchase up to 706,312 shares of our common stock exercisable at $2.00 per share, (iii) $5,459,502 of bridge notes issued in 2003 and $918,159 of bridge notes issued from January 1, 2004 through April 13, 2004 and $323,284 of interest on the bridge notes issued in 2003 and 2004 were exchanged for 6,069,697 shares of our common stock and warrants to purchase up to 10,500,000 shares of our common stock exercisable at $2.40 per share and (iv) $23,185,604 of debt owed to Arch Hill Ventures was exchanged for 21,001,453 shares of our common stock. As a condition to the closing of the debt exchange, we received from our financial advisor, an opinion that the debt exchange is fair from a financial point of view to our stockholders.

General Description of April 2004 Debentures

The April 2004 debentures have a maturity date of April 13, 2006 at which time the principal amount and all accrued interest on the April 2004 debentures is due and payable. Interest payments on the April 2004 debentures are due and payable in cash, or at the option of Arch Hill Capital, in our common stock at a price equal to the conversion price of our common stock as described below. Interest is due quarterly commencing June 30, 2004. Any amount of principal or interest on the April 2004 debentures which is not paid when due bears interest at 15% per annum from the due date of such payment default.

The April 2004 debentures are convertible at any time at the option of the holder into shares of our common stock. The conversion price of our common stock used in calculating the number of shares issuable upon conversion, or in payment of interest on the April 2004 debentures, is the lesser of:

•	50% of the average of the lowest three trading prices of our common stock for the twenty trading days ending one trading day prior to the date we receive a conversion notice from a 10% debenture holder; and

•	a fixed conversion price of $2.00.

We have the right to prepay all or a portion of the outstanding April 2004 debentures and accrued and unpaid interest upon prior written notice to the holders of the April 2004 debentures in an amount equal to 130% of principal and interest for prepayments occurring from April 13, 2004 through June 12, 2004, 140% for prepayments of principal and interest occurring from June 13, 2004 through July 12, 2004 or 150% for prepayment of principal and interest occurring after July 12, 2004.

Description of Warrants Issued in the Debt Exchange

In the debt exchange, we issued warrants to Arch Hill Capital to purchase 1,500,000 shares of our common stock at an exercise price of $2.00 per share and warrants to purchase 10,500,000 shares of our common stock at $2.40 per share.

The warrants issued to Arch Hill Capital expire on April 13, 2009. The warrants are subject to exercise price adjustments upon the occurrence of certain events including stock dividends, stock splits, mergers, reclassifications of stock or our recapitalization. The exercise price of the warrants is also subject to reduction if we issue any rights, options or warrants to purchase shares of our common stock at a price less than the market price of our shares as quoted on the OTC Bulletin Board.

Also, if at any time, we declare a distribution or dividend to the holders of our common stock in the form of cash, indebtedness, warrants, rights or other securities, the holders of the warrants are entitled to receive the distribution or dividend as if the holder had exercised the warrant.

Registration Rights

The shares of common stock issued in the debt exchange and issuable upon conversion of the April 2004 debentures and exercise of the warrants are restricted securities. Arch Hill Capital and Arch Hill Ventures have the right to include all of the securities owned by such entities, including the securities issued in the debt exchange, in the registration statement that we are required to file to register the securities issued in connection with the closing of our January 2004 debenture financing. However, pursuant to an agreement entered into with the holders of the January 2004 debentures, any Arch Hill Capital and Arch Hill Ventures securities included in the registration statement may not be sold during the first 12 months that the registration statement is declared effective by the Securities and Exchange Commission, unless the January 2004 debentures have been repaid or converted prior to that time.

PROVISIONS APPLICABLE TO JANUARY 2004 DEBENTURES AND APRIL 2004 DEBENTURES

The January 2004 debentures and the April 2004 debentures (together, the “10% debentures”) both include the following provisions:

Conversion Price Adjustment

Under the terms of the 10% debentures, the conversion price of the 10% debentures is subject to change in the event:

•	we make a public announcement that we intend to consolidate or merge with any other corporation (other than a merger in which we are the surviving or continuing corporation and our capital stock is unchanged) or sell or transfer all or substantially all of our assets; or

•	any person, group or entity publicly announces a tender offer to purchase 50% or more of our common stock (or any other takeover scheme).

In case of any of the above events, the conversion price of the 10% debentures will, effective upon the announcement date of any of such transaction and continuing through the termination or abandonment of the proposed transaction which caused these terms of the 10% debentures to become operative, be the lower of:

•	the conversion price which would have been applicable for a conversion occurring on the announcement date of such transaction; and

•	the conversion price that would otherwise be in effect.

Sale of Assets, Etc.

Under the terms of the 10% debentures, if we at any time sell, convey or dispose of all or substantially all of our assets, effectuate any transaction or series of related transactions in which more than 50% of the voting power of our stock is disposed of, or we consolidate, merge or combine with any other entity and we are not the survivor, then at the option of the 10% debenture holder either:

•	the 10% debenture holder may participate in the transaction as if the 10% debenture holder had converted the 10% debentures prior to such transaction; or

•	such event will be deemed to be an event of default pursuant to which we will be required to pay the 10% debenture holder upon consummation of such transaction an amount equal to the greater of:

•	130% of the outstanding principal amount plus accrued interest on the 10% debentures plus default interest, if any, plus any amounts owed to the 10% debenture holder under the registration rights agreement; and

•	the value of the number of shares of our common stock into which the 10% debentures are convertible based upon the trading price of our common stock on the day preceding the date of payment.

Distributions

Under the terms of the 10% debentures, if at any time the 10% debentures are outstanding, we:

•	distribute any shares of our common stock in a merger, consolidation, exchange of shares, recapitalization or reorganization or we sell all or substantially all of our assets (other than in connection with a plan of complete liquidation), the 10% debenture holders are entitled to participate in the distribution as if the 10% debenture holders had converted the 10% debentures;

•	distribute any of our assets to our stockholders as a dividend, stock repurchase, return of capital, or otherwise, the 10% debenture holders are entitled to participate in the distribution as if the 10% debentures holders had converted the 10% debentures; or

•	issue or sell any shares of our common stock for no consideration or at a price less than $2.00 per share, subject to certain exceptions, then the $2.00 fixed conversion price of the 10% debentures will be reduced to the price per share we receive on the issuance or sale.

Purchase Rights

Under the terms of the 10% debentures, if we issue any convertible securities or right to purchase stock, warrants securities or other property to the holders of our common stock, the 10% debenture holders are entitled to acquire such purchase rights as if the 10% debenture holders have converted the 10% debentures.

Covenants Contained in the Debentures

Under the terms of the 10% debentures, we are required to reserve from our authorized and unissued common stock a sufficient number of shares to provide for the issuance of common stock upon the full conversion of the 10% debentures and exercise of the warrants. We are required at all times to have authorized and reserved two times the number of shares that is actually issuable upon full conversion of the 10% debentures and exercise of the warrants (based on the conversion price of the 10% debentures and exercise price of the warrants in effect from time to time).

In the event that we do not have authorized the maximum number of shares for issuance as required by the 10% debentures, we must use our best efforts to seek and obtain shareholder approval to authorize the issuance of the full number of shares of common stock which would be issuable upon full conversion of the then outstanding 10% debentures as soon as practicable.

The January 2004 debentures also provide that if, at any time a holder of a 10% debenture submits a notice of conversion, and we do not have sufficient authorized but unissued shares of common stock available to effect such conversion, we must issue to the holder of the 10% debenture all of the shares of common stock which are then available to effect such conversion. In addition, we must pay to the 10% debenture holder a conversion default payment in the amount of 130% of the sum of the then outstanding principal amount of the 10% debenture plus accrued and unpaid interest. The conversion default payment must be paid through the date that we authorize a sufficient number of shares of common stock to effect conversion of the full outstanding principal balance of the 10% debenture. The conversion default payments for each calendar month are payable in cash or are convertible into common stock at such time as there are sufficient authorized shares of common stock at the applicable conversion price, at the option of the 10% debenture holder.

The 10% debentures provide that we may not, without the prior written consent of the debentures holders, do any of the following:

•	pay, declare or set apart for payment any dividend or other distribution on shares of our capital stock other than shares issued in the form of a stock dividend;

•	redeem, repurchase or otherwise acquire any shares of our capital stock or any warrants, rights or options to purchase or acquire our shares of capital stock;

•	sell, lease or otherwise dispose of any significant portion of our assets outside of the ordinary course of our business;

•	lend money, give credit or make advances to any person or entity except as in existence or committed on the date of issuance of the 10% debentures, in the ordinary course of our business or not in excess of $50,000; or

•	assume, guarantee, endorse or otherwise become liable upon the obligation of any person or entity except as in existence or committed on the date of issuance of the 10% debentures, in the ordinary course of our business or not in excess of $50,000.

The January 2004 debentures also provide that we may not without the consent of the holder of such debentures:

•	incur any indebtedness, except indebtedness in existence or committed on January 20, 2004 and additional borrowings from existing lenders of which we have informed the holders of the 10% debentures, indebtedness to trade creditors or financial institutions incurred in the ordinary course of our business or to repay the 10% debentures.

Covenants

The securities purchase agreement and debt exchange agreement each contain a number of covenants, including the following:

•	we must timely permit the transfer of the 10% debentures, warrants and conversion shares which are eligible for transfer under an exemption from registration;

•	we must timely file all of our reports with the Securities and Exchange Commission;

•	we must keep at all times authorized and reserved for issuance, two times the number of shares that is actually issuable upon full conversion of the 10% debentures and exercise price of the warrants (based on the conversion price of the 10% debentures and exercise price of the warrants in effect from time to time);

•	we must maintain the listing of the common stock and the shares issuable upon conversion of the 10% debentures or exercise of the warrants on at least the OTC Bulletin Board (or equivalent replacement exchange), the NASDAQ National Market, the NASDAQ SmallCap Market, the New York Stock Exchange or the American Stock Exchange; and

•	we must maintain our corporate existence and we may not sell all or substantially all of our assets except in the event of a merger or consolidation or sale where the surviving entity assumes all of our obligations under the securities purchase agreement, the 10% debentures and related agreements and such entity is a publicly traded corporation whose stock is listed for trading on the OTC Bulletin Board, NASDAQ, the NASDAQ SmallCap Market, the New York Stock Exchange or the American Stock Exchange.

The securities purchase agreement also contains the following covenants:

•	we may not without the consent of the majority of the January 2004 debenture holders, grant any registration rights to any third party at any time prior to 12 months from the date the registration statement that we are required to file under our registration rights agreement with the January 2004 debenture holders becomes effective; and

•	we may not without the consent of the majority of the January 2004 debenture holders, conduct any equity financing during the period ending 30 months after the effective date of the registration statement we are required to file under our registration rights agreement with the January 2004 debenture holders without providing the January 2004 debenture holders with the opportunity to participate in the equity financing on the same terms and conditions offered to the potential investors.

In the event of a breach of any material covenant in the securities purchase agreement, we are required to pay to the January 2004 debenture holders damages in the amount of 3% of the outstanding amount of the January 2004 debentures per month of such breach plus accrued and unpaid interest on the January 2004 debentures, prorated for partial months, in cash or shares at the conversion price of the January 2004 debentures, at our option, until such breach is cured.

Events of Default under the 10% Debenture

If we commit an event of default under the 10% debentures, the 10% debentures will become immediately due and payable and we must pay to the 10% debenture holders an amount equal to the greater of:

•	130% of the outstanding principal amount plus accrued interest on the 10% debentures plus default interest, if any, plus any amounts owed to the 10% debenture holders under the registration rights agreement; or

•	the value of the number of shares of our common stock into which the 10% debentures are convertible based upon the trading price of our common stock on the day preceding the date of payment.

In the event of default under the January 2004 debentures the holders of such debentures would also have the right to exercise their rights under the security agreements securing the January 2004 debentures which could lead to control of substantially all of our assets by the January 2004 debenture holders.

Events of default under the 10% debentures include:

•	our failure to pay timely any principal or interest due on the 10% debentures;

•	our failure or inability to issue shares of our common stock upon conversion of the 10% debentures or exercise of the attached warrants;

•	our breach of any of the material covenants, representations or warranties included in the 10% debentures or the related purchase agreement or registration rights agreement, as applicable

•	an assignment by us for the benefit of creditors or appointment of a receiver or trustee for a substantial part of our business or property;

•	an unstayed judgment entered against us for more than $100,000;

•	bankruptcy, insolvency, reorganization, liquidation proceedings or similar proceedings instituted by or against us or any of our subsidiaries; or

•	our failure to maintain the listing of our common stock on the OTC Bulletin Board (or equivalent replacement exchange), the NASDAQ National Market, the NASDAQ SmallCap Market, the New York Stock Exchange or the American Stock Exchange.

Events of default under the January 2004 debentures also include:

•	our failure to file a registration statement covering the shares underlying the 10% debentures and warrants by May 10, 2004 or failure to have the registration statement effective by August 27, 2004, or lapses in effectiveness of the registration statement for more than 20 consecutive days or 40 days in any twelve-month period after the registration statement becomes effective.

Standstill Agreements of Arch Hill

Arch Hill Capital and Arch Hill Ventures agreed, in connection with the sale of our January 2004 debentures, that neither they nor their affiliates would, for a period beginning January 20, 2004 and ending 12 months from the date the registration statement covering the January 2004 debentures and warrants is declared effective by the Securities and Exchange Commission or such earlier date that we repay all amounts due under the January 2004 debentures or that all of the January 2004 debentures have been fully converted:

•	offer to sell, contract to sell, pledge, grant any rights or otherwise dispose of any shares of our common stock held by such entities without the prior consent of the January 2004 debenture holders; or

•	engage in any hedging transactions which are designed or reasonably expected to lead to or result in a disposition of the shares of our common stock held by such entities.

Arch Hill Capital and Arch Hill Ventures also agreed not to, without our consent, exercise any right that it may have to exchange any debt owed by us or any subsidiary of ours during such period as we are engaging a financial advisor to opine on the debt transaction which period may not extend beyond June 30, 2004.

RESULTS OF OPERATIONS

Revenues from development contracts and prototype sales increased by $108,000 or 89% to $229,000 in 2003 from $121,000 in 2002. Revenues from development contracts and prototype sales in 2003 increased largely due to an increase in technology and marketing activities in large high rate battery applications, which resulted in increased prototype and development contracts as well as a full year of operating results of LTC for 2003 versus three months in 2002 from the effective date of the Share Exchange.

Engineering, research and development expenses in 2003 increased by 63% to $4,383,000 from $2,683,000 in 2002. These increases resulted primarily from advancement of our technology in large high rate battery applications and the inclusion of the operating results of LTC for a full year. We expect our engineering, research and development expenses to increase slightly in fiscal 2004.

General and administrative expenses in 2003 increased by $1,588,000 or 76% to $3,665,000 from $2,077,000 in 2002. These increases were due to increased legal, accounting and financial printer expenses related to the preparation of GAIA Holding financial statements in accordance with U.S. GAAP, increased travel expenses, preparation of the Company’s SEC filings, and the inclusion of the operating results of LTC for a full year.

Depreciation and amortization for 2003 increased by $836,000 or 128% to $1,489,000 from $653,000 in 2002. $9,965,000 of the purchase price of the Share Exchange was allocated to intangible assets (patents) and will be amortized ratably over 12 years commencing October 2002. $167,000 and $872,000 of such allocation was amortized during the years ended December 31, 2002 and 2003, respectively.

$3,700,000 of the purchase price of the Share Exchange was allocated to in-process research and development and resulted in $3,700,000 of intangible expenses for 2002.

Income from foreign government subsidies in 2003 decreased by $227,000 or 20% to $885,000 from $1,112,000 in 2002. These decreases resulted from the completion of a number of foreign government subsidy contracts, and a shift in emphasis from contract research to commercial production.

Interest expense, net of interest income, for 2003 increased by $500,000 or 40% to $1,761,000 from $1,261,000 in 2002. Interest expense increased as a result of increased loans from Arch Hill Capital and Arch Hill Ventures during fiscal 2002 and 2003.

There was a net loss of $10,191,000 or $1.02 per share for the year ended December 31, 2003 as compared to a net loss of $9,184,000 or $1.38 for the year ended December 31, 2002. The increase in the net loss was primarily related to inclusion of the operating results of LTC for a full year.

Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of December 31, 2003, our accumulated deficit was $37,579,000.

LIQUIDITY AND FINANCIAL CONDITION

We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets.

Arch Hill Capital entered into a bridge financing agreement with LTC as of January 8, 2002, as amended from time to time. Effective October 4, 2002, in connection with waiving the $5,000,000 financing condition of the closing of the Share Exchange, LTC and Arch Hill Capital amended the bridge financing loan agreement to provide that any promissory notes issued on or after July 29, 2002 would be applied against the purchase price of equity securities being sold by LTC in any equity financing after the closing of the Share Exchange and that any promissory note issued prior to July 29, 2002 would be converted into common stock as of the closing of the Share Exchange.

On October 4, 2002, $1,914,567 in principal of outstanding promissory notes issued by LTC to Arch Hill Capital prior to July 29, 2002 were converted, at $1.60 per share, into 1,196,604 shares of LTC common stock. $1,588,000 in principal of non-convertible promissory notes were issued from July 29, 2002 through December 31, 2002. The amounts due under the non-convertible notes issued from July 29, 2002 through December 31, 2002 are not repayable in cash but are to be applied against the purchase price of any equity securities sold by us in any equity financing after the issuance of the notes.

On April 14, 2003, we and Arch Hill Capital amended the Arch Hill Capital bridge financing agreement to provide that the entire principal balance and all other sums due and payable under any Promissory Note issued from July 29, 2002 to December 31, 2002 shall be applied against the purchase price of equity securities being sold by us in any equity financing after April 14, 2003. The entire principal balance and all other sums due and payable under any Promissory Note issued on or after January 1, 2003 shall be payable upon twelve months written demand by Arch Hill. Notwithstanding the foregoing, at the option of Arch Hill, the principal balance and all other sums due and payable under any Promissory Note issued on or after January 1, 2003 may be applied against the purchase price of equity securities being sold by us in any equity financing after the date of such note.

From January 1, 2003 through December 31, 2003, $6,872,000 in principal of promissory notes were issued under the bridge financing agreement. From January 1, 2004 through April 8, 2004, $918,000 in principal of promissory notes were issued under the bridge financing agreement.

The Arch Hill bridge financing agreement, as amended, does not contain a maximum of the amount of funding that may be advanced under such agreement. Accordingly, there is no maximum amount of notes that may be issued to Arch Hill Capital. The amount of notes will be related to the working capital advances made by Arch Hill Capital to us and the length of time until a new debt or equity financing is completed.

Arch Hill Ventures has entered into a bridge financing agreement with GAIA. (See “Long Term Liabilities — Subordinated Loans From Related Party.”). As of December 31, 2003, advances from Arch Hill Ventures to GAIA under this agreement were $27,625,000.

At December 31, 2003, cash and cash equivalents were $127,000. Total liabilities at December 31, 2003 were $52,181,000 consisting of current liabilities in the aggregate amount of $4,505,000 and long-term liabilities in the amount of $47,676,000. As of December 31, 2003, our working capital deficit was $3,506,000. We expect to incur substantial operating losses as we continue our commercialization efforts.

At December 31, 2003, assets included $3,203,000 due from related parties, property and equipment, net, of $5,635,000, net intangibles of $9,084,000, and other assets of $20,000.

In January 2004, we sold $2,000,000 of our January 2004 debentures with attached warrants to purchase up to 1,000,000 shares of our common stock in a private placement to an investment group. See “January 2004 Convertible Debenture Financing.”

In February 2004, Arch Hill Capital converted the $3,949,000 convertible promissory note issued by us into 1,974,500 shares of our common stock, pursuant to the terms of such note and Arch Hill Ventures converted 1,000 shares of Series A Preferred Stock that it held into 5,567,027 shares of our common stock pursuant to the terms of such shares of Preferred Stock.

On April 13, 2004, pursuant to a Debt Exchange Agreement between LTC, GAIA Holding, GAIA, Arch Hill Capital and Arch Hill Ventures, we exchanged debt owed to Arch Hill Capital and Arch Hill Ventures for our debentures and equity securities. $1,587,375 of bridge notes held by Arch Hill Capital and issued in 2002 were exchanged for $1,587,375 of our 10% Convertible Debentures Due 2006 and warrants to purchase up to 793,688 shares of our common stock exercisable at $2.00 per share. $1,412,625 of bridge notes held by Arch Hill Capital and issued in 2003 were exchanged for $1,412,625 of our 10% Convertible Debentures Due 2006 and warrants to purchase up to 706,312 shares of our common stock exercisable at $2.00 per share. $5,459,502 of bridge notes issued in 2003 and $918,159 of bridge notes issued from January 1, 2004 through April 13, 2004 and $323,284 of interest on the bridge notes issued in 2003 and 2004 were exchanged for (i) 6,069,697 shares of our common stock and (ii) warrants to purchase up to 10,500,000 shares of our common stock exercisable at $2.40 per share. $23,185,604 of debt owed to Arch Hill Ventures was exchanged for 21,001,453 shares of our common stock.

We do not currently have sufficient cash to meet our working capital needs or to achieve all of our development and production objectives. In order to have sufficient capital resources for our development, production, operating and administrative needs, we need to close on a debt or equity financing transaction in the near term. We anticipate that such an equity financing could be up to approximately $12,000,000, although no definitive terms have been established as of the date of this Report. We believe that if we raise approximately $10,000,000 to $12,000,000 in a debt or equity financing, we would have sufficient funds to meet our needs for at least twelve months. We have not entered into any definitive agreements relating to a new financing as of April 13, 2004 and no assurance can be given that any financing will be consummated.

If a new financing is not consummated, we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

LONG TERM LIABILITIES

The Company’s long-term liabilities at December 31, 2003 were as follows:

Convertible debt securities	$12,609,000
Loans from financial institutions	2,300,000
Subordinated loans from related party	27,625,000
Silent partnership loans-related party	3,203,000
Silent partnership loans	2,598,000

$48,335,000
Less current maturities	(659,000)

$47,676,000

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

During the period January 1, 2004 to April 8, 2004, Arch Hill Capital advanced $918,000 to the Company under the Bridge Financing Agreement. Accrued interest on the notes of $200,000 as of December 31, 2003 is included in the convertible debt securities balance on the balance sheet.

LOANS FROM FINANCIAL INSTITUTIONS

We have two loans from financial institutions that are collateralized by (i) land and buildings in an amount up to $1,192,000 and (ii) machinery, equipment and patents in an amount of $2,547,000 as collateral for the mortgage loan. The loans bear interest between 5.75% and 6.75% per annum and are due by December 31, 2014. As of December 31, 2003 the total amount outstanding under these loans was $2,300,000.

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill Ventures, a related party. The loans bear cumulative interest at 6% per annum. Under the contract terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA. A portion of the loans were converted to shares subsequent to December 31, 2003.

SILENT PARTNERSHIP LOANS – RELATED PARTY

Tamarchco GmbH (“Tamarchco”), a 100% owned subsidiary of Arch Hill Ventures, has provided three silent partnership loans to GAIA. The partnership loans consist of a $1,935,000 loan bearing interest at 7% per annum under the First Tamarchco Partnership Agreement, a $188,000 loan bearing interest at 6% per annum under the Second Tamarchco Partnership Agreement and a $226,000 loan bearing interest at 6% under the Third Tamarchco Partnership Agreement. GAIA is not required to pay the interest under the Second and Third Tamarchco Partnership Agreements until GAIA has generated an accumulated profit amounting to $4,837,000. The total amount payable to Tamarchco under the three Tamarchco Partnership Agreements at December 31, 2003 is $3,203,000 including accrued interest of $854,000.

Tamarchco is entitled to receive an annual 4% share in profits related to its contributions under the First Tamarchco Agreement and an annual 12% share in profits related to its contribution under the Second and Third Tamarchco Agreements. The 12% share in profits under the Second and Third Tamarchco Agreements are not payable until GAIA has generated an accumulated profit amounting to $4,837,000.

Each Tamarchco Partnership Agreement terminates in December 2008, unless terminated prior to such time for good cause as defined in the applicable Tamarchco Partnership Agreement. The principal, accrued and unpaid interest, and unpaid profits are due on the termination of the Tamarchco Partnership Agreements.

SILENT PARTNERSHIP LOANS – NON RELATED PARTIES

Two other parties have provided silent partnership loans to GAIA which remain outstanding at December 31, 2003. Frankendael Participatiemaatschappij N.V. (“Frankendael”) has provided a partnership loan of $504,000, which bears interest at 6% per annum. Technologie-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan of $1,935,000, which bears interest at 6% per annum. GAIA is not required to pay the interest under the Frankendael Partnership Agreement until GAIA has generated an accumulated profit amounting to $4,837,000. The total amount payable to Frankendael and TBG under the Partnership Agreements at December 31, 2003 is $2,598,000, including $159,000 in accrued interest.

Frankendael and TBG are entitled to receive an annual 12% share in profits related to its contributions under the Frankendael Partnership Agreement and the TBG Partnership Agreement. The 12% share in profits under the Frankendael Partnership Agreement is not payable until GAIA has generated an accumulated profit amounting to $4,837,000. The TBG Partnership Agreement provides that should GAIA receive additional injections of capital in the course of further financing rounds, TBG shall adjust its profit sharing to the capital ratio applicable at such time. Management believes that based upon subsequent equity received by GAIA that the present profit sharing that TBG is entitled to under the Agreement is approximately 4.4%. Management further believes that it is unlikely that Frankendael or TBG will receive any profit sharing under the Partnership Agreement at any time in the near future.

From March 8, 2005 under the TBG Partnership Agreement, TBG is entitled to demand a non-recurrent remuneration of 30% of the amount invested plus 6% of the amount invested at the end of the period of participation for each year after the expiration of the fifth full year of participation under certain circumstances relating to the economic condition of GAIA.

The Frankendael Partnership Agreement and the TBG Partnership Agreement each terminates in December 2008, unless terminated prior to such time for good cause as defined in the applicable partnership agreement.

The principal, accrued and unpaid interest, and unpaid profits are due on the termination of the Frankendael Partnership Agreement and the TBG Partnership Agreement.

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. Operations have been financed primarily through the use of proceeds from loans from Arch Hill Capital and other related parties, loans from silent partners, bank borrowings secured by assets and equity financings. On January 22, 2004, we sold $2,000,000 of 10% Convertible Debentures Due 2006 with warrants to purchase up to 1,000,000 shares of LTC common stock in a private placement to an investment group. Continuation of our operations in 2004 is dependent upon obtaining further financing from either Arch Hill Capital or other related parties, or the new debt or equity financing described above. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANAGEMENT’S PLANS TO OVERCOME

OPERATING AND LIQUIDITY DIFFICULTIES

In the past, we have worked closely with selected portable electronics Original Equipment Manufacturers (OEMs) exploring various notebook computer, personal digital assistant and wireless handset applications. Over the past four years, we have refocused our unique extrusion-based manufacturing process, cell technology, large battery assembly expertise, and market activities to concentrate on large-format, high rate battery applications. Our commercialization efforts are focused on applying our lithium-ion rechargeable batteries in the national security, transportation and stationary power markets.

Our operating plan seeks to minimize our capital requirements, but commercialization of our battery technology will require additional capital. We expect that technology development and operating and production expenses will increase significantly as we continue to advance our battery technology and develop products for commercial applications.

Although Arch Hill Capital has been providing funding to us under a Bridge Financing Agreement since December 2001, (see Note 10), there can be no assurance that funding will continue to be provided by Arch Hill Capital in the amounts necessary to meet all our obligations until the closing of a third party debt or equity financing or that we will be able to consummate such a financing.

We are currently seeking sources of additional financing, in the form of equity financing, to provide the additional capital in order to fund our current operations, scale-up our production capabilities to take advantage of near-term market opportunities, expand its scope of operations and pursue our business strategy. We believe that if we raise approximately $10 to $12 million in an equity financing we would have sufficient funds to meet our needs for at least twelve months. However, no assurance can be given that we will be successful in completing any financing. If we are unsuccessful in completing any financing, we will not be able to fund our current expenses or pursue our business strategy.

If a third party debt or equity financing is not consummated, we will assess all available alternatives including a sale of our assets or merger, a restructuring, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

Effective April 1, 2003, a 20% salary reduction was implemented for all employees of LTC at the GAIA USA unit, which reduced salaries will be repaid by us if a third party debt or equity financing of at least $3,000,000 in gross proceeds is closed by June 30, 2004. Salary reduction deferrals of $177,000 have been accrued in the financial statements. Upon the completion of the January 2004 debenture financing, we reinstituted the base salary of each employee to 100% of the base salary in effect on March 31, 2003.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (“SEC”) recently issued disclosure guidance for “critical accounting policies”. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described in Note 2 in the Notes to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

REVENUES

We perform certain research and development for other companies and sell prototypes to third parties. Revenue is recognized as services are rendered or products are delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured.

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

PURCHASE ACCOUNTING

Purchase price accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. In our recording of the share exchange, we engaged a recognized valuation expert to assist us in determining the fair value of these assets and liabilities. Included in the asset valuation for this purchase was the valuation of intangible assets for patents and in-process research and development. We determined that the technological feasibility of this in-process technology had not yet been established and that the technology had no alternative future use and as such, the amounts were expensed.

INCOME TAXES

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions of operation. This process involves management estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We then must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, we must establish a valuation allowance. Future taxable income depends on the ability to generate income in excess of allowable deductions. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change our valuation allowance that could materially impact our financial condition and results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, assumptions and methods used to estimate fair value of our financial instruments are made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” We have used available information to derive our estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts we could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations (“SFAS 143”) which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are then capitalized as part of the carrying amount of the long-lived asset. We have adopted SFAS 143 effective January 1, 2003. SFAS 143 did not have any impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS N0. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB statement No.13, and Technical Corrections” (“SFAS 145”). This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and was adopted effective January 1, 2003. The adoption of SFAS 145 did not have any impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No.150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of this statement did not have any impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective immediately. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions of this interpretation did not have any impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”) and amended the Interpretation in December 2003. This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. The Company does not have any ownership in variable interest entities.

RELATED PARTY TRANSACTIONS

We issued a total of $5,249,000 of convertible notes to Ilion from September 1999 to December 2001 convertible into our common stock at $2.00 per share. On December 31, 2001, we entered into a Termination Agreement with Ilion which was closed on January 8, 2002 (the “Termination Agreement”) pursuant to which the Merger Agreement between us and Ilion, dated January 19, 2000, as amended from time to time, and all other agreements between us and Ilion, were terminated. Pursuant to LTC’s Merger Agreement with Ilion, which had a termination date of February 28, 2002, LTC had proposed to merge our lithium battery business with Ilion’s. That merger was contingent on an initial public offering by Ilion, which did not occur.

As a further condition to the Termination Agreement on December 31, 2001, we entered into a Note Purchase and Sale Agreement with Ilion and Arch Hill Capital (the “Note Purchase and Sale Agreement”) which was closed on January 8, 2002. Under the terms of the Note Purchase and Sale Agreement, Arch Hill Capital acquired from Ilion $3,949,000 principal amount of our promissory notes held by Ilion (the “Ilion Notes”), which it converted into 5,567,027 shares of our common stock on February 25, 2004. The Ilion Notes were previously issued by us to Ilion in connection with the LTC-Ilion Merger Agreement and related bridge financing agreement. The remaining $1,300,000 of LTC notes held by Ilion were converted into 650,000 restricted shares of our common stock (the “Ilion Conversion Shares”).

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

As a condition to the Termination Agreement, the existing Warrant Agreement between LTC and Ilion, dated as of January 19, 2000 (the “Warrant Agreement”), relating to 375,000 shares of our common stock was amended (the “Warrant Amendment”) to increase the number of shares of our common stock subject to the Warrant Agreement to 625,000, all exercisable at $3.00 per share (the “Warrant Shares”) and to extend the termination date of the Warrants to January 10, 2004.

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

We entered into a bridge financing agreement with Arch Hill Capital. See “Liquidity and Financial Condition.”

We received subordinated loans and silent partnership loans from related parties. See “Long Term Liabilities.”

In February 2004, Arch Hill Capital converted the $3,949,000 convertible promissory note issued by us into 1,974,500 shares of our common stock, pursuant to the terms of such note and Arch Hill Ventures converted 1,000 shares of Series A Preferred Stock that it held into 5,567,027 shares of our common stock pursuant to the terms of such shares of the Preferred Stock.

On April 13, 2004, pursuant to a Debt Exchange Agreement between LTC, GAIA Holding, GAIA, Arch Hill Capital and Arch Hill Ventures, we exchanged debt owed to Arch Hill Capital and Arch Hill Ventures for our debentures and equity securities. $1,587,375 of bridge notes held by Arch Hill Capital and issued in 2002 were exchanged for $1,587,375 of our 10% Convertible Debentures Due 2006 and warrants to purchase up to 793,688 shares of our common stock exercisable at $2.00 per share. $1,412,625 of bridge notes held by Arch Hill Capital and issued in 2003 were exchanged for $1,412,625 of our 10% Convertible Debentures Due 2006 and warrants to purchase up to 706,312 shares of our common stock exercisable at $2.00 per share. $5,459,502 of bridge notes issued in 2003 and $918,159 of bridge notes issued from January 1, 2004 through April 13, 2004 and $323,284 of interest on the bridge notes issued in 2003 and 2004 were exchanged for (i) 6,069,697 shares of our common stock and (ii) warrants to purchase up to 10,500,000 shares of our common stock exercisable at $2.40 per share. $23,185,604 of debt owed to Arch Hill Ventures was exchanged for 21,001,453 shares of our common stock. See “April 2004 Debt Exchange”.

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

FINANCIAL CONDITION RISKS

• WE HAVE SUBSTANTIAL INDEBTEDNESS AND ARE HIGHLY LEVERAGED. At December 31, 2003, we had total consolidated long-term indebtedness of approximately $47.7 million, less current portion of approximately $0.7 million, and a stockholders’ deficit of approximately $33.2 million. We also had at December 31, 2003 current liabilities of approximately $4.5 million (including approximately $1.4 million of accounts payable). The level of our indebtedness and related debt service requirements could negatively impact our ability to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. A substantial portion of our future cash flow from operations, if any, may be dedicated to the payment of principal and interest on our indebtedness. Our high leverage may also limit our flexibility to react to changes in business and may place us at a competitive disadvantage to less highly leveraged competitors. In addition, creditors who remain unpaid may initiate collection proceedings, which could hamper our operations due to our short term cash needs or the effect on our assets subject to debt.

• WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses of approximately $37.4 million from February 12, 1999 (date of inception) to December 31, 2003, including approximately $10.2 million of net loss in the year ended December 31, 2003. We expect to incur substantial additional operating losses in the future. We have a total accumulated deficit of approximately $37.6 million. During the years ended December 31, 2003 and 2002, we generated revenues from development contracts and prototype sales in the amounts of $229,000 and $121,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

• WE NEED SIGNIFICANT FINANCING TO CONTINUE TO DEVELOP AND COMMERCIALIZE OUR TECHNOLOGY. We may not be able to obtain sufficient funds to continue to operate or implement our new business plan. We will need to consummate a debt or equity financing transaction during 2004 in order to implement our business plan. Financing may not be available on terms favorable to us or at all. Even if we do obtain financing, it may result in dilution to our stockholders.

RISKS RELATED TO OUR OPERATIONS

• WE HAVE NOT PRODUCED COMMERCIAL QUANTITIES OF LITHIUM-ION BATTERIES. Our construction of large batteries for military, transportation and stationary power applications requires customized, tailored solutions for each application. At present, we operate a pilot production line that produces limited quantities of advanced rechargeable batteries for OEM sampling and initial product runs. To be successful, we must ultimately produce our lithium-ion batteries (i) in large commercial quantities; (ii) at competitive costs; (iii) with appropriate performance characteristics; and (iv) with low failure rates. We currently have no high volume manufacturing capability or experience in large scale manufacturing of our advanced rechargeable batteries. We have limited experience in automated battery assembly and packaging technology. We cannot give assurance that we will be able to produce commercial lithium-ion batteries on a timely basis, at an acceptable cost or in the necessary commercial specifications or quantities.

• COMPETITION IN THE RECHARGEABLE BATTERY INDUSTRY IS INTENSE. The rechargeable battery industry consists of major domestic and international companies, many of which have financial, technical, manufacturing, distribution, marketing, sales and other resources substantially greater than ours. We compete against companies producing lithium batteries as well as other primary and rechargeable battery technologies. Further, our competitors may introduce emerging technologies or refine existing technologies which could compete with our products and have a significant negative impact on our business and financial condition. See Item 1 “Description of Business-Competition.”

• MARKET ACCEPTANCE OF OUR BATTERIES IS UNCERTAIN. We cannot assure you that any commercial lithium-ion batteries we are able to produce will achieve market acceptance. Market acceptance will depend on a number of factors, including:

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

• OUR BATTERY TECHNOLOGY MAY BECOME OBSOLETE. The market for our rechargeable batteries is characterized by changing technology and evolving industry standards, often resulting in product obsolescence or short product lifecycles. Changes in end-user requirements and new products introductions and enhancements by our competitors may also render our technology obsolete. Our success will depend upon our ability to introduce in a timely manner products whose performance will match or better our competitors’ products. There can be no assurance that our competitors will not develop technologies or products that would render our technology and products obsolete or less marketable.

• OUR BUSINESS STRATEGY DEPENDS ON THE CONTINUED GROWTH OF THE LITHIUM BATTERY INDUSTRY. We would be adversely affected if sales of rechargeable lithium batteries do not continue to grow. The growth in sales of rechargeable lithium batteries may be inhibited for any number of reasons, including:

•	competition from other battery chemistries;

•	the failure of large-scale commercial production of lithium battery powered HEVs;

•	a significant downturn in military activities requiring rechargeable power sources; or

•	the failure of the markets to accept the use of lithium batteries in large-scale applications, such as energy storage.

• WE MAY NOT BE ABLE TO ACCOMMODATE INCREASED DEMAND FOR OUR BATTERIES. Rapid growth of our business may significantly strain our management, operations and technical resources. If we are successful in obtaining orders for commercial production of our batteries, we will be required to deliver large volumes of quality products to our customers on a timely basis and at a reasonable cost. We cannot assure you that we will obtain commercial scale orders for our batteries or that we will be able to satisfy commercial scale production requirements on a timely and cost-effective basis. As our business grows, we will also be required to continue to improve our operations, management and financial systems and controls. Our failure to manage our growth effectively could have an adverse effect on our ability to produce products and meet the demands of our customers.

• CERTAIN COMPONENTS OF OUR BATTERIES POSE SAFETY RISKS THAT MAY CAUSE ACCIDENTS IN OUR FACILITIES AND IN THE USE OF OUR PRODUCTS. As with any battery, our lithium-ion batteries can short circuit when not handled properly. Due to the high energy and power density of lithium-ion batteries, a short circuit can cause rapid heat buildup. Under extreme circumstances, this could cause a fire. This is most likely to occur during the formation or testing phase of our process. While we incorporate safety procedures in our battery testing lab to minimize safety risks, we cannot assure you that an accident in any part of our facilities where charged batteries are handled will not occur. Any such accident could result in injury to our employees or damage to our facility and would require an internal investigation by our technical staff. Any such injuries, damages or investigations could lead to liability to our company and cause delays in further development and manufacturing of our product which could adversely affect our operations and financial condition.

Our manufacturing process incorporates pulverized solids, which can be toxic to employees when allowed to become airborne in high concentrations. We have incorporated safety controls and procedures into our pilot line manufacturing processes designed to maximize the safety of our employees and neighbors. Any related incident, including fire or personnel exposure to toxic substances, could result in significant production delays or claims for damages resulting from injuries, which could adversely affect our operations and financial condition.

• WE MUST COMPLY WITH EXTENSIVE REGULATIONS GOVERNING SHIPMENT OF OUR BATTERIES AND OPERATION OF OUR FACILITY. We are subject to the U.S. Department of Transportation (USDOT) and the International Transport Association (IATA) regulations regarding shipment of lithium-ion batteries. Due to the size of our prototype HEV batteries, a permit is required to transport our lithium batteries from our manufacturing facility. Although similar batteries with other chemistries are routinely shipped from manufacturing facilities to all parts of the world, we cannot assure you that we will not encounter any difficulties in obtaining shipment permits or in complying with new or amended regulations regarding shipment of our products.

• WE COULD INCUR SIGNIFICANT COSTS FOR VIOLATIONS OF OR TO COMPLY WITH APPLICABLE ENVIRONMENTAL AND OCCUPATIONAL HEALTH AND SAFETY LAWS AND REGULATIONS. National, state, local and foreign laws impose various environmental controls on the manufacture, storage, use and disposal of lithium batteries and of certain chemicals used in the manufacture of lithium batteries. Although we believe that our operations are in substantial compliance with current environmental regulations and that there are no environmental conditions that will require material expenditures for clean-up at our facility or at facilities to which we have sent waste for disposal, we cannot assure you that new laws or regulations or changes in existing laws or regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Moreover, foreign, state and local governments may enact additional restrictions relating to the disposal of lithium batteries used by our customers which could require us to respond to those restrictions or could negatively affect the demand for those batteries.

As with all employers in the U.S., we must comply with U.S. Occupational and Safety Administration (OSHA) regulations designed for the protection of employees while at the workplace. We are also subject to U.S. Environmental Protection Agency (USEPA) and Pennsylvania Department of Environmental Protection Agency (PADEP) regulations designed to protect the environment from contaminants that can be discharged from manufacturing facilities. We cannot assure you that we will not incur significant expenses or encounter any difficulties in complying with OSHA, USEPA, and PADEP regulations.

• OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO RETAIN KEY PERSONNEL. Our success depends in large part upon the services of a number of key employees and senior management. If we lose the services of one or more of our key employees or senior management, it could have a significant negative impact on our business.

• WE CANNOT GUARANTEE THE PROTECTION OF OUR TECHNOLOGY OR PREVENT THE DEVELOPMENT OF SIMILAR TECHNOLOGY BY OUR COMPETITORS. Our success depends largely on the knowledge, ability, experience and technological expertise of our employees rather than on the legal protection of our patents and other proprietary rights. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to our products and manufacturing processes. We cannot guarantee the adequacy of protection these claims afford, or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technology. We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements, with our employees and consultants. We cannot guarantee the adequacy of protection these contractual measures afford.

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

• WE MAY FACE LIABILITY IF OUR BATTERIES FAIL TO FUNCTION PROPERLY. We maintain liability insurance coverage that we believe is sufficient to protect us against potential claims. We cannot assure you that our liability insurance will continue to be available to us on its current terms or at all, or that such liability insurance will be sufficient to cover any claim or claims.

RISKS ASSOCIATED WITH OUR COMMON STOCK

• OUR 10% DEBENTURES HAVE A FLUCTUATING CONVERSION RATE WHICH COULD CAUSE SUBSTANTIAL DILUTION TO STOCKHOLDERS AND ADVERSELY AFFECT OUR STOCK PRICE. The holders of our 10% debentures may convert their debentures into shares of our common stock at a price equal to 50% of the average of the lowest three trading prices of our common stock for the twenty trading days ending one day prior to the date we receive a conversion notice from them. The debenture holders may take advantage of any period of lower market prices for our shares, which may be due to factors outside of our control, to convert their debentures into the maximum number of shares of our common stock. This would result in substantial dilution to our other stockholders. The issuance of a large number of shares of our common stock to the debenture holders could also cause our stock prices to drop.

• WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK SO STOCKHOLDERS MUST SELL THEIR SHARES AT A PROFIT TO RECOVER THEIR INVESTMENT. We have never declared or paid any cash dividends on our common stock. We intend to retain any future earnings for use in our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Because we may not pay dividends, our stockholders’ return on investment in our common stock will depend on their ability to sell our shares at a profit.

• THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE, WHICH COULD CAUSE THE VALUE OF AN INVESTMENT IN OUR STOCK TO DECLINE. The market price of shares of our common stock has been and is likely to continue to be highly volatile. Factors that may have a significant effect on the market price of our common stock include the following:

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

As a result of potential stock price volatility, investors may be unable to resell their shares of our common stock at or above the cost of their purchase prices. In addition, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, this could result in substantial costs, a diversion of our management’s attention and resources and harm to our business and financial condition.

• FUTURE SALES OF CURRENTLY OUTSTANDING SHARES OF OUR COMMON STOCK COULD ADVERSELY AFFECT OUR STOCK PRICE. Except for approximately 9.4 million shares of our common stock subject to restrictions on resale pursuant to Rule 144, the outstanding shares of our common stock as of April 13, 2004 are eligible for sale in the public market without restriction. The shares issuable upon exercise or conversion of our outstanding warrants, convertible notes and preferred stock will be restricted securities, however, the holders of certain of these securities have registration rights with respect to the common stock issuable upon exercise or conversion of these securities. The market price of our common stock could drop as a result of sales of a large number of shares of our common stock in the market or in response to the perception that these sales could occur.

• ARCH HILL CAPITAL IS A CONTROLLING STOCKHOLDER OF LTC AND IS THEREFORE ABLE TO CONTROL THE MANAGEMENT AND POLICIES OF LTC. Arch Hill Capital can also control the outcome of all matters submitted to our stockholders for approval, without the approval of our other stockholders. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in us. Arch Hill Capital can control the vote with respect to the election of all of the directors, amendments to the Certificates of Incorporation or any merger, sale of assets or other significant transactions by any of us, GAIA Holding or GAIA. Accordingly, Arch Hill Capital has an effective veto power over the management and operations of, and corporate transactions by, us, GAIA Holding or GAIA.

ITEM 7. FINANCIAL STATEMENTS

Our Financial Statements beginning on page F-1 are filed as part of this Annual Report on Form 10-KSB and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the fourth quarter of fiscal 2003 or subsequent to the date of the evaluation by our management thereof.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information concerning LTC’s directors and executive officers and the directors and executive officers of GAIA Holding and GAIA as of April 13, 2004:

NAME	AGE	POSITION
Dr. Franz J. Kruger	55	Chief Executive Officer, President and Director of LTC Supervisory Director of GAIA Holding Chief Executive Officer and Managing Director of GAIA

Ralf Tolksdorf	41	Chief Financial Officer and Director of LTC Chief Financial Officer and Managing Director of GAIA

Dr. Andrew J. Manning	57	Executive Vice President of LTC Chief Technical Officer of LTC

David J. Cade	65	Chairman of the Board of LTC Supervisory Director of GAIA Holding Supervisory Director of GAIA

Stephen F. Hope	60	Director of LTC

Ralph D. Ketchum	76	Director of LTC

Arif Maskatia	53	Director of LTC

Hendrikus Harold van Andel	60	Director of LTC Chief Executive Officer and Executive Director of GAIA Holding Supervisory Director of GAIA

Prof. Dr. Marnix A. Snijder	59	Director of LTC Supervisory Director of GAIA Holding Supervisory Director of GAIA

Franz J. Kruger, Ph.D. was appointed our Chief Executive Officer on February 6, 2004. Dr. Kruger has served as our director since November 26, 2002. Dr. Kruger served as our President and Chief Operating Officer from November 26, 2002 to February 6, 2004. Dr. Kruger is the Chief Executive Officer of GAIA having joined GAIA in February 2001. He is a member of the supervisory Board of Directors of GAIA Holding and a Managing Director of GAIA. He received his Ph.D. in February 1976 from the University of Stuttgart, in the field of metallo-organic Chemistry. In 1976 he joined Varta Batterie AG, the leading battery manufacturer in Europe, at its research and development (“R&D”) center in Kelkheim where developed lithium primary batteries. He then transferred to Varta Singapore as a Technical Director in 1981. In 1983 he joined Raychem in Menlo Park, California where he worked as Director of Marketing for the Military Ground Systems Division in the U.S. and Germany. In 1986 he rejoined Varta, serving as Technical Director in R&D and later as a Member of the Executive Board of the Industrial Battery Division. From 1992 to 1998 he was responsible for Varta’s Central R&D activities as well as its Profit Center for Electric Vehicle Batteries as a Managing Director. Dr. Kruger left Varta in December 1998 to found his own consulting company, InnoventisConsulting GmbH. During his career, Dr. Kruger has accumulated knowledge in the development, manufacturing and marketing of major battery systems, especially lithium-ion and lithium-ion polymer batteries.

Ralf Tolksdorf was appointed our Chief Financial Officer on November 18, 2002 and has served as our director since November 26, 2002. Mr. Tolksdorf also serves as the Chief Financial Officer of GAIA and is a Managing Director of GAIA. He joined GAIA in November 2000, having previously served as a financial consultant to GAIA since December 1999. Mr. Tolksdorf is also President of his own consulting company, SMR Strategische Management – und Risikoberatungs GmbH (Strategic Management and Risk-Management Consulting), in Hamburg, Germany. Mr. Tolksdorf has over 10 years experience as a management consultant, manager, and managing director in various business and industrial firms. Mr. Tolksdorf received his degree in Economics from the University of Göttingen.

Andrew J. Manning, Ph.D. has served as our Executive Vice President since January 2002 and Chief Technical Officer since January 22, 2003. Previously Dr. Manning served as our Executive Vice President of Operations from January 2001 to January 2002 and our Chief Operating Officer from January 2002 to November 26, 2002. Dr. Manning joined us in 1994 as Director of Process Development, and was Vice President of Manufacturing from October 1999 to January 2001. Dr. Manning has over 25 years of experience in process development, process engineering, and new plan design and start-up. Dr. Manning has held various technology management positions in thin-film industries, including Director of Manufacturing Technologies at Congoleum, and Director of Research and Engineering for Tarkett, where he was responsible for process and equipment involving coating, saturation, lamination, and substrate handling. Dr. Manning has a broad technical background, including polymers, non-woven, thermal processing and synthetic minerals. He has related experience at Celanese and Pfizer. Dr. Manning received both his Ph.D. and B.S. degrees in Chemical Engineering from Cornell University.

David J. Cade was appointed our Chairman on November 1, 1999. Mr. Cade was appointed to the supervisory Boards of Directors of GAIA Holding and GAIA on October 4, 2002. Mr. Cade served as our Chief Executive Officer from November 1, 1999 to February 6, 2004 and as our President and Chief Operating Officer from May 1996 to November 1999. Mr. Cade served as our Vice President of Marketing from August 1994 to May 1996 and was elected an officer in October 1994. Mr. Cade has served as our director since August 1997. Mr. Cade has over 30 years of experience in senior business development, marketing, sales and international strategic alliances in global telecommunications systems, electronics and information technologies. From February 1988 to October 1992, Mr. Cade was Senior Vice President of Marketing and Business Development for COMSAT Systems Division in Washington D.C. and from October 1992 to April 1994, Mr. Cade was Vice President of Sales and Marketing at Interdigital Communications Corporation, a Philadelphia company that manufactures wireless telephone systems for customers worldwide. Previously, Mr. Cade held managerial positions in Washington D.C. with Martin Marietta (now Lockheed Martin), AT&T and the Department of Defense. Mr. Cade holds an MBA from Syracuse University and an undergraduate degree from the University of Illinois.

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

Ralph D. Ketchum has served as our director since July 1, 1994. He has been President of RDK Capital, Inc. since January 1987. RDK Capital, Inc. is a general partner of RDK Capital Limited Partnership, an investment limited partnership. Mr. Ketchum served as Chief Executive Officer and Chairman of the Board of Heintz Corporation, a majority owned subsidiary of RDK Capital Limited Partnership. Mr. Ketchum was Senior Vice President and Group Executive of the Lighting Group, General Electric Company from 1980 to 1987. He also serves as a director of Metropolitan Savings Bank, Oglebay-Norton Corporation, Thomas Industries and Pacific Scientific, Inc.

Arif Maskatia has served as our director since February 23, 1999. Mr. Maskatia has over 27 years of experience in the computer industry. He presently is Vice President of the Advanced Technology & Portable Development Group for Acer Advanced Labs in San Jose, California, responsible for development of new notebook computer platforms. Prior to joining Acer, he held senior technology development positions with Zenith Data Systems and Alcatel/ITT Information Systems. Mr. Maskatia holds a Bachelors and a Masters degree in electrical engineering from Cornell University.

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

Prof. Dr. Marnix A. Snijder has served as our director since November 26, 2002. Prof. Dr. Snijder is a member of the supervisory Boards of Directors of GAIA Holding and GAIA. Prof. Dr. Snijder received his Masters of Law and Ph.D. from the University of Amsterdam in 1974 and 1981, respectively. Prof. Dr. Snijder is a partner in Arch Hill Management BV, which provides management services to Arch Hill. He was a Lecturing Professor at the University of Nijmegan, the Netherlands from 1990 to 1998. Prof. Dr. Snijder founded and served as Managing Partner of his own Dutch and Belgian law firm from 1982 to 1995 and was a Manager of Financial Services for Schuitema N.V., a Dutch wholesale and retail trade company from 1975 to 1982. Prof. Dr. Snijder serves on the boards of directors of a number of Dutch, Belgian and Swiss companies. He has authored numerous publications on taxation and co-developed taxation software.

Our directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified.

AUDIT COMMITTEE

We do not currently have a separate audit committee. Currently, our entire Board of Directors performs all the functions that may be delegated to an audit committee. We plan to establish an audit committee during fiscal 2004 and are currently assessing which members of our Board are best qualified, based on their accounting or related financial management expertise, independence, time availability, corporate experience and other relevant factors, to serve on our audit committee. Based on our small size, early development stage and limited financial and human resources, we did not believe that creating an audit committee separate and distinct from our full Board of Directors would have been cost-effective prior to fiscal 2004.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own, directly or indirectly, more than ten percent (10%) of the registered class of our equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file. No Forms 3, 4 and 5 relating to our common stock were filed late during 2003.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our Chief Executive Officer and Chief Financial and Accounting Officers. We have filed a copy of our Code of Ethics as an exhibit to this Report.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation paid by us during the three years ended on December 31, 2003 to our Chief Executive Officer and our other executive officers and executive officers of our subsidiaries, who were serving as executive officers on December 31, 2003 and received total salary and bonus in excess of $100,000 during fiscal year 2003 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary			Long-Term Compensation Awards
Securities Underlying Options(#)
David J. Cade, Chairman and Chief Executive Officer(1)	2003 2002 2001	$ $ $	212,500 217,642 165,000	(2) (3)	-0- 150,000 -0-

Franz J. Kruger President and Chief Operating Officer(4)	2003 2002	$ $	322,721 266,362	(5) (6)	-0- -0-

Ralf Tolksdorf Chief Financial Officer (7)	2003 2002	$ $	286,450 261,199	(8) (9)	-0- -0-

Andrew J. Manning Executive Vice President and Chief Technical Officer	2003 2002 2001	$ $ $	148,750 155,966 125,000	(10) (11)	-0- 100,000 -0-

(1)	Mr. Cade served as Chief Executive Officer during fiscal 2003 and to February 6, 2004.
(2)	$37,500 of salary payable to Mr. Cade during 2003 was deferred.
(3)	Salary of $207,500 per annum from January 1, 2002 until October 4, 2002 (the first closing of the Share Exchange) and $250,000 per annum from October 5, 2002 through December 31, 2002.
(4)	Dr. Kruger served as Chief Operating Officer during fiscal 2003 and became Chief Executive Officer on February 6, 2004. Dr. Kruger is also Chief Executive Officer of GAIA.
(5)	Includes $78,635 from LTC and $244,086 consulting fee from GAIA. $14,596 of salary payable by LTC to Dr. Kruger was deferred.
(6)	Includes $241,818 consulting fee from GAIA from January 1, 2002 through December 31, 2002 and $24,544 consulting fee from LTC from September 1, 2002 through December 31, 2002.
(7)	Mr. Tolksdorf is also Chief Financial Officer of GAIA.
(8)	Includes $93,035 from LTC and $193,415 consulting fee from GAIA. $14,596 of salary payable by LTC to Mr. Tolksdorf was deferred.
(9)	Includes $219,199 consulting fee from GAIA from January 1, 2002 through December 31, 2002 and $42,000 consulting fee from LTC from September 1, 2002 through December 31, 2002.
(10)	$26,250 of salary payable to Dr. Manning during 2003 was deferred.
(11)	Salary of $150,000 per annum from January 1, 2002 until October 4, 2002 (the first closing of the Share Exchange) and $175,000 per annum from October 5, 2002 through December 31, 2002.

AGGREGATED DECEMBER 31, 2003 OPTION VALUES

Name	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at FY-End (#) Exercisable/Unexercisable
David J. Cade	42,575/42,575	$0/0
Franz J. Kruger	0/0	$0/0
Ralf Tolksdorf	0/0	$0/0
Andrew J. Manning	28,453/28,453	$0/0

The above table sets forth information with respect to the number and value of in-the-money unexercised options held by the Named Executive Officers at the end of fiscal year 2003. The value of in-the-money unexercised options held at December 31, 2003 is based on the closing “bid” price of $1.95 per share of Common Stock on December 31, 2003. All of the options held by Named Executive Officers had exercise prices in excess of $1.95 as of December 31, 2003. Accordingly, there were no in-the-money unexercised options as of that date. No options were exercised by the Named Executive Officer in fiscal year 2003.

EMPLOYMENT AGREEMENTS AND CERTAIN EMPLOYEE MATTERS

We have entered into an Employment Agreement with David J. Cade, for a period of three years commencing as of January 1, 2002. Mr. Cade received a salary of $207,500 per year until October 4, 2002, the first closing of the Share Exchange, which was increased to $250,000 per year, thereafter. The agreement provides that during each fiscal year, Mr. Cade will be eligible to receive a target bonus of up to 40% of his annual salary.

We have entered into an Employment Agreement with Franz J. Kruger, for a period of three years commencing as of April 15, 2003. The Agreement provides for a salary of $97,308 per year to be paid by LTC. The agreement provides that during each fiscal year, Dr. Kruger will be eligible to receive a target bonus of up to 40% of his annual salary.

Effective February 6, 2004, our Board of Directors appointed Mr. Franz Kruger Chief Executive Officer of Lithium Technology Corporation, based on Mr. Kruger’s worldwide experience and background. Mr. David J. Cade, who had held the Chief Executive Officer position will continue as the Chairman of the Board of Lithium Technology Corporation in a full-time capacity. Mr. Cade’s responsibilities as Chairman will include corporate governance, shareholder and investor relations and SEC and other public reporting requirements.

We have entered into an Employment Agreement with Ralf Tolksdorf, for a period of three years commencing as of April 15, 2003. The Agreement provides for a salary of $97,308 per year to be paid by LTC. The agreement provides that during each fiscal year, Mr. Tolksdorf will be eligible to receive a target bonus of up to 30% of his annual salary.

We have entered into an Employment Agreement with Andrew J. Manning, for a period of three years commencing as of January 1, 2002. Dr. Manning received a salary of $150,000 per year until the first closing of the Share Exchange, which was increased to $175,000 per year thereafter. The agreement provides that during each fiscal year, Dr. Manning will be eligible to receive a target bonus of up to 30% of his annual salary.

The Employment Agreements with each of the above executives (an “Executive”) include the following. In the event the Executive’s employment is terminated by us other than for cause, death or disability, then under the Employment Agreement: (i) we will continue to pay to the Executive his then annual salary for the remainder of the term or for six months (whichever is longer) in one lump sum within 30 days after the termination date, (ii) the Executive will be entitled, during the period for which such severance is being paid, to receive all benefits under our medical insurance, disability insurance, life insurance and other benefit plans as are then in effect for our executives and (iii) all then exercisable and unexercisable options will immediately become exercisable on the date of termination, and will remain exercisable in accordance with the terms of the applicable stock option plan and agreement. Cause is defined as the breach or continued gross neglect by the Executive, or gross negligence or willful misconduct by the Executive in the performance of any of his duties or obligations under the Employment Agreement.

In the event that the Executive’s employment is terminated for cause, disability, death or by the resignation of the Executive, (i) the Executive’s employment under the Employment Agreement will cease (upon 30 days notice in the event of disability), (ii) we will pay the Executive his accrued and unpaid salary, accrued vacation time and expense reimbursement through the date of termination and (iii) all options will be treated in accordance with the terms of the applicable stock option plan and agreement pursuant to which such options were granted, provided that in the event of the death of the Executive all options (whether vested or unvested) will be transferred in accordance with the Executive’s will and become exercisable for a period of 36 months from the date of death, subject to the terms of the applicable stock option plan. The Employment Agreements also include certain confidentially, non-solicitation and non-competition provisions.

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

GAIA has entered into a Consultancy Agreement with SMR Strategische Management – und Risikoberatungs GmbH (“SMR”) with respect to the services of Ralf Tolksdorf as the Managing Director of Finances, Organization etc. of GAIA. SMR represents Mr. Tolksdorf. The Consultancy Agreement has a four-year term from September 1, 2002 to August 31, 2006. SMR charges a monthly fee of €14,500 for Mr. Tolksdorf’s services. The agreement requires that SMR and Mr. Tolksdorf maintain secrecy as to the confidential information of GAIA.

COMPENSATION OF DIRECTORS

Directors receive no cash compensation for serving on our Board of Directors. In the past, each of our non-employee directors received an option to purchase 667 shares of common stock under our Directors Plan upon election to the Board. Our Directors Plan has been terminated. It is currently our policy to award an option to purchase 667 shares of common stock under our 2002 Stock Incentive Plan to each non-employee director who is elected to the Board. Each non-employee director is eligible to receive additional options approved by the Board or option committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP

The following table sets forth as of April 13, 2004, the number and percentage of outstanding shares of our common stock beneficially owned by executive officers, directors and stockholders owning at least 5% of our common stock.

Name of Owner	Shares Beneficially Owned		Percentage of Class (1)
Arch Hill Capital N.V. (2)	50,779,579	(11)	93.98%
Arch Hill Ventures N.V. (2)	26,568,480		68.02%
David Cade (4) (6) (7)	42,575	(12)	*
Stephen Hope (4) (6)	58,304	(13)	*
Ralph Ketchum (4) (6)	36,122	(14)	*
Franz J. Kruger (5) (6) (8)	-0-	(15)	-0-
Andrew J. Manning (4) (9)	28,453	(12)	*
Arif Maskatia (4) (6)	3,167	(12)	*
Marnix Snijder (2) (6)	-0-		-0-
Ralf Tolksdorf (5)(6) (10)	-0-	(16)	-0-
Hendrikus Harold van Andel (2) (6)	-0-		-0-
All Executive Officers and Directors as a Group (9 persons)	168,621	(17)	*

(1)	The percentage of class calculation for each person or entity is based on the number of shares of LTC common stock outstanding as of April 13, 2004 plus the number of shares of LTC common stock issuable to the person or entity upon conversion of convertible securities held by such person or entity.
(2)	Address: Parkweg 2, 2585 JJ’s, Gravenhage, Netherlands.

(3)	Omitted
(4)	Address c/o Lithium Technology Corporation, 5115 Campus Drive, Plymouth Meeting, PA 19462.
(5)	Address c/o GAIA Akkumulatorenwerke GmbH, Montaniastarsse 17, D-00734 Nordhausen, Germany.
(6)	Director of LTC.
(7)	Chairman of LTC.
(8)	President and Chief Executive Officer of LTC.
(9)	Executive Vice President and Chief Technical Officer of LTC.
(10)	Chief Financial Officer of LTC.
(11)	Consists of 9,240,802 shares of LTC common stock owned by Arch Hill Capital, 12,000,000 warrants owned by Arch Hill Capital, shares issuable upon conversion of $3,000,000 of convertible notes held by Arch Hill Capital (at an assumed conversion price of $1.01) and 26,568,480 shares of LTC common stock held by Arch Hill Ventures, which is controlled by Arch Hill Capital.
(12)	Consists of options exercisable within 60 days of April 13, 2004.
(13)	Includes options to purchase 4,250 shares exercisable within 60 days of April 13, 2004; 54,054 shares held directly by Mr. Hope; and 4,517 shares held by Hazel Hope, the Executrix of the Estate of Henry Hope.
(14)	Includes options to purchase 4,417 shares exercisable within 60 days of April 13, 2004; 19,214 shares held directly by Mr. Ketchum; and 12,492 shares held by Mr. Ketchum’s spouse.
(15)	Does not include 278,351 shares of LTC common stock held by Arch Hill Ventures for the benefit of Stichting Administratiekantoor GAIA (“Stichting GAIA”) which in turn holds an interest in such shares for the benefit of Franz Kruger. Dr. Kruger does not have the power to vote or control the disposition of such shares nor does he have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares. Stichting GAIA does not have the power to vote or control the disposition of such shares nor does it have the right to receive such shares on any specific date and accordingly disclaims beneficial ownership of such shares.
(16)	Does not include 261,651 shares of LTC common stock held by Arch Hill Ventures for the benefit of Stichting GAIA, which in turn holds an interest in such shares for the benefit of Ralf Tolksdorf. Mr. Tolksdorf does not have the power to vote or control the disposition of such shares, nor does he have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares. Stichting GAIA does not have the power to vote or control the disposition of such shares nor does it have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares.
(17)	Includes options to purchase 82,862 shares exercisable within 60 days of April 13, 2004.
*	Less than 1%.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See Item 5 “Market For Common Equity, Related Stockholder Matters And Small Business Issuer Purchases Of Equity Securities.”

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We issued a total of $5,249,000 of convertible notes to Ilion from September 1999 to December 2001 convertible into our common stock at $2.00 per share. On December 31, 2001, we entered into a Termination Agreement with Ilion which was closed on January 8, 2002 (the “Termination Agreement”) pursuant to which the Merger Agreement between us and Ilion, dated January 19, 2000, as amended from time to time, and all other agreements between us and Ilion, were terminated. Pursuant to LTC’s Merger Agreement with Ilion, which had a termination date of February 28, 2002, LTC had proposed to merge our lithium battery business with Ilion’s. That merger was contingent on an initial public offering by Ilion, which did not occur.

As a further condition to the Termination Agreement on December 31, 2001, we entered into a Note Purchase and Sale Agreement with Ilion and Arch Hill Capital (the “Note Purchase and Sale Agreement”) which was closed on January 8, 2002. Under the terms of the Note Purchase and Sale Agreement, Arch Hill Capital acquired from Ilion $3,949,000 principal amount of our promissory notes held by Ilion (the “Ilion Notes”), which it converted into 5,567,027 shares of our common stock on February 25, 2004. The Ilion Notes were previously issued by us to Ilion in connection with the LTC-Ilion Merger Agreement and related bridge financing agreement. The remaining $1,300,000 of our notes held by Ilion were converted into 650,000 restricted shares of our common stock (the “Ilion Conversion Shares”).

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

As a condition to the Termination Agreement, the exiting Warrant Agreement between us and Ilion, dated as of January 19, 2000 (the “Warrant Agreement”), relating to 375,000 shares of our common stock was amended (the “Warrant Amendment”) to increase the number of shares of our common stock subject to the Warrant Agreement to 625,000, all exercisable at $3.00 per share (the “Warrant Shares”) and to extend the termination date of the Warrants to January 10, 2004.

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

We have received subordinated loans from Arch Hill Ventures and silent partnership loans from related parties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We entered into a bridge financing agreement with Arch Hill Capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We issued a total of $1,914,567 of convertible notes to Arch Hill Capital from January 2002 to July 28, 2002 which were converted into 1,196,604 shares of our common stock. Effective January 8, 2002, Arch Hill Capital purchased from Ilion $3,949,000 of notes which were converted into 1,974,500 shares of our common stock on February 25, 2004. We issued a total of $6,872,127 of notes to Arch Hill Capital during 2003 and $918,159 from January 1, 2004 to April 8, 2004.

As described above in Item 1, in the Share Exchange we issued Series A Preferred Stock to Arch Hill Ventures, which was converted in the aggregate into 5,567,027 shares of our common stock on February 25, 2004.

In April 2004, we exchanged certain debt owed to Arch Hill Capital and Arch Hill Ventures for our equity securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Arch Hill Capital beneficially owns:

(i)	35,809,282 outstanding shares of our common stock (including 26,568,480 shares of our common stock held by Arch Hill Ventures);

(ii)	$3,000,000 of our April 2004 debentures convertible into 2,970,297 shares of common stock (at an assumed conversion price of $1.01 per share);

(iii)	warrants to purchase up to 1,500,000 shares of common stock at $2.00 per share; and

(iv)	warrants to purchase up to 10,500,000 shares of our common stock at $2.40 per share.

The 50,779,579 shares of our common stock beneficially owned by Arch Hill Capital constitute approximately 93.98% of our common stock on an as-converted basis, including shares beneficially owned by Arch Hill Capital and share issuable upon conversion of convertible securities held by Arch Hill Capital but not including any shares issuable upon conversion of outstanding convertible securities held by any other person. Accordingly, Arch Hill Capital is a controlling stockholder and is able to control the outcome of most matters submitted to our stockholders for approval, including the election of our directors, any amendments to our Certificate of Incorporation or a merger, sale of assets or other significant transaction without the approval of our other stockholders. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in LTC. As a result, Arch Hill Capital has an effective veto power over corporate transactions by LTC, GAIA Holding or GAIA which management or non-control stockholders of such entities might desire.

The calculation of percentage of our common stock beneficially owned by Arch Hill Capital is based on the number of shares of our common stock currently outstanding as of April 13, 2004 plus the number of shares of our common stock issuable to Arch Hill Capital upon conversion of convertible securities held by such entity.

Arch Hill Ventures holds 540,003 shares of our common stock for the benefit of Stichting GAIA which in turn holds an interest in 278,352 of such shares for the benefit of Franz Kruger and 261,651 of such shares for the benefit of Ralf Tolksdorf. Arch Hill Ventures and Stichting GAIA intend to transfer the underlying shares of common stock to Dr. Kruger and Mr. Tolksdorf once such shares are included in an effective registration statement filed with the SEC and upon payment to Arch Hill Ventures of €76,200 by Dr. Kruger and €71,268 by Mr. Tolksdorf plus 6% interest on such amount from March 1, 2001. Dr. Kruger does not have the power to vote or control the disposition of such shares nor does he have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares. Mr. Tolksdorf does not have the power to vote or control the disposition of such shares nor does he have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares. Stichting GAIA does not have the power to vote or control the disposition of such shares nor does it have the right to receive such shares on any specific date and accordingly disclaims beneficial ownership of such shares.

We have entered into agreements with our executive officers as described above in Item 10 “Executive Compensation”.

We believe that the transactions described above were fair to us and were as favorable to us as those that we might have obtained from non-affiliated third parties, given the circumstances under which such transactions were proposed and effectuated.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)	Exhibits. The following Exhibits are filed as part of this Report or incorporated herein by reference:

3.1	Restated Certificate of Incorporation (11)

3.2	By-Laws, as amended (11)

3.3	Amended Certificate of Designation (13)

3.4	Certificate of Amendment to Restated Certificate of Incorporation (14)

4.1	10% Convertible Debenture Due 2006 (12)

10.1	1994 Stock Incentive Plan, as amended (1)

10.2	Directors Stock Option Plan (1)

10.3	1998 Stock Incentive Plan (2)

10.4	2002 Stock Incentive Plan (3)

10.5	Form of Stock Option Agreement relating to LTC’s 1994 Stock Incentive Plan, as amended (4)

10.6	Form of Stock Option Agreement relating to LTC’s Directors Stock Option Plan (1)

10.7	Form of Stock Option Agreement relating to LTC’s 1998 Stock Incentive Plan (2)

10.8	Form of Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan (3)

10.9	Form of Non-Qualified Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan [For Employees] (3)

10.10	Form of Non-Qualified Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan [For Consultants and Non-Employee Directors] (3)

10.11	Lease Agreement, dated July 22, 1994, between PMP Whitemarsh Associates and LTC and Addendum dated July 22, 1994 (4)

10.12	First Amendment to Lease, dated March 19, 2001, between PMP Whitemarsh Associates and LTC (5)

10.13	Second Amendment to Lease, dated March 21, 2003, between PMP Whitemarsh Associates and LTC (11)

10.14	Third Amendment to Lease, dated March, 2004, between PMP Whitemarsh Associates and LTC +

10.15	Form of Third Warrant Amendment Agreement (3)

10.16	Employment Agreement, dated January 1, 2002, between David Cade and LTC (3)

10.17	Employment Agreement, dated January 1, 2002, between Andrew J. Manning and LTC (3)

10.18	Termination Agreement, dated as of December 31, 2001, between LTC and Ilion [Schedules and Exhibits omitted] (11)

10.19	Warrant Amendment Agreement, dated as of December 31, 2001, between LTC and Ilion (6)

10.20	License Agreement, dated as of December 31, 2001, from LTC to Ilion [Schedules omitted] (6)

10.21	License Agreement, dated as of December 31, 2001, from Ilion to LTC [Schedules omitted] (6)

10.22	Note Purchase and Sale Agreement, dated as of December 31, 2001, among Ilion, Arch Hill Capital and LTC [Schedules omitted] (6)

10.23	Bridge Financing Agreement, dated as of December 31, 2001, between LTC and Arch Hill Capital [Schedules and Exhibits omitted] (6)

10.24	Form of Convertible Promissory Note to be issued under the Bridge Financing Agreement between LTC and Arch Hill Capital (6)

10.25	Bridge Financing Amendment Agreement, dated as of March 20, 2002, between LTC and Arch Hill Capital (3)

10.26	Bridge Financing Amendment Agreement No. 2, dated as of May 30, 2002, between LTC and Arch Hill Capital (7)

10.27	Share Exchange Agreement, dated as of June 7, 2002, by and between LTC and Hill Gate Capital N.V. and Exhibits [Schedules Omitted] (7)

10.28	Bridge Financing Amendment Agreement No. 3, dated as of July 29, 2002, between LTC and Arch Hill Capital (8)

10.29	Agreement, dated October 4, 2002, by and between GAIA Holding B.V., Arch Hill Ventures, N.V., Arch Hill Real Estate, N.V., Stichting Administratiekantoor GAIA and Lithium Technology Corporation (9)

10.30	Bridge Financing Amendment Agreement No. 4, dated as of October 4, 2002, between Lithium Technology Corporation and Arch Hill Capital N.V. (9)

10.31	Strategic Alliance Agreement, dated as of October 4, 2002, by and between Lithium Technology Corporation and GAIA Akkumulatorenwerke GmbH (9)

10.32	Form of Warrant, dated October 4, 2002, issued to principals of Colebrooke Capital, Inc. (9)

10.33	Share Exchange Agreement, dated as of November 25, 2002, by and between LTC and Arch Hill Ventures, N.V. (10)

10.34	Form of Warrant, dated December 13, 2002, issued to principals of Colebrooke Capital, Inc. (9)

10.35	Consultancy Agreement, dated August 19, 2002, between GAIA Akkumulatorenwerke GmbH and InnoventisConsulting GmbH with respect to services of Dr. Franz Kruger (11)

10.36	Consultancy Agreement, dated August 19, 2002, between GAIA Akkumulatorenwerke GmbH and SMR Strategische Management – und Risikoberatungs GmbH with respect to services of R. Tolksdorf (11)

10.37	Federal Ministry of Education and Research (Germany), Grant Notification to GAIA, dated September 11, 2000, for the project “Collaborative project: Energy supply platform for autonomous microsystems - microsolar; subproject: battery technology” (11)

10.38	Federal Ministry of Economics and Technology (Germany), Grant Notification to GAIA, dated September 10, 2001, for the project “Future investment programme ZIP 2001; lithium-ionic-polymeric batteries for hybrid vehicles with an extremely low fuel consumption” (11)

10.39	Federal Ministry of Economics and Technology (Germany), Grant Notification to GAIA, dated July 31, 2002, for the project “Development of the lithium-ion polymeric accumulator design” (11)

10.40	Loan Contract No. 1101216000, dated June 24, 1998, between GAIA and Bank fur Kleine und Mittlere Unternehmen (Bank for Small and Mid-Sized Companies) Aktiengesellschaft (11)

10.41	Loan with initial fixed-rate interest, dated July 22, 1998, between GAIA and Kreissparkasse Nordhausen (Direct Savings Bank) (11)

10.42	Loan Contract and Agreement on Subordination, dated [illegible] between GAIA and Arch Hill Ventures N.V. (11)

10.43	Partnership Agreement, dated [illegible], between GAIA and Frankendael Participatiemaatschappij N.V. (11)

10.44	Partnership Agreement, dated March 4, 1999, between GAIA and Tamarchco GmbH (11)

10.45	Partnership Agreement, dated [illegible], between GAIA and Tamarchco GmbH (11)

10.46	Partnership Agreement, dated [illegible], between GAIA and Tamarchco GmbH (11)

10.47	Employment Agreement, dated April 15, 2003, between LTC and Franz Kruger (11)

10.48	Employment Agreement, dated April 15, 2003, between LTC and Ralf Tolksdorf (11)

10.49	Bridge Financing Amendment Agreement No. 5, dated as of April 14, 2003 between LTC and Arch Hill Capital (11)

10.50	Amendment to Consultancy Agreement, dated April 14, 2003, between GAIA Akkumulatorenwerke GmbH and SMR Strategische Management – und Riskoberatungs GmbH with respect to services of Ralf Tolksdorf (13)

10.51	Partnership Agreement dated August 21, 1998 between GAIA Akkumulatorenwerke GmbH and Technologie-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (13)

10.52	Consultancy Agreement, dated July 31, 2003, between GAIA Akkumulatorenwerke GmbH and Ralf Tolksdorf Unternehmensberatung GmbH (14)

10.53	Form of Securities Purchase Agreement, dated as of January 20, 2004 between Lithium Technology Corporation and the Investors [Schedules and Exhibits omitted] (12)

10.54	Form of Secured Convertible Debenture dated as of January 20, 2004 between Lithium Technology Corporation and the Investors (12)

10.55	Form of Stock Purchase Warrant dated as of January 20, 2004 between Lithium Technology Corporation and the Investors (12)

10.56	Form of Registration Rights Agreement dated as of January 20, 2004 between Lithium Technology Corporation and the Investors (12)

10.57	Form of Security Agreement dated as of January 20, 2004 between Lithium Technology Corporation and the Investors (12)

10.58	Form of Intellectual Property Security Agreement dated as of January 20, 2004 between Lithium Technology Corporation and the Investors [Schedules and Exhibits omitted] (12)

10.59	Form of Lien Agreement dated as of January 20, 2004 between GAIA Akkumulatorenwerke GmbH and the Investors (12)

10.60	Form of Debt Exchange Agreement, dated as of April 13, 2004 between Lithium Technology Corporation, GAIA Holding N.V., GAIA Akkumulatorenwerke GmbH, Arch Hill Capital N.V. and Arch Hill Ventures N.V. +

10.61	Form of Convertible Debenture dated as of April 13, 2004 between Lithium Technology Corporation and Arch Hill Capital N.V. +

10.62	Form of $2.00 Stock Purchase Warrant dated as of April 13, 2004, issued to Arch Hill Capital N.V. +

10.63	Form of $2.40 Stock Purchase Warrant dated as of April 13, 2004, issued to Arch Hill Capital N.V. +

14.0	Lithium Technology Corporation Code of Ethics +

21.1	List of Subsidiaries (11)

23.1	Consent of PricewaterhouseCoopers L.L.P. +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(1)	Incorporated herein by reference to the exhibits contained in LTC’s Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, dated January 19, 1996

(2)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
(3)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
(4)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
(5)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.
(6)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated January 23, 2002.
(7)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated June 7, 2002.
(8)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.
(9)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated October 4, 2002.
(10)	Incorporated herein by reference to LTC’s Current Report on Form 8-K A, dated November 25, 2002.
(11)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(12)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated January 26, 2004.
(13)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.
(14)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.
+	Exhibit filed herewith in this Report.

(b) Reports on Form 8K. During the quarter ended December 31, 2003, we filed the following Reports on Form 8-K.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of fiscal 2002 and 2003 for professional services rendered by PricewaterhouseCoopers as our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $202,000 and $258,000, respectively.

AUDIT-RELATED FEES

The aggregate fees billed in each of fiscal 2002 and 2003 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $0 and $0, respectively.

TAX FEES

The aggregate fees billed in each of fiscal 2002 and 2003 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $0, respectively.

ALL OTHER FEES

The aggregate fees billed in each of fiscal 2002 and 2003 for products and services provided by our principal accountant (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

The decision to retain PricewaterhouseCoopers LLP as our principal accountant was approved at a meeting of our Board of Directors held on November 18, 2002. We do not currently have a separate audit committee. Currently, our entire Board of Directors performs all the functions that may be delegated to an audit committee. We plan to establish an audit committee during fiscal 2004 and are currently assessing which members of our Board are best qualified, based on their accounting or related financial management expertise, independence, time availability, corporate experience and other relevant factors, to serve on our audit committee. Based on our small size, early development stage and limited financial and human resources, we did not believe that creating an audit committee separate and distinct from our full Board of Directors would have been cost-effective prior to fiscal 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION
Date: April 14, 2004
	BY:	/s/ Franz J. Kruger
Franz J. Kruger, Chief Executive Officer
(Principal Executive Officer)

	BY:	/s/ Ralf Tolksdorf
Ralf Tolksdorf, Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	Title	Date

/s/ David J. Cade David J. Cade	Director	April 14, 2004

/s/ Stephen F. Hope Stephen F. Hope	Director	April 14, 2004

/s/ Ralph D. Ketchum Ralph D. Ketchum	Director	April 14, 2004

/s/ Franz J. Kruger Franz J. Kruger	Director	April 14, 2004

/s/ Arif Maskatia Arif Maskatia	Director	April 14 2004

/s/ Marnix A. Snijder Marnix A. Snijder	Director	April 14, 2004

/s/ Ralf Tolksdorf Ralf Tolksdorf	Director	April 14, 2004

/s/ Hendrikus Harold van Andel Hendrikus Harold van Andel	Director	April 14, 2004

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Report of Independent Auditors	F-2

Consolidated Balance Sheet at December 31, 2003	F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2003 and 2002 and the period from February 12, 1999 (inception of development stage) to December 31, 2003	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period from February 12, 1999 (inception of development stage) to December 31, 2003	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002 and the period from February 12, 1999 (inception of development stage) to December 31, 2003	F-6

Notes to Consolidated Financial Statements	F-7 to F-25

Report of Independent Auditors

To the Board of Directors and Stockholders of Lithium Technology Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Lithium Technology Corporation and subsidiaries (development stage companies) at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 and for the period from February 12, 1999 (inception of development stage) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s operating losses since inception and lack of adequate financing to fund its operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PRICEWATERHOUSECOOPERS LLP

Philadelphia, Pennsylvania

April 13, 2004

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONSOLIDATED BALANCE SHEET

December 31, 2003

December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127,000
Accounts receivable	16,000
Inventories	105,000
Related party receivable	124,000
Prepaid expenses and other current assets	627,000

Total current assets	999,000
Due from related parties	3,203,000
Property and equipment, net	5,635,000
Intangibles, net	9,084,000
Other assets	20,000

Total assets	$18,941,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,381,000
Accrued salaries	509,000
Notes payable	63,000
Current portion of long term debt	659,000
Payable to related party	1,453,000
Other current liabilities and accrued expenses	440,000

Total current liabilities	4,505,000
LONG-TERM LIABILITIES, LESS CURRENT PORTION	35,067,000
CONVERTIBLE DEBT SECURITIES	12,609,000

Total liabilities	52,181,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $.01 per share, Authorized—100,000 shares; Issued and outstanding 1,000 shares Series A Convertible Preferred Stock	—
Common stock, par value $.01 per share, Authorized—125,000,000 shares; Issued and outstanding 4,411,459 shares	44,000
Additional paid-in capital	10,678,000
Cumulative translation adjustments	(6,383,000)
Accumulated deficit	(200,000)
Deficit accumulated during development stage	(37,379,000)

Total stockholders’ deficit	(33,240,000)

Total liabilities and stockholders’ deficit	$18,941,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years ended December 31, 2003 and 2002

And for the period from February 12, 1999 (inception of development stage) to December 31, 2003

	YEARS ENDED DECEMBER 31,		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31,
	2003	2002	2003
REVENUES
Development contracts and prototype sales	$229,000	$121,000	$350,000

COSTS AND EXPENSES
Engineering, research and development	4,383,000	2,683,000	13,511,000
General and administrative	3,665,000	2,077,000	9,058,000
Depreciation and amortization	1,489,000	653,000	8,230,000
Intangibles expensed	—	3,700,000	3,700,000
Loss (gain) on sale of assets	7,000	43,000	50,000

	9,544,000	9,156,000	34,549,000
OTHER INCOME (EXPENSE)
Foreign government subsidies	885,000	1,112,000	2,407,000
Interest expense, net of interest income	(1,761,000)	(1,261,000)	(5,587,000)

	(876,000)	(149,000)	(3,180,000)

NET LOSS	$(10,191,000)	$(9,184,000)	$(37,379,000)

OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	(4,794,000)	(3,250,000)	(6,383,000)

COMPREHENSIVE LOSS	$(14,985,000)	$(12,434,000)	$(43,762,000)

Weighted average number of common shares outstanding:	9,978,797	6,642,773

Basic and diluted net loss per share:	$(1.02)	$(1.38)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from February 12, 1999 (inception of development stage) to December 31, 2003

	Convertible Preferred Stock *		Common Stock *		Additional Paid-in Capital *	Cumulative Translations Adjustments	Accumulated Deficit	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount
Balances at February 12, 1999	1,000	$—	—	$—	$20,000	$—	$(200,000)	$—
Foreign currency translation adjustments	—	—	—	—	—	478,000	—	—
Net loss	—	—	—	—	—	—	—	(9,208,000)

Balances at December 31, 1999	1,000	—	—	—	20,000	478,000	(200,000)	(9,208,000)
Foreign currency translation adjustments	—	—	—	—	—	489,000	—	—
Net loss	—	—	—	—	—	—	—	(4,586,000)

Balances at December 31, 2000	1,000	—	—	—	20,000	967,000	(200,000)	(13,794,000)
Foreign currency translation adjustments	—	—	—	—	—	694,000	—	—
Capital contribution on asset transfer with Arch Hill affiliate	—	—	—	—	149,000	—	—	—
Net loss	—	—	—	—	—	—	—	(4,210,000)

Balances at December 31, 2001	1,000	—	—	—	169,000	1,661,000	(200,000)	(18,004,000)
Capital contribution by Arch Hill affiliate in lieu of debt repayment	—	—	—	—	1,585,000	—	—	—
Common stock deemed issued in Share Exchanges	—	—	3,214,855	32,000	7,021,000	—	—	—
Stock issued upon conversion of convertible notes	—	—	1,196,604	12,000	1,903,000	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(3,250,000)	—	—
Net loss	—	—	—	—	—	—	—	(9,184,000)

Balances at December 31, 2002	1,000	—	4,411,459	44,000	10,678,000	(1,589,000)	(200,000)	(27,188,000)
Foreign currency translation adjustments	—	—	—	—	—	(4,794,000)	—	—
Net loss	—	—	—	—	—	—	—	(10,191,000)

Balances at December 31, 2003	1,000	$—	4,411,459	$44,000	$10,678,000	$(6,383,000)	$(200,000)	$(37,379,000)

*	Amounts have been adjusted to account for amendment to terms of the Series A Preferred Stock and the reverse stock split as described in Note 14.

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2003 and 2002

For the period from February 12, 1999 (inception of development stage) to December 31, 2003

	YEARS ENDED DECEMBER 31,		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2003
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,191,000)	$(9,184,000)	$(37,379,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,489,000	653,000	8,230,000
In-process research and development expensed	—	3,700,000	3,700,000
Loss on sale of assets	7,000	43,000	50,000
Non cash interest expense	1,595,000	1,106,000	4,038,000
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	3,000	(17,000)	(14,000)
Inventories	29,000	(30,000)	(82,000)
Prepaid expenses and other current assets	64,000	198,000	(164,000)
Accounts payable and accrued expenses	1,162,000	512,000	2,358,000

Net cash used in operating activities	(5,842,000)	(3,019,000)	(19,263,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(578,000)	(1,031,000)	(3,679,000)
Investment in intangibles	(23,000)	(42,000)	(131,000)
Cash received in connection with Share Exchanges		20,000	20,000
Deposit on equipment	(100,000)	(100,000)	(200,000)
Proceeds from sale of assets	89,000	44,000	133,000

Net cash used in investing activities	(612,000)	(1,109,000)	(3,857,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of loans from financial institutions	(69,000)	(63,000)	(1,720,000)
Proceeds (repayments) of silent partnership loans	—	(63,000)	102,000
Proceeds (repayments) from related party loans	(363,000)	2,964,000	16,908,000
Proceeds received from Non-convertible Promissory
Notes from related party	6,872,000	1,088,000	7,960,000

Net cash provided by financing activities	6,440,000	3,926,000	23,250,000

Effect of exchange rate changes on cash	(24,000)	35,000	(6,000)

Net increase (decrease) in cash and cash equivalents	(38,000)	(167,000)	124,000
Cash and cash equivalents, beginning of period	165,000	332,000	3,000

Cash and cash equivalents, end of period	$127,000	$165,000	$127,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$166,000	$153,000	$486,000
Conversion of convertible debt into common stock	—	$1,915,000	$1,915,000
Capital contribution by affiliate of Arch Hill in lieu of debt payment	—	$1,585,000	$1,734,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION, BUSINESS OF THE COMPANY AND RECENT DEVELOPMENTS

In 2002, Lithium Technology Corporation (“LTC”) closed share exchanges in which LTC acquired ownership of 100% of GAIA Holding B.V. (“GAIA Holding”) from Arch Hill Ventures, N.V., a private company limited by shares, incorporated under the laws of the Netherlands (“Arch Hill Ventures”), which is controlled by Arch Hill Capital N.V. (“Arch Hill Capital”), a private company limited by shares, incorporated under the laws of the Netherlands (the “Share Exchanges”) (see Note 4).

Subsequent to the Share Exchanges, Arch Hill Capital effectively controls LTC. As a result, the Share Exchanges have been accounted for as a reverse acquisition, whereby for financial reporting purposes, GAIA Holding is considered the acquiring company. Hence, the historical financial statements of GAIA Holding became the historical financial statements of the Company and include the results of operations of LTC only from the acquisition date of October 4, 2002.

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

The date of inception of the Company’s development stage is February 12, 1999. Prior to inception of development stage activities, the Company incurred accumulated losses of $200,000, and these losses have been segregated from the Company’s deficit accumulated during the development stage in the consolidated financial statements.

The Company considers itself to have one operating segment. The Company is a development and pilot-line production stage company that develops large format lithium-ion rechargeable batteries to be used as a new power source for emerging applications in the automotive, stationary power, and national security markets.

Effective July 28, 2003, LTC implemented a one-for-twenty reverse stock split of the Company’s common stock (See Note 14). On May 9, 2003, the Company reduced the outstanding and authorized Series A Preferred Stock from 100,000 to 1,000 shares (See Note 14). The reverse stock split and Preferred Stock reduction have been reflected retroactively in the consolidated financial statements and notes for all periods presented and all applicable references as to the number of common shares and per share information, preferred shares, stock option data and market prices have been restated to reflect the reverse stock split and Preferred Stock reduction. In addition, stockholders’ deficit has been restated retroactively for all periods presented for the par value of the number of shares that were eliminated.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

GAIA HOLDING DEEMED ACQUIRER OF LTC

The Share Exchanges in 2002 between LTC and GAIA Holding have been accounted for as a reverse acquisition (see Notes 1 and 4). As a result, GAIA Holding is considered the acquiring company; hence, the historical consolidated financial statements of GAIA Holding became the historical financial statements of LTC and include the operating results of LTC only from the effective dates of the Share Exchanges.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investment instruments purchased with an initial remaining maturity of three months or less to be cash equivalents.

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

Buildings	25 years
Technical and laboratory equipment	7-14 years
Office equipment and other	1-5 years

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

NET LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share. The Company made such determination because: 1) Arch Hill Capital, which controls the Company, has the ability to authorize the necessary shares for conversion; 2) the preferred shares have no significant preferential rights above the common shares; and 3) the preferred shares will automatically convert at a later date upon proper share authorization. As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the years ended December 31, 2003 and 2002 was as follows:

	2003	2002
Series A Preferred Stock	5,567,027	5,567,027
Common Stock	4,411,770	1,075,746

Total	9,978,797	6,642,773

Due to net losses in the years ended December 31, 2003 and 2002, the effect of the potential common shares resulting from convertible promissory notes payable, stock options and warrants in those years were excluded, as the effect would have been anti-dilutive.

	2003	2002
Convertible promissory notes	1,955,188	—
Stock options	—	—
Contingently issuable shares under promissory notes	2,462,786	39,964
Warrants	—	—

Total	4,417,974	39,964

Total stock options and warrants outstanding were 1,152,174 and 1,153,072 as of December 31, 2003 and 2002, respectively. These options and warrants to purchase shares of common stock are at prices ranging from $2.20 to $9.60 per share and therefore were not included in the computation of diluted earnings per share because the exercise price of the options exceeds the average market price and would have been anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations (“SFAS 143”) which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are then capitalized as part of the carrying amount of the long-lived asset. The Company has adopted SFAS 143 effective January 1, 2003. SFAS 143 did not have any impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB statement No.13, and Technical Corrections” (“SFAS 145”). This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and was adopted effective January 1, 2003. The adoption of SFAS 145 did not have any impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of this statement did not have any impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective immediately. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions of this interpretation did not have any impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”) and amended the Interpretation in December 2003. This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. The Company does not have any ownership in variable interest entities.

NOTE 3—OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT’S PLANS TO OVERCOME

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since its inception, the Company has incurred substantial operating losses and expects to incur additional operating losses over the next several years. Operations have been financed primarily through the use of proceeds from equity financings, loans including loans from Arch Hill Capital and other related parties, loans from silent partners and bank borrowings secured by assets. On January 22, 2004, the Company sold $2,000,000 of 10% Convertible Debentures Due 2006 with warrants to purchase up to 1,000,000 shares of LTC common stock. (See Note 15). Continuation of the Company’s operations in 2004 is dependent upon obtaining further financing from either Arch Hill Capital or other related parties, continued bridge financing from Arch Hill Capital or a new debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANAGEMENT’S PLANS

In the past, the Company has worked closely with selected portable electronics Original Equipment Manufacturers (OEMs) exploring various notebook computer, personal digital assistant and wireless handset applications. Over the past four years, the Company has refocused its unique extrusion-based manufacturing process, cell technology, large battery assembly expertise, and market activities to concentrate on large-format, high rate battery applications. The Company’s commercialization efforts are focused on applying our lithium-ion rechargeable batteries in the national security, transportation and stationary power markets.

The Company operating plan seeks to minimize the Company’s capital requirements, but commercialization of the Company’s battery technology will require additional capital. The Company expects that technology development and operating and production expenses will increase significantly as the Company continues to advance its battery technology and develop products for commercial applications.

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

The Company is currently seeking sources of additional financing, in the form of equity financing, to provide the additional capital in order to fund its current operations, scale-up its production capabilities to take advantage of near-term market opportunities, expand its scope of operations and pursue its business strategy. The Company believes that if it raises approximately $10 to $12 million in an equity financing, it would have sufficient funds to meet its needs for at least twelve months. However, no assurance can be given that it will be successful in completing any financing. If the Company is unsuccessful in completing any financing, it will not be able to fund its current expenses or pursue its business strategy.

If a third party debt or equity financing is not consummated, the Company will assess all available alternatives including a sale of its assets or merger, a restructuring, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

Effective April 1, 2003, a 20% salary reduction was implemented for all employees of LTC at the GAIA USA unit. The reduced salaries are to be repaid by the Company if a third party debt or equity financing of at least $3,000,000 in gross proceeds is closed by the Company by June 30, 2004. Salary reduction deferrals of $177,000 have been accrued in the financial statements as of December 31, 2003. Upon the completion of the January 2004 debenture financing, the Company reinstated the base salary of each employee to 100% of the base salary in effect on March 31, 2003.

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

The Share Exchanges between LTC and GAIA Holding have been accounted for as a reverse acquisition. The purchase price has been determined as a step acquisition, based on the fair market value of LTC’s outstanding shares at the dates of the share exchanges, with 84% of the outstanding shares deemed acquired in the First Exchange and 16% in the Second Exchange. There were 3,215,166 shares outstanding prior to the Share Exchanges. The First Exchange was based on the LTC closing price ($2.20) as of October 4, 2002. The October 4, 2002 date was used because there were significant modifications made to the agreement through the date of closing on October 4, 2002. The value of the shares for the Second Exchange ($1.80) was based on the LTC closing price on December 5, 2002, the date upon which final terms to the Second Exchange were agreed to and announced.

The total purchase price of the Share Exchanges has been determined and allocated based upon independent valuation as follows:

Purchase Price:
First Exchange, 84% of 3,214,855 shares at $2.20 per share	$5,942,000
Second Exchange, 16% of 3,214,855 shares at $1.80 per share	926,000
Fair value of LTC options and warrants	133,000
Transaction costs incurred by GAIA Holding	52,000

Total Purchase Price	$7,053,000

Assets acquired:
Cash	$20,000
Prepaid and other current assets	137,000
Property and equipment	315,000
Intangible assets—Patents	9,965,000
In-Process R&D (expensed)	3,700,000
Other assets	21,000
Liabilities assumed:
Accounts payable	475,000
Accrued salaries	201,000
Notes payable	65,000
Promissory notes converted	1,915,000
Convertible securities	4,449,000

Net assets acquired	$7,053,000

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

Also at closing of the share exchanges, Arch Hill converted $1,915,000 of promissory notes into 1,196,604 shares of LTC common stock under original terms of the promissory notes.

The following unaudited pro forma combined results of operations is provided for illustrative purposes only and assumes that the Share Exchanges had occurred as of the beginning of the year ended December 31, 2002. The following unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if this acquisition had actually occurred during that period, nor of the results that the Company may experience in the future. Pro forma 2002 includes $18,714,000 of additional interest expense for a beneficial conversion change.

Year ended December 31, 2002
Proforma operating revenues	$204,000
Proforma net (loss)	$(33,543,000)
Proforma (loss) per share	$(3.36)

NOTE 5—COMMON CONTROL MERGER

On June 6, 2002 the Company acquired a 100% interest in Lithiontech B.V. from a related party Lithiontech Holding B.V., which is controlled by Arch Hill Capital. Lithiontech B.V. has a 100% interest in Lithion Licensing B.V. and Dilo Trading AG. The financial statements of the Company report the results of operations of Lithiontech B.V. for all periods presented as if transfer of net assets had occurred at the beginning of the periods presented. Results of operations for all periods thus comprise those of the previously separate entities combined from the beginning of the periods to the date the transfer was completed and those of the consolidated operations from that date forward.

NOTE 6—RECEIVABLE FROM RELATED PARTY

The Company has a receivable from Tamarcho GmbH (‘Tamarcho’), a 100% owned subsidiary of Arch Hill Capital, of $2,349,000 in principal. The receivable bears interest at 7% per annum. Tamarcho used the proceeds for investing in a silent partnership participation in GAIA for an equal amount (refer to Note 11) under identical terms. The receivable at December 31, 2003 includes accrued interest of $854,000. Under the existing agreement, the principal including accumulated interest is due on December 31, 2008.

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 is summarized as follows:

Land and buildings	$2,779,000
Technical and laboratory equipment	4,889,000
Asset under construction and equipment deposit	301,000
Office equipment and other	513,000

8,482,000
Less: Accumulated depreciation and amortization	(2,847,000)

$5,635,000

Assets under construction at December 31, 2003 included equipment being constructed that was not yet placed into service.

NOTE 8—INTANGIBLES

Intangibles at December 31, 2003 are summarized as follows:

Patents	$10,133,000
Less: Accumulated amortization	(1,049,000)

Total	$9,084,000

Intangibles consist primarily of amounts relating to the core patented technology of LTC, as determined by an independent valuation, in connection with the allocation of the excess purchase price resulting from the Share Exchanges (see Note 1 and Note 4). Intangibles also include patents held by GAIA Holding.

Estimated future amortization expense on intangible assets for the next five years at December 31, 2003 is approximately $840,000 per year.

NOTE 9—NOTES PAYABLE

As of December 31, 2003, the Company has outstanding a note payable, the proceeds of which were used for research and development funding. The principal balance remaining under the note is $63,000. The note is secured by the Company’s accounts receivable, equipment and inventory.

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

Under the Bridge Financing Agreement, as amended, the principal balance and all other sums due and payable under any promissory note issued on or after January 1, 2003 bear interest at 6% per annum and are payable upon twelve months written demand by Arch Hill Capital. Notwithstanding the foregoing, at the option of Arch Hill Capital, the principal balance and all other sums due and payable under any promissory note issued on or after January 1, 2003 may be applied against the purchase price of equity securities being sold by the Company in any equity financing after the date of such note. During the period January 1, 2003 to December 31, 2003 Arch Hill Capital advanced $6,872,000 to the Company under the Bridge Financing Agreement. Accrued interest on the notes of $200,000 as of December 31, 2003 is included in the convertible debt securities on the balance.

The Bridge Financing Agreement, as amended, does not contain a maximum of the amount of funding that may be advanced under such Agreement. The amount of any additional notes provided will be related to the working capital advances made by Arch Hill Capital to the Company.

NOTE 11—LONG-TERM DEBT

Long-term debt at December 31, 2003 is summarized as follows:
Loans from financial institutions	$2,300,000
Subordinated loans from related party	27,625,000
Silent partnership loans-related party	3,203,000
Silent partnership loans	2,598,000

$35,726,000
Less: Current maturities	(659,000)

$35,067,000

Long-term debt at December 31, 2003 is payable as follows:

2004	$659,000
2005	$251,000
2006	$256,000
2007	$260,000
2008	$6,066,000

LOANS FROM FINANCIAL INSTITUTIONS

The Company has two loans from financial institutions that are collateralized by (i) land and buildings in an amount up to $1,192,000 and (ii) machinery, equipment and patents in an amount of $2,547,000 as collateral for the mortgage loan. The loans bear interest between 5.75% and 6.75% per annum and are scheduled to be repaid by December 31, 2014.

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill Ventures, a related party. The loans bear cumulative interest at 6% per annum. Under the contract terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA. A portion of these loans were converted to shares subsequent to December 31, 2003 (Note 15).

SILENT PARTNERSHIP LOANS—RELATED PARTY

Tamarchco GmbH (“Tamarchco”), a 100% owned subsidiary of Arch Hill Ventures, has provided three silent partnership loans to GAIA. The partnership loans consist of a $1,935,000 loan bearing interest at 7% per annum under the First Tamarchco Partnership Agreement, a $188,000 loan bearing interest at 6% per annum under the Second Tamarchco Partnership Agreement and a $226,000 loan bearing interest at 6% under the Third Tamarchco Partnership Agreement. GAIA is not required to pay the interest under the Second and Third Tamarchco Partnership Agreements until GAIA has generated an accumulated profit amounting to $4,837,000. The total amount payable to Tamarchco under the three Tamarchco Partnership Agreements at December 31, 2003 is $3,203,000 including accrued interest of $854,000.

Tamarchco is entitled to receive an annual 4% share in profits related to its contributions under the First Tamarchco Agreement and an annual 12% share in profits related to its contribution under the Second and Third Tamarchco Agreements. The 12% share in profits under the Second and Third Tamarchco Agreements are not payable until GAIA has generated an accumulated profit amounting to $4,837,000.

Each Tamarchco Partnership Agreement terminates in December 2008, unless terminated prior to such time for good cause as defined in the applicable Tamarchco Partnership Agreement. The principal, accrued and unpaid interest, and unpaid profits are due on the termination of the Tamarchco Partnership Agreements.

SILENT PARTNERSHIP LOANS-NON-RELATED PARTIES

Two other parties have provided silent partnership loans to GAIA which remain outstanding at December 31, 2003. Frankendael Participatiemaatschappij N.V. (“Frankendael”) has provided a partnership loan of $504,000, which bears interest at 6% per annum. Technologie-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan of $1,935,000, which bears interest at 6% per annum. GAIA is not required to pay the interest under the Frankendael Partnership Agreement until GAIA has generated an accumulated profit amounting to $4,837,000. The total amount payable to Frankendael and TBG under the Partnership Agreements at December 31, 2003 is $2,598,000, including $159,000 in accrued interest.

Frankendael and TBG are entitled to receive an annual 12% share in profits related to its contributions under the Frankendael Partnership Agreement and the TBG Partnership Agreement. The 12% share in profits under the Frankendael Partnership

Agreement is not payable until GAIA has generated an accumulated profit amounting to $4,837,000. The TBG Partnership Agreement provides that should GAIA receive additional injections of capital in the course of further financing rounds, TBG shall adjust its profit sharing to the capital ratio applicable at such time. Management believes that based upon subsequent equity received by GAIA that the present profit sharing that TBG is entitled to under the Agreement is approximately 4.4%. Management further believes that it is unlikely that Frankendael or TBG will receive any profit sharing under the Partnership Agreement at any time in the near future.

From March 8, 2005 under the TBG Partnership Agreement, TBG is entitled to demand a non-recurrent remuneration of 30% of the amount invested plus 6% of the amount invested at the end of the period of participation for each year after the expiration of the fifth full year of participation under certain circumstances relating to the economic condition of GAIA.

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of December 31, 2003 is as follows:

	Foreign	Domestic	Total
Tax loss carry forwards	$11,364,702	$13,197,132	$24,561,834
Net difference between tax base and US GAAP book values	708,977	(3,394,845)	(2,685,868)

	12,073,679	9,802,287	21,875,966
Less valuation allowance	(12,073,679)	(9,802,287)	(21,875,966)

	$—	$—	$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

Valuation allowance, December 31, 2002	$(17,742,000)
Addition	(4,133,966)

Valuation allowance, December 31, 2003	$(21,875,966)

At December 31, 2003, the Company had net operating loss carryforwards for United States Federal income tax purposes of approximately $32,000,000 expiring in the years 2007 through 2019 and net operating loss carryforwards of approximately $27,000,000 for Pennsylvania state income tax purposes, expiring in the years 2006 through 2013.

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

NOTE 13—COMMITMENTS AND CONTINGENCIES

BUILDING LEASE—The Company leases a 12,400 square foot research facility and corporate headquarters in a freestanding building at 5115 Campus Drive in Plymouth Meeting, Pennsylvania pursuant to a Lease Agreement dated July 22, 1994, as amended, between PMP Whitemarsh Associates and the Company. The Company is currently leasing the facility under a one-year lease extension that ends on March 31, 2005. The annual rent under the lease is $146,000 from April 2, 2004 to March 31, 2005.

CAR AND OTHER LEASES—The Company leases cars and other assets under operating leases. The monthly payments amount to $8,000 for an average remaining period of 2 years.

LITIGATION—The Company is involved in various disputes or claims arising in the normal course of business. In the opinion of management, an unfavorable outcome of the disputes will not have a material effect on the financial position, results of operation or cash flows of the Company. Management intends to defend claims vigorously.

EMPLOYMENT AGREEMENTS—The Company has entered into an Employment Agreement with David J. Cade, for a period of three years commencing January 1, 2002 pursuant to which Mr. Cade served as the Company’s Chairman and Chief Executive Officer at a salary of $207,500 per year and effective with the closing of the Share Exchange on October 4, 2002 at $250,000 per year, subject to increase at the discretion of the Board of Directors. The Agreement provides that during each fiscal year, Mr. Cade will be eligible to receive a target bonus of up to 40% of his annual salary for such fiscal year with the exact amount of such bonus to be determined at the discretion of the Board of Directors or the applicable committee of the Board of Directors in accordance with performance thresholds for such fiscal year to be agreed upon prior to March 1 of the fiscal year to which the bonus and the performance thresholds relate. Mr. Cade’s Employment Agreement provides for certain severance payment benefits in the event his employment is terminated by the Company other than for cause and includes certain confidentiality, non-solicitation and non-competition provisions.

Dr. Franz Kruger was appointed President and Chief Operating Officer of the Company on November 26, 2002. From September 1, 2002 to April 1, 2003, the Company paid Dr. Kruger a monthly consulting fee of $6,136. On April 14, 2003, the Company entered into a three year Employment Agreement with Dr. Kruger which provides for a salary of $97,308 per year. The Agreement also provides that during each fiscal year, Dr. Kruger will be eligible to receive a target bonus of up to 40% of his annual salary. GAIA entered into a Consultancy Agreement with InnoventisConsulting GmbH (“Innoventis”) with respect to the services of Dr. Franz Kruger as the Chairman of Management of GAIA. Innoventis represent Dr. Kruger. The Consultancy Agreement has a four-year term from September 1, 2002 to August 31, 2006. Innoventis charges a monthly fee of EUR 23,000 for Dr. Kruger’s services. The agreement requires that Innoventis and Dr. Kruger maintain secrecy as to the confidential information of GAIA.

Mr. Ralf Tolksdorf was appointed Chief Financial Officer of the Company on November 18, 2002. From September 1, 2002 to April 1, 2003, the Company paid Mr. Tolksdorf a monthly consulting fee of $10,500. On April 14, 2003, the Company entered into a three year Employment Agreement with Mr. Tolksdorf which provides for a salary of $97,308 per year. The Agreement also provides that during each fiscal year, Mr. Tolksdorf will be eligible to receive a target bonus of up to 30% of his annual salary. GAIA has entered into a Consultancy Agreement with Strategishe Management – und Risikoberatungs GmbH (“SMR”) with respect to the services of Ralf Tolksdorf as the Managing Director of Finances, Organization etc. of GAIA. SMR represents Mr. Tolksdorf. The Consultancy Agreement has a four-year term from September 1, 2002 to August 31, 2006. SMR charges a fee of EUR 14,500 for Mr. Tolksdorf services. The agreement requires that SMR and Mr. Tolksdorf maintain secrecy as to the confidential information of GAIA.

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

The Company has entered into an Employment Agreement with Andrew J. Manning, for a period of three years commencing January 1, 2002, pursuant to which Dr. Manning serves as the Company’s Executive Vice President and Chief Technical Officer at a salary of $150,000 and effective with the closing of the Share Exchange on October 4, 2002 at $175,000 per year, subject to increase at the discretion of the Board of Directors. The Agreement provides that during each fiscal year, Dr. Manning will be eligible to receive a target bonus of up to 30% of his annual salary for such fiscal year with the exact amount of such bonus to be determined at the discretion of the Board of Directors or the applicable committee of the Board of Directors in accordance with performance thresholds for such fiscal year to be agreed upon prior to March 1 of the fiscal year to which the bonus and the performance thresholds relate. Dr. Manning’s employment agreement provides for certain severance payment benefits in the event his employment is terminated by the Company other than for cause and includes certain confidentiality, non-solicitation and non-competition provisions.

NOTE 14—STOCKHOLDERS’ EQUITY

COMMON STOCK

Effective July 28, 2003, the Company implemented a one-for-twenty reverse stock split. The reverse stock split was previously approved on May 1, 2003, by the Board of Directors and holders of a majority of the Company’s voting stock.

As a result of the reverse stock split becoming effective, every twenty shares of Company common stock outstanding on July 28, 2003 were combined into one share of Company common stock. The certificates representing the outstanding pre-reverse stock split shares of common stock are not required to be exchanged for new certificates representing post-reverse stock split shares. Existing certificates are deemed automatically to constitute and represent the correct number of post-split shares without further action by Company stockholders. Proportionate adjustments based on the reverse stock split ratio have also been made to the per share exercise price and number of shares issuable upon the exercise of all outstanding convertible securities, as a result of the reverse stock split becoming effective.

The symbol for the Company’s common stock was changed to LTHU.OB as a result of the reverse stock split and continues to trade on the OTC Bulletin Board.

PREFERRED STOCK

LTC is authorized to issue up to 100,000 shares of preferred stock.

On October 4, 2002 and December 13, 2002, LTC issued a total of 100,000 shares of Series A Preferred Stock to Arch Hill Ventures in connection with the Share Exchange. Effective May 9, 2003, the Company and Arch Hill Ventures amended the terms of the Series A Preferred Stock outstanding and reduced the number of authorized shares of Series A Preferred Stock from 100,000 to 1,000 shares with each share convertible into 111,340.524 shares of common stock and holding 111,340,524 votes per share. As a result of the amendment, Arch Hill Ventures held 1,000 shares of Series A Preferred Stock with the right to an aggregate of 111,340,524 votes, convertible into 111,340,524 shares of common stock, the same number of votes and conversion shares held prior to the amendment. As a result of the Company’s one-for-twenty reverse common stock split in July 2003, the 1,000 shares of Series A Preferred Stock have the right to an aggregate 5,567,027 votes and are convertible into 5,567,027 shares of common stock.

Each outstanding share of the Series A Preferred Stock is convertible at the option of the holder thereof into shares of LTC common stock at any time following the authorization and reservation of a sufficient number of shares of LTC common stock by all requisite action, including action by LTC’s Board of Directors and LTC’s shareholders, to provide for the conversion of all the outstanding shares of Series A Preferred Stock into shares of LTC common stock.

Each share of the Series A Preferred Stock is automatically convertible into shares of LTC common stock one year following the authorization and reservation of a sufficient number of shares of LTC common stock to provide for the conversion of all outstanding shares of LTC common stock.

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

1994 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 1994 Stock Incentive Plan (the “1994 Stock Plan”) in February 1994. The 1994 Stock Plan was terminated as of December 31, 2002.

All options outstanding under the 1994 Stock Plan were 100% vested in February 2000. Vested options are exercisable for up to sixty months upon termination of the Grantees employment or association with LTC.

DIRECTORS STOCK OPTION PLAN

In August 1995, the Board of Directors of LTC adopted the Directors Stock Option Plan (the “Directors Plan”). The Directors Plan was terminated as of December 31, 2002. All options outstanding under the Directors Plan were 100% vested in February 2000. Upon the termination of a participants association with LTC, options granted will remain exercisable for a period of three months or until the stated expiration of the stock option, if earlier.

1998 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 1998 Stock Incentive Plan (the “1998 Plan “) in December 1998. The 1998 Plan was terminated as of December 31, 2002. All options outstanding under the 1998 Plan were 100% vested in February 2000. Vested options are exercisable for up to sixty months upon termination of the Grantee’s employment or association with LTC.

2002 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 2002 Stock Incentive Plan (the “2002 Plan”) in January 2002. The 2002 Plan terminates in 2012. A total of 350,000 shares of common stock are reserved and available for grant. A total of 41, 250 options have been granted as of December 31, 2003. The exercise price of an option granted under the 2002 Plan will not be less than the fair market value of LTC’s Common Stock on the date of grant; however, for any non-qualified Stock Option the option price per share of Common Stock, may alternatively be fixed at any price deemed to be fair and reasonable, as of the date of the grant. Options granted that are not vested will be cancelled immediately upon termination of the grantee’s employment or association with LTC, except in certain situations such as retirement, death or disability. Vested options are exercisable for up to sixty months upon termination of the Grantee’s employment or association with LTC.

Options under the 1994 Stock Plan, the Directors Plan, the 1998 Plan and the 2002 Plan as of December 31 as summarized as follows:

	2003
	Options	Weighted Average Exercise Price
Outstanding, upon acquisition of GAIA Holding	158,765	$5.00
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding, December 31, 2002	158,765	$5.00
Granted	—	—
Exercised	—	—
Cancelled	898	—

Outstanding, December 31, 2003	157,867	$5.00

Options exercisable, December 31, 2002	158,765	$5.00

Options exercisable, December 31, 2003	157,867	$5.00

The following table summarizes information about stock options outstanding at December 31, 2003:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$2.20	750	$2.20	4.5 years	750	$2.20
$2.30	2,000	$2.30	5 years	2,000	$2.30
$2.80	1,000	$2.80	8.5 years	1,000	$2.80
$4.00	37,500	$4.00	8 years	37,500	$4.00
$4.40	730	$4.40	5 years	730	$4.40
$5.00	667	$5.00	5 years	667	$5.00
$5.20	86,318	$5.20	2 years	86,318	$5.20
$5.60	25,652	$5.60	5 years	25,652	$5.60
$9.60	3,250	$9.60	5 years	3,250	$9.60

In addition to the stock options under plans of LTC, in 2001, the principal shareholder of GAIA Holding granted two executives the right to purchase 5% and 4.7%, respectively, interests in GAIA Holding. Such purchase options were provided at the current fair value of GAIA Holding and no compensation expense was recognized. As a result of the share exchange (see Note 4) the purchase right is now a right to purchase equivalent percentages of Arch Hill Ventures’ preferred stock holdings in LTC (50 and 47 shares (respectively), or the common stock equivalent as converted, when converted. The purchase price for the shares is €76,200 and €71,268, respectively, plus 6% interest on such amount from March 1, 2001.

WARRANTS

Warrants as of December 31 are summarized as follows:

	2003
	Warrants	Weighted Average Exercise Price
Outstanding, upon acquisition of GAIA Holding	994,307	$3.10
Issued	—	—
Exercised	—	—
Expired	—	—

Outstanding, December 31, 2002	994,307	$3.10
Issued	—	—
Exercised	—	—
Expired	—	—

Outstanding, December 31, 2003	994,307	$3.10

Exercisable December 31, 2002	994,307	$3.10

Exercisable December 31, 2003	994,307	$3.10

As compensation for services to GAIA in connection with the Share Exchange, on October 4, 2002, and December 13, 2002, the Company issued in a private transaction warrants to purchase 150,000 shares of LTC common stock at an exercise price of $3.70 per share. The warrants are immediately exercisable and have a five year term. The warrants had a value of $52,000 and were included in the purchase price (see Note 4).

The following table summarizes information about warrants outstanding at December 31, 2003:

Range of Exercise Price	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Warrants Exercisable	Weighted Average Exercise Price
$2.20	10,000	$2.20	3 years	10,000	$2.20
$3.00	834,307	$3.00	1 month	834,307	$3.00
$3.70	150,000	$3.70	4 years	150,000	$3.70

NOTE 15—SUBSEQUENT EVENTS

During the period January 1, 2004 to April 8, 2004, Arch Hill Capital advanced $918,159 to LTC under the Bridge Financing Agreement.

On January 20, 2004, LTC entered into a securities purchase agreement with an investment group to purchase $2,000,000 of LTC’s 10% Convertible Debentures Due 2006 with attached warrants to purchase up to 1,000,000 shares of LTC common stock. On January 22, 2004 LTC closed the convertible debenture financing. There may be beneficial conversion charges associated with this debt.

LTC paid a finder fee in cash at the closing of the January 2004 debenture financing in the amount of 7% of the total proceeds of the financing. The finder is also entitle to receive from LTC warrants to purchase such number of shares of the common stock equal to 10% of the aggregate number of fully diluted and/or converted shares of common stock as are purchased by the January 2004 debenture holders (after giving effect to any increase in shares under a ratchet or similar provision pursuant to which the number of shares initially purchased is subsequently increased). The warrants will be exercisable until January 20, 2009 and will have an exercise price per share equal to 110% of the effective per share price paid by the January 2004 debenture holders for the securities purchased by such debenture holders.

Effective February 6, 2004, the LTC Board of Directors appointed Dr. Franz Kruger Chief Executive Officer of LTC, based on Dr. Kruger’s worldwide experience and background. Mr. David J. Cade, who had held the Chief Executive Officer position will continue as the Chairman of the Board of LTC in a full-time capacity. Mr. Cade’s responsibilities as Chairman will include corporate governance, shareholder and investor relations and SEC and other public reporting requirements.

On February 25, 2004, Arch Hill Ventures converted the 1,000 shares of Series A Preferred Stock that it held into 5,567,027 shares of LTC common stock and Arch Hill Capital converted a $3,949,000 convertible promissory note issued by LTC into 1,974,500 shares of LTC common stock. A beneficial conversion charge will be recorded in connection with the conversion of the promissory note.

On April 13, 2004, pursuant to a Debt Exchange Agreement between LTC, GAIA Holding, GAIA, Arch Hill Capital and Arch Hill Ventures, LTC exchanged debt owed to Arch Hill Capital and Arch Hill Ventures for LTC debentures and equity securities. $1,587,375 of bridge notes held by Arch Hill Capital and issued in 2002 were exchanged for $1,587,375 of LTC 10% Convertible Debentures Due 2006 and warrants to purchase up to 793,688 shares of LTC common stock exercisable at $2.00 per share. $1,412,625 of bridge notes held by Arch Hill Capital and issued in 2003 were exchanged for $1,412,625 of LTC 10% Convertible Debentures Due 2006 and warrants to purchase up to 706,312 shares of LTC common stock exercisable at $2.00 per share. $5,459,502 of bridge notes issued in 2003 and $918,159 of bridge notes issued from January 1, 2004 through April 13, 2004 and $323,284 of interest on the bridge notes issued in 2003 and 2004 were exchanged for (i) 6,069,697 shares of LTC common stock and (ii) warrants to purchase up to 10,500,000 shares of LTC common stock exercisable at $2.40 per share. $23,185,604 of debt owed to Arch Hill Ventures as of April 13, 2004 was exchanged for 21,001,453 shares of LTC common stock.