Form 10QSB
period 2004-03-31
LITHIUM TECHNOLOGY CORP
filed 2004-05-24
CIK 804154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended March 31, 2004

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 24, 2004, 39,060,280 shares of common stock.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2004

INDEX

		PAGE
	PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets—March 31, 2004 and December 31, 2003	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss-Three Months Ended March 31, 2004 and 2003, and period from February 12, 1999 (inception of development stage) to March 31, 2004	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)—Three Months Ended March 31, 2004	5

	Condensed Consolidated Statements of Cash Flows—Three Months Ended March 31, 2004 and 2003, and period from February 12, 1999 (inception of development stage) to March 31, 2004	6

	Notes to Condensed Consolidated Financial Statements—March 31, 2004	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	19

ITEM 3.	CONTROLS AND PROCEDURES	38

	PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	39

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	39

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	39

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	39

ITEM 5.	OTHER INFORMATION	39

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	39

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$146,000	$127,000
Accounts receivable	20,000	16,000
Inventories	106,000	105,000
Related party receivable	119,000	124,000
Prepaid expenses and other current assets	544,000	627,000

Total current assets	935,000	999,000
Due from related parties	3,177,000	3,203,000
Property and equipment, net	5,315,000	5,635,000
Intangibles, net	8,870,000	9,084,000
Other assets	304,000	20,000

Total assets	$18,601,000	$18,941,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,184,000	$1,381,000
Accrued salaries	486,000	509,000
Notes payable	—	63,000
Current portion of long term debt	618,000	659,000
Payable to related party	490,000	1,453,000
Other current liabilities and accrued expenses	930,000	440,000

Total current liabilities	4,708,000	4,505,000
LONG-TERM LIABILITIES, LESS CURRENT PORTION	34,324,000	35,067,000
CONVERTIBLE DEBT SECURITIES	10,220,000	12,609,000

Total liabilities	49,252,000	52,181,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $.01 per share, Authorized—100,000 shares; Issued and outstanding: none and 1,000 shares Series A Convertible Preferred Stock	—	—
Common stock, par value $.01 per share, Authorized—125,000,000 shares; Issued and outstanding: 11,989,130 and 4,411,459 shares	120,000	44,000
Additional paid-in capital	16,637,000	10,678,000
Cumulative translation adjustments	(5,600,000)	(6,383,000)
Accumulated deficit	(200,000)	(200,000)
Deficit accumulated during development stage	(41,608,000)	(37,379,000)

Total stockholders’ deficit	(30,651,000)	(33,240,000)

Total liabilities and stockholders’ deficit	$18,601,000	$18,941,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	THREE MONTHS ENDED MARCH 31,		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2004
	2004	2003
REVENUES
Development contracts and prototype sales	$87,000	$112,000	$437,000

COSTS AND EXPENSES
Engineering, research and development	1,211,000	1,054,000	14,722,000
General and administrative	924,000	938,000	9,982,000
Depreciation and amortization	408,000	311,000	8,638,000
Stock based compensation expense	85,000	—	85,000
Intangibles expensed	—	—	3,700,000
Loss (gain) on sale of assets	—	—	50,000

	2,628,000	2,303,000	37,177,000
OTHER INCOME (EXPENSE)
Foreign government subsidies	141,000	1,000	2,548,000
Interest expense, net of interest income	(677,000)	(421,000)	(6,264,000)
Interest expense related to beneficial conversion	(1,152,000)	—	(1,152,000)

	(1,688,000)	(420,000)	(4,868,000)

NET LOSS	$(4,229,000)	$(2,611,000)	$(41,608,000)

OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	783,000	(922,000)	(5,600,000)

COMPREHENSIVE LOSS	$(3,446,000)	$(3,533,000)	$(47,208,000)

Weighted average number of common shares outstanding:	11,989,130	9,978,797

Basic and diluted net loss per share:	$(0.35)	$(0.26)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Translations Adjustments	Accumulated Deficit	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount
Balances at December 31, 2003	1,000	$—	4,411,459	$44,000	$10,678,000	$(6,383,000)	$(200,000)	$(37,379,000)

Common stock issued upon conversion of preferred stock	(1,000)		5,567,027	56,000	(56,000)

Stock issued upon conversion of convertible notes			1,974,500	20,000	3,930,000

Issuance of convertible debt with beneficial conversion future					2,000,000

Stock issued for services			36,144		85,000

Foreign currency translation adjustments	—	—	—	—	—	783,000	—	—

Net loss	—	—	—	—	—	—	—	(4,229,000)

Balances at March 31, 2004	—	$—	11,989,130	$120,000	$16,637,000	$5,600,000	$200,000	$41,608,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2004
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,229,000)	$(2,611,000)	$(41,608,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	408,000	311,000	8,638,000
In-process research and development expensed	—	—	3,700,000
Loss on sale of assets	(1,000)	—	49,000
Non cash interest expense	1,755,000	318,000	5,794,000
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(4,000)	(2,000)	(19,000)
Inventories	(5,000)	34,000	(88,000)
Prepaid expenses and other current assets	47,000	315,000	(117,000)
Accounts payable and accrued expenses	428,000	76,000	2,786,000

Net cash used in operating activities	(1,601,000)	(1,559,000)	(20,865,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(26,000)	(47,000)	(3,705,000)
Investment in intangibles	—	(17,000)	(131,000)
Cash received in connection with Share Exchanges	—	—	20,000
Deposit on equipment	—	(50,000)	(200,000)
Proceeds from sale of assets	—	—	133,000

Net cash used in investing activities	(26,000)	(114,000)	(3,883,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of loans from financial institutions	(143,000)	4,000	(1,863,000)
Proceeds (repayments) of silent partnership loans	—	(25,000)	102,000
Proceeds (repayments) from related party loans	—	59,000	16,908,000
Proceeds from 10% convertible debentures	1,686,000	—	1,686,000
Proceeds received from non-convertible promissory notes from related party	106,000	1,497,000	8,067,000

Net cash provided by financing activities	1,649,000	1,535,000	24,900,000

Effect of exchange rate changes on cash	(3,000)	4,000	(9,000)

Net increase (decrease) in cash and cash equivalents	19,000	(134,000)	143,000
Cash and cash equivalents, beginning of period	127,000	165,000	3,000

Cash and cash equivalents, end of period	$146,000	$31,000	$146,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$74,000	$103,000	$560,000
Conversion of convertible debt into common stock	$3,949,000	$—	$5,864,000
Capital contribution by affiliate of Arch Hill in lieu of debt payment	$—	$—	$1,734,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2003. Operating results for three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any interim period.

The accompanying unaudited condensed consolidated financial statements have not been reviewed by an independent public accountant. The Company is in the process of engaging an independent public accounting firm to perform such review and such engagement process has not been completed as of the date of this filing.

NOTE 2—ORGANIZATION, BUSINESS OF THE COMPANY AND RECENT DEVELOPMENTS

In 2002, Lithium Technology Corporation (“LTC” or the “Company”) closed share exchanges in which LTC acquired ownership of 100% of GAIA Holding B.V. (“GAIA Holding”) from Arch Hill Ventures, N.V., a private company limited by shares, incorporated under the laws of the Netherlands (“Arch Hill Ventures”), which is controlled by Arch Hill Capital N.V. (“Arch Hill Capital”), a private company limited by shares, incorporated under the laws of the Netherlands (the “Share Exchanges”).

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

Effective July 28, 2003, LTC implemented a one-for-twenty reverse stock split of the Company’s common stock (See Note 11). On May 9, 2003, the Company reduced the outstanding and authorized Series A Preferred Stock from 100,000 to 1,000 shares. The reverse stock split and Preferred Stock reduction have been reflected retroactively in the consolidated financial statements and notes for all periods presented and all applicable references as to the number of common shares and per share information, preferred shares, stock option data and market prices have been restated to reflect the reverse stock split and Preferred Stock reduction. In addition, stockholders’ deficit has been restated retroactively for all periods presented for the par value of the number of shares that were eliminated.

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

GAIA HOLDING DEEMED ACQUIRER OF LTC

The Share Exchanges in 2002 between LTC and GAIA Holding have been accounted for as a reverse acquisition (see Note 2). As a result, GAIA Holding is considered the acquiring company; hence, the historical consolidated financial statements of GAIA Holding became the historical financial statements of LTC and include the operating results of LTC only from the effective dates of the Share Exchanges.

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

INTANGIBLES

Intangibles consist of amounts capitalized by GAIA for patents, which are recorded at cost and are amortized using the straight-line method over their estimated useful lives of 13 to 17 years commencing upon final approval by the foreign regulatory body. Intangibles also include amounts relating to the core patented technology of LTC, as determined by an independent valuation, in connection with the allocation of the purchase price resulting from the Share Exchanges. These intangibles are being amortized using the straight-line method over their estimated useful lives of 12 years commencing October 4, 2002.

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

In connection with the Share Exchanges, the Company has stock options post acquisition. All such options were fully vested at the acquisition and valued as part of the purchase price. If the Company had applied the fair value recognition provisions of SFAS No. 123, there would be no effect on net income and earnings per share.

NET LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share for the three months ended March 31, 2003. The Company made such determination because: 1) Arch Hill Capital, which controls the Company, had the ability to authorize the necessary shares for conversion; 2) the preferred shares had no significant preferential rights above the common shares; and 3) the preferred shares would automatically convert at a later date upon proper share authorization. As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the three months ended March 31, 2004 and 2003 was as follows:

	2004	2003
Series A Preferred Stock	—	5,567,027
Common Stock	11,989,130	4,411,770

Total	11,989,130	9,978,797

Due to net losses in the three months ended March 31, 2004 and 2003, the effect of the potential common shares resulting from convertible promissory notes payable, convertible debentures, stock options and warrants in those years was excluded, as the effect would have been anti-dilutive.

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

NOTE 4—OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT’S PLANS TO OVERCOME

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since its inception, the Company has incurred substantial operating losses and expects to incur additional operating losses over the next several years. Operations have been financed primarily through the use of proceeds from equity financings, loans including loans from Arch Hill Capital and other related parties, loans from silent partners and bank borrowings secured by assets. On January 22, 2004, the Company sold $2,000,000 of 10% Convertible Debentures Due 2006 with warrants to purchase up to 1,000,000 shares of LTC common stock. (See Note 9). Continuation of the Company’s operations in 2004 is dependent upon obtaining further financing from either Arch Hill Capital or other related parties, continued bridge financing from Arch Hill Capital or a new debt or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANAGEMENT’S PLANS

In the past, the Company has worked closely with selected portable electronics Original Equipment Manufacturers (OEMs) exploring various notebook computer, personal digital assistant and wireless handset applications. Over the past four years, the Company has refocused its unique extrusion-based manufacturing process, cell technology, large battery assembly expertise, and market activities to concentrate on large-format, high rate battery applications. The Company’s commercialization efforts are focused on applying its lithium-ion rechargeable batteries in the national security, transportation and stationary power markets.

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

Although Arch Hill Capital has been providing funding to the Company under a Bridge Financing Agreement since December 2001, (see Note 9), there can be no assurance that funding will continue to be provided by Arch Hill Capital in the amounts necessary to meet all the Company’s obligations until the closing of a third party debt or equity financing or that the Company will be able to consummate such a financing.

The Company is currently seeking sources of additional financing, in the form of equity financing, to provide the additional capital in order to fund its current operations, scale-up its production capabilities to take advantage of near-term market opportunities, expand its scope of operations and pursue its business strategy. The Company believes that if it raises approximately $10,000,000 to $12,000,000 in an equity financing, it would have sufficient funds to meet its operating and capital expenditure needs for at least twelve months. However, no assurance can be given that it will be successful in completing any financing. If the Company is unsuccessful in completing any financing, it will not be able to fund its current expenses or pursue its business strategy.

If a third party debt or equity financing is not consummated, the Company will assess all available alternatives including a sale of its assets or merger, a restructuring, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

NOTE 5—RECEIVABLE FROM RELATED PARTY

The Company has a receivable from Tamarchco GmbH (‘Tamarchco’), a 100% owned subsidiary of Arch Hill Capital, of $2,268,000 in principal. The receivable bears interest at 7% per annum. Tamarchco used the proceeds for investing in a silent partnership participation in GAIA for an equal amount (refer to Note 10) under identical terms. The receivable at March 31, 2004 includes accrued interest of $909,000. Under the existing agreement, the principal including accumulated interest is due on December 31, 2008.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2004 and December 31, 2003 is summarized as follows:

	March 31	December 31
Land and buildings	$2,492,000	$2,779,000
Technical and laboratory equipment	4,924,000	4,889,000
Asset under construction and equipment deposit	298,000	301,000
Office equipment and other	519,000	513,000

	8,233,000	8,482,000
Less: Accumulated depreciation and amortization	(2,918,000)	(2,847,000)

	$5,315,000	$5,635,000

Assets under construction at March 31, 2004 included equipment being constructed that was not yet placed into service.

NOTE 7—INTANGIBLES

Intangibles at March 31, 2004 and December 31, 2003 are summarized as follows:

	March 31	December 31
Patents	10,129,000	$10,133,000
Less: Accumulated amortization	(1,259,000)	(1,049,000)

Total	$8,870,000	$9,084,000

Intangibles consist primarily of amounts relating to the core patented technology of LTC, as determined by an independent valuation, in connection with the allocation of the excess purchase price resulting from the Share Exchanges (see Note 2). Intangibles also include patents held by GAIA Holding.

Estimated future amortization expense on intangible assets for the next five years at December 31, 2003 is approximately $840,000 per year.

NOTE 8—NOTES PAYABLE

On February 23, 2004, the balance of a note payable of $63,000 principal amount was paid in full. As of March 31, 2004, the Company has no notes payable.

NOTE 9—CONVERTIBLE DEBT SECURITIES

BRIDGE NOTES

Convertible debt securities are comprised of promissory notes held by Arch Hill Capital and 10% Convertible Debentures Due 2006 held by an investment group.

The promissory notes were issued under a Bridge Financing Agreement, as amended, between LTC and Arch Hill Capital (the “Bridge Financing Agreement”). During the period January 1, 2004 to March 31, 2004 Arch Hill Capital advanced $409,000 to the Company under the Bridge Financing Agreement. Accrued interest on the notes of $307,000 as of March 31, 2004 is included in the convertible debt securities on the balance sheet. All amounts outstanding under the Bridge Financing Agreement through April 13, 2004 were converted to Company securities subsequent to March 31, 2004. (See Note 12)

The Bridge Financing Agreement, as amended, does not contain a maximum of the amount of funding that may be advanced under such Agreement. The amount of any additional notes provided will be related to the working capital advances made by Arch Hill Capital to the Company.

10% CONVERTIBLE DEBENTURES

On January 20, 2004, the Company entered into a securities purchase agreement with an investment group to purchase $2,000,000 of the Company’s 10% Convertible Debentures Due 2006 (the “January 2004 debentures”) with attached warrants to purchase up to 1,000,000 shares of LTC common stock. On January 22, 2004 the Company closed the convertible debenture financing.

The January 2004 debentures have a maturity date of January 20, 2006. Interest payments on the January 2004 debentures are due and payable in cash, or at the option of the January 2004 debenture holder, in Company common stock at a price equal to the conversion price of Company common stock as described below. Interest is due quarterly commencing March 31, 2004. Any amount of principal or interest on the January 2004 debentures which is not paid when due bears interest at 15% per annum from the due date of such payment default.

The January 2004 debentures are secured by security agreements under which the Company pledged substantially all of its assets, including its goods, fixtures, equipment, inventory, contract rights, receivables and intellectual property and certain equipment of GAIA.

The January 2004 debentures are convertible at any time at the option of the holder into shares of Company common stock. The conversion price of Company common stock used in calculating the number of shares issuable upon conversion, or in payment of interest on the 10% debentures, is the lesser of:

•	50% of the average of the lowest three trading prices of our common stock for the twenty trading days ending one trading day prior to the date the Company receives a conversion notice from a January 2004 debenture holder; and

•	a fixed conversion price of $2.00.

The Company has the right to prepay all or a portion of the outstanding January 2004 debentures and accrued and unpaid interest upon prior written notice to the holders of the January 2004 debentures in an amount equal to 130% of principal and interest for prepayments occurring from January 20, 2004 through March 19, 2004, 140% for prepayments of principal and interest occurring from March 20, 2004 through April 18, 2004 or 150% for prepayment of principal and interest occurring after April 18, 2004. If the Company prepays all of the outstanding January 2004 debentures, the Company must issue an aggregate of 2.5% of the total issued and outstanding Company common stock to the January 2004 debenture holders on a pro rata basis.

The January 2004 debentures include warrants to purchase 1,000,000 shares of LTC common stock at an exercise price of $2.00 per share. The warrants expire on January 20, 2009. The warrants are subject to exercise price adjustments upon the occurrence of certain events including stock dividends, stock splits, mergers, reclassifications of stock or the Company’s recapitalization. The exercise price of the warrants is also subject to reduction if the Company issues any rights, options or warrants to purchase shares of common stock at a price less than the market price of Company shares as quoted on the OTC Bulletin Board, subject to certain exceptions. Also, if at any time, the Company declares a distribution or dividend to the holders of common stock in the form of cash, indebtedness, warrants, rights or other securities, the holders of the warrants are entitled to receive the distribution or dividend as if the warrant holders had exercised the warrants.

The above formula resulted in the debentures and warrants being issued with an imbedded beneficial conversion feature. Accordingly, pursuant to EITF Abstracts Issue No. 98-5, the Company has allocated $2,000,000 of the proceeds received to additional paid in capital based on the intrinsic value of this imbedded beneficial conversion feature. The intrinsic value was determined at the date of issuance using the Black-Scholes option pricing model. $1,060,000 of the discount resulting from this allocation was recognized as interest expense as of January 20, 2004 (the date of issuance), which is the earliest date of conversion. The remainder of $940,000 will be recognized as interest over the two year life of the debentures.

NOTE 10—LONG-TERM DEBT

	March 31	December 31
Long-term debt at March 31, 2004 and December 31, 2003 is summarized as follows:
Loans from financial institutions	$2,168,000	$2,300,000
Subordinated loans from related party	27,104,000	27,625,000
Silent partnership loans-related party	3,177,000	3,203,000
Silent partnership loans	2,493,000	2,598,000

	$34,942,000	$35,726,000

Less: Current maturities	(618,000)	(659,000)

	$34,324,000	$35,067,000

LOANS FROM FINANCIAL INSTITUTIONS

The Company has two loans from financial institutions that are collateralized by (i) land and buildings in an amount up to $1,151,000 and (ii) machinery, equipment and patents in an amount of $2,459,000 as collateral for the mortgage loan. The loans bear interest between 5.75% and 6.75% per annum and are scheduled to be repaid by December 31, 2014.

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill Ventures, a related party. The loans bear cumulative interest at 6% per annum. Under the subordinated loan agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA. A portion of the subordinated loans from Arch Hill Ventures ($23,185,604), were converted to Company shares subsequent to March 31, 2004 (See Note 12).

SILENT PARTNERSHIP LOANS—RELATED PARTY

Tamarchco GmbH (“Tamarchco”), a 100% owned subsidiary of Arch Hill Ventures, has provided three silent partnership loans to GAIA. The partnership loans consist of a $1,868,000 loan bearing interest at 7% per annum under the First Tamarchco Partnership Agreement, a $182,000 loan bearing interest at 6% per annum under the Second Tamarchco Partnership Agreement and a $218,000 loan bearing interest at 6% under the Third Tamarchco Partnership Agreement. GAIA is not required to pay the interest under the Second and Third Tamarchco Partnership Agreements until GAIA has generated an accumulated profit amounting to $4,670,000. The total amount payable to Tamarchco under the three Tamarchco Partnership Agreements at March 31, 2004 is $3,177,000 including accrued interest of $909,000.

Tamarchco is entitled to receive an annual 4% share in profits related to its contributions under the First Tamarchco Agreement and an annual 12% share in profits related to its contribution under the Second and Third Tamarchco Agreements. The 12% share in profits under the Second and Third Tamarchco Agreements are not payable until GAIA has generated an accumulated profit amounting to $4,670,000.

Each Tamarchco Partnership Agreement terminates in December 2008, unless terminated prior to such time for good cause as defined in the applicable Tamarchco Partnership Agreement. The principal, accrued and unpaid interest, and unpaid profits are due on the termination of the Tamarchco Partnership Agreements.

SILENT PARTNERSHIP LOANS-NON-RELATED PARTIES

Two other parties have provided silent partnership loans to GAIA which remain outstanding at March 31, 2004. Frankendael Participatiemaatschappij N.V. (“Frankendael”) has provided a partnership loan of $486,000, which bears interest at 6% per annum. Technologie-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan of $1,868,000, which bears interest at 6% per annum. GAIA is not required to pay the interest under the Frankendael Partnership Agreement until GAIA has generated an accumulated profit amounting to $4,670,000. The total amount payable to Frankendael and TBG under the Partnership Agreements at March 31, 2004 is $2,493,000, including $139,000 in accrued interest.

Frankendael and TBG are entitled to receive an annual 12% share in profits related to its contributions under the Frankendael Partnership Agreement and the TBG Partnership Agreement. The 12% share in profits under the Frankendael Partnership Agreement is not payable until GAIA has generated an accumulated profit amounting to $4,670,000. The TBG Partnership Agreement provides that should GAIA receive additional injections of capital in the course of further financing rounds, TBG shall adjust its profit sharing to the capital ratio applicable at such time. Management believes that based upon subsequent equity received by GAIA that the present profit sharing that TBG is entitled to under the Agreement is approximately 4.4%. Management further believes that it is unlikely that Frankendael or TBG will receive any profit sharing under the Partnership Agreement at any time in the near future.

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

NOTE 11—STOCKHOLDER’S EQUITY

Effective July 28, 2003, the Company implemented a one-for-twenty reverse stock split. As a result of the reverse stock split becoming effective, every twenty shares of Company common stock outstanding on July 28, 2003 were combined into one share of Company common stock. Proportionate adjustments based on the reverse stock split ratio have also been made to the per share exercise price and number of shares issuable upon the exercise of all outstanding convertible securities, as a result of the reverse stock split becoming effective. The symbol for the Company’s common stock was changed to LTHU.OB as a result of the reverse stock split.

On February 25, 2004, Arch Hill Capital converted $3,949,000 of promissory notes that it held into 1,975,500 shares of Company common stock pursuant to the terms of such notes.

On February 25, 2004, Arch Hill Ventures converted the 1,000 shares of Series A Preferred Stock that it held into 5,567,027 shares of Company common stock pursuant to the terms of the Series A Preferred Stock. The Company has no shares of preferred stock outstanding as of March 31, 2004.

NOTE 12—SUBSEQUENT EVENTS

During the period April 1, 2004 to April 13, 2004, Arch Hill Capital advanced $509,000 to the Company under the Bridge Financing Agreement.

On April 13, 2004, pursuant to a Debt Exchange Agreement between the Company, GAIA Holding, GAIA, Arch Hill Capital and Arch Hill Ventures, the Company exchanged debt owed to Arch Hill Capital by the Company and debt owed to Arch Hill Ventures by GAIA for Company debentures and equity securities. $1,587,375 of bridge notes held by Arch Hill Capital and issued by the Company in 2002 were exchanged for $1,587,375 of the Company 10% Convertible Debentures Due 2006 and warrants to purchase up to 793,688 shares of the Company common stock exercisable at $2.00 per share. $1,412,625 of bridge notes held by Arch Hill Capital and issued by the Company in 2003 were exchanged for $1,412,625 of the Company 10% Convertible Debentures Due 2006 and warrants to purchase up to 706,312 shares of the Company common stock exercisable at $2.00 per share. $5,459,502 of bridge notes issued in 2003 and $918,159 of bridge notes issued by the Company from January 1, 2004 through April 13, 2004 and $323,284 of interest on the bridge notes issued in 2003 and 2004 were exchanged for 6,069,697 shares of the Company common stock and warrants to purchase up to 10,500,000 shares of the Company common stock exercisable at $2.40 per share. $23,185,604 of debt owed to Arch Hill Ventures by GAIA as of April 13, 2004 was exchanged for 21,001,453 shares of the Company common stock.

Subsequent to the debt exchange (during the period April 14, 2004 to May 20, 2004), Arch Hill Capital advanced $1,101,000 to the Company under the Bridge Financing Agreement.

On May 5, 2004, the Company issued to the finder and affiliated persons in the January 2004 debenture financing warrants to purchase 200,000 shares of Company common stock, subject to adjustment, at an exercise price of $2.20 per share, subject to adjustment. The warrants entitle the holders to purchase, in the aggregate, such number of shares of the common stock equal to 10% of the aggregate number of fully diluted and/or converted shares of common stock as are purchased by the January 2004 debenture holders (after giving effect to any increase in shares under a ratchet or similar provision pursuant to which the number of shares initially purchased is subsequently increased). The exercise price per share of the warrants is equal to 110% of the effective per share price paid by the January 2004 debenture holders for the securities purchased by such debenture holders. The warrants are exercisable until January 20, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the financial statements and the accompanying notes thereto included elsewhere in this Report.

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

Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of March 31, 2004, we had an accumulated deficit of $41,808,000. Our operations have been financed primarily through debt and equity financings, loans from shareholders, other related parties, loans from silent partners and bank borrowings secured by assets.

In October and December 2002, we closed the Share Exchanges in which we acquired a 100% interest in GAIA through our acquisition of 100% of the outstanding shares of GAIA Holding from Arch Hill Ventures in exchange for our issuance to Arch Hill Ventures of 1,000 shares of our Series A Preferred Stock. The Preferred Stock was converted into 5,567,027 shares of LTC’s common stock on February 25, 2004. Arch Hill Capital controls Arch Hill Ventures.

Effective July 28, 2003, we implemented a one-for-twenty reverse stock split of the Company’s common stock. On May 9, 2003, we reduced the outstanding and authorized Series A Preferred Stock from 100,000 to 1,000 shares. The reverse stock split and Series A Preferred Stock reduction have been reflected retroactively in the accompanying financial statements and notes for all periods presented and all applicable references as to the number of common shares and per share information, preferred shares, stock option data and market prices have been restated to reflect the reverse stock split and Preferred Stock reduction. In addition, stockholders’ deficit has been restated retroactively for all periods presented for the par value of the number of shares that were eliminated.

JANUARY 2004 CONVERTIBLE DEBENTURE FINANCING

General

On January 20, 2004, we entered into a securities purchase agreement with an investment group to purchase $2,000,000 of our January 2004 debentures with attached warrants to purchase up to 1,000,000 shares of our common stock. On January 22, 2004 we closed the convertible debenture financing. The proceeds of the financing were used for working capital. We are continuing to seek other financing initiatives to meet our working capital needs and to complete our product commercialization process.

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

Registration Rights Agreement with the January 2004 Debenture Holders

Simultaneously with the execution of the securities purchase agreement, we entered into a registration rights agreement with the January 2004 debenture holders. The holders of the January 2004 debentures and attached warrants are entitled to registration of the shares underlying the January 2004 debentures, warrants and any shares issuable upon repayment of the debentures. On April 29, 2004, we filed a registration statement under the Securities Act of 1933 to register all such securities held by the January 2004 debenture holders, the warrants held by the finder in the January 2004 debenture financing and securities held by Arch Hill Capital and Arch Hill Ventures.

APRIL 2004 DEBT EXCHANGE

General

On April 13, 2004, pursuant to a Debt Exchange Agreement between LTC, GAIA Holding, GAIA, Arch Hill Capital and Arch Hill Ventures (the “Debt Exchange Agreement”), approximately $9.7 million of debt owed by LTC to Arch Hill Capital under the Bridge Financing Agreement (See Note 9) and $23.2 million of debt owed by GAIA to Arch Hill Ventures under the Subordinated Loan Agreement (See Note 10) were exchanged for LTC debentures and equity securities.

Pursuant to the terms of the Bridge Financing Agreement with Arch Hill Capital, amounts outstanding under any promissory notes issued from July 29, 2002 to December 2002 were exchangeable into debentures in the amount of such promissory notes and one warrant for each $1.00 principal of debentures, on the same terms as the securities issued to the January 2004 debenture holders (the “January 2004 Securities”). Further, pursuant to the terms of the bridge financing agreement, Arch Hill Capital had the option to apply all amounts due under bridge notes issued from January 1, 2003 for 10% debentures in the amount of such promissory notes and one warrant for each $1.00 principal of debentures, on the same terms as the January 2004 Securities. Arch Hill Capital waived its right to acquire securities having the same terms as the January 2004 Securities for all of the bridge notes issued from January 1, 2003 to April 13, 2004, other than with respect to $1,412,625 of bridge notes issued in 2003, provided shares of our common stock and warrants were issued for such debt.

Based on the foregoing, pursuant to the Debt Exchange Agreement:

•	$1,587,375 of bridge notes held by Arch Hill Capital and issued by LTC in 2002 were exchanged for $1,587,375 of LTC 10% Convertible Debentures Due 2006 (“April 2004 Debentures”) and warrants to purchase up to 793,688 shares of LTC common stock exercisable at $2.00 per share;

•	$1,412,625 of bridge notes held by Arch Hill Capital and issued by LTC in 2003 were exchanged for $1,412,625 of LTC 10% Convertible Debentures Due 2006 and warrants to purchase up to 706,312 shares of LTC common stock exercisable at $2.00 per share;

•	$5,459,502 of bridge notes issued by LTC in 2003 and $918,159 of bridge notes issued by LTC from January 1, 2004 through April 13, 2004 and $323,284 of interest on the bridge notes issued in 2003 and 2004 were exchanged for 6,069,697 shares of LTC common stock and warrants to purchase up to 10,500,000 shares of LTC common stock exercisable at $2.40 per share; and

•	$23,185,604 of debt owed to Arch Hill Ventures by GAIA was exchanged for 21,001,453 shares of LTC common stock.

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

Finder’s Warrants

On May 5, 2004, we issued to the finder and affiliated persons in the January 2004 debenture financing warrants to purchase 200,000 shares of LTC common stock, subject to adjustment, at an exercise price of $2.20 per share, subject to adjustment. The warrants entitle the holders to purchase, in the aggregate, such number of shares of the common stock equal to 10% of the aggregate number of fully diluted and/or converted shares of common stock as are purchased by the January 2004 debenture holders (after giving effect to any increase in shares under a ratchet or similar provision pursuant to which the number of shares initially purchased is subsequently increased). The exercise price per share of the warrants is equal to 110% of the effective per share price paid by the January 2004 debenture holders for the securities purchased by such debenture holders. The warrants are exercisable until January 20, 2009.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO

THREE MONTHS ENDED MARCH 31, 2003

Aggregate revenues from development contracts and prototype sales and income from foreign government subsidies increased 102% in the three months ended March 31, 2004 to $228,000 from $113,000 in the same period in 2003. During the first quarter of 2004, we had revenues from development contracts and prototype sales of $87,000 and income from foreign government subsidies of $141,000 compared to $112,000 and $1,000 respectively in the same period in 2003.

Engineering, research and development expenses during the three months ended March 31, 2004 increased by 15% to $1,211,000 from $1,054,000 in the same period in 2003. These increases resulted primarily from advancement of our technology in large high rate battery applications. We expect our engineering, research and development expenses to be slightly higher in fiscal 2004 than fiscal 2003.

General and administrative expenses during the three months ended March 31, 2004 decreased slightly by $14,000 or 1% to $924,000 from $938,000 in the same period in 2003.

Depreciation and amortization during the three months ended March 31, 2004 increased by $97,000 or 31% to $408,000 from $311,000 in the same period in 2003.

We had stock based compensation expense of $85,000 during the three months ended March 31, 2004 as a result of the issuance of shares to a consultant for services rendered.

Interest expense, net of interest income, for the three months ended March 31, 2004 increased by $256,000 or 61% to $677,000 from $421,000 in the same period in 2003. Interest expense increased as a result of interest accrued on the loans from Arch Hill Capital and Arch Hill Ventures and the interest accrued on the January 2004 debentures. In addition, the 10% debentures sold in January 2004 contained an imbedded beneficial conversion feature, wherein an additional $1,152,000 in interest was charged as interest expense and as a discount to the debentures and attached warrants.

The result of these revenues and costs and expenses is a net loss of $4,229,000 or $.35 per share for the three months ended March 31, 2004 as compared to a net loss of $2,611,000 or $.26 for the three months ended March 31, 2003. The increase in net loss for the quarter is principally due to the increase in interest expense on outstanding debt and the interest expense related to the sale of the January 2004 debentures and attached warrants.

Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of March 31, 2004, our accumulated deficit was $41,808,000.

LIQUIDITY AND FINANCIAL CONDITION

At March 31, 2004, cash and cash equivalents were $146,000. Total liabilities at March 31, 2004 were $49,252,000 consisting of current liabilities in the aggregate amount of $4,708,000 (including $2,184,000 of accounts payable), long-term liabilities in the amount of $34,324,000 and convertible debt securities in the aggregate amount of $10,220,000. As of March 31, 2004, our working capital deficit was $3,773,000. We expect to incur substantial operating losses as we continue our commercialization efforts.

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

In February 2004, Arch Hill Capital converted the $3,949,000 convertible promissory note issued by us into 1,974,500 shares of our common stock, pursuant to the terms of such note.

We have entered into a Bridge Financing Agreement with Arch Hill Capital (See Note 9). From January 1, 2004 through March 31, 2004, $409,000 in principal of promissory notes were issued under the Bridge Financing Agreement. From April 1, 2004 through April 13, 2004, $509,000 in principal of promissory notes were issued under the Bridge Financing Agreement. From April 14, 2004 through May 20, 2004 $1,101,000 in principal of promissory notes were issued under the Bridge Financing Agreement.

The Bridge Financing Agreement does not contain a maximum of the amount of funding that may be advanced under such agreement. Accordingly, there is no maximum amount of notes that may be issued to Arch Hill Capital. The amount of notes will be related to the working capital advances made by Arch Hill Capital to us and the length of time until a new debt or equity financing is completed.

GAIA has entered into a Subordinated Loan Agreement with Arch Hill Ventures. (See Note 10). As of March 31, 2004, advances from Arch Hill Ventures to GAIA under this agreement were $27,104,000.

On April 13, 2004, pursuant to the Debt Exchange Agreement, approximately $9.7 million of debt owed by LTC to Arch Hill Capital under the Bridge Financing Agreement (See Note 9) and $23.2 million of debt owed to Arch Hill Ventures under the Subordinated Loan Agreement (See Note 10) were exchanged for LTC debentures and equity securities. See “April 2004 Debt Exchange”.

We do not currently have sufficient cash to meet our working capital needs or to achieve all of our development and production objectives. In order to have sufficient capital resources for our development, production, operating and administrative needs, we need to close on a debt or equity financing transaction in the near term. We anticipate that such an equity financing could be up to approximately $12,000,000, although no definitive terms have been established as of the date of this report. We believe that if we raise approximately $10,000,000 to $12,000,000 in a debt or equity financing, we would have sufficient funds to meet our operating and capital expenditure needs for at least twelve months. We have not entered into any definitive agreements relating to a new financing as of May 24, 2004 and no assurance can be given that any financing will be consummated.

If a new financing is not consummated, we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. Operations have been financed primarily through the use of proceeds from loans from Arch Hill Capital and other related parties, loans from silent partners, bank borrowings secured by assets and equity financings. On January 22, 2004, we sold $2,000,000 of 10% debentures with warrants to purchase up to 1,000,000 shares of our common stock in a private placement to an investment group. Continuation of our operations in 2004 is dependent upon obtaining further financing from either Arch Hill Capital or other related parties, or the new debt or equity financing described above. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Although Arch Hill Capital has been providing funding to us under the Bridge Financing Agreement since December 2001, there can be no assurance that funding will continue to be provided by Arch Hill Capital in the amounts necessary to meet all our obligations until the closing of a third party debt or equity financing or that we will be able to consummate such a financing.

We are currently seeking sources of additional financing, in the form of equity financing, to provide the additional capital in order to fund our current operations, scale-up our production capabilities to take advantage of near-term market opportunities, expand its scope of operations and pursue our business strategy. We believe that if we raise approximately $10,000,000 to $12,000,000 in a debt or equity financing we would have sufficient funds to meet our needs for at least twelve months. However, no assurance can be given that we will be successful in completing any financing. If we are unsuccessful in completing any financing, we will not be able to fund our current expenses or pursue our business strategy.

If a third party debt or equity financing is not consummated, we will assess all available alternatives including a sale of our assets or merger, a restructuring, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (the “SEC”) recently issued disclosure guidance for “critical accounting policies”. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described in the Notes to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

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

RISK FACTORS AFFECTING OUR COMPANY

Investors should carefully consider the following risk factors, in addition to the other information concerning the factors affecting forward-looking statements. Each of the risk factors could adversely affect our business, operating results and financial condition as well as adversely affect the value of an investment in us.

FINANCIAL CONDITION RISKS

•	WE HAVE SUBSTANTIAL INDEBTEDNESS AND ARE HIGHLY LEVERAGED.

At March 31, 2004, we had total consolidated long-term indebtedness and convertible debentures of approximately $44.5 million, less current portion of approximately $0.6 million, and a stockholders’ deficit of approximately $30.7 million. We also had at March 31, 2004, current liabilities of approximately $4.7 million.

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

We incurred net losses of approximately $41.6 million from February 12, 1999 (date of inception) to March 31, 2004, including approximately $4.2 million of net loss in the quarter ended March 31, 2004. We expect to incur substantial additional operating losses in the future. We have a total accumulated deficit of approximately $41.8 million. During the quarters ended March 31, 2004 and 2003, we generated revenues from development contracts and prototype sales and income from foreign government subsidies in the amounts of $228,000 and $113,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES OF OUR COMMON STOCK COULD ADVERSELY AFFECT OUR STOCK PRICE.

As of May 24, 2004, we had 39,060,280 shares of common stock outstanding, without taking into account shares issuable upon exercise of the 10% debentures, outstanding warrants or outstanding options. Of these shares, as of May 24, 2004, approximately 36 million shares of our common stock are subject to restrictions on resale pursuant to Rule 144 and approximately 2.6 million outstanding shares of our common stock are eligible for sale in the public market without restriction or registration. The shares issuable upon exercise or conversion of our outstanding warrants and 10% debentures will be restricted securities, however, the holders of certain of these securities have registration rights with respect to the common stock issuable upon exercise or conversion of these securities.

We filed a registration statement on April 29, 2004 under the Securities Act of 1933 to register the shares issuable upon conversion of $5,000,000 in principal amount of the 10% debentures, shares issuable upon exercise of 10,900,000 warrants and 35,809,282 shares of common stock. The foregoing securities included in the registration statement include all of the common shares, 10% debentures and warrants held by Arch Hill Capital and Arch Hill Ventures other than shares issuable upon exercise of 5,000,000 warrants held by Arch Hill Capital. However, pursuant to an agreement entered into with the holders of the January 2004 debentures, any Arch Hill Capital and Arch Hill Ventures securities included in the registration statement may not be sold during the first 12 months that the registration statement is declared effective by the Securities and Exchange Commission, unless the January 2004 debentures have been repaid or converted prior to that time.

Upon the effectiveness of the registration statement the shares will be available for sale in the open market. The future sale of a substantial number of shares of common stock by existing stockholders, warrant holders and option holders could have an adverse impact on the market price of our common stock. In addition, the market price of our common stock could drop in response to the perception that these sales could occur.

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

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the first quarter of fiscal 2004 or subsequent to the date of the evaluation by our management thereof.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

On January 22, 2004, we sold $2,000,000 of our January 2004 debentures with attached warrants to purchase up to 1,000,000 shares of our common stock to accredited investors in a private placement exempt under Section 4(2) of the Securities Act of 1933 (the “Act”).

On March 15, 2004, we issued 36,144 shares of our common stock to a consultant for services rendered, in a private transaction exempt under Section 4(2) of the Act.

We believe that the sales described above were exempt from registration under Section 4(2) of the Act because such sales were made to a limited group of persons, each of whom was believed to have been a sophisticated investor or had a pre-existing business or personal relationship with us or our management and since each such person was purchasing for investment without a view to further distribution. Restrictive legends were placed on stock certificates evidencing the shares and/or agreements relating to the right to purchase such shares described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following Exhibits are filed as part of this Report or incorporated herein by reference:

4.1	10% Convertible Debenture Due 2006 (1)

4.2	Form of 10% Convertible Debenture dated as of April 13, 2004 between Lithium Technology Corporation and Arch Hill Capital N.V. (2)

10.53	Form of Securities Purchase Agreement, dated as of January 20, 2004 between Lithium Technology Corporation and the Investors [Schedules and Exhibits omitted] (1)

10.54	Form of Secured Convertible Debenture dated as of January 20, 2004 between Lithium Technology Corporation and the Investors (1)

10.55	Form of Stock Purchase Warrant dated as of January 20, 2004 between Lithium Technology Corporation and the Investors (1)

10.56	Form of Registration Rights Agreement dated as of January 20, 2004 between Lithium Technology Corporation and the Investors (1)

10.57	Form of Security Agreement dated as of January 20, 2004 between Lithium Technology Corporation and the Investors (1)

10.58	Form of Intellectual Property Security Agreement dated as of January 20, 2004 between Lithium Technology Corporation and the Investors [Schedules and Exhibits omitted] (1)

10.59	Form of Lien Agreement dated as of January 20, 2004 between GAIA Akkumulatorenwerke GmbH and the Investors (1)

10.60	Form of Debt Exchange Agreement, dated as of April 13, 2004 between Lithium Technology Corporation, GAIA Holding N.V., GAIA Akkumulatorenwerke GmbH, Arch Hill Capital N.V. and Arch Hill Ventures N.V. (2)

10.61	Form of $2.00 Stock Purchase Warrant dated as of April 13, 2004, issued to Arch Hill Capital N.V. (2)

10.62	Form of $2.40 Stock Purchase Warrant dated as of April 13, 2004, issued to Arch Hill Capital N.V. (2)

10.63	Form of Stock Purchase Warrant dated as of May 5, 2004 issued to finders in January 10% Convertible Debenture financing +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(1)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated January 26, 2004.
(2)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
+	Exhibit filed herewith in this Report.

(b)	Reports on Form 8K. During the quarter ended March 31, 2004, we filed the following Reports on Form 8-K.

On January 26, 2004, we filed a Report on Form 8-K reporting on the closing of the sale of $2,000,000 of our January 2004 debentures with attached warrants to purchase up to 1,000,000 shares of our common stock to an investment group.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION

Date: May 24, 2004

	BY:	/s/ Franz J. Kruger
Franz J. Kruger, Chief Executive Officer
(Principal Executive Officer)

	BY:	/s/ Ralf Tolksdorf
Ralf Tolksdorf, Chief Financial Officer
(Principal Financial and Accounting Officer)