Form 10QSB/A
period 2004-03-31
LITHIUM TECHNOLOGY CORP
filed 2004-06-28
CIK 804154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 21, 2004, 39,060,280 shares of common stock.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

FORM 10-QSB/A

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$146,000	$127,000
Accounts receivable	20,000	16,000
Inventories	106,000	105,000
Related party receivable	119,000	124,000
Prepaid expenses and other current assets	544,000	627,000

Total current assets	935,000	999,000
Due from related parties	3,177,000	3,203,000
Property and equipment, net	5,315,000	5,635,000
Intangibles, net	8,870,000	9,084,000
Other assets	304,000	20,000

Total assets	$18,601,000	$18,941,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,184,000	$1,381,000
Accrued salaries	486,000	509,000
Notes payable	—	63,000
Current portion of long term debt	618,000	659,000
Payable to related party	490,000	1,453,000
Other current liabilities and accrued expenses	930,000	440,000

Total current liabilities	4,708,000	4,505,000
LONG-TERM LIABILITIES, LESS CURRENT PORTION	34,324,000	35,067,000
CONVERTIBLE DEBT SECURITIES	10,220,000	12,609,000

Total liabilities	49,252,000	52,181,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $.01 per share, Authorized—100,000 shares; Issued and outstanding: none and 1,000 shares Series A Convertible Preferred Stock	—	—
Common stock, par value $.01 per share, Authorized—125,000,000 shares; Issued and outstanding: 11,989,130 and 4,411,459 shares	120,000	44,000
Additional paid-in capital	16,637,000	10,678,000
Cumulative translation adjustments	(5,600,000)	(6,383,000)
Accumulated deficit	(200,000)	(200,000)
Deficit accumulated during development stage	(41,608,000)	(37,379,000)

Total stockholders’ deficit	(30,651,000)	(33,240,000)

Total liabilities and stockholders’ deficit	$18,601,000	$18,941,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2004
	2004	2003
REVENUES
Development contracts and prototype sales	$87,000	$112,000	$437,000

COSTS AND EXPENSES
Engineering, research and development	1,211,000	1,054,000	14,722,000
General and administrative	1,009,000	938,000	10,067,000
Depreciation and amortization	408,000	311,000	8,638,000
Intangibles expensed	—	—	3,700,000
Loss (gain) on sale of assets	—	—	50,000

	2,628,000	2,303,000	37,177,000
OTHER INCOME (EXPENSE)
Foreign government subsidies	141,000	1,000	2,548,000
Interest expense, net of interest income	(1,829,000)	(421,000)	(7,416,000)

	(1,688,000)	(420,000)	(4,868,000)

NET LOSS	$(4,229,000)	$(2,611,000)	$(41,608,000)

OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	783,000	(922,000)	(5,600,000)

COMPREHENSIVE LOSS	$(3,446,000)	$(3,533,000)	$(47,208,000)

Weighted average number of common shares outstanding:	11,989,130	9,978,797

Basic and diluted net loss per share:	$(0.35)	$(0.26)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Translations Adjustments	Accumulated Deficit	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount
Balances at December 31, 2003	1,000	$—	4,411,459	$44,000	$10,678,000	$(6,383,000)	$(200,000)	$(37,379,000)

Common stock issued upon conversion of preferred stock	(1,000)	—	5,567,027	56,000	(56,000)	—	—	—

Stock issued upon conversion of convertible notes	—	—	1,974,500	20,000	3,930,000	—	—	—

Issuance of convertible debt with beneficial conversion future	—	—	—	—	2,000,000	—	—	—

Stock issued for services	—	—	36,144		85,000	—	—	—

Foreign currency translation adjustments	—	—	—	—	—	783,000	—	—

Net loss	—	—	—	—	—	—	—	(4,229,000)

Balances at March 31, 2004	—	$—	11,989,130	$120,000	$16,637,000	($5,600,000)	($200,000)	($41,608,000)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2004
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,229,000)	$(2,611,000)	$(41,608,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	408,000	311,000	8,638,000
In-process research and development expensed	—	—	3,700,000
Loss on sale of assets	(1,000)	—	49,000
Non cash interest expense	1,755,000	318,000	5,794,000
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(4,000)	(2,000)	(20,000)
Inventories	(5,000)	34,000	(88,000)
Prepaid expenses and other current assets	47,000	315,000	(117,000)
Accounts payable and accrued expenses	46,000	76,000	2,786,000

Net cash used in operating activities	(1,983,000)	(1,559,000)	(20,865,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(26,000)	(47,000)	(3,705,000)
Investment in intangibles	—	(17,000)	(131,000)
Cash received in connection with Share Exchanges	—	—	20,000
Deposits on equipment	—	(50,000)	(200,000)
Proceeds from sale of assets	—	—	133,000

Net cash used in investing activities	(26,000)	(114,000)	(3,883,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of loans from financial institutions	(63,000)	4,000	(1,863,000)
Proceeds (repayments) of silent partnership loans	—	(25,000)	102,000
Proceeds (repayments) from related party loans	—	59,000	16,908,000
Proceeds from 10% convertible debentures, net of costs	1,686,000	—	1,686,000
Proceeds received from non-convertible promissory notes from related party	409,000	1,497,000	8,067,000

Net cash provided by financing activities	2,032,000	1,535,000	24,900,000

Effect of exchange rate changes on cash	(3,000)	4,000	(9,000)

Net increase (decrease) in cash and cash equivalents	19,000	(134,000)	143,000
Cash and cash equivalents, beginning of period	127,000	165,000	3,000

Cash and cash equivalents, end of period	$146,000	$31,000	$146,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$74,000	$103,000	$560,000
Conversion of convertible debt into common stock	$3,949,000	$—	$5,864,000
Capital contribution by affiliate of Arch Hill in lieu of debt payment	$—	$—	$1,734,000

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

NOTE 2—ORGANIZATION, BUSINESS OF THE COMPANY AND RECENT DEVELOPMENTS

On October 4, 2002, Lithium Technology Corporation (“LTC” or the “Company”) closed share exchanges in which LTC acquired ownership of 100% of GAIA Holding B.V. (“GAIA Holding”) from Arch Hill Ventures, N.V., a private company limited by shares, incorporated under the laws of the Netherlands (“Arch Hill Ventures”), which is controlled by Arch Hill Capital N.V. (“Arch Hill Capital”), a private company limited by shares, incorporated under the laws of the Netherlands (the “Share Exchanges”).

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term notes payable approximate fair value due to the short-term nature of the instruments.

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

In connection with the Share Exchanges, the Company has stock options post acquisition. All such options were fully vested at the acquisition and valued as part of the purchase price. If the Company had applied the fair value recognition provisions of SFAS No. 123, there would be no material effect on net income and earnings per share.

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

The Company’s operating plan seeks to minimize the Company’s capital requirements, but commercialization of the Company’s battery technology will require additional capital. The Company expects that technology development and operating and production expenses will increase significantly as the Company continues to advance its battery technology and develop products for commercial applications.

Effective April 1, 2003, a 20% salary reduction was implemented for all employees of LTC at the GAIA USA unit. The reduced salaries are to be repaid by the Company if a third party debt or equity financing of at least $3,000,000 in gross proceeds is closed by the Company by June 30, 2004. Salary reduction deferrals of $177,000 had been accrued in the financial statements as of December 31, 2003. Upon the completion of the January 2004 debenture financing, the Company reinstated the base salary of each employee to 100% of the base salary in effect on March 31, 2003.

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

NOTE 5—RECEIVABLE FROM RELATED PARTY

The Company has a receivable from Tamarchco GmbH (‘Tamarchco’), a 100% owned subsidiary of Arch Hill Capital, of $2,268,000 in principal. The receivable bears interest at 7% per annum. Tamarchco used the proceeds for investing in a silent partnership participation in GAIA for an equal amount (refer to Note 10) under identical terms. The receivable at March 31, 2004 includes accrued interest of $909,000. Under the existing agreement, the principal including accumulated interest is due on December 31, 2008. These amounts are included in due from related parties in the accompanying financial statements.

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

The above formula resulted in the debentures and warrants being issued with an imbedded beneficial conversion feature. Accordingly, pursuant to EITF Abstracts Issue No. 98-5, the Company has allocated $2,000,000 of the proceeds received to additional paid in capital based on the intrinsic value of the warrants and the imbedded beneficial conversion feature. The intrinsic value was determined at the date of issuance using the Black-Scholes option pricing model. $1,060,000 of the discount resulting from this allocation was recognized as interest expense as of January 20, 2004 (the date of issuance), which is the earliest date of conversion. The remainder of $940,000 will be recognized as interest over the two year life of the debentures.

NOTE 10—LONG-TERM DEBT

	March 31, 2004	December 31, 2003
Long-term debt is summarized as follows:
Loans from financial institutions	$2,168,000	$2,300,000
Subordinated loans from related party	27,104,000	27,625,000
Silent partnership loans-related party	3,177,000	3,203,000
Silent partnership loans-unrelated parties	2,493,000	2,598,000

	$34,942,000	$35,726,000

Less: Current maturities	(618,000)	(659,000)

	$34,324,000	$35,067,000

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

The principal, accrued and unpaid interest, and unpaid profits, if any, are due on the termination of the Frankendael Partnership Agreement and the TBG Partnership Agreement.

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

On February 25, 2004, Arch Hill Capital converted $3,949,000 of promissory notes that it held into 1,974,500 shares of Company common stock pursuant to the terms of such notes.

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

The January 2004 debentures are secured by a first priority security interest in all of our U.S. assets, including our goods, fixtures, equipment, inventory, contract rights, receivables and intellectual property and certain equipment of GAIA, subject to certain preexistng liens.

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

APRIL 2004 DEBT EXCHANGE

General

On April 13, 2004, pursuant to a Debt Exchange Agreement between LTC, GAIA Holding, GAIA, Arch Hill Capital and Arch Hill Ventures (the “Debt Exchange Agreement”), approximately $9.7 million of debt owed by LTC to Arch Hill Capital under the Bridge Financing Agreement (See Note 9) and approximately $23.2 million of debt owed by GAIA to Arch Hill Ventures under the Subordinated Loan Agreement (See Note 10) were exchanged for LTC debentures and equity securities.

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

Purchase Rights

Under the terms of the 10% debentures, if we issue any convertible securities or right to purchase stock, warrants, securities or other property to the holders of our common stock, the 10% debenture holders are entitled to acquire such purchase rights as if the 10% debenture holders have converted the 10% debentures.

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

We filed a registration statement on April 29, 2004 covering the shares underlying the 10% debentures and warrants and certain other securities.

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

General and administrative expenses during the three months ended March 31, 2004 increased by $71,000 or approximately 8% to $1,009,000 from $938,000 in the same period in 2003. This increase included stock based compensation expense of $85,000 during the three months ended March 31, 2004 as a result of the issuance of shares to a consultant for services rendered.

Depreciation and amortization during the three months ended March 31, 2004 increased by $97,000 or 31% to $408,000 from $311,000 in the same period in 2003.

Interest expense, net of interest income, for the three months ended March 31, 2004 increased by $1,408,000 or 335% to $1,829,000 from $421,000 in the same period in 2003. Interest expense increased as a result of interest accrued on the loans from Arch Hill Capital and Arch Hill Ventures and the interest accrued on the January 2004 debentures. In addition, the 10% debentures sold in January 2004 contained an imbedded beneficial conversion feature, wherein $1,152,000 in interest was charged as interest expense and as a discount to the debentures and attached warrants.

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

Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of March 31, 2004, our accumulated deficit was $41,608,000.

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

We do not currently have sufficient cash to meet our working capital needs or to achieve all of our development and production objectives. In order to have sufficient capital resources for our development, production, operating and administrative needs, we need to close on a debt or equity financing transaction in the near term. We anticipate that such an equity financing could be up to approximately $12,000,000, although no definitive terms have been established as of the date of this report. We believe that if we raise approximately $10,000,000 to $12,000,000 in a debt or equity financing, we would have sufficient funds to meet our operating and capital expenditure needs for at least twelve months. We have not entered into any definitive agreements relating to a new financing as of June 16, 2004 and no assurance can be given that any financing will be consummated.

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

At March 31, 2004, we had total consolidated long-term indebtedness and convertible debentures of approximately $44.5 million, plus current portion of approximately $0.6 million, and a stockholders’ deficit of approximately $30.7 million. We also had at March 31, 2004, additional current liabilities of approximately $4.1 million.

The level of our indebtedness and related debt service requirements could negatively impact our ability to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. A substantial portion of our future cash flow from operations, if any, may be dedicated to the payment of principal and interest on our indebtedness. Our high leverage may also limit our flexibility to react to changes in business and may place us at a competitive disadvantage to less highly leveraged competitors. In addition, creditors who remain unpaid may initiate collection proceedings, which could hamper our operations due to our short term cash needs or the effect on our assets subject to debt. On April 13, 2004, pursuant to the debt exchange agreement, approximately $9.7 million of debt owed by us to Arch Hill Capital under the bridge financing agreement and approximately $23.2 million of debt owed by our GAIA subsidiary to Arch Hill Ventures under the subordinated loan agreement were exchanged for LTC debentures and equity securities.

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

We would be adversely affected if sales of rechargeable lithium batteries do not continue to grow. The growth in sales of rechargeable lithium batteries may be inhibited for any number of reasons, including:

•	competition from other battery chemistries;

•	the failure of large-scale commercial production of lithium battery powered hybrid electric vehicles (“HEVs”);

•	a significant downturn in military activities requiring rechargeable power sources; or

•	the failure of the markets to accept the use of lithium batteries in large-scale applications, such as energy storage.

•	WE MAY NOT BE ABLE TO ACCOMMODATE INCREASED DEMAND FOR OUR BATTERIES.

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

We are subject to the U.S. Department of Transportation and the International Transport Association regulations regarding shipment of lithium-ion batteries. Due to the size of our prototype HEV batteries, a permit is required to transport our lithium batteries from our manufacturing facility. Although similar batteries with other chemistries are routinely shipped from manufacturing facilities to all parts of the world, we cannot assure you that we will not encounter any difficulties in obtaining shipment permits or in complying with new or amended regulations regarding shipment of our products.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK AND DEBENTURES

•	WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK SO STOCKHOLDERS MUST SELL THEIR SHARES AT A PROFIT TO RECOVER THEIR INVESTMENT.

We have never declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, for use in our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Because we may not pay dividends, our stockholders’ return on investment in our common stock will depend on their ability to sell our shares at a profit.

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

As of June 21, 2004, we had 39,060,280 shares of common stock outstanding, without taking into account shares issuable upon exercise of the 10% debentures, outstanding warrants or outstanding options. Of these shares, as of June 21, 2004, approximately 35.8 million shares of our common stock are subject to restrictions on resale pursuant to Rule 144 and approximately 3.2 million outstanding shares of our common stock are eligible for sale in the public market without restriction or registration. The shares issuable upon exercise or conversion of our outstanding warrants and 10% debentures will be restricted securities, however, the holders of certain of these securities have registration rights with respect to the common stock issuable upon exercise or conversion of these securities.

We filed a registration statement on April 29, 2004 under the Securities Act of 1933 to register the shares issuable upon conversion of $5,000,000 in principal amount of the 10% debentures, shares issuable upon exercise of 10,900,000 warrants and 35,809,282 shares of common stock. The foregoing securities included in the registration statement include all of the January 10% debentures, the warrants held by the 10% debenture holders, the warrants held by the finder and all of the common shares, 10% debentures and warrants held by Arch Hill Capital and Arch Hill Ventures other than shares issuable upon exercise of 5,000,000 warrants held by Arch Hill Capital. However, pursuant to an agreement entered into with the holders of the January 2004 debentures, any Arch Hill Capital and Arch Hill Ventures securities included in the registration statement may not be sold during the first 12 months that the registration statement is declared effective by the Securities and Exchange Commission, unless the January 2004 debentures have been repaid or converted prior to that time.

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

(ii) $3,000,000 of our April 2004 debentures convertible into 6,000,000 shares of common stock (at an assumed conversion price of $0.50 per share);

(iii) $75,000 of interest payable on the April 2004 debentures in 150,000 share of our common stock (at an assumed price of $.50 per share)

(iv) warrants to purchase up to 1,500,000 shares of common stock at $2.00 per share; and

(v) warrants to purchase up to 10,500,000 shares of our common stock at $2.40 per share.

The 53,959,282 shares of our common stock beneficially owned by Arch Hill Capital constitute approximately 94% of our common stock on an as-converted basis, including shares beneficially owned by Arch Hill Capital and shares issuable upon conversion of convertible securities held by Arch Hill Capital but not including any shares issuable upon conversion of outstanding convertible securities held by any other person. Accordingly, Arch Hill Capital is a controlling stockholder and is able to control the outcome of most matters submitted to our stockholders for approval, including the election of our directors, any amendments to our Certificate of Incorporation or a merger, sale of assets or other significant transaction without the approval of our other stockholders. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in LTC. As a result, Arch Hill Capital has an effective veto power over corporate transactions by LTC, GAIA Holding or GAIA which management or non-control stockholders of such entities might desire.

The calculation of percentage of our common stock beneficially owned by Arch Hill Capital is based on the number of shares of our common stock currently outstanding as of June 21, 2004 (39,060,280) plus the number of shares of our common stock issuable to Arch Hill Capital upon conversion of convertible securities held by such entity.

• OUR 10% DEBENTURES HAVE A FLUCTUATING CONVERSION RATE WHICH COULD CAUSE SUBSTANTIAL DILUTION TO STOCKHOLDERS AND ADVERSELY AFFECT OUR STOCK PRICE.

        Conversion of a material amount of our 10% debentures could materially affect a stockholder’s investment in us. As of June 21, 2004, $5,000,000 in principal amount of 10% debentures were issued and outstanding. The 10% debentures are convertible into a number of shares of common stock determined by dividing the principal amount converted by the conversion price in effect. If converted on June 21, 2004, the conversion price in effect would have been $0.50 and the 10% debentures would have converted into 10,000,000 shares of our common stock, not including any shares that may be issued in respect of accrued interest at the option of the 10% debenture holders. This number of shares, however, could be significantly greater in the event of a decrease in the trading price of our common stock. Purchasers of our common stock could therefore experience substantial dilution of their investment upon conversion of the 10% debentures. The 10% debentures are not registered and may be sold only if registered under the Securities Act or sold under an applicable exemption from registration.

As of June 21, 2004, attached warrants to purchase 2,500,000 shares of common stock issued to the purchasers of the 10% debentures were outstanding. The warrants are exercisable over the next five years at a price of $2.00 per share. In addition, warrants to purchase 10,500,000 shares of our common stock at a price of $2.40 per share are also held by the April 2004 debenture holders. The exercise price of the warrants may be adjusted from time to time under certain antidilution provisions.

Our 10% debentures are convertible by the debenture holders into shares of our common stock at any time at a conversion price equal to 50% of the average of the lowest three trading prices of our common stock for the twenty trading days ending one day prior to the date we receive a conversion notice from a 10% debenture holder. Conversion of a material amount of our 10% debentures could significantly dilute the value of a stockholder’s investment in us.

Set forth in the table below is the potential dilution to the stockholders and ownership interest of the holders of our 10% debentures which would occur upon conversion of $5,000,000 in principal amount of our 10% debentures. The calculations in the table are based upon the 39,060,280 shares of our common stock which are currently outstanding and shares issuable upon conversion of the 10% debentures at the following conversion prices.

	Conversion At Estimated Conversion Price of $1.00	Conversion At Estimated Conversion Price of $0.75	Conversion At Estimated Conversion Price of $0.50	Conversion At Estimated Conversion Price of $0.25
Conversion Price	$1.00	$0.75	$0.50	$0.25
Shares Issued on Conversion	5,000,000	6,666,667	10,000,000	20,000,000
Percentage of Outstanding Common Stock	11.35%	14.58	20.38%	33.86%

Also, in the absence of a proportionate increase in our earnings and book value, an increase in the aggregate number of our outstanding shares of common stock caused by a conversion of the 10% debentures or exercise of the warrants would dilute the earnings per share and book value of all of our outstanding shares of common stock. If these factors were reflected in the trading price of our common stock, the potential realizable value of a stockholder’s investment in us could also be adversely affected.

As of June 21, 2004, we have reserved 16,000,000 shares of our common stock for issuance upon conversion of the 10% debentures and exercise of the attached warrants.

•	A DEFAULT BY US UNDER OUR JANUARY 2004 DEBENTURES WOULD ENABLE THE JANUARY 2004 DEBENTURE HOLDERS TO TAKE CONTROL OF SUBSTANTIALLY ALL OF OUR U.S. ASSETS.

Our January 2004 debentures are secured by a security agreement under which we pledged substantially all of our U.S. assets, including our goods, fixtures, equipment, inventory, contract rights and receivables. A default by us under the January 2004 debentures would enable the January 2004 debenture holders to take control of substantially all of our U.S. assets. The January 2004 debenture holders have no operating experience in the industry which could force us to substantially curtail or cease our operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following Exhibits are filed as part of this Report or incorporated herein by reference:

4.1	10% Convertible Debenture Due 2006 (1)

4.2	Form of 10% Convertible Debenture dated as of April 13, 2004 between Lithium Technology Corporation and Arch Hill Capital N.V. (2)

10.53	Form of Securities Purchase Agreement, dated as of January 20, 2004 between Lithium Technology Corporation and the Investors [Schedules and Exhibits omitted] (1)

10.54	Form of Secured Convertible Debenture dated as of January 20, 2004 between Lithium Technology Corporation and the Investors (1)

10.55	Form of Stock Purchase Warrant dated as of January 20, 2004 between Lithium Technology Corporation and the Investors (1)

10.56	Form of Registration Rights Agreement dated as of January 20, 2004 between Lithium Technology Corporation and the Investors (1)

10.57	Form of Security Agreement dated as of January 20, 2004 between Lithium Technology Corporation and the Investors (1)

10.58	Form of Intellectual Property Security Agreement dated as of January 20, 2004 between Lithium Technology Corporation and the Investors [Schedules and Exhibits omitted] (1)

10.59	Form of Lien Agreement dated as of January 20, 2004 between GAIA Akkumulatorenwerke GmbH and the Investors (1)

10.60	Form of Debt Exchange Agreement, dated as of April 13, 2004 between Lithium Technology Corporation, GAIA Holding N.V., GAIA Akkumulatorenwerke GmbH, Arch Hill Capital N.V. and Arch Hill Ventures N.V. (2)

10.61	Form of $2.00 Stock Purchase Warrant dated as of April 13, 2004, issued to Arch Hill Capital N.V. (2)

10.62	Form of $2.40 Stock Purchase Warrant dated as of April 13, 2004, issued to Arch Hill Capital N.V. (2)

10.63	Form of Stock Purchase Warrant dated as of May 5, 2004 issued to finders in January 10% Convertible Debenture financing (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(1)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated January 26, 2004.
(2)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
(3)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.
+	Exhibit filed herewith in this Report.

(b)	Reports on Form 8K. During the quarter ended March 31, 2004, we filed the following Reports on Form 8-K.

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

Date: June 24, 2004

	BY:	/s/ Franz J. Kruger
Franz J. Kruger, Chief Executive Officer
(Principal Executive Officer)

	BY:	/s/ Ralf Tolksdorf
Ralf Tolksdorf, Chief Financial Officer
(Principal Financial and Accounting Officer)