Form 10QSB
period 2004-06-30
LITHIUM TECHNOLOGY CORP
filed 2004-08-23
CIK 804154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 23, 2004, 39,340,340 shares of common stock.

Transitional Small Business Disclosure Format (check one):    Yes ☐    No ☒

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2004

INDEX

		PAGE
	PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance Sheets—June 30, 2004 and December 31, 2003	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss-Three and Six Months Ended June 30, 2004 and 2003, and period from February 12, 1999 (inception of development stage) to June 30, 2004	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)—Six Months Ended June 30, 2004	5

	Condensed Consolidated Statements of Cash Flows—Six Months Ended June 30, 2004 and 2003, and period from February 12, 1999 (inception of development stage) to June 30, 2004	6

	Notes to Condensed Consolidated Financial Statements—June 30, 2004	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	20

ITEM 3.	CONTROLS AND PROCEDURES	39

	PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	39

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	39

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	40

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	40

ITEM 5.	OTHER INFORMATION	40

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	40

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$119,000	$127,000
Accounts receivable	74,000	16,000
Inventories	90,000	105,000
Related party receivable	130,000	124,000
Prepaid expenses and other current assets	709,000	627,000

Total current assets	1,122,000	999,000
Due from related parties	3,205,000	3,203,000
Property and equipment, net	5,709,000	5,635,000
Intangibles, net	8,680,000	9,084,000
Other assets	265,000	20,000

Total assets	$18,981,000	$18,941,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,574,000	$1,381,000
Accrued salaries	506,000	509,000
Notes payable	—	63,000
Current portion of long term debt	646,000	659,000
Payable to related party	483,000	1,453,000
Other current liabilities and accrued expenses	1,172,000	440,000

Total current liabilities	5,381,000	4,505,000
LONG-TERM LIABILITIES, LESS CURRENT PORTION	10,753,000	35,067,000
CONVERTIBLE DEBT SECURITIES	5,214,000	12,609,000

Total liabilities	21,348,000	52,181,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $.01 per share, Authorized—100,000 shares; Issued and outstanding: none and 1,000 shares Series A Convertible Preferred Stock	—	—
Common stock, par value $.01 per share, Authorized—125,000,000 shares; Issued and outstanding: 39,060,280 and 4,411,459 shares	391,000	44,000
Additional paid-in capital	49,253,000	10,678,000
Cumulative translation adjustments	(5,214,000)	(6,383,000)
Accumulated deficit	(200,000)	(200,000)
Deficit accumulated during development stage	(46,597,000)	(37,379,000)

Total stockholders’ deficit	(2,367,000)	(33,240,000)

Total liabilities and stockholders’ deficit	$18,981,000	$18,941,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2004
	2004	2003	2004	2003
REVENUES
Development contracts and prototype sales	$245,000	$47,000	$331,000	$159,000	$682,000

COSTS AND EXPENSES
Engineering, research and development	1,697,000	1,090,000	2,908,000	2,145,000	16,419,000
General and administrative	1,091,000	906,000	2,100,000	1,843,000	11,159,000
Depreciation and amortization	533,000	443,000	941,000	755,000	9,171,000
Intangibles expensed	—	—	—	—	3,700,000
Loss (gain) on sale of assets	(4,000)	(16,000)	(4,000)	(16,000)	46,000

	3,317,000	2,423,000	5,945,000	4,727,000	40,495,000
OTHER INCOME (EXPENSE)
Foreign government subsidies	193,000	405,000	334,000	406,000	2,742,000
Interest expense, net of interest income	(305,000)	(462,000)	(981,000)	(883,000)	(6,569,000)
Interest expense related to beneficial conversion	(1,805,000)	—	(2,957,000)	—	(2,957,000)

	(1,917,000)	(57,000)	(3,604,000)	(477,000)	(6,784,000)

NET LOSS	$(4,989,000)	$(2,433,000)	$(9,218,000)	$(5,045,000)	$(46,597,000)

OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	386,000	(1,320,000)	1,169,000	(2,242,000)	(5,214,000)

COMPREHENSIVE LOSS	$(4,603,000)	$(3,753,000)	$(8,049,000)	$(7,287,000)	$(51,811,000)

Weighted average number of common shares outstanding:	35,192,973	9,978,797	22,968,618	9,978,797

Basic and diluted net loss per share:	$(0.14)	$(0.24)	$(0.40)	$(0.51)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(DEFICIT)

(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Translations Adjustments	Accumulated Deficit	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount
Balances at December 31, 2003	1,000	$—	4,411,459	$44,000	$10,678,000	$(6,383,000)	$(200,000)	$(37,379,000)
Common stock issued upon conversion of preferred stock	(1,000)	—	5,567,027	56,000	(56,000)	—	—	—
Stock issued upon conversion of convertible notes	—	—	29,045,650	291,000	33,546,000	—	—	—
Issuance of convertible debt with beneficial conversion future	—	—	—	—	5,000,000	—	—	—
Stock issued for services	—	—	36,144		85,000	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	1,169,000	—	—
Net loss	—	—	—	—	—	—	—	(9,218,000)

Balances at June 30, 2004	—	$—	39,060,280	$391,000	$49,253,000	($5,214,000)	($200,000)	($46,597,000)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2004
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,218,000)	$(5,045,000)	$(46,597,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	941,000	755,000	9,171,000
In-process research and development expensed	—	—	3,700,000
Loss on sale of assets	(1,000)	(16,000)	49,000
Non cash interest expense	3,804,000	769,000	7,842,000
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(58,000)	6,000	(72,000)
Inventories	15,000	(18,000)	(67,000)
Prepaid expenses and other current assets	(327,000)	320,000	(491,000)
Accounts payable and accrued expenses	654,000	173,000	3,012,000

Net cash used in operating activities	(4,190,000)	(3,056,000)	(23,453,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(425,000)	(110,000)	(4,104,000)
Investment in intangibles	(20,000)	(21,000)	(151,000)
Cash received in connection with Share Exchanges	—	—	20,000
Deposits on equipment	—	(100,000)	(200,000)
Proceeds from sale of assets	4,000	49,000	137,000

Net cash used in investing activities	(441,000)	(182,000)	(4,298,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of loans from financial institutions	(201,000)	26,000	(1,921,000)
Proceeds (repayments) of silent partnership loans	—	—	102,000
Proceeds (repayments) from related party loans	—	—	16,908,000
Proceeds from 10% convertible debentures, net of costs	1,686,000	—	1,686,000
Proceeds received from non-convertible promissory notes from related party	3,160,000	3,119,000	11,120,000

Net cash provided by financing activities	4,645,000	3,145,000	27,895,000

Effect of exchange rate changes on cash	(22,000)	(2,000)	(28,000)

Net increase (decrease) in cash and cash equivalents	(8,000)	(95,000)	116,000
Cash and cash equivalents, beginning of period	127,000	165,000	3,000

Cash and cash equivalents, end of period	$119,000	$70,000	$119,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$134,000	$103,000	$620,000
Conversion of convertible debt into common stock	$33,546,000	$—	$35,461,000
Capital contribution by affiliate of Arch Hill in lieu of debt payment	$—	$—	$1,734,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2003. Operating results for three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any interim period.

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

NET LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share for the three and six months ended June 30, 2003. The Company made such determination because: 1) Arch Hill Capital, which controls the Company, had the ability to authorize the necessary shares for conversion; 2) the preferred shares had no significant preferential rights above the common shares; and 3) the preferred shares would automatically convert at a later date upon proper share authorization. The Preferred Stock was converted into 5,567,027 shares of LTC’s common stock on February 25, 2004. As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the three and six months ended June 30, 2004 and 2003 was as follows:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Series A Preferred Stock	—	5,567,027	—	5,567,027
Common Stock	35,192,973	4,411,770	22,968,618	4,411,770

Total	35,192,973	9,978,797	22,968,618	9,978,797

Due to net losses in the three and six months ended June 30, 2004 and 2003, the effect of the potential common shares resulting from convertible promissory notes payable, convertible debentures, stock options and warrants in those years was excluded, as the effect would have been anti-dilutive.

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

Effective April 1, 2003, a 20% salary reduction was implemented for all employees of LTC at the GAIA USA unit. The reduced salaries are to be repaid by the Company if a third party debt or equity financing of at least $3,000,000 in gross proceeds is closed by the Company by December 31, 2004. Salary reduction deferrals of $177,000 had been accrued in the financial statements as of December 31, 2003. Upon the completion of the January 2004 debenture financing, the Company reinstated the base salary of each employee to 100% of the base salary in effect on March 31, 2003.

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

NOTE 5—RECEIVABLE FROM RELATED PARTY

The Company has a receivable from Tamarchco GmbH (“Tamarchco”), a 100% owned subsidiary of Arch Hill Capital, of $2,251,000 in principal. The receivable bears interest at 7% per annum. Tamarchco used the proceeds for investing in a silent partnership participation in GAIA for an equal amount (refer to Note 10) under identical terms. The receivable at June 30, 2004 includes accrued interest of $954,000. Under the existing agreement, the principal including accumulated interest is due on December 31, 2008. These amounts are included in due from related parties in the accompanying financial statements.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2004 and December 31, 2003 is summarized as follows:

	June 30	December 31
Land and buildings	$2,660,000	$2,779,000
Technical and laboratory equipment	5,600,000	4,889,000
Asset under construction and equipment deposit	95,000	301,000
Office equipment and other	533,000	513,000

	8,890,000	8,482,000
Less: Accumulated depreciation and amortization	(3,181,000)	(2,847,000)

	$5,709,000	$5,635,000

Assets under construction at June 30, 2004 included equipment being constructed that was not yet placed into service.

NOTE 7—INTANGIBLES

Intangibles at June 30, 2004 and December 31, 2003 are summarized as follows:

	June 30	December 31
Patents	10,147,000	$10,133,000
Less: Accumulated amortization	(1,467,000)	(1,049,000)

Total	$8,680,000	$9,084,000

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

NOTE 8—NOTES PAYABLE

On February 23, 2004, the balance of a note payable of $63,000 principal amount was paid in full. As of June 30, 2004, the Company has no notes payable.

NOTE 9—CONVERTIBLE DEBT SECURITIES

Convertible debt securities are comprised of bridge notes held by Arch Hill Capital and 10% Convertible Debentures Due 2006 held by an investment group and Arch Hill Capital.

BRIDGE NOTES

The bridge notes were issued under a Bridge Financing Agreement, as amended, between LTC and Arch Hill Capital (the “Bridge Financing Agreement”). All amounts outstanding under the Bridge Financing Agreement through April 13, 2004 were converted to Company securities on April 13, 2004, pursuant to a Debt Exchange Agreement between the Company, GAIA Holding, GAIA, Arch Hill Capital and Arch Hill Ventures.

$1,587,375 of bridge notes held by Arch Hill Capital and issued by the Company in 2002 were exchanged for $1,587,375 of the Company 10% Convertible Debentures Due 2006 (“April 2004 debentures”) and warrants to purchase up to 793,688 shares of the Company common stock exercisable at $2.00 per share. $1,412,625 of bridge notes held by Arch Hill Capital and issued by the Company in 2003 were exchanged for $1,412,625 of April 2004 debenture and warrants to purchase up to 706,312 shares of the Company common stock exercisable at $2.00 per share. $5,459,502 of bridge notes issued in 2003 and $918,159 of bridge notes issued by the Company from January 1, 2004 through April 13, 2004 and $323,284 of interest on the bridge notes issued in 2003 and 2004 were exchanged for 6,069,697 shares of the Company common stock and warrants to purchase up to 10,500,000 shares of the Company common stock exercisable at $2.40 per share.

During the period April 1, 2004 to April 13, 2004 Arch Hill Capital advanced $509,000 to the Company under the Bridge Financing Agreement. Subsequent to the debt exchange (during the period April 14, 2004 to June 30, 2004), Arch Hill Capital advanced $2,241,000 to the Company under the Bridge Financing Agreement. Accrued interest on the notes of $16,000 as of June 30, 2004 is included in the convertible debt securities on the balance sheet.

The Bridge Financing Agreement does not contain a maximum of the amount of funding that may be advanced under such Agreement. The amount of any additional notes provided will be related to the working capital advances made by Arch Hill Capital to the Company.

APRIL 2004 – 10% CONVERTIBLE DEBENTURES

The April 2004 debentures have a maturity date of April 13, 2006 at which time the principal amount and all accrued interest on the April 2004 debentures is due and payable. Interest payments on the April 2004 debentures are due and payable in cash, or at the option of Arch Hill Capital, in Company common stock at a price equal to the conversion price of our common stock as described below. Interest is due quarterly commencing June 30, 2004. Any amount of principal or interest on the April 2004 debentures which is not paid when due bears interest at 15% per annum from the due date of such payment default.

The April 2004 debentures are convertible at any time at the option of the holder into shares of Company common stock. The conversion price of Company common stock used in calculating the number of shares issuable upon conversion, or in payment of interest on the April 2004 debentures, is the lesser of:

•	50% of the average of the lowest three trading prices of our common stock for the twenty trading days ending one trading day prior to the date the Company receives a conversion notice from a 10% debenture holder; and

•	a fixed conversion price of $2.00.

The Company has the right to prepay all or a portion of the outstanding April 2004 debentures and accrued and unpaid interest upon prior written notice to the holders of the April 2004 debentures in an amount equal to 130% of principal and interest for prepayments occurring from April 13, 2004 through June 12, 2004, 140% for prepayments of principal and interest occurring from June 13, 2004 through July 12, 2004 or 150% for prepayment of principal and interest occurring after July 12, 2004.

In the debt exchange, the Company issued warrants to Arch Hill Capital to purchase 1,500,000 shares of Company common stock at an exercise price of $2.00 per share and warrants to purchase 10,500,000 shares of Company common stock at $2.40 per share.

The warrants issued to Arch Hill Capital expire on April 13, 2009. The warrants are subject to exercise price adjustments upon the occurrence of certain events including stock dividends, stock splits, mergers, reclassifications of stock or our recapitalization. The exercise price of the warrants is also subject to reduction if the Company issues any rights, options or warrants to purchase shares of Company common stock at a price less than the market price of Company shares as quoted on the OTC Bulletin Board, subject to certain exceptions. Also, if at any time, the Company declares a distribution or dividend to the holders of Company common stock in the form of cash, indebtedness, warrants, rights or other securities, the holders of the warrants are entitled to receive the distribution or dividend as if the holder had exercised the warrant.

The above formula resulted in the debentures and warrants being issued with an imbedded beneficial conversion feature. Accordingly, pursuant to EITF Abstracts Issue No. 98-5, the Company has allocated $3,000,000 of the proceeds received to additional paid in capital based on the intrinsic value of the warrants and the imbedded beneficial conversion feature. The intrinsic value was determined at the date of issuance using the Black-Scholes option pricing model. $1,530,000 of the discount resulting from this allocation was recognized as interest expense as of April 13, 2004 (the date of issuance), which is the earliest date of conversion. The remainder of $1,470,000 will be recognized as interest over the two year life of the debentures.

JANUARY 2004 - 10% CONVERTIBLE DEBENTURES

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

NOTE 10—LONG-TERM DEBT

	June 30, 2004	December 31, 2003
Long-term debt is summarized as follows:
Loans from financial institutions	$2,099,000	$2,300,000
Subordinated loans from related party	3,584,000	27,625,000
Silent partnership loans-related party	3,205,000	3,203,000
Silent partnership loans-unrelated parties	2,511,000	2,598,000

	$11,399,000	$35,726,000
Less: Current maturities	(646,000)	(659,000)

	$10,753,000	$35,067,000

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions that are collateralized by the following assets of GAIA: (i) land and buildings in an amount up to $1,142,000 and (ii) machinery, equipment and patents in an amount of $2,440,000 as collateral for the mortgage loan. The loans bear interest between 5.75% and 6.75% per annum and are scheduled to be repaid by December 31, 2014.

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill Ventures, a related party. The loans bear cumulative interest at 6% per annum. Under the subordinated loan agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA. A portion of the subordinated loans from Arch Hill Ventures ($23,185,604), were converted to 21,001,453 of Company shares on April 13, 2004 (See Note 11).

SILENT PARTNERSHIP LOANS—RELATED PARTY

Tamarchco, a 100% owned subsidiary of Arch Hill Ventures, has provided three silent partnership loans to GAIA. The partnership loans consist of a $1,854,000 loan bearing interest at 7% per annum under the First Tamarchco Partnership Agreement, a $181,000 loan bearing interest at 6% per annum under the Second Tamarchco Partnership Agreement and a $216,000 loan bearing interest at 6% under the Third Tamarchco Partnership Agreement. GAIA is not required to pay the interest under the Second and Third Tamarchco Partnership Agreements until GAIA has generated an accumulated profit amounting to $4,634,000. The total amount payable to Tamarchco under the three Tamarchco Partnership Agreements at June 30, 2004 is $3,205,000 including accrued interest of $954,000.

Tamarchco is entitled to receive an annual 4% share in profits related to its contributions under the First Tamarchco Agreement and an annual 12% share in profits related to its contribution under the Second and Third Tamarchco Agreements. The 12% share in profits under the Second and Third Tamarchco Agreements are not payable until GAIA has generated an accumulated profit amounting to $4,634,000.

Each Tamarchco Partnership Agreement terminates in December 2008, unless terminated prior to such time for good cause as defined in the applicable Tamarchco Partnership Agreement. The principal, accrued and unpaid interest, and unpaid profits are due on the termination of the Tamarchco Partnership Agreements.

SILENT PARTNERSHIP LOANS-NON-RELATED PARTIES

Two other parties have provided silent partnership loans to GAIA which remain outstanding at June 30, 2004. Frankendael Participatiemaatschappij N.V. (“Frankendael”) has provided a partnership loan of $483,000, which bears interest at 6% per annum. Technologie-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan of $1,853,000, which bears interest at 6% per annum. GAIA is not required to pay the interest under the Frankendael Partnership Agreement until GAIA has generated an accumulated profit amounting to $4,634,000. The total amount payable to Frankendael and TBG under the Partnership Agreements at June 30, 2004 is $2,511,000 including $175,000 in accrued interest.

Frankendael and TBG are entitled to receive an annual 12% share in profits related to its contributions under the Frankendael Partnership Agreement and the TBG Partnership Agreement. The 12% share in profits under the Frankendael Partnership Agreement is not payable until GAIA has generated an accumulated profit amounting to $4,634,000. The TBG Partnership Agreement provides that should GAIA receive additional injections of capital in the course of further financing rounds, TBG shall adjust its profit sharing to the capital ratio applicable at such time. Management believes that based upon subsequent equity received by GAIA that the present profit sharing that TBG is entitled to under the Agreement is approximately 4.4%. Management further believes that it is unlikely that Frankendael or TBG will receive any profit sharing under the Partnership Agreement at any time in the near future.

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

On April 13, 2004, pursuant to a Debt Exchange Agreement between the Company, GAIA Holding, GAIA, Arch Hill Capital and Arch Hill Ventures, the Company exchanged debt owed to Arch Hill Capital by the Company and debt owed to Arch Hill Ventures by GAIA for Company debentures and equity securities. $1,587,375 of bridge notes held by Arch Hill Capital and issued by the Company in 2002 were exchanged for $1,587,375 of April 2004 debentures and warrants to purchase up to 793,688 shares of the Company common stock exercisable at $2.00 per share. $1,412,625 of bridge notes held by Arch Hill Capital and issued by the Company in 2003 were exchanged for $1,412,625 of April 2004 debentures and warrants to purchase up to 706,312 shares of the Company common stock exercisable at $2.00 per share. $5,459,502 of bridge notes issued in 2003 and $918,159 of bridge notes issued by the Company from January 1, 2004 through April 13, 2004 and $323,284 of interest on the bridge notes issued in 2003 and 2004 were exchanged for 6,069,697 shares of the Company common stock and warrants to purchase up to 10,500,000 shares of the Company common stock exercisable at $2.40 per share. $23,185,604 of debt owed to Arch Hill Ventures by GAIA as of April 13, 2004 was exchanged for 21,001,453 shares of the Company common stock (See Notes 9 and 11).

NOTE 12—SUBSEQUENT EVENTS

During the period July 1, 2004 to August 23, 2004, Arch Hill Capital advanced $899,000 to the Company under the Bridge Financing Agreement.

On July 12, 2004, the Company entered into a Consulting Agreement with Ilion Technology Corporation (“Ilion”) pursuant to which Ilion will provide technology consulting services to the Company in the lithium battery field in consideration of $15,000 and a four year warrant to purchase 35,000 shares of Company common stock at an exercise price of $1.37 (the “Consulting Agreement”). The Consulting Agreement has a term of July 12, 2004 to September 15, 2004 (the “Term”) unless extended. If, by the end of the Term, Ilion’s shares of Company common stock owned by Ilion (the “Shares”) are not purchased in a private transaction pursuant to an Agreement dated July 12, 2004 between Ilion and the purchaser named therein or otherwise, the Term shall be extended on a month to month basis. During any such extension, the Company is obligated to make payments to Ilion of $24,100 per month on the fifteenth of each month commencing on September 15, 2004 and ending on August 15, 2005 for the transfer of 1/12 of the shares to the Company.

On July 12, 2004, the January 2004 debentureholders converted $150,000 of the January 2004 debentures into 250,000 shares of Company common stock at a conversion price of $0.60 per share, pursuant to the terms of the January 2004 debentures. On July 27, 2004, the Company issued 11,988 shares of Company common stock as interest on the $150,000 of converted January 2004 debentures.

On July 15, 2004, the Company issued 18,072 shares of Company common stock to a consultant for services rendered.

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

Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of June 30, 2004, we had an accumulated deficit of $46,797,000. Our operations have been financed primarily through debt and equity financings, loans from shareholders, other related parties, loans from silent partners and bank borrowings secured by assets.

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

Registration Rights Agreement with the January 2004 Debenture Holders

Simultaneously with the execution of the securities purchase agreement, we entered into a registration rights agreement with the January 2004 debenture holders. The holders of the January 2004 debentures and attached warrants are entitled to registration of the shares underlying the January 2004 debentures, warrants and any shares issuable upon repayment of the debentures. On July 9, 2004, the registration statement we filed under the Securities Act of 1933 to register all such securities held by the January 2004 debenture holders, the warrants held by the finder in the January 2004 debenture financing and securities held by Arch Hill Capital and Arch Hill Ventures, was declared effective by the Securities and Exchange Commission.

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

Standstill Agreements of Arch Hill

Arch Hill Capital and Arch Hill Ventures agreed, in connection with the sale of our January 2004 debentures, that neither they nor their affiliates would, for a period beginning January 20, 2004 and ending 12 months from the date the registration statement covering the January 2004 Securities is declared effective by the Securities and Exchange Commission or such earlier date that we repay all amounts due under the January 2004 debentures or that all of the January 2004 debentures have been fully converted:

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

The 10% debentures provide that we may not, without the prior written consent of the debentures holders, do any of the following:

•	pay, declare or set apart for payment any dividend or other distribution on shares of our capital stock other than shares issued in the form of a stock dividend;

•	redeem, repurchase or otherwise acquire any shares of our capital stock or any warrants, rights or options to purchase or acquire our shares of capital stock;

•	sell, lease or otherwise dispose of any significant portion of our assets outside of the ordinary course of our business;

•	lend money, give credit or make advances to any person or entity except as in existence or committed on the date of issuance of the 10% debentures, in the ordinary course of our business or not in excess of $50,000; or

•	assume, guarantee, endorse or otherwise become liable upon the obligation of any person or entity except as in existence or committed on the date of issuance of the 10% debentures, in the ordinary course of our business or not in excess of $50,000.

The January 2004 debentures also provide that we may not without the consent of the holder of such debentures:

•	incur any indebtedness, except indebtedness in existence or committed on January 20, 2004 and additional borrowings from existing lenders of which we have informed the holders of the 10% debentures, indebtedness to trade creditors or financial institutions incurred in the ordinary course of our business or to repay the 10% debentures.

Covenants

The securities purchase agreement and debt exchange agreement each contain a number of covenants, including the following:

•	we must timely permit the transfer of the 10% debentures, warrants and conversion shares which are eligible for transfer under an exemption from registration;

•	we must timely file all of our reports with the Securities and Exchange Commission;

•	we must keep at all times authorized and reserved for issuance, two times the number of shares that is actually issuable upon full conversion of the 10% debentures and exercise price of the warrants (based on the conversion price of the 10% debentures and exercise price of the warrants in effect from time to time);

•	we must maintain the listing of the common stock and the shares issuable upon conversion of the 10% debentures or exercise of the warrants on at least the OTC Bulletin Board (or equivalent replacement exchange), the NASDAQ National Market, the NASDAQ SmallCap Market, the New York Stock Exchange or the American Stock Exchange; and

•	we must maintain our corporate existence and we may not sell all or substantially all of our assets except in the event of a merger or consolidation or sale where the surviving entity assumes all of our obligations under the securities purchase agreement, the 10% debentures and related agreements and such entity is a publicly traded corporation whose stock is listed for trading on the OTC Bulletin Board, NASDAQ, the NASDAQ SmallCap Market, the New York Stock Exchange or the American Stock Exchange.

The securities purchase agreement also contains the following covenants:

•	we may not without the consent of the majority of the January 2004 debenture holders, grant any registration rights to any third party at any time prior to July 9, 2005; and

•	we may not without the consent of the majority of the January 2004 debenture holders, conduct any equity financing during the period ending January 9, 2007 without providing the January 2004 debenture holders with the opportunity to participate in the equity financing on the same terms and conditions offered to the potential investors.

The January 2004 debenture holders consented to the grant of registration rights to the investors who purchase our securities in our proposed financing commencing on the 180th day after the last closing of such financing.

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

Events of default under the 10% debentures include:

•	our failure to pay timely any principal or interest due on the 10% debentures;

•	our failure or inability to issue shares of our common stock upon conversion of the 10% debentures or exercise of the attached warrants;

•	our breach of any of the material covenants, representations or warranties included in the 10% debentures or the related purchase agreement or registration rights agreement, as applicable;

•	an assignment by us for the benefit of creditors or appointment of a receiver or trustee for a substantial part of our business or property;

•	an unstayed judgment entered against us for more than $100,000;

•	bankruptcy, insolvency, reorganization, liquidation proceedings or similar proceedings instituted by or against us or any of our subsidiaries; or

•	our failure to maintain the listing of our common stock on the OTC Bulletin Board (or equivalent replacement exchange), the NASDAQ National Market, the NASDAQ SmallCap Market, the New York Stock Exchange or the American Stock Exchange.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO

SIX MONTHS ENDED JUNE 30, 2003

Aggregate revenues from development contracts and prototype sales and income from foreign government subsidies increased 18% in the six months ended June 30, 2004 to $665,000 from $565,000 in the same period in 2003. During the six months ended June 30, 2004, we had revenues from development contracts and prototype sales of $331,000 and income from foreign government subsidies of $334,000 compared to $159,000 and $406,000 respectively in the same period in 2003.

Engineering, research and development expenses during the six months ended June 30, 2004 increased by 36% to $2,908,000 from $2,145,000 in the same period in 2003. These increases resulted primarily from advancement of our technology in large high rate battery applications. These increases include expenses related to material consumed in the continued refinement of our production process, as well as increased engineering and development time dedicated to advancement of our manufacturing processes as well as time associated with the installation of new production equipment. We expect our engineering, research and development expenses to be significantly higher in fiscal 2004 than fiscal 2003.

General and administrative expenses during the six months ended June 30, 2004 increased by $257,000 or approximately 14% to $2,100,000 from $1,843,000 in the same period in 2003. This increase included stock based compensation expense of $85,000 during the six months ended June 30, 2004 as a result of the issuance of shares to a consultant for services rendered.

Depreciation and amortization during the six months ended June 30, 2004 increased by $186,000 or 25% to $941,000 from $755,000 in the same period in 2003.

Interest expense, net of interest income, for the six months ended June 30, 2004 increased by $3,055,000 or 360% to $3,938,000 from $883,000 in the same period in 2003. Interest expense increased as a result of interest accrued on the loans from Arch Hill Capital and Arch Hill Ventures and the interest accrued on the January 2004 debentures and the April 2004 debentures. In addition, the 10% debentures sold in January 2004 contain an embedded beneficial conversion feature, wherein $1,060,000 of the discount allocated to the beneficial conversion feature on January 20, 2004 (the date of issue) and $209,000 of the amortization of the remaining discount from January 20, 2004 to June 30, 2004 was charged as interest expense during the six months ended June 30, 2004. The 10% debentures issued in the debt exchange in April 2004 contain an imbedded beneficial conversion feature, wherein $1,530,000 of the discount allocated to the beneficial conversion feature on April 13, 2004 (the date of issue) and $159,000 of the amortization of the remaining discount from April 13, 2004 to June 30, 2004 was charged as interest expense during the six months ended June 30, 2004.

The result of these revenues and costs and expenses is a net loss of $9,218,000 or $(0.40) per share for the six months ended June 30, 2004 as compared to a net loss of $5,045,000 or $(0.51) for the six months ended June 30, 2003. The increase in net loss was principally due to the increase in interest expense on outstanding debt and the interest expense related to the debentures and attached warrants issued in January and April 2004.

Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of June 30, 2004, our accumulated deficit was $46,797,000.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO

THREE MONTHS ENDED JUNE 30, 2003

Aggregate revenues from development contracts and prototype sales and income from foreign government subsidies decreased 3% in the three months ended June 30, 2004 to $438,000 from $452,000 in the same period in 2003. During the three months ended June 30, 2004, we had revenues from development contracts and prototype sales of

$245,000 and income from foreign government subsidies of $193,000 compared to $47,000 and $405,000 respectively in the same period in 2003.

Engineering, research and development expenses during the three months ended June 30, 2004 increased by 56% to $1,697,000 from $1,090,000 in the same period in 2003. These increases resulted primarily from advancement of our technology in large high rate battery applications. These increases include expenses related to material consumed in the continued refinement of our production process, as well as increased engineering and development time dedicated to advancement of our manufacturing processes as well as time associated with the installation of new production equipment. We expect our engineering, research and development expenses to be significantly higher in fiscal 2004 than fiscal 2003.

General and administrative expenses during the three months ended June 30, 2004 increased by $185,000 or approximately 20% to $1,091,000 from $906,000 in the same period in 2003.

Depreciation and amortization during the three months ended June 30, 2004 increased by $110,000 or 25% to $553,000 from $443,000 in the same period in 2003.

Interest expense, net of interest income, for the three months ended June 30, 2004 increased by $1,648,000 or 357% to $2,110,000 from $462,000 in the same period in 2003. Interest expense increased as a result of interest accrued on the loans from Arch Hill Capital and Arch Hill Ventures and the interest accrued on the January 2004 debentures. In addition, the 10% debentures issued in the debt exchange in April 2004 contain an embedded beneficial conversion feature, wherein $1,530,000 of the discount allocated to the beneficial conversion feature on April 13, 2004 (the date of issue) and $159,000 of the amortization of the remaining discount from April 13, 2004 to June 30, 2004 was charged as interest expense during the three month ended June 30, 2004. The 10% debentures sold in January 2004 also contain an imbedded beneficial conversion feature, wherein $117,000 of the amortization of the remaining discount from April 1, 2004 to June 30, 2004 was charged as interest expense during the three month ended June 30, 2004.

The result of these revenues and costs and expenses is a net loss of $4,989,000 or $(0.14) per share for the three months ended June 30, 2004 as compared to a net loss of $2,433,000 or $(0.24) for the three months ended June 30, 2003. The increase in net loss for the quarter was principally due to the increase in interest expense on outstanding debt and the interest expense related to the debentures and attached warrants issued in the debt exchange.

LIQUIDITY AND FINANCIAL CONDITION

At June 30, 2004, cash and cash equivalents were $119,000. Total liabilities at June 30, 2004 were $21,348,000 consisting of current liabilities in the aggregate amount of $5,381,000 (including $2,574,000 of accounts payable), long-term liabilities in the amount of $10,753,000 and convertible debt securities in the aggregate amount of $5,214,000. As of June 30, 2004, our working capital deficit was $4,259,000. We expect to incur substantial operating losses as we continue our commercialization efforts.

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

We have entered into a Bridge Financing Agreement with Arch Hill Capital (See Note 9). From April 1, 2004 through April 13, 2004, $509,000 in principal of promissory notes were issued under the Bridge Financing Agreement. From April 14, 2004 through June 30, 2004 $2,241,000 in principal of promissory notes were issued under the Bridge Financing Agreement. From July 1, 2004 through August 23, 2004, $899,000 in principal of promissory notes were issued under the Bridge Financing Agreement.

The Bridge Financing Agreement does not contain a maximum of the amount of funding that may be advanced under such agreement. Accordingly, there is no maximum amount of notes that may be issued to Arch Hill Capital. The amount of notes will be related to the working capital advances made by Arch Hill Capital to us and the length of time until a new debt or equity financing is completed.

GAIA has entered into a Subordinated Loan Agreement with Arch Hill Ventures. (See Note 10). As of June 30, 2004, advances from Arch Hill Ventures to GAIA under this agreement were $3,584,000.

On April 13, 2004, pursuant to the Debt Exchange Agreement, approximately $9.7 million of debt owed by LTC to Arch Hill Capital under the Bridge Financing Agreement (See Note 9) and $23.2 million of debt owed to Arch Hill Ventures under the Subordinated Loan Agreement (See Note 10) were exchanged for LTC debentures and equity securities. See “General—April 2004 Debt Exchange”.

We do not currently have sufficient cash to meet our working capital needs or to achieve all of our development and production objectives. In order to have sufficient capital resources for our development, production, operating and administrative needs, we need to close on a debt or equity financing transaction in the near term. We anticipate that such an equity financing could be up to approximately $12,000,000. We believe that if we raise approximately $10,000,000 to $12,000,000 in a debt or equity financing, we would have sufficient funds to meet our operating and capital expenditure needs for at least twelve months. We have not entered into any definitive agreements relating to a new financing as of August 23, 2004 and no assurance can be given that any financing will be consummated.

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

Effective April 1, 2003, a 20% salary reduction was implemented for all employees of LTC at the GAIA USA unit, which reduced salaries will be repaid by us if a third party debt or equity financing of at least $3,000,000 in gross proceeds is closed by December 31, 2004. Salary reduction deferrals of $177,000 have been accrued in the financial statements. Upon the completion of the January 2004 debenture financing, we reinstituted the base salary of each employee to 100% of the base salary in effect on March 31, 2003.

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

At June 30, 2004, we had total consolidated long-term indebtedness and convertible debentures of approximately $16.0 million, plus current portion of approximately $646,000, and a stockholders’ deficit of approximately $46.8 million. We also had at June 30, 2004, additional current liabilities of approximately $4.7 million.

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

We incurred net losses of approximately $46.6 million from February 12, 1999 (date of inception) to June 30, 2004, including approximately $5.1 million of net loss in the quarter ended June 30, 2004. We expect to incur substantial additional operating losses in the future. We have a total accumulated deficit of approximately $46.8 million. During the six months ended June 30, 2004 and 2003, we generated revenues from development contracts and prototype sales and income from foreign government subsidies in the amounts of $665,000 and $565,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

•	WE NEED SIGNIFICANT FINANCING TO CONTINUE TO DEVELOP AND COMMERCIALIZE OUR TECHNOLOGY.

We may not be able to obtain sufficient funds to continue to operate or implement our new business plan. We will need to consummate a debt or equity financing transaction in the near term in order to implement our business plan. Financing may not be available on terms favorable to us or at all. Even if we do obtain financing, it may result in dilution to our stockholders.

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

As of August 23, 2004, we had 39,340,340 shares of common stock outstanding, without taking into account shares issuable upon exercise of the 10% debentures, outstanding warrants or outstanding options. Of these shares, as of August 23, 2004, approximately 35.8 million shares of our common stock are subject to restrictions on resale pursuant to Rule 144 and approximately 3.5 million outstanding shares of our common stock are eligible for sale in the public market without restriction or registration. The shares issuable upon exercise or conversion of our outstanding warrants and 10% debentures will be restricted securities, however, the holders of certain of these securities have registration rights with respect to the common stock issuable upon exercise or conversion of these securities.

We filed a registration statement on April 29, 2004 under the Securities Act of 1933 to register the shares issuable upon conversion of $5,000,000 in principal amount of the 10% debentures, shares issuable upon exercise of 10,900,000 warrants and 35,809,282 shares of common stock. The foregoing securities included in the registration statement include all of the January 10% debentures, the warrants held by the 10% debenture holders, the warrants held by the finder and all of the common shares, 10% debentures and warrants held by Arch Hill Capital and Arch Hill Ventures other than shares issuable upon exercise of 5,000,000 warrants held by Arch Hill Capital. However, pursuant to an agreement entered into with the holders of the January 2004 debentures, any Arch Hill Capital and Arch Hill Ventures securities included in the registration statement may not be sold prior to July 9, 2005, unless the January 2004 debentures have been repaid or converted prior to that time.

On July 9, 2004, the registration statement we filed under the Securities Act of 1933 to register all such securities held by the January 2004 debenture holders, the warrants held by the finder in the January 2004 debenture financing and securities held by Arch Hill Capital and Arch Hill Ventures, was declared effective by the Securities and Exchange Commission. During such time as the registration statement is effective these shares will be available for sale in the open market, other than the shares held by Arch Hill Capital or Arch Hill Ventures which may not be sold prior to July 9, 2005, unless the January 2004 debentures have been repaid or converted prior to that time. The future sale of a substantial number of shares of common stock by existing debenture holders, stockholders, warrant holders and option holders could have an adverse impact on the market price of our common stock. In addition, the market price of our common stock could drop in response to the perception that these sales could occur.

•	ARCH HILL CAPITAL IS A CONTROLLING STOCKHOLDER OF LTC AND IS THEREFORE ABLE TO CONTROL THE MANAGEMENT AND POLICIES OF LTC.

Arch Hill Capital beneficially owns:

(i) 35,809,282 outstanding shares of our common stock (including 26,568,480 shares of our common stock held by Arch Hill Ventures);

(ii) $3,000,000 of our April 2004 debentures convertible into 6,818,182 shares of common stock (at an assumed conversion price of $0.44 per share);

(iii) $150,000 of interest payable on the April 2004 debentures in 340,910 share of our common stock (at an assumed price of $.44 per share)

(iv) warrants to purchase up to 1,500,000 shares of common stock at $2.00 per share; and

(v) warrants to purchase up to 10,500,000 shares of our common stock at $2.40 per share.

The 54,968,374 shares of our common stock beneficially owned by Arch Hill Capital constitute approximately 94% of our common stock on an as-converted basis, including shares beneficially owned by Arch Hill Capital and shares issuable upon conversion of convertible securities held by Arch Hill Capital but not including any shares issuable upon conversion of outstanding convertible securities held by any other person. Accordingly, Arch Hill Capital is a controlling stockholder and is able to control the outcome of most matters submitted to our stockholders for approval, including the election of our directors, any amendments to our Certificate of Incorporation or a merger, sale of assets or other significant transaction without the approval of our other stockholders. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in LTC. As a result, Arch Hill Capital has an effective veto power over corporate transactions by LTC, GAIA Holding or GAIA which management or non-control stockholders of such entities might desire.

The calculation of percentage of our common stock beneficially owned by Arch Hill Capital is based on the number of shares of our common stock currently outstanding as of August 23, 2004 (39,340,340) plus the number of shares of our common stock issuable to Arch Hill Capital upon conversion of convertible securities held by such entity.

•	OUR 10% DEBENTURES HAVE A FLUCTUATING CONVERSION RATE WHICH COULD CAUSE SUBSTANTIAL DILUTION TO STOCKHOLDERS AND ADVERSELY AFFECT OUR STOCK PRICE.

Conversion of a material amount of our 10% debentures could materially affect a stockholder’s investment in us. As of August 23, 2004, $4,850,000 in principal amount of 10% debentures were issued and outstanding. The 10% debentures are convertible into a number of shares of common stock determined by dividing the principal amount converted by the conversion price in effect. If converted on August 23, 2004, the conversion price in effect would have been $0.44 and the 10% debentures would have converted into 11,022,728 shares of our common stock, not including any shares that may be issued in respect of accrued interest at the option of the 10% debenture holders. This number of shares, however, could be significantly greater in the event of a decrease in the trading price of our common stock. Purchasers of our common stock could therefore experience substantial dilution of their investment upon conversion of the 10% debentures. The 10% debentures are not registered and may be sold only if registered under the Securities Act or sold under an applicable exemption from registration. The shares issuable upon conversion of the 10% debentures and attached warrants are registered under the Securities Act as described above. See “Future Sales of Currently Outstanding Shares of Our Common Stock Could Adversely Affect Our Stock Price.”

As of August 23, 2004, attached warrants to purchase 2,500,000 shares of common stock issued to the purchasers of the 10% debentures were outstanding. The warrants are exercisable over the next five years at a price of $2.00 per share. In addition, warrants to purchase 10,500,000 shares of our common stock at a price of $2.40 per share are also held by the April 2004 debenture holders. The exercise price of the warrants may be adjusted from time to time under certain antidilution provisions.

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

Set forth in the table below is the potential dilution to the stockholders and ownership interest of the holders of our 10% debentures which would occur upon conversion of $5,000,000 in principal amount of our 10% debentures. The calculations in the table are based upon the 39,340,340 shares of our common stock which are currently outstanding and shares issuable upon conversion of the 10% debentures at the following conversion prices.

	Conversion At Estimated Conversion Price of $1.00	Conversion At Estimated Conversion Price of $0.75	Conversion At Estimated Conversion Price of $0.50	Conversion At Estimated Conversion Price of $0.25
Conversion Price	$1.00	$0.75	$0.50	$0.25
Shares Issued on Conversion	5,000,000	6,666,667	10,000,000	20,000,000
Percentage of Outstanding Common Stock	11.28%	14.49%	20.27%	33.70%

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

As of August 23, 2004, we have reserved 16,600,000 shares of our common stock for issuance upon conversion of the 10% debentures and exercise of the attached warrants.

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

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2004, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the second quarter of fiscal 2004 or subsequent to the date of the evaluation by our management thereof.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

On April 13, 2004, pursuant to a Debt Exchange Agreement between LTC, GAIA Holding, GAIA, Arch Hill Capital and Arch Hill Ventures (the “Debt Exchange Agreement”), approximately $9.7 million of debt owed by LTC to Arch Hill Capital under the Bridge Financing Agreement and approximately $23.2 million of debt owed by GAIA to Arch Hill Ventures under the Subordinated Loan Agreement (See Notes 9, 10 and 11) were exchanged for LTC debentures and equity securities, in a private placement exempt under Section 4(2) of the Securities Act of 1933 (the “Act”).

On May 5, 2004, we issued to a finder and affiliated persons in the January 2004 debenture financing warrants to purchase 200,000 shares of LTC common stock, subject to adjustment, at an exercise price of $2.20 per share, subject to adjustment, in a private transaction exempt under Section 4(2) of the Act.

On July 12, 2004, the January 2004 debentureholders converted $150,000 of the January 2004 debentures into 250,000 shares of Company common stock at a conversion price of $0.60 per share, pursuant to the terms of the

January 2004 debentures. On July 27, 2004, the Company issued 11,988 shares of Company common stock as interest on the $150,000 of converted January 2004 debentures.

On July 12, 2004, the Company entered into a Consulting Agreement with Ilion Technology Corporation (“Ilion”) pursuant to which Ilion will provide technology consulting services to the Company in the lithium battery field in consideration of $15,000 and a four year warrant to purchase 35,000 shares of Company common stock at an exercise price of $1.37 (the “Consulting Agreement”). The Consulting Agreement has a term of July 12, 2004 to September 15, 2004 (the “Term”) unless extended. If, by the end of the Term, shares of Company common stock owned by Ilion (the “Shares”) are not purchased in a private transaction pursuant to an Agreement dated July 12, 2004 between Ilion and the purchaser named therein or otherwise, the Term shall be extended on a month to month basis. During any such extension, the Company is obligated to make payments to Ilion of $24,100 per month on the fifteenth of each month commencing on September 15, 2004 and ending on August 15, 2005 in exchange for the transfer of 1/12 of the Shares to the Company.

On July 15, 2004, the Company issued 18,072 shares of Company common stock to a consultant for services rendered.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following Exhibits are filed as part of this Report or incorporated herein by reference:

4.2	Form of 10% Convertible Debenture dated as of April 13, 2004 between Lithium Technology Corporation and Arch Hill Capital N.V. (1)

10.60	Form of Debt Exchange Agreement, dated as of April 13, 2004 between Lithium Technology Corporation, GAIA Holding N.V., GAIA Akkumulatorenwerke GmbH, Arch Hill Capital N.V. and Arch Hill Ventures N.V. (1)

10.61	Form of $2.00 Stock Purchase Warrant dated as of April 13, 2004, issued to Arch Hill Capital N.V. (1)

10.62	Form of $2.40 Stock Purchase Warrant dated as of April 13, 2004, issued to Arch Hill Capital N.V. (1)

10.63	Form of Stock Purchase Warrant dated as of May 5, 2004 issued to finders in January 10% Convertible Debenture financing (2)

10.64	Form of Consulting Agreement dated as of July 12, 2004 between Lithium Technology Corporation and Ilion Technology Corporation.+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(1)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

(2)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

+	Exhibit filed herewith in this Report.

(b)	Reports on Form 8K. During the quarter ended June 30, 2004, we filed the following Reports on Form 8-K.

On June 28, 2004, we filed a Report on Form 8-K reporting that effective June 25, 2004, the Board of Directors of the Company appointed John J. McGovern as the Chief Financial Officer of the Company and that the Company has retained Bridgehead Partners, LLC (“Bridgehead Partners”) as a consultant to provide services to the Company in connection with financial reporting and related matters. The Form 8-K further reported that Mr. McGovern is the Chairman and Managing Director of Bridgehead Partners and that Ralf Tolksdorf, who has been the Chief Financial Officer of the Company since November 18, 2002, will remain as the Chief Financial Officer of the Company’s GAIA Akkumulatorenwerke GmbH subsidiary operating in Nordhausen, Germany.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION
Date: August 23, 2004

	BY:	/s/ Franz J. Kruger
Franz J. Kruger, Chief Executive Officer
(Principal Executive Officer)

	BY:	/s/ John J. McGovern
John J. McGovern, Chief Financial Officer
(Principal Financial and Accounting Officer)