Form 10QSB
period 2004-09-30
LITHIUM TECHNOLOGY CORP
filed 2004-11-24
CIK 804154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 19, 2004, 40,840,340 shares of common stock.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

INDEX

		PAGE
	PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance Sheets—September 30, 2004 and December 31, 2003	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss-Three and Nine Months Ended September 30, 2004 and 2003, and period from February 12, 1999 (inception of development stage) to September 30, 2004	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)—Nine Months Ended September 30, 2004	5

	Condensed Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2004 and 2003, and period from February 12, 1999 (inception of development stage) to September 30, 2004	6

	Notes to Condensed Consolidated Financial Statements—September 30, 2004	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 3.	CONTROLS AND PROCEDURES	41

	PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	43

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	43

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	44

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	44

ITEM 5.	OTHER INFORMATION	44

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	44

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,000	$127,000
Accounts receivable	54,000	16,000
Inventories	83,000	105,000
Related party receivable	143,000	124,000
Prepaid expenses and other current assets	694,000	627,000

Total current assets	1,037,000	999,000
Due from related parties	3,323,000	3,203,000
Property and equipment, net	6,018,000	5,635,000
Intangibles, net	8,490,000	9,084,000
Other assets	225,000	20,000

Total assets	$19,093,000	$18,941,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,393,000	1,381,000
Accrued salaries	626,000	509,000
Notes payable	—	63,000
Current portion of long term debt	636,000	659,000
Payable to related party	808,000	1,453,000
Shares issued subject to exchange into convertible notes, net of cost of issue	3,977,000	—
Other current liabilities and accrued expenses	1,316,000	440,000

Total current liabilities	10,756,000	4,505,000
LONG-TERM LIABILITIES, LESS CURRENT PORTION	12,193,000	35,067,000
CONVERTIBLE DEBT SECURITIES	3,064,000	12,609,000

Total liabilities	26,013,000	52,181,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $.01 per share, Authorized— 100,000 shares; Issued and outstanding none and 1000 shares Series A Convertible Preferred Stock	—	—
Common stock, par value $.01 per share, Authorized— 125,000,000 shares; Issued and outstanding 39,840,340 and 4,411,770 shares	398,000	44,000
Additional paid-in capital	49,553,000	10,678,000

Cumulative translation adjustments	(5,947,000)	(6,383,000)
Accumulated Deficit	(200,000)	(200,000)

Deficit accumulated during development stage	(50,724,000)	(37,379,000)

Total stockholders’ deficit	(6,920,000)	(33,240,000)

Total liabilities and stockholders’ deficit	$19,093,000	$18,941,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

					PERIOD FROM FEBRUARY 12, 1999
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		(INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30
	2004	2003	2004	2003	2004
REVENUES
Development contracts and prototype sales	$93,000	$126,000	$424,000	$285,000	$775,000

COSTS AND EXPENSES
Engineering, research and development	1,300,000	1,182,000	4,208,000	3,326,000	17,719,000
General and administrative	1,024,000	845,000	3,124,000	2,689,000	12,183,000
Depreciation and amortization	442,000	369,000	1,383,000	1,123,000	9,613,000
Intangibles expensed	—	—	—	—	3,700,000
Loss (gain) on sale of assets	—	11,000	(4,000)	(5,000)	46,000

	2,766,000	2,407,000	8,711,000	7,133,000	43,261,000
OTHER INCOME (EXPENSE)
Foreign government subsidies	95,000	239,000	430,000	645,000	2,837,000
Interest expense, net of interest income	(1,916,000)	(388,000)	(2,898,000)	(1,272,000)	(8,485,000)
Interest expense related to beneficial conversion	367,000		(2,590,000)		(2,590,000)

	(1,454,000)	(149,000)	(5,058,000)	(627,000)	(8,238,000)

NET LOSS	$(4,127,000)	$(2,430,000)	$(13,345,000)	$(7,475,000)	$(50,724,000)

OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	(733,000)	(337,000)	436,000	(2,579,000)	(5,947,000)

COMPREHENSIVE LOSS	$(4,860,000)	$(2,767,000)	$(12,909,000)	$(10,054,000)	$(56,671,000)

Weighted average number of common shares outstanding:	39,430,742	9,978,797	28,496,047	9,978,797

Basic and diluted net loss per share:	$(0.10)	$(0.24)	$(0.47)	$(0.75)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Translations Adjustments	Accumulated Deficit	Deficit Accumulated During Development

	Shares	Amount	Shares	Amount
Balances at December 31, 2003	1,000	$—	4,411,459	$44,000	$10,678,000	($6,383,000)	($200,000)	($37,379,000)
Common stock issued upon conversion of preferred stock	(1,000)	—	5,567,027	56,000	(56,000)	—	—	—
Stock issued upon conversion of convertible notes	—	—	29,045,650	291,000	33,546,000	—	—	—
Issuance of convertible debt with beneficial conversion feature	—	—	—	—	5,000,000	—	—	—
Stock issued for services	—	—	54,216	—	105,000	—	—	—
Stock issued upon conversion of 10% convertible debentures	—	—	761,988	7,000	280,000	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	436,000	—	—
Net loss	—	—	—	—	—	—	—	(13,345,000)
Balances at September 30, 2004	—	$—	39,840,340	$398,000	$49,553,000	($5,947,000)	($200,000)	($50,724,000)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2004
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,345,000)	$(7,475,000)	$(50,724,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,383,000	1,123,000	9,613,000
In-process research and development expensed		—	3,700,000
Loss on sale of assets	(4,000)	(5,000)	46,000
Non cash interest expense	5,296,000	1,104,000	9,334,000
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(39,000)	2,000	(53,000)
Inventories	19,000	36,000	(64,000)
Prepaid expenses and other current assets	(126,000)	51,000	(290,000)
Accounts payable and accrued expenses	1,586,000	526,000	3,944,000

Net cash used in operating activities	(5,230,000)	(4,638,000)	(24,494,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(812,000)	(269,000)	(4,491,000)
Investment in intangibles	(36,000)	(22,000)	(167,000)
Cash received in connection with Share Exchanges		—	20,000
Deposit on equipment	—	(100,000)	(200,000)
Proceeds from sale of assets	4,000	61,000	137,000

Net cash used in investing activities	(844,000)	(330,000)	(4,701,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of loans from financial institutions	(328,000)	(6,000)	(2,047,000)
Proceeds (repayments) of silent partnership loans	—	—	102,000
Proceeds from related party loans	—	—	16,908,000
Proceeds from 10% convertible debentures, net of cost of issue	1,686,000		1,686,000
Proceeds from series A & B units, net of cost of issue	432,000		432,000
Proceeds received from Non-convertible Promissory
Notes from related party	4,223,000	4,830,000	12,183,000

Net cash provided by financing activities	6,013,000	4,824,000	29,264,000

Effect of exchange rate changes on cash	(3,000)	10,000	(9,000)

Net increase (decrease) in cash and cash equivalents	(64,000)	(134,000)	60,000
Cash and cash equivalents, beginning of period	127,000	165,000	3,000

Cash and cash equivalents, end of period	$63,000	$31,000	$63,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$192,000	$103,000	$678,000
Conversion of convertible debt into common stock	$33,546,000	$—	$35,461,000
Conversion of convertible debt into preferred stock subject to rescission	$3,545,000	$—	$3,545,000
Capital contribution by affiliate of Arch Hill in lieu of debt payment	$—	$—	$1,734,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2003. Operating results for three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any interim period.

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

NET LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share for the three and nine months ended September 30, 2003. The Company made such determination because: 1) Arch Hill Capital, which controls the Company, had the ability to authorize the necessary shares for conversion; 2) the preferred shares had no significant preferential rights above the common shares; and 3) the preferred shares would automatically convert at a later date upon proper share authorization. The Preferred Stock was converted into 5,567,027 shares of LTC’s common stock on February 25, 2004. As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Series A Preferred Stock	—	5,567,027	—	5,567,027
Common Stock	39,430,732	4,411,770	28,496,047	4,411,770

Total	39,430,742	9,978,797	28,496,047	9,978,797

Due to net losses in the three and nine months ended September 30, 2004 and 2003, the effect of the potential common shares resulting from convertible promissory notes payable, convertible debentures, stock options and warrants in those years was excluded, as the effect would have been anti-dilutive.

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

From August 30, 2004, through September 30, 2004, the Company issued $4,065,000 of securities in a private placement consisting of $520,000 of A Units for cash, $1,705,000 of A Units for debt and $1,840,000 of B Units for debt. Subsequent to September 30, 2004, the Company issued additional A Units for cash in the private placement. No assurance can be given that the Company will be successful in completing this or any other financing. See Notes 10, 12 and 13.

The Company is currently seeking sources of additional financing, in the form of equity financing, to provide the additional capital in order to fund its current operations, scale-up its production capabilities to take advantage of near-term market opportunities, expand its scope of operations and pursue its business strategy. The Company believes that if it raises approximately $10,000,000 to $12,000,000 in an equity financing, it would have sufficient funds to meet its operating and capital expenditure needs for at least twelve months. If the Company is unsuccessful in completing its current private placement or another financing, it will not be able to fund its current expenses or pursue its business strategy and the Company will assess all available alternatives including a sale of its assets or merger, a restructuring, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

NOTE 5—RECEIVABLE FROM RELATED PARTY

The Company has a receivable from Tamarchco GmbH (“Tamarchco”), a 100% owned subsidiary of Arch Hill Capital, of $2,296,000 in principal. The receivable bears interest at 7% per annum. Tamarchco used the proceeds for investing in a silent partnership participation in GAIA for an equal amount (refer to Note 10) under identical terms. The receivable at September 30, 2004 includes accrued interest of $1,027,000. Under the existing agreement, the principal including accumulated interest is due on December 31, 2008. These amounts are included in due from related parties in the accompanying financial statements.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2004 and December 31, 2003 is summarized as follows:

	September 30	December 31
Land and buildings	$2,719,000	$2,779,000
Technical and laboratory equipment	6,170,000	4,889,000
Asset under construction and equipment deposit	11,000	301,000
Office equipment and other	554,000	513,000

	9,454,000	8,482,000
Less: Accumulated depreciation and amortization	(3,436,000)	(2,847,000)

	$6,018,000	$5,635,000

Assets under construction at September 30, 2004 included equipment being constructed that was not yet placed into service.

NOTE 7—INTANGIBLES

Intangibles at September 30, 2004 and December 31, 2003 are summarized as follows:

	September 30	December 31
Patents	$10,166,000	$10,133,000
Less: Accumulated amortization	(1,676,000)	(1,049,000)

Total	$8,490,000	$9,084,000

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

NOTE 8—NOTES PAYABLE

On February 23, 2004, the balance of a note payable of $63,000 principal amount was paid in full. As of September 30, 2004, the Company has no notes payable.

NOTE 9—CONVERTIBLE DEBT SECURITIES

Convertible debt securities are comprised of bridge notes held by Arch Hill Capital and 10% Convertible Debentures Due 2006 held by an investment group and Arch Hill Capital.

BRIDGE NOTES

The bridge notes were issued under a Bridge Financing Agreement, as amended, between LTC and Arch Hill Capital (the “Bridge Financing Agreement”). All amounts outstanding under the Bridge Financing Agreement through April 13, 2004 were converted to Company securities on April 13, 2004, pursuant to a Debt Exchange Agreement between the Company, GAIA Holding, GAIA, Arch Hill Capital and Arch Hill Ventures (the “April Bridge Exchange”).

In the April Bridge Exchange, $1,587,375 of bridge notes held by Arch Hill Capital and issued by the Company in 2002 were exchanged for $1,587,375 of the Company 10% Convertible Debentures Due 2006 (“April 2004 debentures”) and warrants to purchase up to 793,688 shares of the Company common stock exercisable at $2.00 per share. $1,412,625 of bridge notes held by Arch Hill Capital and issued by the Company in 2003 were exchanged for $1,412,625 of April 2004 debenture and warrants to purchase up to 706,312 shares of the Company common stock exercisable at $2.00 per share. $5,459,502 of bridge notes issued in 2003 and $918,159 of bridge notes issued by the Company from January 1, 2004 through April 13, 2004 and $323,284 of interest on the bridge notes issued in 2003 and 2004 were exchanged for 6,069,697 shares of the Company common stock and warrants to purchase up to 10,500,000 shares of the Company common stock exercisable at $2.40 per share.

During the period April 14, 2004 to June 30, 2004, Arch Hill Capital advanced $2,241,000 to the Company under the Bridge Financing Agreement. During the period July 1, 2004, to August 30, 2004, Arch Hill Capital advanced $1,064,000 to the Company under the Bridge Financing Agreement. On August 30, 2004, Arch Hill Capital exchanged $3,545,000 of bridge notes for $1,705,000 of A Units and $1,840,000 of B Units. (See Note 12).

From the period August 31, 2004 to September 30, 2004, no funds were advanced to the Company by Arch Hill Capital under the Bridge Financing Agreement.

The Bridge Financing Agreement does not contain a maximum of the amount of funding that may be advanced under such Agreement. The amount of any additional notes provided will be related to the working capital advances made by Arch Hill Capital to the Company.

APRIL 2004 – 10% CONVERTIBLE DEBENTURES

The April 2004 debentures have a maturity date of April 13, 2006 at which time the principal amount and all accrued interest on the April 2004 debentures is due and payable. Interest payments on the April 2004 debentures are due and payable in cash, or at the option of Arch Hill Capital, in Company common stock at a price equal to the conversion price of our common stock as described below. Interest is due quarterly commencing September 30, 2004. Any amount of principal or interest on the April 2004 debentures which is not paid when due bears interest at 15% per annum from the due date of such payment default.

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

The above formula resulted in the debentures and warrants being issued with an embedded beneficial conversion feature. Accordingly, pursuant to EITF Abstracts Issue No. 98-5, the Company has allocated $3,000,000 of the proceeds received to additional paid in capital based on the intrinsic value of the embedded beneficial conversion feature. $1,530,000 of the discount resulting from this allocation was recognized as interest expense as of April 13, 2004 (the date of issuance), which is the earliest date of conversion. The remainder of $1,470,000, which represents the fair value of the warrants, will be recognized as interest over the two year life of the debentures.

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

The above formula resulted in the debentures and warrants being issued with an embedded beneficial conversion feature. Accordingly, pursuant to EITF Abstracts Issue No. 98-5, the Company has allocated $2,000,000 of the proceeds received to additional paid in capital based on the intrinsic value of the embedded beneficial conversion feature. $1,060,000 of the discount resulting from this allocation was recognized as interest expense as of January 20, 2004 (the date of issuance), which is the earliest date of conversion. The remainder of $940,000, which represents the value of the warrants, will be recognized as interest over the two year life of the debentures.

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

The January 2004 debentureholders have converted a portion of the January 2004 debentures into shares of Company common stock, pursuant to the terms of the January 2004 debentures, as follows: (i) on July 12, 2004, $150,000 of debentures were converted into 250,000 shares at a conversion price of $0.60 per share; and (ii) on August 26, 2004, $80,000 of debentures were converted into 250,000 shares at a conversion price of $0.32 per share. On July 27, 2004, the Company issued 11,988 shares of Company common stock as interest on the January 2004 debentures converted on July 12, 2004. Additional January 2004 debentures were converted into shares of Company common stock after September 30, 2004. (See Note 13).

NOTE 10—LONG-TERM DEBT

	September 30, 2004	December 31, 2003
Long-term debt is summarized as follows:
Loans from financial institutions	$2,057,000	$2,300,000
Subordinated loans from related party	4,890,000	27,625,000
Silent partnership loans-related party	3,323,000	3,203,000
Silent partnership loans-unrelated parties	2,559,000	2,598,000

	$12,829,000	$35,726,000
Less: Current maturities	(636,000)	(659,000)

	$12,193,000	$35,067,000

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions that are collateralized by the following assets of GAIA: (i) land and buildings in an amount up to $1,165,000 and (ii) machinery, equipment and patents in an amount of $2,490,000 as collateral for the mortgage loan. The loans bear interest between 5.75% and 6.75% per annum and are scheduled to be repaid by December 31, 2014.

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

SILENT PARTNERSHIP LOANS—RELATED PARTY

Tamarchco, a 100% owned subsidiary of Arch Hill Ventures, has provided three silent partnership loans to GAIA. The partnership loans consist of a $1,891,000 loan bearing interest at 7% per annum under the First Tamarchco Partnership Agreement, a $184,000 loan bearing interest at 6% per annum under the Second Tamarchco Partnership Agreement and a $221,000 loan bearing interest at 6% under the Third Tamarchco Partnership Agreement. GAIA is not required to pay the interest under the Second and Third Tamarchco Partnership Agreements until GAIA has generated an accumulated profit amounting to $4,729,000. The total amount payable to Tamarchco under the three Tamarchco Partnership Agreements at September 30, 2004 is $3,323,000 including accrued interest of $1,027,000.

Tamarchco is entitled to receive an annual 4% share in profits related to its contributions under the First Tamarchco Agreement and an annual 12% share in profits related to its contribution under the Second and Third Tamarchco Agreements. The 12% share in profits under the Second and Third Tamarchco Agreements are not payable until GAIA has generated an accumulated profit amounting to $4,729,000.

Each Tamarchco Partnership Agreement terminates in December 2008, unless terminated prior to such time for good cause as defined in the applicable Tamarchco Partnership Agreement. The principal, accrued and unpaid interest, and unpaid profits are due on the termination of the Tamarchco Partnership Agreements.

SILENT PARTNERSHIP LOANS-NON-RELATED PARTIES

Two other parties have provided silent partnership loans to GAIA which remain outstanding at September 30, 2004. Frankendael Participatiemaatschappij N.V. (“Frankendael”) has provided a partnership loan of $493,000, which bears interest at 6% per annum. Technologie-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan of $1,891,000, which bears interest at 6% per annum. GAIA is not required to pay the interest under the Frankendael Partnership Agreement until GAIA has generated an accumulated profit amounting to $4,729,000. The total amount payable to Frankendael and TBG under the Partnership Agreements at September 30, 2004 is $2,559,000 including $175,000 in accrued interest.

Frankendael and TBG are entitled to receive an annual 12% share in profits related to its contributions under the Frankendael Partnership Agreement and the TBG Partnership Agreement. The 12% share in profits under the Frankendael Partnership Agreement is not payable until GAIA has generated an accumulated profit amounting to $4,729,000. The TBG Partnership Agreement provides that should GAIA receive additional injections of capital in the course of further financing rounds, TBG shall adjust its profit sharing to the capital ratio applicable at such time. Management believes that based upon subsequent equity received by GAIA that the present profit sharing that TBG is entitled to under the Agreement is approximately 4.4%. Management further believes that it is unlikely that Frankendael or TBG will receive any profit sharing under the Partnership Agreement at any time in the near future.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

CONSULTING AGREEMENT

On July 12, 2004, the Company entered into a Consulting Agreement with Ilion Technology Corporation (“Ilion”) pursuant to which Ilion will provide technology consulting services to the Company in the lithium battery field in consideration of $15,000 and a four year warrant to purchase 35,000 shares of Company common stock at an exercise price of $1.37 (the “Consulting Agreement”). The Consulting Agreement has a term of July 12, 2004 to September 15, 2004 (the “Term”) unless extended. If, by the end of the Term, the shares of Company common stock owned by Ilion (the “Shares”) are not purchased in a private transaction pursuant to an Agreement dated July 12, 2004 between Ilion and the purchaser named therein or otherwise, the Term shall be extended on a month to month basis. During any such extension, the Company is obligated to make payments to Ilion of $24,100 per month commencing on September 15, 2004 and ending on August 15, 2005 and Ilion will be obligated to transfer 1/12 of the Shares to the Company. In the event the Company does not make any such monthly payment, Ilion is entitled to 1/12 of the Shares for each month that the payment is not made. The Term was extended on September 15, 2004. The Company did not make the monthly payments for September, October or November 2004 and Ilion retained 1/12 of the Shares for each of the foregoing months.

NOTE 12—STOCKHOLDER’S EQUITY

REVERSE STOCK SPLIT

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

APRIL 2004 DEBT EXCHANGE

On April 13, 2004, pursuant to a Debt Exchange Agreement between the Company, GAIA Holding, GAIA, Arch Hill Capital and Arch Hill Ventures, the Company exchanged debt owed to Arch Hill Capital by the Company and debt owed to Arch Hill Ventures by GAIA for Company debentures and equity securities. $1,587,375 of bridge notes held by Arch Hill Capital and issued by the Company in 2002 were exchanged for $1,587,375 of April 2004 debentures and warrants to purchase up to 793,688 shares of the Company common stock exercisable at $2.00 per share. $1,412,625 of bridge notes held by Arch Hill Capital and issued by the Company in 2003 were exchanged for $1,412,625 of April 2004 debentures and warrants to purchase up to 706,312 shares of the Company common stock exercisable at $2.00 per share. $5,459,502 of bridge notes issued in 2003 and $918,159 of bridge notes issued by the Company from January 1, 2004 through April 13, 2004 and $323,284 of interest on the bridge notes issued in 2003 and 2004 were exchanged for 6,069,697 shares of the Company common stock and warrants to purchase up to 10,500,000 shares of the Company common stock exercisable at $2.40 per share. $23,185,604 of debt owed to Arch Hill Ventures by GAIA as of April 13, 2004 was exchanged for 21,001,453 shares of the Company common stock. (See Notes 9 and 10).

PRIVATE PLACEMENT OF A UNITS AND B UNITS

On August 30, 2004, the Company closed on the sale of $3,806,000 of its securities in a private placement. The Company sold 261 A Units (“A Units”) for $261,000 cash. On August 30, 2004, the Company also sold 1,705 A Units in exchange for $1,705,000 of its outstanding debt and 1,840 B Units (“B Units”) in exchange for $1,840,000 of its outstanding debt, in each case held by Arch Hill Capital. On September 14, 2004, the Company sold 259 A Units for $259,000 cash. Subsequent to September 30, 2004, the Company sold additional A Units for cash in the private placement. (See Note 13).

Each A Unit consists of:

(i)	one share of Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”),

(ii)	one warrant for each share of common stock issued upon conversion of the Series A Preferred Stock, each warrant to purchase ½ of a share of common stock at an exercise price per share equal to 125% of the conversion price of the Series A Preferred Stock then in effect upon conversion of the shares of Series A Preferred Stock by the stockholder from time to time (the “125% A Warrant”), and

(iii)	one warrant for each share of common stock issued upon conversion of the Series A Preferred Stock, each warrant to purchase ½ of a share of common stock at an exercise price per share equal to 150% of the conversion price of the Series A Preferred Stock then in effect upon conversion of the shares of Series A Preferred Stock by the stockholder from time to time (the “150% A Warrant”).

Each B Unit consists of:

(i)	one share of Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”),

(ii)	one warrant for each share of common stock issued upon conversion of the Series B Preferred Stock, each warrant to purchase one share of its common stock at an exercise price per share equal to $2.25 (the “125% B Warrant”), and

(iii)	one warrant for each share of common stock issued upon conversion of the Series B Preferred Stock, each warrant to purchase one share of common stock at an exercise price per share equal to $2.70 (the “150% B Warrant”).

The shares of Series A Preferred Stock are entitled to receive an 8% annual cumulative dividend payable in shares of common stock and rank pari passu with the Series B Preferred Stock.

The shares of Series B Preferred Stock are entitled to receive an 8% annual cumulative dividend payable in shares of common stock and rank pari passu with the Series A Preferred Stock.

As of the closing dates of the private placement, a sufficient number of shares of Series A Preferred Stock and Series B Preferred Stock (together the “Preferred Stock”) were not available for issuance under the Company’s certificate of incorporation. As a result, the amounts related to these sales of securities have been reclassified and shown as shares issued subject to exchange into convertible notes in the accompanying financial statements. The Company has agreed to take all reasonable actions to promptly seek stockholder approval to amend its certificate of incorporation to increase the number of authorized shares of Preferred Stock to allow for the issuance of the Preferred Stock. Upon receipt of such stockholder approval, the Company will amend its certificate of incorporation to increase the number of authorized shares of Preferred Stock and deliver the Preferred Stock to the investors. Pending the amendment of its certificate of incorporation to increase the number of authorized shares of Preferred Stock, the private placement investors may request that the Company deliver notes convertible into that number of shares of common stock into which the Preferred Stock would be convertible and on all other terms comparable to the terms of the Preferred Stock. Upon such request, the Company will deliver such notes to investors. In the unlikely event that stockholder approval to increase the number of authorized shares of Preferred Stock is not received, the private placement investors would continue to have the right to request the convertible notes, until such time as stockholder approval is obtained. Subsequent to September 30, 2004, certain private placement investors have requested such convertible notes and have converted the notes into shares of Company common stock. (See Note 13).

The Series A Preferred Stock, the 125% A Warrants, the 150% A Warrants, the Series B Preferred Stock, the 125% B Warrants and 150% B Warrants (and the underlying conversion and warrant shares) constitute restricted securities and may be sold only upon registration under the Securities Act or upon reliance on an exemption from such registration requirements. Series A Preferred stockholders and Series B Preferred stockholders have the following registration rights with respect to the shares of common stock into which the Series A Preferred Stock, the 125% A Warrants, the 150% A Warrants, the Series B Preferred Stock, the 125% B Warrants and 150% B Warrants are exercisable. The Company has agreed to undertake to file with the Securities and Exchange Commission a registration statement covering the underlying shares of common stock at its expense commencing 180 days following the last date of sale of the A and B Units (which last sale date may not be later than January 31, 2005). The Company has agreed to use its best efforts to have the registration statement declared effective within 60 days of the filing of the registration statement.

The shares of Series A Preferred Stock are convertible at the election of the holder thereof, at any time commencing from and after their date of issuance and for a period of three years thereafter, upon five days’ advance written notice to the Company. The conversion price is equal to 80% of the average closing price of the common stock on the OTC Bulletin Board for the 20 trading days immediately preceding the day upon which the Company receives a conversion notice from the Series A Preferred stockholder.

The 125 % A Warrants and 150% A Warrants are exercisable for shares of common stock at any time beginning on the date of conversion of the Series A Preferred Stock and ending on the fifth anniversary of their issuance. The 125% A Warrants and 150% A Warrants are subject to adjustment for anti-dilution purposes.

The shares of Series B Preferred Stock are convertible at the election of the holder thereof, at any time commencing from and after their date of issuance and for a period of three years thereafter, upon five days’ advance written notice to the Company. The conversion price is equal to $1.80 per share.

The 125% B Warrants and 150% B Warrants are exercisable for shares of common stock at any time beginning on the date of conversion of the Series B Preferred Stock and ending on the fifth anniversary of their issuance. The 125% B Warrants and 150% B Warrants are subject to adjustment for anti-dilution purposes.

With respect to the securities sold in exchange for certain of its outstanding debt, Arch Hill Capital exchanged $3,545,000 of bridge notes owed by the Company to Arch Hill Capital for 1,705 or $1,705,000 of A Units and 1,840 or $1,840,000 of B Units. The exchange was based on the terms of the bridge financing agreement between the Company and Arch Hill Capital, which gives Arch Hill Capital the option to apply the principal balance and all other sums due and payable under any promissory notes issued by the Company to it on or after January 1, 2003 against the purchase price of equity securities being sold by the Company in any equity financing after the date of such notes.

SHARES TO CONSULTANT

On July 15, 2004, the Company issued 18,072 shares of Company common stock, valued at $20,000 to a consultant for services rendered.

NOTE 13—SUBSEQUENT EVENTS

During the period October 1, 2004 to November 19, 2004, Arch Hill Capital advanced $733,000 to the Company under the Bridge Financing Agreement. (See Note 9).

During the period October 1, 2004 to November 19, 2004, the holders of the January 2004 debentures (see Note 9) converted a portion of the January 2004 debentures into shares of Company common stock, pursuant to the terms of the January 2004 debentures as follows: (i) on October 7, 2004, $50,000 of debentures were converted into 250,000 shares at a conversion price of $0.20 per share; (ii) on October 18, 2004, $22,500 of debentures were converted into 250,000 shares at a conversion price of $0.09 per share; (iii) on October 29, 2004, $20,200 of debentures were converted into 250,000 shares at a conversion price of $0.08 per share; (iv) on November 15, 2004, $18,750 of debentures were converted into 250,000 shares at a conversion price of $0.075 per share and (v) on November 19, 2004, $18,750 of debentures were converted into 250,000 shares at a conversion price of $0.075 per share.

During the period October 1, 2004, to November 19, 2004, the Company sold 2,657 A Units for $2,657,000 cash in the Company’s private placement.

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

Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of September 30, 2004, we had an accumulated deficit of $50,924,000. Our operations have been financed primarily through debt and equity financings, loans from shareholders, other related parties, loans from silent partners and bank borrowings secured by assets.

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

We have the right to prepay all or a portion of the outstanding January 2004 debentures and accrued and unpaid interest upon prior written notice to the holders of the January 2004 debentures in an amount equal to 150% of principal and interest for prepayments occurring after April 18, 2004. If we prepay all of the outstanding January 2004 debentures, we must issue an aggregate of 2.5% of our total issued and outstanding common stock to the January 2004 debenture holders on a pro rata basis.

Description of Warrants Issued in the January 2004 Debenture Financing

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

Arch Hill Capital and Arch Hill Ventures also agreed not to, without our consent, exercise any right that it may have to exchange any debt owed by us or any subsidiary of ours during such period as we are engaging a financial advisor to opine on the debt transaction which period may not extend beyond September 30, 2004.

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

A UNIT AND B UNIT FINANCING

General

From August 30, 2004 to November 19, 2004, we closed on the sale of $6,722,000 of our securities in a private placement. We closed on the sale of our A Units for cash as follows: (i) 261 Units for $261,000 on August 30, 2004; (ii) 259 Units for $259,000 on September 14, 2004; (iii) 85 Units for $85,000 on October 8, 2004; (iv) 220 Units for $220,000 on November 5, 2004; (v) 1,120 Units for $1,120,000 on November 9, 2004; and, (vi) 1,232 Units for $1,232,000 on November 19, 2004. On August 30, 2004, we also issued 1,705 of our A Units in exchange for $1,705,000 of our outstanding debt and 1,840 of our B Units (“B Units”) in exchange for $1,840,000 of our outstanding debt, in each case held by Arch Hill Capital. We believe the improvement of our balance sheet resulting from the debt exchange will make us more attractive to investors.

General Description of A Units and B Units

Each A Unit consists of:

(i)	one share of our Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”),

(ii)	one warrant for each share of our common stock issued upon conversion of the Series A Preferred Stock, each warrant to purchase ½ of a share of our common stock at an exercise price per share equal to 125% of the conversion price of the Series A Preferred Stock then in effect upon conversion of the shares of Series A Preferred Stock by the stockholder from time to time (the “125% A Warrant”), and

(iii)	one warrant for each share of our common stock issued upon conversion of the Series A Preferred Stock, each warrant to purchase ½ of a share of our common stock at an exercise price per share equal to 150% of the conversion price of the Series A Preferred Stock then in effect upon conversion of the shares of Series A Preferred Stock by the stockholder from time to time (the “150% A Warrant”).

Each B Unit consists of:

(i)	one share of our Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”),

(ii)	one warrant for each share of our common stock issued upon conversion of the Series B Preferred Stock, each warrant to purchase one share of our common stock at an exercise price per share equal to $2.25 (the “125% B Warrant”), and

(iii)	one warrant for each share of our common stock issued upon conversion of the Series B Preferred Stock, each warrant to purchase one share of our common stock at an exercise price per share equal to $2.70 (the “150% B Warrant”).

Description of Preferred Stock

The shares of Series A Preferred Stock are entitled to receive an 8% annual cumulative dividend payable in shares of our common stock and rank pari passu with the Series B Preferred Stock.

The shares of Series B Preferred Stock are entitled to receive an 8% annual cumulative dividend payable in shares of our common stock and rank pari passu with the Series A Preferred Stock.

As of the closing date of the private placement, a sufficient number of shares of Series A Preferred Stock and Series B Preferred Stock (together the “Preferred Stock”) were not available for issuance under our certificate of incorporation. We have agreed to take all reasonable actions to promptly seek stockholder approval to amend our certificate of incorporation to increase the number of authorized shares of Preferred Stock to allow for the issuance of the Preferred Stock. Upon receipt of such stockholder approval, we will amend our certificate of incorporation to increase the number of authorized shares of Preferred Stock and deliver the Preferred Stock to the investors.

Pending the amendment of our certificate of incorporation to increase the number of authorized shares of Preferred Stock, the private placement investors and Arch Hill Capital may request that we deliver notes convertible into that number of shares of common stock into which the Preferred Stock would be convertible and on all other terms comparable to the terms of the Preferred Stock. Upon such request, we will deliver such notes to investors. During the period October 1, 2004 to November 19, 2004, the holders of 841 A Units exchanged the Series A Preferred Stock rights into $841,000 principal of promissory notes convertible into that number of shares of common stock into which the Series A Preferred Stock would be convertible and have converted $826,000 of such notes into an aggregate of 5,349,173 shares of Company common stock.

Registration Rights

Issuance of the securities sold was exempt from registration pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act or pursuant to Regulation S promulgated under the Securities Act. The Units sold to U.S. persons were sold to accredited investors in a private placement without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

The Units sold pursuant to Regulation S were sold to persons who were not U.S. persons and did not acquire the securities for the account or benefit of a U.S. person in a private placement outside of the U.S. No directed selling efforts were made in the U.S. and applicable offering restrictions and additional conditions were implemented. The underlying securities are “restricted securities” subject to applicable limitations on resale.

The Series A Preferred Stock, the 125% A Warrants, the 150% A Warrants, the Series B Preferred Stock, the 125% B Warrants and 150% B Warrants (and the underlying conversion and warrant shares) constitute restricted securities and may be sold only upon registration under the Securities Act or upon reliance on an exemption from such registration requirements. Series A Preferred stockholders and Series B Preferred stockholders have the following registration rights with respect to the shares of common stock into which the Series A Preferred Stock, the 125% A Warrants, the 150% A Warrants, the Series B Preferred Stock, the 125% B Warrants and 150% B Warrants are exercisable. We have agreed to undertake to file with the Securities and Exchange Commission a registration statement covering the underlying shares of common stock at the our expense commencing 180 days following the last date of sale of the A and B Units (which last sale date may not be later than January 31, 2005). We have agreed to use our best efforts to have the registration statement declared effective within 60 days of the filing of the registration statement.

Conversion Price

The shares of Series A Preferred Stock are convertible at the election of the holder thereof, at any time commencing from and after their date of issuance and for a period of three years thereafter, upon five days’ advance written notice to us. The conversion price is equal to 80% of the average closing price of our common stock on the OTC Bulletin Board for the 20 trading days immediately preceding the day upon which we receive a conversion notice from the Series A Preferred stockholder.

The shares of Series B Preferred Stock are convertible at the election of the holder thereof, at any time commencing from and after their date of issuance and for a period of three years thereafter, upon five days’ advance written notice to us. The conversion price is equal to $1.80 per share.

Commissions

For the A Units sold for cash, the total offering price and the commissions paid to broker-dealers were as follows: (i) $261,000 offering price and $39,150 commissions for the 261 A Units sold on August 30, 2004; (ii) $259,000 offering price and $38,850 commissions for the 259 A Units sold on September 14, 2004; (iii) $85,000 offering price and $12,750 commissions for the 85 A Units sold on October 8, 2004; (iv) $220,000 offering price and $10,500 commissions for the 220 A Units sold on November 5, 2004; (v) $1,120,000 offering price and $3,000 commissions for the 1,120 A Units sold on November 9, 2004; and (vi) $1,232,000 offering price and $34,800 commissions for the 1,232 A Units sold on November 19, 2004.

Broker-dealer commissions consisted of:

•	a commission of 12% of the gross offering proceeds raised by the broker-dealer; and

•	a non-accountable expense allowance of 3% of the gross offering proceeds raised by the broker-dealer.

We also paid the broker-dealer:

•	a due diligence and pre-marketing fee of $25,000 to cover the broker-dealer’s costs and expenses of due diligence investigation and pre-marketing activities; and

•	legal fees of the broker-dealer for the offering up to a maximum of $15,000.

Broker-dealer fees and commissions were deducted from offering proceeds to the extent applicable.

Once $1,000,000 of A Units and B Units are sold in the offering by the broker-dealer, the broker-dealer is entitled to receive as additional commission warrants to purchase that number of shares of our common stock as equals 10% of the number of shares of common stock that would be issuable to investors in the offering assuming conversion of the Series A and Series B Preferred Stock at the closing date, with an exercise price equal to 110% of their conversion prices on such date, a term of four years and all other terms substantially the same as those of other warrants issuable to investors in the offering.

Bridge Loan Exchange

With respect to the securities sold in exchange for certain of our outstanding debt on August 30, 2004, Arch Hill Capital exchanged $3,545,000 of bridge notes owed by us to Arch Hill Capital for 1,705 or $1,705,000 of A Units and 1,840 or $1,840,000 of B Units. The exchange was based on the terms of the bridge financing agreement between us and Arch Hill Capital, which gives Arch Hill Capital the option to apply the principal balance and all other sums due and payable under any promissory notes issued by us to it on or after January 1, 2003 against the purchase price of equity securities being sold by us in any equity financing after the date of such notes. No commissions were paid in connection with the debt exchange.

Description of Warrants

The 125 % A Warrants and 150% A Warrants are exercisable for shares of our common stock at any time beginning on the date of conversion of the Series A Preferred Stock and ending on the fourth anniversary of their issuance. The 125% A Warrants and 150% A Warrants are subject to adjustment for anti-dilution purposes.

The 125 % B Warrants and 150% B Warrants are exercisable for shares of our common stock at any time beginning on the date of conversion of the Series B Preferred Stock and ending on the fourth anniversary of their issuance. The 125% B Warrants and 150% B Warrants are subject to adjustment for anti-dilution purposes.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO

NINE MONTHS ENDED SEPTEMBER 30, 2003

Aggregate revenues from development contracts and prototype sales and income from foreign government subsidies decreased 8% in the nine months ended September 30, 2004 to $854,000 from $930,000 in the same period in 2003. During the nine months ended September 30, 2004, we had revenues from development contracts and prototype sales of $424,000 and income from foreign government subsidies of $430,000 compared to $285,000 and $645,000 respectively in the same period in 2003.

Engineering, research and development expenses during the nine months ended September 30, 2004 increased by 27% to $4,208,000 from $3,326,000 in the same period in 2003. These increases resulted primarily from advancement of our technology in large high rate battery applications. These increases include expenses related to material consumed in the continued refinement of our production process, as well as increased engineering and development time dedicated to advancement of our manufacturing processes as well as time associated with the installation of new production equipment. We expect our engineering, research and development expenses to be significantly higher in fiscal 2004 than fiscal 2003.

General and administrative expenses during the nine months ended September 30, 2004 increased by $435,000 or approximately 16% to $3,124,000 from $2,689,000 in the same period in 2003. This increase was primarily due to increased legal and consulting expenses related to securities offerings and debt exchanges.

Depreciation and amortization during the nine months ended September 30, 2004 increased by $260,000 or 23% to $1,383,000 from $1,123,000 in the same period in 2003. This increase was primarily due to the depreciation on property and equipment purchased since September 2003, and amortization of securities issue costs.

Interest expense, net of interest income, for the nine months ended September 30, 2004 increased by $4,216,000 or 331% to $5,488,000 from $1,272,000 in the same period in 2003. Interest expense increased as a result of interest accrued on the loans from Arch Hill Capital and Arch Hill Ventures and the interest accrued on the January 2004 debentures and the April 2004 debentures. In addition, the 10% debentures sold in January 2004 contain an embedded beneficial conversion feature, wherein $1,060,000 of the discount allocated to the beneficial conversion feature on January 20, 2004 (the date of issue) and $409,000 of the amortization of the remaining discount from January 20, 2004 to September 30, 2004 was charged as interest expense during the nine months ended September 30, 2004. The 10% debentures issued in the debt exchange in April 2004 also contain an embedded beneficial conversion feature, wherein $1,530,000 of the discount allocated to the beneficial conversion feature on April 13, 2004 (the date of issue) and $344,000 of the amortization of the remaining discount from April 13, 2004 to September 30, 2004 was charged as interest expense during the nine months ended September 30, 2004.

The result of these revenues and costs and expenses is a net loss of $13,345,000 or $(0.47) per share for the nine months ended September 30, 2004 as compared to a net loss of $7,475,000 or $(0.75) for the nine months ended September 30, 2003. The increase in net loss was principally due to the increase in interest expense on outstanding debt and the interest expense related to the debentures and attached warrants issued in January and April 2004.

Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of September 30, 2004, our accumulated deficit was $50,924,000.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO

THREE MONTHS ENDED SEPTEMBER 30, 2003

Aggregate revenues from development contracts and prototype sales and income from foreign government subsidies decreased 48% in the three months ended September 30, 2004 to $188,000 from $365,000 in the same period in 2003. During the three months ended September 30, 2004, we had revenues from development contracts and prototype sales of $93,000 and income from foreign government subsidies of $95,000 compared to $126,000 and $239,000 respectively in the same period in 2003.

Engineering, research and development expenses during the three months ended September 30, 2004 increased by 10% to $1,300,00 from $1,182,000 in the same period in 2003. These increases resulted primarily from advancement of our technology in large high rate battery applications. These increases include expenses related to material consumed in the continued refinement of our production process, as well as increased engineering and development time dedicated to advancement of our manufacturing processes as well as time associated with the installation of new production equipment. We expect our engineering, research and development expenses to be significantly higher in fiscal 2004 than fiscal 2003.

General and administrative expenses during the three months ended September 30, 2004 increased by $179,000 or approximately 21% to $1,024,000 from $845,000 in the same period in 2003.

Depreciation and amortization during the three months ended September 30, 2004 increased by $73,000 or 20% to $442,000 from $369,000 in the same period in 2003.

Interest expense, net of interest income, for the three months ended September 30, 2004 increased by $1,161,000 or 299% to $1,549,000 from $388,000 in the same period in 2003. Interest expense increased as a result of interest accrued on the loans from Arch Hill Capital and Arch Hill Ventures and the interest accrued on the January 2004 debentures. In addition, the 10% debentures issued in the debt exchange in April 2004 contain an embedded beneficial conversion feature, wherein $185,000 of the amortization of the remaining discount from July 1, 2004 to September 30, 2004 was charged as interest expense during the three months ended September 30, 2004. The 10% debentures sold in January 2004 also contain an embedded beneficial conversion feature, wherein $201,000 of the amortization of the remaining discount from July 1, 2004 to September 30, 2004 was charged as interest expense during the three months ended September 30, 2004.

The result of these revenues and costs and expenses is a net loss of $4,127,000 or $(0.10) per share for the three months ended September 30, 2004 as compared to a net loss of $2,430,000 or $(0.24) for the three months ended September 30, 2003. The increase in net loss for the quarter was principally due to the increase in interest expense on outstanding debt and the interest expense related to the debentures and attached warrants.

LIQUIDITY AND FINANCIAL CONDITION

At September 30, 2004, cash and cash equivalents were $63,000. Total liabilities at September 30, 2004 were $26,013,000 consisting of current liabilities in the aggregate amount of $10,756,000 (including $3,393,000 of accounts payable), long-term liabilities in the amount of $12,193,000 and convertible debt securities in the aggregate amount of $3,064,000. As of September 30, 2004, our working capital deficit was $9,719,000. We expect to incur substantial operating losses as we continue our commercialization efforts.

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

We have entered into a Bridge Financing Agreement with Arch Hill Capital (See Note 9). From April 14, 2004 through September 30, 2004 $2,241,000 in principal of promissory notes were issued under the Bridge Financing Agreement. From July 1, 2004 through August 23, 2004, $899,000 in principal of promissory notes were issued under the Bridge Financing Agreement.

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

GAIA has entered into a Subordinated Loan Agreement with Arch Hill Ventures. (See Note 10). As of September 30, 2004, advances from Arch Hill Ventures to GAIA under this agreement were $3,584,000.

From August 30, 2004, through September 30, 2004, we issued $4,065,000 of securities in a private placement consisting of $520,000 of A Units for cash, $1,705,000 of A Units in exchange for outstanding bridge notes held by Arch Hill Capital debt and $1,840,000 of B Units in exchange for outstanding bridge notes held by Arch Hill Capital. From October 1, 2004, through November 19, 2004, we issued $2,657,000 of A Units for cash in the private placement. No assurance can be given that we will be successful in completing this or any other financing. See “General A and B Unit Financing.”

We are currently seeking sources of additional financing, in the form of equity financing, to provide the additional capital in order to fund its current operations, scale-up its production capabilities to take advantage of near-term market opportunities, expand its scope of operations and pursue its business strategy. We believe that if we raise approximately $10,000,000 to $12,000,000 in an equity financing, we would have sufficient funds to meet its operating and capital expenditure needs for at least twelve months. If we are unsuccessful in completing the current private placement or another financing, we will not be able to fund our current expenses or pursue our business strategy and we will assess all available alternatives including a sale of our assets or merger, a restructuring, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. Operations have been financed primarily through the use of proceeds from loans from Arch Hill Capital and other related parties, loans from silent partners, bank borrowings secured by assets and equity financings. Continuation of our operations is dependent upon obtaining further financing from either Arch Hill Capital or other related parties, or the new debt or equity financing described above. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

From August 30, 2004, through September 30, 2004, the Company issued $4,065,000 of securities in a private placement consisting of $520,000 of A Units for cash, $1,705,000 of A Units for debt and $1,840,000 of B Units for debt. From October 1, 2004, through November 19, 2004, the Company issued $2,657,000 of A Units for cash in the private placement. No assurance can be given that the Company will be successful in completing this or any other financing.

The Company is currently seeking sources of additional financing, in the form of equity financing, to provide the additional capital in order to fund its current operations, scale-up its production capabilities to take advantage of near-term market opportunities, expand its scope of operations and pursue its business strategy. The Company believes that if it raises approximately $10,000,000 to $12,000,000 in an equity financing, it would have sufficient funds to meet its operating and capital expenditure needs for at least twelve months. If the Company is unsuccessful in completing its current private placement or another financing, it will not be able to fund its current expenses or pursue its business strategy and the Company will assess all available alternatives including a sale of its assets or merger, a restructuring, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

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

At September 30, 2004, we had total consolidated long-term indebtedness and convertible debentures of approximately $15.3 million, plus current portion of approximately $636,000, and a stockholders’ deficit of approximately $50.9 million. We also had at September 30, 2004, additional current liabilities of approximately $10.1 million.

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

We incurred net losses of approximately $50.7 million from February 12, 1999 (date of inception) to September 30, 2004, including approximately $4.1 million of net loss in the quarter ended September 30, 2004. We expect to incur substantial additional operating losses in the future. We have a total accumulated deficit of approximately $50.9 million. During the nine months ended September 30, 2004 and 2003, we generated revenues from development contracts and prototype sales and income from foreign government subsidies in the amounts of $854,000 and $930,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK, PREFERRED STOCK AND DEBENTURES

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

As of November 19, 2004, we had 40,840,340 shares of common stock outstanding, without taking into account shares issuable upon exercise of the 10% debentures, outstanding warrants or outstanding options. Of these shares, as of November 19, 2004, approximately 35.8 million shares of our common stock are subject to restrictions on resale and approximately 5 million outstanding shares of our common stock are eligible for sale in the public market without restriction or registration. The shares issuable upon exercise or conversion of our outstanding warrants and 10% debentures will be restricted securities, however, the holders of certain of these securities have registration rights with respect to the common stock issuable upon exercise or conversion of these securities.

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

•	ARCH HILL CAPITAL IS A CONTROLLING STOCKHOLDER OF LTC AND IS THEREFORE ABLE TO CONTROL THE MANAGEMENT AND POLICIES OF LTC.

Arch Hill Capital beneficially owns:

(i)	35,809,282 outstanding shares of our common stock;

(ii)	$3,000,000 of our April 2004 debentures convertible into 40,000,000 shares of common stock (at an assumed conversion price of $0.075 per share);

(iii)	$200,000 of interest payable on the April 2004 debentures in 2,666,666 share of our common stock (at an assumed price of $0.075 per share)

(iv)	warrants to purchase up to 1,500,000 shares of common stock at $2.00 per share;

(v)	warrants to purchase up to 10,500,000 shares of our common stock at $2.40 per share;

(vi)	1,705 shares of Series A Preferred Stock convertible into 14,208,333 shares of common stock (at an assumed conversion price of $0.12 per share);

(vii)	125% A Warrants to purchase up to 7,104,166 shares of common stock (with an assumed exercise price of $0.20);

(viii)	150% A Warrants to purchase up to 7,104,166 shares of common stock (with an assumed exercise price of $0.24);

(ix)	1,840 shares of Series B Preferred Stock convertible into 1,022,223 shares of common stock (at a conversion price of $1.80 per share);

(x)	125% B Warrants to purchase up to 1,022,223 shares of common stock; and

(xi)	150% B Warrants to purchase up to 1,022,223 shares of common stock.

The 121,348,907 shares of our common stock beneficially owned by Arch Hill Capital constitute approximately 96% of our common stock on an as-converted basis, including shares beneficially owned by Arch Hill Capital and shares issuable upon conversion of convertible securities held by Arch Hill Capital but not including any shares issuable upon conversion of outstanding convertible securities held by any other person. Accordingly, Arch Hill Capital is a controlling stockholder and is able to control the outcome of most matters submitted to our stockholders for approval, including the election of our directors, any amendments to our Certificate of Incorporation or a merger, sale of assets or other significant transaction without the approval of our other stockholders. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in LTC. As a result, Arch Hill Capital has an effective veto power over corporate transactions by LTC, GAIA Holding or GAIA which management or non-control stockholders of such entities might desire.

The calculation of percentage of our common stock beneficially owned by Arch Hill Capital is based on the number of shares of our common stock currently outstanding as of November 19, 2004 (40,840,340) plus the number of shares of our common stock issuable to Arch Hill Capital upon conversion of convertible securities held by such entity.

•	OUR 10% DEBENTURES HAVE A FLUCTUATING CONVERSION RATE WHICH COULD CAUSE SUBSTANTIAL DILUTION TO STOCKHOLDERS AND ADVERSELY AFFECT OUR STOCK PRICE.

Conversion of a material amount of our 10% debentures could materially affect a stockholder’s investment in us. As of November 19, 2004, $1,618,550 in principal amount of 10% debentures were issued and outstanding. The 10% debentures are convertible into a number of shares of common stock determined by dividing the principal amount converted by the conversion price in effect. If converted on November 19, 2004, the conversion price in effect would have been $0.075 and the 10% debentures would have converted into 21,580,666 shares of our common stock, not including any shares that may be issued in respect of accrued interest at the option of the 10% debenture holders. This number of shares, however, could be significantly greater in the event of a decrease in the trading price of our common stock. Purchasers of our common stock could therefore experience substantial dilution of their investment upon conversion of the 10% debentures. The 10% debentures are not registered and may be sold only if registered under the Securities Act or sold under an applicable exemption from registration. The shares issuable upon conversion of the 10% debentures and attached warrants are registered under the Securities Act as described above. See “Future Sales of Currently Outstanding Shares of Our Common Stock Could Adversely Affect Our Stock Price.”

As of November 19, 2004, attached warrants to purchase 2,500,000 shares of common stock issued to the purchasers of the 10% debentures were outstanding. The warrants are exercisable over the next five years at a price of $2.00 per share. In addition, warrants to purchase 10,500,000 shares of our common stock at a price of $2.40 per share are also held by the April 2004 debenture holders. The exercise price of the warrants may be adjusted from time to time under certain antidilution provisions.

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

Set forth in the table below is the potential dilution to the stockholders and ownership interest of the holders of our 10% debentures which would occur upon conversion of $5,000,000 in principal amount of our 10% debentures. The calculations in the table are based upon the 40,840,340 shares of our common stock which are currently outstanding and shares issuable upon conversion of the 10% debentures at the following conversion prices.

	Conversion At Assumed Conversion Price of $0.75	Conversion At Assumed Conversion Price of $0.50	Conversion At Assumed Conversion Price of $0.25	Conversion At Assumed Conversion Price of $0.075
Conversion Price	$0.75	$0.50	$0.25	$0.075
Shares Issued on Conversion	6,666,667	10,000,000	20,000,000	66,666,666
Percentage of Outstanding Common Stock	14%	20%	33%	62%

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

•	THE SERIES A PREFERRED STOCK HAS A FLUCTUATING CONVERSION RATE WHICH COULD CAUSE SUBSTANTIAL DILUTION TO STOCKHOLDERS AND ADVERSELY AFFECT OUR STOCK PRICE.

Conversion of a material amount of our Series A Preferred Stock could materially affect a stockholder’s investment in us. As of November 19, 2004, $4,882,000 Series A Preferred Stock were issued and outstanding. The Series A Preferred Stock are convertible into a number of shares of common stock determined by dividing the amount converted by the conversion price in effect. Assuming a conversion price of $0.12 the Series A Preferred Stock would convert into 40,683,333 shares of our common stock. This number of shares, however, could be significantly greater in the event of a decrease in the trading price of our common stock. Purchasers of our common stock could therefore experience substantial dilution of their investment upon conversion of the Series A Preferred Stock. The Series A Preferred Stock are not registered and may be sold only if registered under the Securities Act or sold under an applicable exemption from registration. The shares issuable upon conversion of the Series A Preferred Stock and attached warrants are registered under the Securities Act as described above. See “Future Sales of Currently Outstanding Shares of Our Common Stock Could Adversely Affect Our Stock Price.”

As of November 19, 2004, attached warrants to purchase shares of common stock issued to the purchasers of the Series A Preferred Stock were outstanding. The warrants are exercisable over the next five years at a fluctuating price.

Our Series A Preferred Stock are convertible by the debenture holders into shares of our common stock at any time at a conversion price equal to 80% of the average closing price of our common stock for the twenty trading days preceding day we receive a conversion notice from a Series A Preferred Stock holder. Conversion of a material amount of our Series A Preferred Stock could significantly dilute the value of a stockholder’s investment in us.

Set forth in the table below is the potential dilution to the stockholders and ownership interest of the holders of our Series A Preferred Stock which would occur upon conversion of $4,882,000 in amount of our Series A Preferred Stock. The calculations in the table are based upon the 40,840,340 shares of our common stock which are currently outstanding and shares issuable upon conversion of the Series A Preferred Stock at the following conversion prices.

	Conversion At Assumed Conversion Price of $0.75	Conversion At Assumed Conversion Price of $0.50	Conversion At Assumed Conversion Price of $0.25	Conversion At Assumed Conversion Price of $0.12
Conversion Price	$0.75	$0.50	$0.25	$0.12
Shares Issued on Conversion	6,509,333	9,764,000	19,528,000	40,683,333
Percentage of Outstanding Common Stock	14%	21%	32%	50%

Also, in the absence of a proportionate increase in our earnings and book value, an increase in the aggregate number of our outstanding shares of common stock caused by a conversion of the Series A Preferred Stock or exercise of the warrants would dilute the earnings per share and book value of all of our outstanding shares of common stock. If these factors were reflected in the trading price of our common stock, the potential realizable value of a stockholder’s investment in us could also be adversely affected.

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2004, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the third quarter of fiscal 2004 or subsequent to the date of the evaluation by our management thereof.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

On July 15, 2004, the Company issued 18,072 shares of Company common stock to a consultant for services rendered. We believe that the issuance was exempt from registration under Section 4(2) of the Securities Act of 1933 because such issuance was made to a limited group of persons, who was believed to have been a sophisticated investor or had a pre-existing business or personal relationship with us or our management and since such person was purchasing for investment without a view to further distribution. Restrictive legends were placed on stock certificates evidencing the shares and/or agreements relating to the right to purchase such shares described above.

The January 2004 debentureholders have converted a portion of the January 2004 debentures into shares of Company common stock, pursuant to the terms of the January 2004 debentures, as follows: (i) on July 12, 2004, $150,000 of debentures were converted into 250,000 shares at a conversion price of $0.60 per share; and (ii) on August 26, 2004, $80,000 of debentures were converted into 250,000 shares at a conversion price of $0.32 per share. On July 27, 2004, the Company issued 11,988 shares of Company common stock as interest on the January 2004 debentures converted on July 12, 2004.

During the period October 1, 2004 to November 19, 2004, the holders of the January 2004 debentures converted a portion of the January 2004 debentures into shares of Company common stock, pursuant to the terms of the January 2004 debentures as follows: (i) on October 7, 2004, $50,000 of debentures were converted into 250,000 shares at a conversion price of $0.20 per share; (ii) on October 18, 2004, $22,500 of debentures were converted into 250,000 shares at a conversion price of $0.09 per share; (iii) on October 29, 2004, $20,200 of debentures were converted into 250,000 shares at a conversion price of $0.08 per share; (iv) on November 15, 2004, $18,750 of debentures were converted into 250,000 shares at a conversion price of $0.075 per share and (v) on November 19, 2004, $18,750 of debentures were converted into 250,000 shares at a conversion price of $0.075 per share.

On August 30, 2004, the Company closed on the sale of $3,806,000 of its securities in a private placement. The Company sold 261 A Units (“A Units”) for $261,000 cash. On August 30, 2004, the Company also sold 1,705 A Units in exchange for $1,705,000 of its outstanding debt and 1,840 B Units (“B Units”) in exchange for $1,840,000 of outstanding debt, in each case held by Arch Hill Capital. On September 14, 2004, the Company sold 259 A Units for $259,000 cash. During the period October 1, 2004, to November 19, 2004, the Company sold 2,425 A Units for $2,425,000 cash in the Company’s private placement.

Issuance of the Units sold was exempt from registration pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act or pursuant to Regulation S promulgated under the Securities Act. The Units sold to U.S. persons were sold to accredited investors in a private placement without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

The Units sold pursuant to Regulation S were sold to persons who were not U.S. persons and did not acquire the securities for the account or benefit of a U.S. person in a private placement outside of the U.S. No directed selling efforts were made in the U.S. and applicable offering restrictions and additional conditions were implemented. The underlying securities are “restricted securities” subject to applicable limitations on resale.

During the period October 1, 2004 to November 19, 2004, the holders of 841 A Units exchanged the Series A Preferred Stock rights into $841,000 principal of promissory notes convertible into that number of shares of common stock into which the Series A Preferred Stock would be convertible and have converted such notes into an aggregate of 5,349,173 shares of Company common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following Exhibits are filed as part of this Report or incorporated herein by reference:

10.73	Form of Consulting Agreement dated as of July 12, 2004 between Lithium Technology Corporation and Ilion Technology Corporation.(1)

10.74	Form of 125% A Warrant. (2)

10.75	Form of 150% A Warrant. (2)

10.76	Form of 125% B Warrant. (2)

10.77	Form of 150% B Warrant. (2)

10.78	Form of Convertible Note Issuable in Lieu of Series A Preferred Stock. +

10.79	Form of Convertible Note Issuable in Lieu of Series B Preferred Stock. +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(1)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
(2)	Incorporated herein by reference to LTC’s Report on Form 8-K dated August 30, 2004.
+	Exhibit filed herewith in this Report.
(b)	Reports on Form 8K. During the quarter ended September 30, 2004, we filed the following Reports on Form 8-K.

On August 31, 2004, we filed a Report on Form 8-K reporting on the sale of securities in a private placement.

On November 11, 2004, we filed a Report on Form 8-K reporting on the sale of securities in a private placement.

On November 16, 2004, we filed a Report on Form 8-K reporting on the sale of securities in a private placement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION
Date: November 22, 2004

	BY:	/s/ Franz J. Kruger
Franz J. Kruger, Chief Executive Officer
(Principal Executive Officer)

	BY:	/s/ John M. McGovern
John J. McGovern, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.73	Form of Consulting Agreement dated as of July 12, 2004 between Lithium Technology Corporation and Ilion Technology Corporation. (1)

10.74	Form of 125% A Warrant. (2)

10.75	Form of 150% A Warrant. (2)

10.76	Form of 125% B Warrant. (2)

10.77	Form of 150% B Warrant. (2)

10.78	Form of Convertible Note Issuable in Lieu of Series A Preferred Stock. +

10.79	Form of Convertible Note Issuable in Lieu of Series B Preferred Stock. +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(1)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
(2)	Incorporated herein by reference to LTC’s Report on Form 8-K dated August 30, 2004.

+	Exhibit filed herewith in this Report.