Form 10KSB
period 2004-12-31
LITHIUM TECHNOLOGY CORP
filed 2005-05-13
CIK 804154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year. $766,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. Approximately $5,361,217 as of May 11, 2005. The aggregate market value was based upon the mean between the closing bid and asked price for the common stock as quoted by the NASD OTC Electronic Bulletin Board $0.09.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 11, 2005, 95,378,364 shares of common stock.

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

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

CURRENCY AND EXCHANGE RATES

All monetary amounts contained in this Report are, unless otherwise indicated, expressed in U.S. Dollars. On May 11, 2005, the noon buying rate for Euros as reported by the Federal Reserve Bank of New York was €1.2803 to $1.00 U.S.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the successful commercialization of our batteries, future demand for our products, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, our ability to consummate future financings and other risks and uncertainties, certain of which are beyond our control. Additional factors that could affect the Company’s forward-looking statements include, among other things: the restatement of the quarterly financial statements for the first three quarters in the fiscal year ended December 31, 2004; negative reactions from the Company’s stockholders, creditors, customer or employees to the results of the review and restatement or delay in providing financial information caused by restatement; the impact and result of any litigation (included private litigation), or of any investigation by the Securities and Exchange Commission or any investigation by any other governmental agency related to the Company; the Company’s ability to manage its operations during and after the financial statement restatement process; and the Company’s ability to successfully implement internal controls and procedures that remediate any material weakness in controls and ensure timely, effective and accurate financial reporting. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

Forward-looking statements are based on management’s current views and assumptions and involve known and unknown risks that could cause actual results, performance or events to differ materially from those expressed or implied in those statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

We are engaged in ongoing development and pilot-line production, in both the United States and Germany, of large format lithium-ion rechargeable batteries to be used as new power sources in emerging advanced applications in the national security, transportation and stationary power markets. With higher energy density, lighter weight, smaller volume, longer operational life and greater cost effectiveness, we believe that lithium batteries are especially compatible with rapidly emerging developments in these markets.

We further believe that our unique large format flat and cylindrical battery designs provide a special advantage for national security, transportation and stationary power applications. Our mission is to become a leading player in the development and commercialization of advanced and unique rechargeable lithium battery technology and products for advanced national security, transportation and stationary power applications. We believe there are fundamental changes underway with respect to the advanced global market in each of these application areas. Our business model also includes the licensing of our technology and other collaborative efforts with third parties.

As a result of our involvement with the military market over the past year, we have identified customers and segments that are actively pursuing new battery technologies. Particularly interesting areas include unmanned aerial vehicles (known as UAVs), and unmanned underwater vehicles (known as UUVs). Several customers that we had previously sampled have now reached beta test levels of our battery technologies, generally the last stage of testing. In addition, previously identified opportunities in rockets are also proceeding to beta testing and certification. In most instances, our potential customers are providers to the U.S. Military of new high tech systems and not the U.S. Government directly. We recently delivered a very large battery for a commercial high altitude communications airship. We recognized and collected approximately $23,000 in revenues associated with this order in 2004 and we have recognized another $23,000 in 2005 for this system.

Our efforts during 2004 in the high tech military area have resulted in the US operations receiving over $1,000,000 in Small Business Innovative Research (known as SBIR) contracts or sub-contacts going forward in 2005 and beyond. In the process, have created collaborative relationships for the development of the next generation cathode materials. We are partnering with them on a US Army Tank-Automotive Research, Development and Engineering Center (known as TARDEC) work directive for ‘Future Combat Systems Manned Ground Vehicle HEV’ and a NASA contract for ‘Advanced Batteries for Space’. We have partnered with a builder of unmanned underwater vehicles on a contract for Advanced Pressure Tolerant Batteries. We have also received SBIR contracts for ‘Lithium Batteries for Strategic Missile Flight Testing’ and Advanced Lithium Ion Battery Manufacturing’. We also have several other small SBIR subcontract and commercial contracts.

Outside the U.S., we have a number of specific military opportunities in Europe, including submarine batteries in two countries and a classified application for the British Ministry of Defense. We have also moved forward with a commercial security application to beta test.

In the transportation market, the rapidly increasing cost of petroleum-based fuels is accelerating the move to hybrid vehicles. Toyota Motor Corporation and Honda Motor Company continue to show significant growth in the sale of their Hybrid Electric Vehicles (known as HEVs). In 2004, Ford Motor Company negotiated a license agreement with Toyota to utilize its hybrid-electric technology. In 2004, we delivered 42-volt prototypes to the US Advanced Battery Consortium (The U.S. “Big 3” Automakers + Department of Energy) and a lithium-ion prototype HEV module to the European consortium. Penn State University took second place in the Ford Future Truck Competition with a hybrid Ford Explorer using 150 of our 27 Amp-hour (known as Ah) flat cells. We have additional orders from Penn State and University of Texas for this year’s competition. The stationary power market showed slow advancement in 2004 due to pricing and capital issues. Rack-mounted lithium ion batteries for mission critical applications throughout various industries (including telecommunications and computers) were introduced and we are working with a major battery manufacturer on such a product.

We have spent over $60 million advancing our technologies, and we believe we are in a position to develop, manufacture and sell, as well as license our technology for, highly reliable, cost-effective advanced lithium-ion rechargeable batteries to each of the market segments described above.

Our corporate headquarters are located at Plymouth Meeting, Pennsylvania. We have two operating locations-Plymouth Meeting, Pennsylvania and Nordhausen, Germany. Our strategic business plan incorporates a unified approach by our two locations to overall business strategy; technology research and development; product development; procurement; production; market and competitive analysis; customer contact plans; marketing; public relations/investor relations; sales; distribution; securing future joint venture relationships for manufacturing and distribution; future resource needs; and financial matters.

We manufacture and sell the GAIA® product line of hermetically sealed lithium-ion rechargeable cells and batteries. Our product portfolio includes large format, high power cells ranging from 4 to 45 Amp-hours, with discharge capabilities to 30C designed for HEV and military applications, and high energy cells from 5 to 60 Amp-hours for various applications. Cells are manufactured in both cylindrical and flat form factors and employ proprietary extrusion, design and assembly technology. We assemble custom large batteries complete with electronics (battery management systems) and on-board communication for the national security, transportation and stationary power markets.

Over the past year, we have moved from the product and process development and refinement stage to the early production stage. Efforts have been refocused on producing larger, more consistent runs of standardized cells. We have established several standardized modular battery assembly designs which facilitate the construction of custom batteries. We are beginning to receive feedback from actual field testing.

The lithium ion battery market is rapidly expanding and maturing. Lithium ion batteries are becoming more widely known and accepted resulting in accelerating market growth. We are benefiting from this expansion of new product applications by being able to be involved in the initial design of these applications rather than competing directly with low cost mass-market 18650 cells from Asia. This market expansion is also driving material suppliers to develop higher energy, lower cost and safer products. Increasing volumes of production are being shifted to China and this continues to put downward pressure on pricing. Some of our Asian competitors have introduced high power cells and large formats which emphasizes our need to ramp up quickly and provide custom solutions to capture market share. Our sales and marketing efforts are focused on markets where we can obtain a premium by being a domestic supplier, providing a better product and better service and co-developing custom solutions for new emerging high tech products. Our business plan does not incorporate mass commercial markets in the immediate future from our existing facilities. Entry into these large volume markets is projected though the licensing of our technology and collaborative efforts with third parties.

FINANCING OVERVIEW

Since inception, we have incurred substantial operating losses and we expect to incur additional operating losses over the next several years. As of December 31, 2004, we had an accumulated deficit of approximately $56.1 million. Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

We have financed our operations since inception primarily through equity financings, loans from shareholders, including loans from Arch Hill Capital N.V., Arch Hill Ventures N.V. and other related parties, loans from silent partners and bank borrowings secured by assets.

In January 2004, we sold $2,000,000 of our 10% Convertible Debentures Due 2006 with attached warrants to purchase up to 1,000,000 shares of our common stock in a private placement to an investment group. The proceeds of the financing were used for working capital.

In April 2004, we exchanged approximately $32.9 million of debt owed to Arch Hill Capital and Arch Hill Ventures for our debt and equity securities. Arch Hill Capital exchanged approximately $9.7 million of indebtedness loaned to LTC for $3 million of convertible debentures, warrants to purchase up to 1,500,000 shares of our common stock exercisable at $2.00 per share and 6,069,697 shares of our common stock and Arch Hill Ventures exchanged approximately $23.2 million of indebtedness loaned to GAIA for 21,001,453 shares of our common stock.

From August 2004 through January 2005 in a private placement we issued $6,062,000 of our A Units, $4,357,000 for cash and $1,705,000 in exchange for outstanding debt, and issued $1,840,000 of our B Units in exchange for outstanding debt. The outstanding debt in each case was held by Arch Hill Capital. The cash proceeds of the financing were used for working capital.

On March 11, 2005, we entered into a standby equity distribution agreement with Cornell Capital Partners, LP pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of our common stock for a total purchase price of up to $15,000,000. For each share of common stock purchased under the standby equity distribution agreement, Cornell Capital will pay us 98% of the lowest volume weighted average price of our common stock as quoted by on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the date we deliver a notice requiring Cornell Capital to purchase our shares under the standby equity distribution agreement. Cornell Capital Partner’s obligation to purchase shares of our common stock under the standby equity distribution agreement is subject to certain conditions, including us obtaining an effective registration statement for shares of common stock sold under the standby equity distribution agreement and is limited to $200,000 per weekly advance and $800,000 per 30 days. As of the date hereof, we have not filed the Cornell Capital Partner’s registration statement. We expect to file our registration statement during the latter part of the second fiscal quarter of 2005.

On March 11, 2005, we entered into a Debenture Purchase Agreement with an investor, pursuant to which we issued debentures in the principal amount of $2,500,000. The debentures accrue interest at 12% per year and are repayable in 10 equal monthly installments with accrued interest commencing July 15, 2005 and ending April 15, 2006. The cash proceeds of the financing were used for working capital.

We are dependent on external financing to fund our operations. Our financing needs are expected to be provided from the standby equity distribution agreement, in large part. No assurances can be given that such financing will be available in sufficient amounts or at all when needed, in part, because the amount of financing available will fluctuate with the price and volume of our common stock. As the price and volume decline, then the amount of financing available under the standby equity distribution agreement will decline.

We are continuing to seek other financing initiatives to meet our working capital needs and to complete our product commercialization process. Our operating plan seeks to minimize our capital requirements, but expansion of our production capacity to meet increasing sales and refinement of our manufacturing process and equipment will require additional capital. We expect that operating and production expenses will increase significantly as we continue to ramp up our production and continue our battery technology and develop, produce, sell and license products for commercial applications.

No assurance can be given that we will be successful in completing these or any other financings at the minimum level necessary to fund our capital equipment requirements, current operations or at all. If we are unsuccessful in completing these financings at such minimum level, we will not be able to fund our capital equipment requirements or current expenses. If we are unsuccessful in completing these financings at or near the maximum level or an additional financing, we will not be able to pursue our business strategy. Additional financing may not be available on terms favorable to us or at all.

CORPORATE INFORMATION

We combined the operations of Lithium Technology Corporation with GAIA Akkumulatorenwerke GmbH, a private lithium polymer battery company headquartered in Nordhausen, Germany, in a share exchange in 2002. In the share exchange we acquired a 100% interest in GAIA through our acquisition of 100% of the outstanding shares of GAIA Holding B.V., a Netherlands holding company from Arch Hill Ventures N.V., a private company limited by shares incorporated under the laws of the Netherlands in exchange for our issuance to Arch Hill Ventures of shares of LTC Series A Preferred Stock which were converted into 5,567,027 shares of LTC common stock on February 25, 2004.

Arch Hill Capital N.V., a private company limited by shares incorporated under the laws of the Netherlands, controls Arch Hill Ventures. Subsequent to the Share Exchange, Arch Hill Capital controls LTC. As a result, the Share Exchange acquisition is accounted for as a reverse acquisition, whereby for financial reporting purposes, GAIA Holding is considered the acquiring company. Hence, the historical financial statements of GAIA Holding became the historical financial statements of the Company and include the results of operations of LTC only from the acquisition date. In November 2004, Arch Hill Capital and Arch Hill Ventures transferred all LTC securities owned by such entities to Stichting Gemeenschappelijk Bezir GAIA (“Stichting GAIA”) and Stichting Gemeenschappelijk Bezir LTC (“Stichting LTC”), which are controlled by Arch Hill Capital LTC, GAIA, GAIA Holding and all of the subsidiaries of LTC and GAIA Holding are collectively referred to herein as the “Company”, “we” or “us”.

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

GAIA Holding is the legal and beneficial owner of all of the issued and outstanding shares of Lithiontech B.V., a Netherlands company limited by shares that was formed on February 8, 1999. Lithiontech has the legal and beneficial ownership of all the issued and outstanding shares of DILO Trading AG, a Switzerland company limited by shares that was formed on September 11, 1975 and Lithiontech Licensing B.V., a Netherlands company limited by shares that was formed on February 8, 1999. DILO Trading holds patents for which the intellectual property was developed by DILO Trading in collaboration with GAIA. GAIA holds a license for all these patents.

GAIA Holding is the beneficial owner of all of the issued and outstanding shares of GAIA. Legal ownership of the outstanding shares of GAIA are held pursuant to certain Dutch and German trust agreements by two Netherlands entities ( “Nominal Stockholder”) for the risk and account of GAIA Holding. Based on the Dutch and the German trust agreements, the Nominal Stockholders are obliged to transfer the legal ownership of the shares in GAIA without any further payments to GAIA Holding to a third party designated by GAIA Holding on the demand of GAIA Holding. Pursuant to the trust agreements, GAIA Holding has the right to vote the shares of GAIA held by the Nominal Stockholders.

LTC and GAIA Holding, Arch Hill Ventures and the Nominal Stockholders are parties to an agreement which provides that without LTC’s prior written consent, GAIA Holding may not directly or indirectly transfer or instruct any party to transfer the legal ownership of the shares of GAIA held by the Nominal Stockholders to any party other than to GAIA Holding and that upon LTC’s written direction, GAIA Holding will instruct the Nominal Stockholders to transfer the legal ownership of the shares of GAIA held by the Nominal Stockholders to GAIA Holding for no payment. The Share Transfer Agreement further provides that at such time as the parties determine that there would no longer be any possible adverse tax effect as a result of the transfer of the GAIA shares to GAIA Holding, then the legal ownership of the GAIA shares held by the Nominal Stockholders shall be transferred to GAIA Holding without any payment.

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

With our large-format rechargeable lithium-ion and lithium polymer batteries, we are addressing the national security, transportation, and stationary power markets. We believe that our battery technology and products are superior to other battery technologies and products and that we have only limited competition in North America and Europe for large-format rechargeable lithium batteries. Thus, we believe we are well-positioned to capitalize upon business opportunities in these target markets. We have scaled up a number of products under the GAIA brand name aimed at specific market requirements, and there has been a growing demand for our batteries.

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

On the product side, our proprietary large-format GAIA batteries are easily customizable — both in cylindrical or flat form factors — to suit various size, shape and performance demands. The modularity of common building block cells allows for maximum design flexibility in building batteries to meet Original Equipment Manufacturers (known as OEMs) customer requirements. Superior product performance is achieved through high power density electro-chemistries that enable high rate discharging and fast charging, as well as a very broad range of operating temperatures (-400C to +550C).

On the production side, equipment at the GAIA Europe plant at Nordhausen embodies our patented low-cost, environmentally friendly extrusion process. This simplified and highly effective extrusion technique provides a significant improvement in volume manufacturing operations when compared to the processes used by other lithium-ion battery manufacturers around the world.

Our near-term strategy is to focus on the high tech military sub-contractor market to ramp up sales at a rate consistent with our capital expansion program to increase capacity while maintaining a premium selling price. The high tech military market is large and less price sensitive than other markets and we have found an immediate demand for our technology and products. We have established relationships with military contractors developing new high tech equipment requiring advanced power sources.

We believe that the military market will provide the bulk of our near term revenues, however, over the longer term, we expect that transportation applications (hybrid electric vehicles and other custom batteries for autos, trucks, buses, etc.) and stationary or back-up power applications (telephone companies, corporate data centers, cell sites, etc.) will provide market opportunities for our technology and products going forward. For these market opportunities, we will seek to enter into joint venture arrangements with established major battery companies to capitalize on our technology and products for these target market segments.

TARGET MARKETS

We plan to leverage our expertise in high power and large battery assemblies to commercialize advanced lithium batteries as a new power source in the national security systems, transportation and stationary power markets with a particular focus on the U.S. and European geographic market segments.

National Security applications demand high power output, broad operating temperatures, low weight, small size, rapid charging and thousands of recharge cycles. Performance is more important than price in the National Security market and the market need is growing quickly.

Transportation applications reflect a growing need for long-life, durable high power storage for HEV and fuel cells. While this is a small market today, we believe it has mass market potential for the future. Military and heavy duty vehicle OEMs have been early adopters of new technology and are among the first customers for large-format lithium-ion batteries.

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

NATIONAL SECURITY MARKET

The US and its allies are changing the military landscape. The trend is from infantry divisions to many small, rapidly deployed units using extensive power-intensive electronics. There are numerous requirements for advanced power sources in a variety of applications:

•	Unmanned reconnaissance and combat support systems — airborne, ground, underwater

•	Remotely controlled surveillance, detection and demolition robots

•	Satellite, surveillance and communications systems

•	Manned combat support vehicles — land-based and underwater

•	“Land Warrior” (night goggles, communications equipment, Global Positioning Satellites (known as GPS) computers, handheld spotlights, etc.)

•	“Silent Watch” (stealth operations)

We believe that:

•	Large-format Lithium-ion batteries offer key advantages over competing technologies for various military applications

•	There are a variety of existing applications for our battery products, particularly retrofitting into existing cavities/packs:

•	US Military and NATO Allies seek to replace primary batteries with rechargeable batteries — US Army Communications & Electronics Command (known as CECOM) initiative

•	US Military seeks lighter weight automotive batteries for military vehicles to reduce air transport weight

•	There are developing applications and trends which demonstrate a growing need for advanced batteries in a number of areas:

•	US Department of Defense Future Combat Systems Program is defining numerous unmanned vehicle applications that will require advanced rechargeable batteries

•	US Army Tank & Armaments Command (known as TACOM) is developing HEV platforms to reduce fuel consumption (supply line problem)

•	TACOM is developing electric vehicle platforms to reduce emissions on military bases

•	Unmanned Aerial Vehicles need advanced batteries for surveillance and ordinance delivery

•	Military Robotics need advanced batteries

•	Navy submarines and All Electric Ship Applications need advanced batteries

•	Unmanned underwater vehicles need pressure tolerant (flat) cells.

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

The market today for All-Electric Vehicles (known as EVs) is limited to small special purpose vehicles. We believe that our GAIA batteries are well-suited for these applications.

We believe that:

•	Large-format lithium-ion batteries offer key advantages over competing technologies for various transportation applications

•	There are existing niche market applications for our products, including:

•	Opportunities for 12-V Starting-Lighting-Ignition and Auxiliary Batteries

•	HEV and EV experimental trucks and buses

•	Racing cars and motorcycles

•	Marine applications

•	Developing applications and trends will increase the demand for advanced battery systems for the following in the future:

•	New higher voltage power net systems in automobiles

•	Heavy duty HEVs for buses, taxis and truck fleets (shorter development time and ideal proving platform for batteries)

•	Mid-size pickup trucks, electric bikes (for military or law enforcement usage), highway capable EVs

•	HEVs for automotive OEMs

•	Over the longer term, lithium-ion batteries will work in tandem with fuel cells

•	Our GAIA batteries are well-suited for the developing transportation market applications

STATIONARY POWER MARKET

A growing dependence on digital devices for mission critical applications drives the demand for back-up power and uninterrupted high quality power. This is a very cost-sensitive market and the life cycle value of lithium ion batteries over lead acid batteries is a key market advantage.

Uninterruptible Power Systems (known as UPS) are public utility back-up systems that do not operate continuously or feed back into the power grid. They generally consist of batteries or banks of batteries that provide power while the grid supply is inoperative and until it is restored. The demand for commercial and industrial UPS applications has tracked the increasing dependence of business on computerized systems. UPS users are seeking more reliable, robust, longer-life and lower maintenance batteries. Communications and data processing infrastructure systems are a specific subset of UPS that need uninterruptible quality power for assured continuity of operations. Applications include telephone landline Points of Presence (known as POPs), cell sites, cable television, internet service sites, data centers, and remote locations.

Distributed power systems generally consist of small, continuously operating, self-contained power generating units. These systems often employ high power batteries or capacitors for power control and conditioning functions, and a low power battery for energy storage. These units are privately owned by companies other than public utility companies – such as telecommunications companies, industrial firms, hospitals, universities, broadcast networks and data centers – and government installations. These power users have determined that they cannot always rely on the power grid to meet their power reliability and quality needs. The energy storage component of distributed power systems currently consists of older battery technology, and there is a demand for advanced, low maintenance, long-life high performance batteries.

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

We believe that:

•	Large-format lithium-ion batteries offer key advantages over competing technologies

•	There are existing applications where advanced batteries are needed:

•	Telecom: lower cost of cooling/heating the facilities; less maintenance; remote monitoring.

•	Solar: less maintenance, longer battery life.

•	UPS: space/weight savings, higher reliability, less maintenance, longer life and lower life cycle cost.

•	The developing applications and trends reflect increasing market opportunities for advanced batteries in the future:

•	New wireless network installations with lower cost infrastructure

•	Heightened awareness of need for backup systems following 2003 blackout in Northeastern US

•	Wind and solar power

PATHS TO MARKETS

Our intended paths to the various markets are to:

•	Obtain funded development contracts

•	Sell directly to military sub-contractors and niche customers

•	Sell to OEMs in the national security, transportation and stationary power markets

•	Design to customer specifications

•	Prototype and advanced product development (customer funds development and pilot production)

•	Produce small-volume requirements in-house

•	Establish relationships with major battery manufacturers for large-scale production to meet mass market requirements, including technology licensing, joint ventures and partnerships

•	Sell products manufactured by joint ventures, partnerships and technology licensees

MILESTONES

In 2002, we delivered a 42-volt automotive battery prototype to BMW under the auspices of the Astor Consortium of seven European auto manufacturers, and in January 2004 delivered a hybrid electric vehicle module to the Astor Program. Over the past twelve months, we have shipped our large-format GAIA batteries and cells to a variety of customers under firm purchase orders, including:

•	A defense systems integrator for a classified UK military application

•	An electric bike OEM for a classified military application

•	A defense contractor for an Unmanned Aerial Vehicle application

•	A nuclear power industry OEM for a portable radiation detector

•	A phase II feasibility study from a leading submarine builder for a NATO Navy submarine application

•	A leading aerospace contractor for missile and other application evaluations

•	High-end European car manufacturers, including one of the world’s leading sports car manufacturers

•	A heavy-duty vehicle OEM

•	The US Advanced Battery Consortium

•	Penn State University for an HEV application in a future truck competition entry which finished in second place

•	A commercial high altitude airship developer

•	A commercial security robot manufacturer

•	A development contract for a submarine battery

•	Various SBIRs and contracts for materials evaluation and cell development

TECHNOLOGY OVERVIEW

Our rechargeable lithium battery technology base dates back to 1983. Since 1983, LTC has evaluated a wide array of lithium-ion cell designs covering a broad spectrum of applications. These evaluations have involved coating a wide variety of electrode materials, including those for lithium-ion liquid, lithium metal and lithium polymer chemistries, onto a variety of substrates, including solid foils, expanded metal grids and fiber webs. We have engaged in high-yield pilot line operations since 1996. Over the last eight years, certain manufacturing steps were adapted to our pilot line to accommodate these new techniques. These factors have allowed us the flexibility to match the battery design to the application. In recent years, we have extended our experience to the assembly of full batteries complete with battery management systems. In 1997, we began focusing on unique large footprint flat cells and large battery assemblies comprised of stacked cells and control circuitry.

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

Our lithium-ion and lithium polymer batteries encompass both thin, flat prismatic cells and large wound cylindrical cells. Our proprietary technology includes critical composition, processing, and packaging aspects of the battery. We also have experience in cell and battery manufacturing processes. Our coating, lamination and extrusion know-how enables us to achieve uniformity and consistency through a range of application techniques. We have the ability to handle large footprint cells and assemble cells into large battery stacks. In addition, we are familiar with many coating, lamination, extrusion, assembly, packaging, and formation equipment suites, which can be scaled up for large volume operations.

Currently our electrodes are extruded and laminated on to foil current collectors. Work is ongoing to streamline the operation to an extrusion coating directly on to foil. The resulting components are then wound and/or laminated together into thin, lightweight, flexible form factor polymer cells and packaged in either flat or cylindrical cell geometries. Batteries for the military, consumer, transportation, and industrial markets require different electro-chemical systems that we believe can be easily accommodated by our extrusion process. We also believe that our extrusion process can be applied to producing supercapacitators and electrodes for fuel cells.

The technological advantages of lithium-ion over other chemistries are as follows:

•	Versus lead acid:

•	Lithium-ion is 1/3 the weight and 1/2 the volume

•	Better suited to pulse power generated by regenerative braking (HEVs and EVs)

•	Wider range of temperature tolerance

•	No deterioration of capacity when kept at a low state of charge

•	Versus nickel-metal hydride:

•	Lithium-ion is 1/2 the weight and 2/3 the volume

•	Wider range of temperature tolerance

•	Better suited to pulse power generated by regenerative braking (HEVs and EVs)

•	Less heat generation

•	Less complex batteries and therefore less prone to failure (lithium-ion operates at 3.6 volt versus 1.2 volt for nickel-metal hydride and therefore requires one-third the number of cells in order to attain the same voltage)

We believe that our GAIA cells and batteries have the following differentiators:

•	Largest and highest power commercial cells in the Western hemisphere.

•	Common cell designs to allow for customizing sizes, shapes and performance demands

•	Good operating temperature range from -40[o]C to +55[o]C

•	Proprietary chemistry and technical design for superior performance, safety and long operating life

•	Low internal resistance allows for high power output and rapid charging with limited heat generation

•	Many thousands of charge/discharge cycles (between 30 and 80 % depth of discharge)

•	Proprietary manufacturing process

•	Low cost extrusion and assembly allows scalability and opportunity for high gross margins

•	Environmentally friendly (no solvents)

Our GAIA Europe plant employs a proprietary extrusion-based process (versus solvent-based processes used by competitors) in the manufacturing of our rechargeable large-format lithium-ion batteries. This environmentally-friendly proprietary process reduces the costs of raw materials, labor, energy and capital in comparison to solvent-based production processes.

COMPETITION

Competition in the battery industry is, and is expected to remain, intense. The lithium ion battery market is rapidly expanding and maturing. Lithium ion batteries are becoming more widely known and accepted resulting in accelerating market growth. We are benefiting from this expansion of new product applications by being able to be involved in the initial design of these applications rather than competing directly with low cost mass-market 18650 cells from Asia. This market expansion is also driving material suppliers to develop higher energy, lower cost and safer products. Increasing volumes of production are being shifted to China and this continues to put downward pressure on pricing. Some of our Asian competitors have introduced high power cells and large formats which emphasizes our need to ramp up quickly and provide custom solutions to capture market share. Our sales and marketing efforts are focused on markets where we can obtain a premium by being a domestic supplier, providing a better product and better service and co-developing custom solutions for new emerging high tech products. Our business plan does not incorporate mass commercial markets in the immediate future from our existing facilities. Entry into these large volume markets is projected though the licensing of our technology and collaborative efforts with third parties.

In our target markets of transportation and stationary power systems, the principal competitive technologies are currently lead acid and nickel-metal hydride. We believe that lithium-ion and lithium polymer batteries will enter specific niches of this segment of the rechargeable battery market in the near future. We believe that lithium-ion and lithium polymer batteries will compete in the HEV market which requires constant deep cycle charge and discharge, high rate regenerative braking and operation over a wide range of temperatures. We also believe that there will be certain limited niches in the stationary power market where new products will be able to compete based upon superior performance and energy density.

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

DEVELOPMENT CONTRACTS AND RESEARCH GRANTS

We had revenue from development contracts and prototype sales of $766,000 and $229,000 for the years ended December 31, 2004 and 2003, respectively. In addition, we received a total of $435,000 and $885,000 from foreign government subsidies (research grants) for the years ended December 31, 2004 and 2003, respectively. The GAIA Europe unit had one technology research grant in 2005. The end-date for this grant was April 30, 2005.

INTELLECTUAL PROPERTY

PATENTS AND PROPRIETARY INFORMATION

As of May 11, 2005, 29 patents have been issued to LTC and LTC has four patent applications pending in the U.S. LTC also pursues foreign patent protection in countries of interest. LTC has been granted three foreign patents and has seven patent applications pending in foreign countries. DILO Trading holds patents for which the intellectual property was developed by DILO Trading in collaboration with GAIA. DILO Trading has granted GAIA the right to use these patents. As of May 6, 2005, five patents have been issued to DILO Trading and DILO Trading has 40 patent applications pending in Europe. Although we believe that the pending patent applications will be granted, no assurance to this effect can be given.

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

In connection with terminating LTC’s previously proposed merger with Ilion Technology Corporation, we entered into cross licensing agreements with Ilion effective January 8, 2002, whereby worldwide, non-exclusive, royalty free, perpetual licenses were granted by each to the other with respect to certain specified technology. The license from us to Ilion covers all product designs, processing techniques and knowledge known to “those skilled in the art” whether or not patented or patentable which we owned or possessed on December 31, 2001 and have communicated to Ilion or was developed by us pursuant to the LTC-Ilion merger agreement, solely as the foregoing relates to the materials, design and architecture of lithium-ion/lithium-ion polymer batteries and excluding any of the foregoing as it relates to lithium metal polymer batteries and excluding any improvements to the technology after December 31, 2001. The license from Ilion to us covers all product designs, processing techniques and knowledge known to “those skilled in the art” whether or not patented or patentable which Ilion owned or possessed on December 31, 2001 and has communicated to us or was developed by us pursuant to the LTC-Ilion merger agreement, solely as the foregoing relates to the materials, design and architecture of lithium-ion/lithium-ion polymer batteries and excluding any improvements to the technology after December 31, 2001.

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

In connection with the Share Exchange, LTC and GAIA entered into a strategic alliance agreement in 2002. The strategic alliance agreement covers technology sharing and licensing, among other matters. The strategic alliance agreement provides that as determined in accordance with the rules of inventorship, LTC will have sole ownership of all inventions, patents, know-how, trade secrets, technical information, data, manufacturing processes, designs, ideas, and the like invented, discovered or developed solely by our GAIA USA unit or its employees or agents prior to and during the term of the strategic alliance agreement and GAIA will have sole ownership of all technology invented, discovered or developed solely by our GAIA Europe unit, or its employees or agents prior to and during the term of the Strategic Alliance Agreement. LTC and GAIA will each own jointly and equally with the other all technology invented, discovered or developed jointly by the two units, their employees or agents during the term of the strategic alliance agreement.

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

RESEARCH AND DEVELOPMENT

We devote substantial resources to technology development activities related to the development of our battery products. Our research has focused upon bringing existing available technology to viable commercial production for specific applications. The majority of our effort is directed towards product quality, process yield improvement, identifying alternative raw materials and supplies for use in our batteries, and cost reduction. We seek evolutionary improvements for cell and battery design, including controls. We evaluate new materials, which are not direct substitutes, for use in our batteries, but offer advantages such as cost, safety and performance. We also investigate and develop patentable ideas in product design or processing that can offer added protection or licensing potential. During the fiscal years ended December 31, 2004 and 2003, we spent approximately $5,395,000 and $4,383,000, respectively, on engineering, research and development activities. We expect that product development expenses will increase significantly as we continue to advance our battery technology and develop products for commercial applications.

EMPLOYEES

As of May 11, 2005, we employed a total of 12 full-time employees at GAIA USA, and 37 full-time employees at GAIA Europe. None of our employees at the GAIA USA unit or the GAIA Europe unit are represented by a labor union. We consider our employee relations to be good.

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

Prior to commercial production of our batteries, we will seek to obtain approval of our products by one or more of the organizations engaged in product safety, such as Underwriters’ Laboratories. The testing for such approvals is in progress but requires significant time and resources from our technical staff and, if redesign becomes necessary, it could result in a delay in the commercialization of our products.

The U.S. Department of Transportation and the International Air Transport Association have recently revised their regulations covering shipment of lithium ion batteries. Due to the size of our prototype HEV batteries, a permit is required to transport our lithium batteries from our manufacturing facility. Although similar batteries with other chemistries are routinely shipped from manufacturing facilities to all parts of the world, and we are in the process of testing as noted above, no assurance can be given that we will not encounter any difficulties in complying with new or amended U.S. Department of Transportation or International Air Transport Association regulations or regulations developed by other agencies such as the International Civil Aviation Organization or International Maritime Dangerous Goods.

ITEM 2. DESCRIPTION OF PROPERTY

LTC leases a 12,400 square foot research and development facility at 5115 Campus Drive in Plymouth Meeting, Pennsylvania. This facility is leased pursuant to a Lease Agreement with PMP Whitemarsh Associates dated July 22, 1994, as amended. The facility is being leased under a one-year lease extension that commenced on April 1, 2005 and ends on March 31, 2006. The base annual rent under the lease is $153,000. This facility has sufficient space to meet the near-term needs of the GAIA USA unit. At the facility, we have a semiautomatic cell packaging and filling machine, coating equipment and lamination equipment, pieces of equipment critical to our ability to produce pilot quantities of batteries and to specify expansion and upgrading of continuous flow manufacture. Our corporate headquarters are located at the Plymouth Meeting, Pennsylvania facility.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is traded in the over-the-counter market, and “bid” and “asked” prices in the common stock are quoted on the NASD OTC Electronic Bulletin Board under the symbol “LTHU”. The following table sets forth certain information with respect to the high and low bid prices for our common stock as of the close of each of the four calendar quarters of 2004 and 2003. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

	Bid Prices for Common Stock
	High	Low
2004
Fourth Quarter	0.4500	0.1500
Third Quarter	1.6500	0.3800
Second Quarter	2.9500	1.0100
First Quarter	3.2500	1.8500

2003
Fourth Quarter	2.6000	1.8000
Third Quarter	2.6000	1.5000
Second Quarter	2.0000	1.2000
First Quarter	2.4000	1.4000

On May 11, 2005, the last sale price quoted on the OTC Bulletin Board was $0.09. As of May 11, 2005, there were approximately 1,030 holders of record of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as to securities issuable upon exercise of outstanding options and warrants and available for issuance under equity compensations plans as of December 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders		0	N/A	N/A
Equity compensation plans not approved by security holders	Options:
	1994 Plan-	57,960	$5.20	0	(1)
	Directors Plan-	7,918	$5.55	0	(1)
	1998 Plan-	44,631	$5.62	0	(1)
	2002 Plan-	41,250	$3.86	308,750

	Warrants:
		350,000	$0.17	0
		654,099	$0.26	0
		35,000	$1.37	0
		100,000	$1.91	0
		10,000	$2.20	0
		150,000	$3.70	0

Total		1,450,858	$1.24	308,750

(1)	Option Plan terminated as of December 31, 2002.

The following stock option and incentive plans are the plans of LTC and not of GAIA. GAIA does not have any stock option or incentive plans.

1994 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 1994 Stock Incentive Plan in February 1994. The 1994 Stock Plan was terminated as of December 31, 2002. All options outstanding under the 1994 Stock Plan were 100% vested in February 2000. Vested options are exercisable for up to sixty months upon termination of the grantees employment or association with LTC.

DIRECTORS STOCK OPTION PLAN

In August 1995, the Board of Directors of LTC adopted the Directors Stock Option Plan. The Directors Plan was terminated as of December 31, 2002. All options outstanding under the Directors Plan were 100% vested in February 2000. Upon the termination of a participants association with LTC, options granted will remain exercisable for a period of three months or until the state expiration of the stock option, if earlier.

1998 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 1998 Stock Incentive Plan in December 1998. The 1998 Plan was terminated as of December 31, 2002. All options outstanding under the 1998 Plan were 100% vested in February 2000. Vested options are exercisable for up to sixty months upon termination of the grantee’s employment or association with LTC.

2002 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 2002 Stock Incentive Plan in January 2002. The 2002 Plan terminates in 2012. A total of 350,000 shares of common stock are reserved and available for grant. The exercise price of an option granted under the 2002 Plan will not be less than the fair market value of LTC’s common stock on the date of grant; however, for any non-qualified stock option the option price per share of common stock, may alternatively be fixed at any price deemed to be fair and reasonable as of the date of the grant. Options granted that are not vested will be cancelled immediately upon termination of the grantee’s employment or association with LTC, except in certain situations such as retirement, death or disability. Vested options are exercisable for up to sixty months upon termination of the grantee’s employment or association with LTC.

WARRANTS

Warrants issued under equity compensation plans as of December 31, 2004 include the following.

The Company issued to the finder and affiliated persons in the January 2004 debenture financing warrants to purchase shares of Company common stock. The warrants entitle the holders to purchase, in the aggregate, such number of shares of the common stock equal to 10% of the aggregate number of fully diluted and/or converted shares of common stock as are purchased by the January 2004 debenture holders (after giving effect to any increase in shares under a ratchet or similar provision pursuant to which the number of shares initially purchased is subsequently increased). The exercise price per share of the warrants is equal to 110% of the effective per share price paid by the January 2004 debenture holders for the securities purchased by such debenture holders. The warrants are exercisable until January 20, 2009. As of December 31, 2004, the warrants were exercisable for 350,000 shares of Company common stock at exercise prices ranging from $0.082 to $0.660 per share.

The broker-dealer in the A and B Unit financing is entitled to receive warrants to purchase shares of Company common stock. The warrants entitle the holder to purchase that number of shares of Company common stock as equals 10% of the number of shares of common stock that would be issuable to the broker-dealer’s investors in the financing assuming conversion of the Series A and Series B Preferred Stock at the closing date, with an exercise price equal to 110% of the conversion prices on such date. The warrants have a term of four years. As of December 31, 2004, the warrants entitled the broker-dealer to purchase 654,099 shares of Company common stock at exercise prices ranging from $0.165 to $0.693 per share.

The Company issued to a consultant warrants to purchase 35,000 shares of Company common stock with an exercise price of $1.37. The warrants are fully vested and expire on December 1, 2008.

The Company issued to a consultant warrants to purchase 100,000 shares of Company common stock with an exercise price of $1.91. The warrants are fully vested and expire on April 1, 2009.

The Company issued to a consultant warrants to purchase 10,000 shares of Company common stock with an exercise price of $2.20. The warrants are fully vested and expire on February 20, 2007.

The Company issued to an investment banker and affiliated persons warrants to purchase 150,000 shares of Company common stock with an exercise price of $3.70. The warrants are fully vested and expire on December 13, 2007.

SECURITIES ISSUED DURING QUARTER ENDED DECEMBER 31, 2004

During the period October 1, 2004 to December 31, 2004, the holders of the January 2004 debentures converted a portion of the January 2004 debentures into shares of Company common stock, pursuant to the terms of the January 2004 debentures. An aggregate of $246,000 of debentures were converted into 2,750,000 shares at conversion prices ranging from $0.075 per share to $0.16 per share for an aggregate of 2,750,000 shares of common stock.

During the period October 1, 2004 to December 31, 2004, the Company closed on the sale of $3,277,000 of its securities in a private placement. The Company sold 3,277 A Units for $3,277,000 cash.

During the period October 1, 2004 to December 31, 2004, the holders of 1,797 A Units exchanged the Series A Preferred Stock rights into $1,797,000 principal of promissory notes convertible into that number of shares of common stock into which the Series A Preferred Stock would be convertible and have converted $1,782,000 of such notes into an aggregate of 10,761,660 shares of Company common stock at conversion prices ranging from $.15 to $.23 per share.

Issuance of the A Units sold was exempt from registration pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act or pursuant to Regulation S promulgated under the Securities Act. The A Units sold to U.S. persons were sold to accredited investors in a private placement without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

The A Units sold pursuant to Regulation S were sold to persons who were not U.S. persons and did not acquire the securities for the account or benefit of a U.S. person in a private placement outside of the U.S. No directed selling efforts were made in the U.S. and applicable offering restrictions and additional conditions were implemented. The underlying securities are “restricted securities” subject to applicable limitations on resale.

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

In October and December 2002, we closed share exchanges in which we acquired a 100% interest in GAIA through our acquisition of 100% of the outstanding shares of GAIA Holding from Arch Hill Ventures, an entity controlled by Arch Hill Capital, in exchange for our issuance to Arch Hill Ventures of 1,000 shares of our Series A Preferred Stock. The Preferred Stock was converted into 5,567,027 shares of LTC’s common stock on February 25, 2004. In November 2004, Arch Hill Capital and Arch Hill Ventures transferred all LTC securities owned by such entities to Stichting GAIA and Stichting LTC, which are controlled by Arch Hill Capital.

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of December 31, 2004, we had an accumulated deficit of approximately $56.1 million. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities, including the sale of common stock under the standby equity distribution agreement. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations in 2005 is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

At December 31, 2004, cash and cash equivalents were $240,000. Total liabilities at December 31, 2004 were $22,496,000 consisting of current liabilities in the aggregate amount of $5,401,000 and long-term liabilities in the amount of $17,095,000. At December 31, 2004, assets included $187,000 due from related parties, property and equipment, net, of $6,461,000, net intangibles of $8,416,000, and other assets of $237,000. As of December 31, 2004, our working capital deficit was $3,987,000 as compared to $3,506,000 at December 31, 2003. We expect to incur substantial operating losses as we continue our commercialization efforts.

Our long-term liabilities at December 31, 2004 were as follows:

Convertible debt securities	$1,859,000
Derivative liability	5,410,000
Loans from financial institutions	2,254,000
Subordinated loans from related party	5,684,000
Silent partnership loans	2,638,000

$17,845,000
Less current maturities	(750,000)

$17,095,000

See Note 7 to Financial Statements.

FINANCING TRANSACTIONS

We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. The following is a general description of our most recent financing transactions.

BRIDGE FINANCINGS. Arch Hill Capital and LTC entered into a bridge financing agreement in December 2001. Arch Hill Ventures and GAIA entered into a bridge financing agreement in December 2000.

On April 13, 2004, pursuant to a debt exchange agreement between LTC, GAIA Holding, GAIA, Arch Hill Capital and Arch Hill Ventures, approximately $9.7 million of debt owed by LTC to Arch Hill Capital under the bridge financing agreement and approximately $23.2 million of debt owed by GAIA to Arch Hill Ventures under the subordinated loan agreement were exchanged for LTC debentures and equity securities. (See “April 2004 Debt Exchange”.)

On August 30, 2004 issued 1,705 of our A Units in exchange for $1,705,000 of our outstanding debt and 1,840 of our B Units in exchange for $1,840,000 of our outstanding debt, in each case held by Arch Hill Capital. (See “A Unit and B Unit Financing”)

At various times during 2004, Arch Hill Capital advanced a total of $4 million to LTC under the Bridge Financing Agreement. As of December 31, 2004, these advances had been converted to April 2004 10% convertible debentures and A and B units. Therefore no advances were outstanding under the LTC Bridge Financing Agreement.

We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities, including the sale of common stock under the standby equity distribution agreement. No assurances can be given that such financing will be available in sufficient amounts or at all. If such financing is not available there can be no assurance that Arch Hill will provide any further funding under the bridge financing agreement.

JANUARY 2004 CONVERTIBLE DEBENTURE FINANCING. On January 20, 2004, we entered into a securities purchase agreement with an investment group to purchase $2,000,000 of our January 2004 debentures with attached warrants to purchase up to 1,000,000 shares of our common stock. The proceeds of the financing were used for working capital.

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

As of December 31, 2004, $1,473,900 in principal of January 2004 debentures were outstanding. As of April 20, 2005, $481,420 in principal of January 2004 debentures were outstanding.

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

Registration Rights Agreement with the January 2004 Debenture Holders

Simultaneously with the execution of the securities purchase agreement, we entered into a registration rights agreement with the January 2004 debenture holders which entitled holders of the January 2004 debentures and attached warrants to registration of the shares underlying the January 2004 debentures, warrants and any shares issuable upon repayment of the debentures. On July 9, 2004, the registration statement we filed under the Securities Act of 1933 to register all such securities held by the January 2004 debenture holders, the warrants held by the finder in the January 2004 debenture financing and securities held by Arch Hill Capital and Arch Hill Ventures, was declared effective by the Securities and Exchange Commission.

Finder’s Warrants

On May 5, 2004, we issued to the finder and affiliated persons in the January 2004 debenture financing warrants to purchase shares of LTC common stock pursuant to an investment banking services agreement. The warrants entitle the holders to purchase, in the aggregate, such number of shares of the common stock equal to 10% of the aggregate number of fully diluted and/or converted shares of common stock as are purchased by the January 2004 debenture holders (after giving effect to any increase in shares under a ratchet or similar provision pursuant to which the number of shares initially purchased is subsequently increased). The exercise price per share of the warrants is equal to 110% of the effective per share price paid by the January 2004 debenture holders for the securities purchased by such debenture holders. The warrants are exercisable until January 20, 2009.

As of December 31, 2004, the finder held warrants to purchase 350,000 shares of common stock at exercise prices ranging from $0.66 to $0.97. From January 1, 2005 to April 12, 2005, the finder was issued additional warrants to purchase 1,640,000 shares of our common stock at prices ranging from $0.039 to $0.084 per share. On April 13, 2005, we terminated the investment banking services agreement with the finder for a payment of $80,000 and the finder agreed to remit all of the foregoing warrants and any additional warrants it would otherwise be entitled to under such agreement.

APRIL 2004 DEBT EXCHANGE. On April 13, 2004, pursuant to a debt exchange agreement, approximately $9.7 million of debt owed by LTC to Arch Hill Capital under the Bridge Financing Agreement and approximately $23.2 million of debt owed by GAIA to Arch Hill Ventures under the Subordinated Loan Agreement were exchanged for LTC debentures and equity securities.

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

The fair market value of the shares of LTC common stock and warrants issued in the debt exchange equaled the carrying value of the debt. As a result no gain or loss was recorded on the exchange.

As of December 31, 2004 all of the April 2004 debentures were converted into common stock. (See “Conversion of 10% Debentures”.)

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

PROVISIONS APPLICABLE TO JANUARY 2004 DEBENTURES AND APRIL 2004 DEBENTURES. The January 2004 debentures and the April 2004 debentures (together, the “10% debentures”) both include the following provisions:

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

We are not in compliance with our covenant to timely file all of our reports with the Securities and Exchange Commission as a result of the late filing of this Form 10-KSB.

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

The January 2004 debenture holders consented to the grant of registration rights to the investors who purchased our A and B Units.

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

Events of Default under the 10% Debenture

If we commit an event of default under the 10% debentures, the 10% debentures will become immediately due and payable in cash and we must pay to the 10% debenture holders an amount equal to the greater of:

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

Conversion of 10% Debentures

During the fiscal year ended December 31, 2004, $526,100 of January 2004 debentures were converted into an aggregate of 3,500,000 shares of common stock at conversion prices ranging from $0.0858 to $0.60 per share. From January 1, 2005 through May 11, 2005, $1,311,480 of January 2004 debentures were converted into an aggregate of 33,400,000 shares of common stock at conversion prices ranging from $0.0358 to $0.0221 per share.

In December 2004, $3,000,000 of April 2004 debentures and accrued and unpaid interest were converted by the April 2004 Debentureholder into 42,619,718 shares of common stock. The April 2004 Debentureholder is entitled to acquire from us pursuant to a Notice of Conversion dated December 8, 2004 40,000,000 fully paid and nonassessable shares of our common stock pursuant to the conversion of $3,000,000 principal amount of debentures, and 2,619,178 shares of common stock in payment of $196,438.36 of accrued and unpaid interest on the debentures, for a total of 42,619,178 shares of common stock. Certificates for the shares must be delivered by us no later than ten days of an increase in the authorized number of shares of Company common stock subsequent to the conversion date, provided stock Certificates are delivered no later than June 1, 2005.

A UNIT AND B UNIT FINANCING. During the fiscal year ended December 31, 2004, we closed on the sale of $7,342,000 of our securities in a private placement. We closed on the sale of $3,797,000 of our A Units for cash.

We also issued 1,705 of our A Units in exchange for $1,705,000 of our outstanding debt and 1,840 of our B Units in exchange for $1,840,000 of our outstanding debt, in each case held by Arch Hill Capital. The exchange was based on the terms of the bridge financing agreement between us and Arch Hill Capital, which gives Arch Hill Capital the option to apply the principal balance and all other sums due and payable under any promissory notes issued by us to it on or after January 1, 2003 against the purchase price of equity securities being sold by us in any equity financing after the date of such notes. We believe the improvement of our balance sheet resulting from the debt exchange will make us more attractive to investors.

In addition, from January 1, 2005 to January 31, 2005 we closed on the sale of 560 of our A Units for $560,000 in cash.

The proceeds of the financing were used for working capital.

On May 11, 2005, we amended the terms of the B Units to the same terms of the A Units. Prior to the Amendment, each B Unit consisted of one share of our Series B Convertible Preferred Stock, par value $0.01 per share convertible into our common stock at $1.80 per share, one warrant for each share of our common stock issued upon conversion of the Series B Preferred Stock each warrant to purchase one share of our common stock at an exercise price per share equal to $2.25, and one warrant for each share of our common stock issued upon conversion of the Series B Preferred Stock, each warrant to purchase one share of our common stock at an exercise price per share equal to $2.70. All of the B Units are held by Stichting LTC, an entity controlled by Arch Hill Capital. The Amendment is subject to the B Unitholders providing indirectly (through introducing third party investors to LTC) or directly debt or equity capital to us of not less than $2,000,000 on or after the date of the Amendment and no later than December 31, 2005 on terms acceptable to us. In the event the capital is not provided by December 31, 2005, the Amendment shall be void on such date. As a condition of the Amendment, we received from our financial advisor, an opinion that the Amendment is fair from a financial point of view to our equityholders. After the Amendment, the B Units have the terms described below.

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

Each B Unit consists of:

(i)	one share of our Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”),

(ii)	one warrant for each share of our common stock issued upon conversion of the Series B Preferred Stock, each warrant to purchase ½ of a share of our common stock at an exercise price per share equal to 125% of the conversion price of the Series B Preferred Stock then in effect upon conversion of the shares of Series B Preferred Stock by the stockholder from time to time (the “125% B Warrant”), and

(iii)	one warrant for each share of our common stock issued upon conversion of the Series B Preferred Stock, each warrant to purchase one share of our common stock at an exercise price per share equal to 150% of the conversion price of the Series B Preferred Stock then in effect upon conversion of the shares of Series B Preferred Stock by the stockholder from time to time (the “150% B Warrant”).

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

As of the closing date of the private placement, a sufficient number of shares of Series A Preferred Stock and Series B Preferred Stock (together the “Preferred Stock”) were not available for issuance under our certificate of incorporation. We have agreed to take all reasonable actions to promptly seek stockholder approval to amend our certificate of incorporation to increase the number of authorized shares of Preferred Stock to allow for the issuance of the Preferred Stock. Upon receipt of such stockholder approval, we will amend our certificate of incorporation to increase the number of authorized shares of Preferred Stock and deliver the Preferred Stock to the investors. Pending the amendment of our certificate of incorporation to increase the number of authorized shares of Preferred Stock, the private placement investors may request that we deliver notes convertible into that number of shares of common stock into which the Preferred Stock would be convertible and on all other terms comparable to the terms of the Preferred Stock. Upon such request, we will deliver such notes to investors.

Conversion into Common Stock

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

The shares of Series B Preferred Stock are convertible at the election of the holder thereof, at any time commencing from and after their date of issuance and for a period of three years thereafter, upon five days’ advance written notice to us. The conversion price is equal to 80% of the average closing price of our common stock on the OTC Bulletin Board for the 20 trading days immediately preceding the day upon which we receive a conversion notice from the Series B Preferred stockholder.

During the fiscal year ended December 31, 2004, the holders of 1,797 A Units exchanged the Series A Preferred Stock rights into $1,797,000 principal of promissory notes convertible into that number of shares of common stock into which the Series A Preferred Stock would be convertible and have converted $1,782,000 of such notes into an aggregate of 10,761,660 shares of Company common stock at conversion prices ranging from $.15 to $.23 per share.

From January 1, 2005 to May 11, 2005, the holders of 2,255 A Units exchanged the Series A Preferred Stock rights into $2,255,000 principal of promissory notes convertible into that number of shares of common stock into which the Series A Preferred Stock would be convertible and have converted $555,000 of such notes into an aggregate of 4,337,619 shares of Company common stock at conversion prices ranging from $0.12 to $0.18 per share and the holders of 1,840 B Units exchanged the Series B Preferred Stock rights into $1,840,000 principal of promissory notes convertible into that number of shares of common stock into which the Series A Preferred Stock would be convertible.

Description of Warrants

The 125% A Warrants and 150% A Warrants are exercisable for shares of our common stock at any time beginning on the date of conversion of the Series A Preferred Stock and ending on the fourth anniversary of their issuance. The 125% B Warrants and 150% B Warrants are exercisable for shares of our common stock at any time beginning on the date of conversion of the Series B Preferred Stock and ending on the fourth anniversary of their issuance. The 125% A Warrants, 150% A Warrants, 125% B Warrants and 150% B Warrants are subject to adjustment for anti-dilution purposes.

As of December 31, 2004, the 125% A Warrants were exercisable for 5,327,509 shares at exercise prices ranging from $0.1875 to $0.2875, the 150% A Warrants were excisable for 5,327,509 shares at exercise prices ranging from $0.225 to $0.345 and no 125% B Warrants or 150% B Warrants were exercisable.

As of May 11, 2005, the 125% A Warrants were exercisable for 7,496,323 shares at exercise prices ranging from $0.15 to $0.20, the 150% A Warrants were excisable for 7,496,323 shares at exercise prices ranging from $0.18 to $0.24 and no 125% B Warrants or 150% B Warrants were exercisable.

The broker-dealer in the A and B Unit Financing is entitled to receive as additional commission warrants to purchase that number of shares of our common stock as equals 10% of the number of shares of common stock that would be issuable to investors in the offering assuming conversion of the Series A and Series B Preferred Stock at the closing date, with an exercise price equal to 110% of their conversion prices on such date, a term of four years and all other terms substantially the same as those of other warrants issuable to investors in the offering. As of December 31, 2004, the broker dealer was entitled to warrants to purchase 654,099 shares of our common stock at exercise prices ranging from $0.165 to $0.693 per share. As of January 31, 2005, the broker dealer was entitled to additional warrants to purchase 294,739 shares of our common stock at $0.187 per share.

Registration Rights

The Series A Preferred Stock, the 125% A Warrants, the 150% A Warrants, the Series B Preferred Stock, the 125% B Warrants and 150% B Warrants (and the underlying conversion and warrant shares) constitute restricted securities and may be sold only upon registration under the Securities Act or upon reliance on an exemption from such registration requirements. Series A and Series B holders have registration rights with respect to the shares of common stock into which the Series A Preferred Stock, the 125% A Warrants, the 150% A Warrants, the Series B Preferred Stock, the 125% B Warrants and 150% B Warrants are exercisable. We have agreed to undertake to file with the Securities and Exchange Commission a registration statement covering the underlying shares of common stock at the our expense commencing 180 days following the last date of sale of the A and B Units. We have agreed to use our best efforts to have the registration statement declared effective within 60 days of the filing of the registration statement. We expect to file such registration statement during the latter part of the second fiscal quarter of 2005.

STANDBY EQUITY DISTRIBUTION AGREEMENT. On March 11, 2005, we entered into a standby equity distribution agreement with Cornell Capital Partners, LP pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of our common stock for a total purchase price of up to $15,000,000. For each share of common stock purchased under the standby equity distribution agreement, Cornell Capital will pay us 98% of the lowest volume weighted average price of our common stock as quoted by on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the date we deliver a notice requiring Cornell Capital to purchase our shares under the standby equity distribution agreement. The volume weighted average price is calculated automatically by Bloomberg L.P., a reporting service, and is calculated by multiplying the number of our shares sold on a given day by the actual sales prices and adding up the totals. Cornell Capital is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors Management, LLC. Further, Cornell Capital will retain a fee of 5% of each advance under the standby equity distribution agreement. In addition, we engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the standby equity distribution agreement. For its services, Newbridge received a fee of 66,667 shares of our common stock. In connection with the standby equity distribution agreement, Cornell Capital received a commitment fee of 2,922,078 shares of our common stock.

Pursuant to the standby equity distribution agreement, we may periodically sell shares of common stock to Cornell Capital to raise capital to fund our working capital needs. The periodic sale of shares is known as an advance. We may request an advance every five trading days. A closing will be held one trading day after the end of each pricing period at which time we will deliver shares of common stock and Cornell Capital will pay the advance amount requested by us.

We may request advances under the standby equity distribution agreement once the underlying shares are registered with the SEC. Thereafter, we may continue to request advances until Cornell Capital has advanced $15.0 million or 24 months after the effective date of the registration statement, whichever occurs first.

The amount of each advance is limited to a maximum draw down of $200,000 every five trading days and the aggregate amount of advances may not exceed $800,000 in any 30-day period. The amount available under the standby equity distribution agreement is not dependent on the price or volume of our common stock. Our ability to request advances is conditioned upon us registering the shares of common stock with the SEC. In addition, we may not request advances if the shares to be issued in connection with such advances would result in Cornell Capital owning more than 9.9% of our outstanding common stock. As of the date hereof, we have not filed the Cornell Capital Partner’s registration statement. We expect to file such registration statement during the second fiscal quarter of 2005.

There are certain conditions to our right to request an advance. These conditions include:

•	maintaining our authorization for quotation on the OTC-BB;

•	having an effective registration statement related to the stock to be issued;

•	the absence of a stop order or other action adversely affecting the registration statement;

•	no events shall have occurred that would require us to file a post-effective amendment to the effective registration statement; and

•	the advance will not cause Cornell Capital to beneficially own more than 9.9% of our outstanding common stock.

Cornell Capital is permitted to terminate the standby equity distribution agreement if (i) there is a stop order or suspension of the effectiveness of the registration statement for 50 trading days or (ii) we fail to materially comply with certain covenants, which include the following:

•	maintaining a quotation of the common stock on the OTC-BB;

•	maintaining our status as public company under Section 12(g) of the Exchange Act;

•	delivering instructions to the transfer agent to issue shares in connection with an advance notice;

•	notifying Cornell Capital of events impacting the registration of the stock to be issued, including the issuance of a stop order;

•	issuing stock or convertible securities at a price not less than the market price of our common stock on the date of issuance except as otherwise permitted by the standby equity distribution agreement; and

•	not merging or consolidating us with another company where the acquiring entity does not assume our obligations under the standby equity distribution agreement.

We cannot predict the actual number of shares of common stock that will be issued pursuant to the standby equity distribution agreement, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. Furthermore, we have not determined the total amount of the advances we intend to draw. Nonetheless, we can estimate the number of shares of our common stock that will be issued using certain assumptions. Assuming we issue shares of common stock being at a price of $0.15 per share and draw down on the entire standby equity distribution agreement, we would issue 100,000,000 shares of common stock to Cornell Capital for gross proceeds of $15.0 million. These shares would represent approximately 53% of our currently outstanding common stock upon issuance, assuming no other shares were issued.

MARCH 2005 DEBENTURE FINANCING. On March 11, 2005, we entered into a debenture purchase agreement with an investor, pursuant to which we issued debentures in the principal amount of $2,500,000. The debentures accrue interest at 12% per year and are repayable in 10 equal monthly installments with accrued interest commencing July 15, 2005 and ending April 15, 2006. The debentures contain a provision that in the event that the holder elects to waive the conversion feature of the debentures by April 15, 2005, the maturity and amortization of the debentures will be amended such that the debentures will be repaid in 10 equal monthly installments with accrued interest commencing July 15, 2005. The investor waived the conversion feature immediately prior to the closing of the transaction.

In connection with the debenture purchase agreement, we entered into an escrow agreement under which put notices under the standby equity distribution agreement were deposited and certain monies received under that agreement will be received and forwarded to the debentureholder. Ten monthly put notices are held in escrow, each in the amount of $250,000 commencing July 2005 and ending April 2006. $250,000 per month being funded under the standby equity distribution agreement to us is to be delivered to the escrow account and be used to repay the debenture if we do not repay the debenture from other sources of capital.

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of December 31, 2004, we had an accumulated deficit of approximately $56.1 million. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities, including the sale of common stock under the standby equity distribution agreement. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations in 2005 is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our operating plan seeks to minimize our capital requirements, but expansion of our production capacity to meet increasing sales and refinement of our manufacturing process and equipment will require additional capital. We expect that operating and production expenses will increase significantly as we continue to ramp up our production and continue our battery technology and develop, produce, sell and license products for commercial applications.

We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities, including the sale of common stock under the standby equity distribution agreement. We believe that if we raise approximately $10 to 11 million in debt and equity financings including under the standby equity distribution agreement, we would have sufficient funds to meet our operating and capital expenditures needs for at least twelve months. If we do not raise such additional capital, we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

Except as described herein, we have not entered into any definitive agreements related to a new financing as of May 11, 2005, and no assurance can be given that we will be successful in completing these or any other financings at the minimum level necessary to fund our capital equipment requirements, current operations or at all. If we are unsuccessful in completing these financings at such minimum level, we will not be able to fund our capital equipment requirements or current expenses or execute our business plan. If we are unsuccessful in completing these financings at or near the maximum level or an additional financing, we will not be able to pursue our business strategy. Additional financing may not be available on terms favorable to us or at all. Even if we do obtain financing, it may result in dilution to our stockholders.

RESULTS OF OPERATIONS

REVENUES from development contracts and prototype sales increased by $537,000 or 235% to $766,000 in 2004 from $229,000 in 2003. We also had income from foreign government subsidies of $435,000 in 2004 compared to $885,000 in 2003. The increase in revenues from development contracts and prototypes sales and decrease in income from foreign government subsidies is a result of our movement in 2004 from the product and process development and refinement stage to the early production stage of our products.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES in 2004 increased by 23% to $5,395,000 from $4,383,000 in 2003. These increases resulted primarily from advancement of our technology in large high rate battery applications. These increases include expenses related to material consumed in the continued refinement of our production process, as well as increased engineering and development time dedicated to advancement of our manufacturing processes as well as time associated with the installation of new production equipment.

GENERAL AND ADMINISTRATIVE expenses in 2004 increased by $860,000 or approximately 23% to $4,525,000 from $3,665,000 in 2003. This increase was primarily due to increased legal and consulting expenses related to securities offerings and debt exchanges.

DEPRECIATION AND AMORTIZATION in 2004 increased by $335,000 or 22% to $1,824,000 from $1,489,000 in 2003. The increase was primarily due to the depreciation on property and equipment purchased during 2004 and amortization of securities issue costs.

INTEREST EXPENSE, net of interest income, in 2004 increased by $2,390,000 or 136% to $4,151,000 from $1,761,000 in 2003. Interest expense increased as a result of interest accrued on the loans from Arch Hill Capital and Arch Hill Ventures and the interest accrued on the January 2004 debentures and the April 2004 debentures. In addition, the January 2004 and April 2004 10% convertible debentures contain a variable conversion feature, which was determined to be an embedded derivative under FASB133. The value of this embedded derivative resulted in discounts of $2,000,000 and $3,000,000 on the January 2004 and April 2004 debentures, respectively, which is being amortized over the lives of the debentures, and charged to interest expense. We did not have debt with similar features in 2003. The weighted average interest rate was 6.6% in 2004 and 6.1% in 2003.

NET LOSS TO COMMON SHAREHOLDERS was $18,531,000 or $(0.57) per share in 2004 as compared to a net loss of $10,191,000 or $(1.02) per share in 2003. The increase in net loss was principally due to the increase in interest expense on outstanding debt and the interest expense related to the debentures issued in January and April 2004, the charge for the imbedded derivative related to the preferred shares and warrants and dividends on the convertible preferred shares issued in the third and fourth quarters.

ACCUMULATED DEFICIT. Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of December 31, 2004, our accumulated deficit was $56,110,000.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described in Note 2 in the Notes to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006 . In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.

The Company plans to adopt SFAS No. 123(R) on January 1, 2006. This change in accounting is not expected to materially impact our results of operations. We have not completed the calculation of this impact. However, because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards.

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which is an amendment to APB Opinion No. 29. It states that the exchanges on nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, FSAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance”. SFAS No. 153 is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date that this statement is issued. Management believes the adoption of this Statement will not have an effect on the consolidated financial statements.

On November 24, 2004, FASB issued SFAS No. 151, “Inventory Costs”, which is an amendment to ARB No. 43, Chapter 4. It clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The FASB states that these costs should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will not have an effect on the consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” (“VIEs”) (“FIN 46R”) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46. “Consolidation of Variable Interest Entities,” which was issued in January 2003. The Company has adopted FIN 46R as of March 31, 2004 for variable interests in VIEs. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R did not have an effect on the consolidated financial statements inasmuch as the Company has no interests in any VIEs.

FINANCIAL CONDITION RISKS

• WE HAVE SUBSTANTIAL INDEBTEDNESS AND ARE HIGHLY LEVERAGED. At December 31, 2004, we had total consolidated long-term indebtedness of approximately $17.1 million, plus current portion of approximately $750,000, and a stockholders’ deficit of approximately $6.0 million. We also had at December 31, 2004, current liabilities of approximately $5.4 million.

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

• WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses of approximately $55.9 million from February 12, 1999 (date of inception) to December 31, 2004, including approximately $18.5 million of net loss to common shareholders in the year ended December 31, 2004. We expect to incur substantial additional operating losses in the future. We have a total accumulated deficit of approximately $56.1 million. During the years ended December 31, 2004 and 2003, we generated revenues from development contracts and prototype sales in the amounts of $766,000 and $229,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

• WE NEED SIGNIFICANT FINANCING TO CONTINUE TO DEVELOP AND COMMERCIALIZE OUR TECHNOLOGY. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities, including the sale of common stock under the standby equity distribution agreement. We believe that if we raise approximately $10 to 11 million in debt and equity financings including under the standby equity distribution agreement, we would have sufficient funds to meet our operating and capital expenditures needs for at least twelve months. If we do not raise such additional capital, we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

Except as described herein, we have not entered into any definitive agreements related to a new financing as of May 11, 2005, and no assurance can be given that we will be successful in completing these or any other financings at the minimum level necessary to fund our capital equipment requirements, current operations or at all. If we are unsuccessful in completing these financings at such minimum level, we will not be able to fund our capital equipment requirements or current expenses or execute our business plan. If we are unsuccessful in completing these financings at or near the maximum level or an additional financing, we will not be able to pursue our business strategy. Additional financing may not be available on terms favorable to us or at all. Even if we do obtain financing, it may result in dilution to our stockholders. Even if we do obtain financing, it may result in dilution to our stockholders.

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

•      WE FACE RISKS RELATED TO OUR ACCOUNTING RESTATEMENTS. On May 10, 2005 we publicly announced that we had discovered accounting inaccuracies in previously reported financial statements. Following consultation with our auditors, we have decided to restate our financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. The restatements relate to a correction to certain errors relating to the accounting for certain of our financing transactions in 2004. While all of these transactions were recorded, BDO Seidman, LLP in their audit work noted instances where generally accepted accounting principles were not correctly applied and adjustments to our financial statements were required. The correction relates solely to the accounting treatment of these financing transactions and does not affect our historical cash flow. The restatement relates to the accounting for the variable conversion feature on the Company’s 10% Convertible Debentures and its Series A Convertible Preferred Stock. The conversion feature on the 10% Convertible Debentures and the Series A Convertible Preferred Stock has been determined to be an embedded derivative under SFAS 133, which is required to be reflected as a liability at fair value. The 10% Convertible Debentures were previously reflected as containing a beneficial conversion feature under EITF 98-5. The increase (decrease) in net loss to common shareholders as a result of the net effect of the restatements for each of the quarters was $(902,000), $(1,181,000) and $935,000, respectively for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.

The restatement of these financial statements may lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing. We may not be able to effectuate our current business strategy. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatement and negative reactions from our stockholders, creditors or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

•      IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL AND DISCLOSURE CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING WHICH WOULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR SECURITIES. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, areas of our disclosure and internal controls that need improvement. As a result after a review of our December 31, 2004 operating results, we identified certain deficiencies in some of our disclosure controls and procedures which we believe require remediation.

BDO Seidman, LLP advised our management that, in BDO Seidman, LLP’s opinion, there were reportable conditions during 2004 which constituted “material weaknesses” in internal controls. The weakness concerned the interpretation and implementation of various complex accounting principles in the area of our financing transactions, and resulted from the fact that we needed additional personnel and outside consulting expertise with respect to the application of some of these more complex accounting principles to our financial statements.

We have remediated the material weakness in internal control over financial reporting and the ineffectiveness of our disclosure controls and procedure by conducting a review of our accounting treatment of our financing transactions and correcting our method of accounting for such transactions. Additionally, we are considering engaging outside expertise to enable us to properly apply complex accounting principles to our financial statements, when necessary. We cannot be certain that our efforts to improve our internal and disclosure controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls or difficulties encountered in their implementation or other effective improvement of our internal and disclosure controls could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to adequately establish or improve our internal controls over financial reporting, our external auditors may not be able to issue an unqualified opinion on the effectiveness of our internal controls. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

RISKS ASSOCIATED WITH OUR COMMON STOCK, PREFERRED/NOTES AND DEBENTURES

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

In addition, our common stock has been relatively thinly traded. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for the common stock will develop.

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

Arch Hill Capital beneficially owns 232,229,000 shares of our common stock as of May 11, 2005. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The 232,229,000 shares of our common stock beneficially owned by Arch Hill Capital constitute approximately 80% of our common stock on an as-converted basis, including shares beneficially owned by Arch Hill Capital and shares issuable upon conversion of convertible securities held by Arch Hill Capital but not including any shares issuable upon conversion of outstanding convertible securities held by any other person. Accordingly, Arch Hill Capital is a controlling stockholder and is able to control the outcome of all matters submitted to our stockholders for approval, including the election of our directors, amendments to our Certificate of Incorporation or a merger, sale of assets or other significant transactions, without the approval of our other stockholders. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in us. As a result, Arch Hill Capital has an effective veto power over the management and operations of, and corporate transactions by, us, GAIA Holding or GAIA which management or non-control stockholders of such entities might desire.

The calculation of percentage of our common stock beneficially owned by Arch Hill Capital is based on the number of shares of our common stock outstanding as of May 11, 2005 (95,378,364) plus the number of shares of our common stock issuable to Arch Hill Capital upon conversion of convertible securities held by such entity.

•	FUTURE SALES OF CURRENTLY OUTSTANDING SHARES OF OUR COMMON STOCK COULD ADVERSELY AFFECT OUR STOCK PRICE.

As of May 11, 2005, we had 95,378,364 shares of common stock outstanding, without taking into account shares issuable upon exercise of the outstanding 10% debentures, A Units, B Units, warrants or options or issuable under the standby equity distribution agreement. Of these shares, as of May 11, 2005, approximately 17 million shares of our common stock are subject to restrictions on resale pursuant to Rule 144 and approximately 78 million of the outstanding shares of our common stock are eligible for sale in the public market without restriction or are registered in the registration statement described below. The shares issuable upon exercise or conversion of our Preferred/Notes and warrants are restricted securities, however, the holders of certain of these securities have registration rights with respect to the common stock issuable upon exercise or conversion of these securities.

We have filed a registration statement, which was declared effective on July 9, 2004, on April 29, 2004 to register the shares issuable upon conversion of $5,000,000 in principal amount of our 10% debentures, shares issuable upon exercise of 10,900,000 warrants and 35,809,282 shares of common stock. The foregoing securities included in the registration statement include all of the January 10% debentures, the warrants held by the 10% debenture holders, the warrants held by the finder and all of the common shares, 10% debentures and warrants held by Arch Hill Capital and Arch Hill Ventures other than shares issuable upon exercise of 5,000,000 warrants held by Arch Hill Capital. However, pursuant to an agreement entered into with the holders of the January 2004 debentures, any Arch Hill Capital and Arch Hill Ventures securities included in the registration statement may not be sold prior to July 9, 2005, unless the January 2004 debentures have been repaid or converted prior to that time. During such time as the registration statement is effective these shares will be available for sale in the open market, other than the shares held by Arch Hill Capital or Arch Hill Ventures which may not be sold prior to July 9, 2005, unless the January 2004 debentures have been repaid or converted prior to that time.

We expect to file a registration statement under the Securities Act of 1933 during the latter part of the second quarter of 2005 to register all of the common stock held by or issuable to the A Unitholders and B Unitholders and the finder and issued or issuable to Cornell Capital under the standby equity distribution agreement. The future sale of a substantial number of shares of common stock by existing debentureholders, unitholders, stockholders, warrantholders and optionholders and under the standby equity distribution agreement could have an adverse impact on the market price of our common stock. In addition, the market price of our common stock could drop in response to the perception that these sales could occur.

•	OUR 10% DEBENTURES HAVE A FLUCTUATING CONVERSION RATE WHICH COULD CAUSE SUBSTANTIAL DILUTION TO STOCKHOLDERS AND ADVERSELY AFFECT OUR STOCK PRICE.

Conversion of a material amount of our 10% debentures could materially affect a stockholder’s investment in us. As of May 11, 2005, $162,420 in principal amount of 10% debentures were issued and outstanding. The 10% debentures are convertible into a number of shares of common stock determined by dividing the principal amount converted by the conversion price in effect. If converted on May 11, 2005, the conversion price in effect would have been $0.0216 and the 10% debentures would have converted into 7,519,445 shares of our common stock, not including any shares that may be issued in respect of accrued interest at the option of the 10% debenture holders. This number of shares, however, could be significantly greater in the event of a decrease in the trading price of our common stock. The shares issuable upon conversion of the 10% debentures and attached warrants are registered under the Securities Act as described above.

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

Attached warrants to purchase 2,500,000 shares of common stock issued to the purchasers of the 10% debentures are outstanding. The warrants are exercisable until January 20, 2009 at a price of $2.00 per share. In addition, warrants to purchase 10,500,000 shares of our common stock at a price of $2.40 per share are also held by the April 2004 debenture holders exercisable until April 13, 2009. The exercise price of the warrants may be adjusted from time to time under certain antidilution provisions in the event we issue securities at less than fair market value.

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

•	THE SERIES A AND SERIES B PREFERRED STOCK/NOTES HAVE A FLUCTUATING CONVERSION RATE WHICH COULD CAUSE SUBSTANTIAL DILUTION TO STOCKHOLDERS AND ADVERSELY AFFECT OUR STOCK PRICE.

Conversion of a material amount of our Series A Preferred Stock or Notes issued in lieu of Series A Preferred/Notes (the “Series A Preferred/Notes”) and our Series B Preferred Stock or Notes issued in lieu of Series A Preferred/Notes (the “Series B Preferred/Notes”) could materially affect a stockholder’s investment in us. As of May 11, 2005, $3,725,000 Series A Preferred/Notes were issued and outstanding and $1,840,000 Series B Preferred/Notes were issued and outstanding. The Series A and B Units are convertible into a number of shares of common stock determined by dividing the principal amount of the Series A and Series B Preferred/Notes ($5,565,000) converted by the conversion price in effect. Assuming a conversion price of $0.05, the Series A and B Units would convert into 111,300,000 shares of our common stock. This number of shares, however, could be significantly greater in the event of a decrease in the trading price of our common stock. The shares issuable upon conversion of the Series A and Series B Preferred/Notes are expected to be registered under the Securities Act as described above.

The Series A and Series B Preferred/Notes are convertible by the holders into shares of our common stock at any time at a conversion price equal to 80% of the average of the trading prices of our common stock for the twenty trading days ending one day prior to the date we receive a conversion notice from a Series A and Series B Preferred/Notes holder. Conversion of a material amount of our Series A Preferred/Notes could significantly dilute the value of a stockholder’s investment in us.

In addition, warrants to purchase shares of common stock have been issued to the purchasers of the Series A Preferred/Notes who have converted such Series A Preferred/Notes. The warrants are exercisable over the next five years at a fluctuating price.

Also, in the absence of a proportionate increase in our earnings and book value, an increase in the aggregate number of our outstanding shares of common stock caused by a conversion of the Series A and Series B Preferred/Notes or exercise of the warrants would dilute the earnings per share and book value of all of our outstanding shares of common stock. If these factors were reflected in the trading price of our common stock, the potential realizable value of a stockholder’s investment in us could also be adversely affected

• EXISTING SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES UNDER THE STANDBY EQUITY DISTRIBUTION AGREEMENT.

The sale of shares pursuant to the standby equity distribution agreement may have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue under the standby equity distribution agreement to draw down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution.

• WE MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS UNDER THE STANDBY EQUITY DISTRIBUTION AGREEMENT WHEN NEEDED.

We are dependent on external financing to fund our operations. Our financing needs are expected to be provided from the standby equity distribution agreement, in large part. No assurances can be given that such financing will be available in sufficient amounts or at all when needed, in part, because the amount of financing available will fluctuate with the price and volume of our common stock. As the price and volume decline, then the amount of financing available under the standby equity distribution agreement will decline.

There are additional restrictions on our ability to request advances under the standby equity distribution agreement. For example, our ability to request an advance is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission. Further, we may not request advances if the shares to be issued in connection with such advances would result in Cornell Capital Partners, L.P., owning more than 9.9% of our outstanding common stock. Even if we request advances the amount of each advance is limited to a maximum draw down of $200,000 every five trading days and $800,000 every thirty days.

ITEM 7. FINANCIAL STATEMENTS

Our Financial Statements beginning on page F-1 are filed as part of this Annual Report on Form 10-KSB and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, have determined that the effectiveness of disclosures controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 are inadequate as of December 31, 2004.

Our auditors, BDO Seidman, LLP have advised us that, under standards established by the Public Company Oversight Accounting Board (United States), reportable conditions involve matters that come to the attention of auditors that relate to significant deficiencies in the design or operation of internal controls of an organization that, in the auditors’ judgment, could adversely affect the organization’s ability to record, process, summarize and report financial data consistent with the assertions of management in the consolidated financial statements.

BDO Seidman, LLP has advised our management that, in BDO Seidman, LLP’s opinion, there were reportable conditions during 2004 which constituted “material weaknesses” in internal controls. The weakness concerned the interpretation and implementation of various complex accounting principles in the area of the Company’s financing transactions, and resulted from the fact that the Company needed additional personnel and outside consulting expertise with respect to the application of some of these more complex accounting principles to its financial statements. While all of these transactions were recorded, BDO Seidman in their audit work noted instances where Generally Accepted Accounting Principles were not correctly applied and adjustments to the Company’s financial statements were required. The adjustments relate solely to the accounting treatment of these financing transactions and do not affect the Company’s historical cash flow.

As a result of the material weaknesses described above, our management, including our Chief Executive Officer and our Chief Financial Officer, has determined that our disclosure controls and procedures were not effective as of December 31, 2004. The Company has remediated the material weakness in internal control over financial reporting and the ineffectiveness of its disclosure controls and procedure by conducting a review of its accounting treatment of its financing transactions and correcting its method of accounting for such transactions. Additionally, the Company is considering engaging outside expertise to enable the Company to properly apply complex accounting principles to its financial statements, when necessary.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information concerning LTC’s directors and executive officers and the directors and executive officers of GAIA Holding and GAIA as of May 6, 2005:

NAME	AGE	POSITION
Hendrikus Harold van Andel	61	Chairman of the Board of LTC Chief Executive Officer and Executive Director of GAIA Holding Supervisory Director of GAIA

Franz J. Kruger	56	President and Chief Executive Officer of LTC Director of LTC

John J. McGovern	49	Chief Financial Officer of LTC Director of LTC

Dr. Andrew J. Manning	58	Executive Vice President of LTC Chief Technical Officer of LTC Director of LTC

Ralf Tolksdorf	42	Chief Financial Officer and Managing Director of GAIA Director of LTC

David J. Cade	66	Director of LTC

Stephen F. Hope	61	Director of LTC

Ralph D. Ketchum	77	Director of LTC

Arif Maskatia	54	Director of LTC

Prof. Dr. Marnix A. Snijder	60	Director of LTC Supervisory Director of GAIA Holding Supervisory Director of GAIA

Hendrikus Harold van Andel was appointed our Chairman on January 27, 2005. Mr. van Andel has served as our director since November 26, 2002. He has been the Chief Executive Officer of Arch Hill Capital since 1988. Mr. van Andel is the Chief Executive Officer and Executive Director of GAIA Holding and a member of the supervisory Board of Directors of GAIA. Mr. van Andel holds directorships in a number of Dutch and British private companies in which Arch Hill Capital has invested.

Franz J. Kruger, Ph.D. was appointed our Chief Executive Officer on February 6, 2004. Dr. Kruger has served as our director since November 26, 2002. Dr. Kruger served as our President and Chief Operating Officer from November 26, 2002 to February 6, 2004. Dr. Kruger served as the Chief Executive Officer of GAIA from February 2001 to March 31, 2005. He received his Ph.D. in February 1976 from the University of Stuttgart, in the field of metallo-organic Chemistry. In 1976 he joined Varta Batterie AG, the leading battery manufacturer in Europe, at its research and development (“R&D”) center in Kelkheim where developed lithium primary batteries. He then transferred to Varta Singapore as a Technical Director in 1981. In 1983 he joined Raychem in Menlo Park, California where he worked as Director of Marketing for the Military Ground Systems Division in the U.S. and Germany. In 1986 he rejoined Varta, serving as Technical Director in R&D and later as a Member of the Executive Board of the Industrial Battery Division. From 1992 to 1998 he was responsible for Varta’s Central R&D activities as well as its Profit Center for Electric Vehicle Batteries as a Managing Director. Dr. Kruger left Varta in December 1998 to found his own consulting company, InnoventisConsulting GmbH. During his career, Dr. Kruger has accumulated knowledge in the development, manufacturing and marketing of major battery systems, especially lithium-ion and lithium-ion polymer batteries.

John J. McGovern was appointed our Chief Financial Officer on June 25, 2004 and has served as our director since November 23, 2004. Mr. McGovern is the Chairman and Managing Director of Bridgehead Partners, LLC (“Bridgehead Partners”), a professional management and financial advisory services firm that was started in January 2002. Bridgehead Partners has been providing services to the Company in connection with financial reporting and related matters since June 2004. Mr. McGovern has been the Chief Financial Officer of the Company since June 25, 2004. From November 1999 until December 2001, Mr. McGovern served as the Senior Vice President & Chief Financial Officer of Multex.Com, Inc., a NASDAQ listed, internet based investment information and technology provider to the financial services industry. From August 1997 until November 1997, Mr. McGovern served as Chief Financial Officer, and from December 1997 until April 1999, as President and Chief Executive Officer, of Northsound Music Group, Inc., a producer and marketer of C.D. and cassette audio products to retailers. From December 1995 until August 1997 Mr. McGovern was the Managing Director and founding member of JJM Group, L.L.C., an investment banking firm. Prior to JJM Group, L.L.C., Mr. McGovern was President and Chief Executive Officer of Axel Electronics Inc./Sigmapower, Inc. subsidiaries of FPBSM Industries Inc., a defense electronics design and manufacturing firm. Mr. McGovern has also worked for Merrill Lynch & Co. Inc. and Coopers & Lybrand. Mr. McGovern received his MBA from Columbia University and BS from Monmouth College. Mr. McGovern is a C.P.A. in the State of New Jersey (inactive).

Andrew J. Manning, Ph.D. has served as our Executive Vice President since January 2002 and Chief Technical Officer since January 22, 2003 and has served as our director since November 23, 2004. Previously Dr. Manning served as our Executive Vice President of Operations from January 2001 to January 2002 and our Chief Operating Officer from January 2002 to November 26, 2002. Dr. Manning joined us in 1994 as Director of Process Development, and was Vice President of Manufacturing from October 1999 to January 2001. Dr. Manning has over 25 years of experience in process development, process engineering, and new plan design and start-up. Dr. Manning has held various technology management positions in thin-film industries, including Director of Manufacturing Technologies at Congoleum, and Director of Research and Engineering for Tarkett, where he was responsible for process and equipment involving coating, saturation, lamination, and substrate handling. Dr. Manning has a broad technical background, including polymers, non-woven, thermal processing and synthetic minerals. He has related experience at Celanese and Pfizer. Dr. Manning received both his Ph.D. and B.S. degrees in Chemical Engineering from Cornell University.

Ralf Tolksdorf has served as our director since November 26, 2002. Mr. Tolksdorf also serves as the Chief Financial Officer of GAIA and is a Managing Director of GAIA. Mr. Tolksdorf served as our Chief Financial Officer from November 18, 2002 to June 25, 2004. He joined GAIA in November 2000, having previously served as a financial consultant to GAIA since December 1999. Mr. Tolksdorf is also President of his own consulting company, RTU Ralf Tolksdorf Unternehmensberatung GmbH in Buxtehude, Germany. Mr. Tolksdorf has over 10 years experience as a management consultant, manager, and managing director in various business and industrial firms. Mr. Tolksdorf received his degree in Economics from the University of Göttingen.

David J. Cade has served as our director since August 1997. Mr. Cade served as our Chairman from November 1, 1999 to January 27, 2005, as our Chief Executive Officer from November 1, 1999 to February 6, 2004 and as our President and Chief Operating Officer from May 1996 to November 1999. Mr. Cade served as our Vice President of Marketing from August 1994 to May 1996 and was elected an officer in October 1994. Mr. Cade has over 30 years of experience in senior business development, marketing, sales and international strategic alliances in global telecommunications systems, electronics and information technologies. From February 1988 to October 1992, Mr. Cade was Senior Vice President of Marketing and Business Development for COMSAT Systems Division in Washington D.C. and from October 1992 to April 1994, Mr. Cade was Vice President of Sales and Marketing at Interdigital Communications Corporation, a Philadelphia company that manufactures wireless telephone systems for customers worldwide. Previously, Mr. Cade held managerial positions in Washington D.C. with Martin Marietta (now Lockheed Martin), AT&T and the Department of Defense. Mr. Cade holds an MBA from Syracuse University and an undergraduate degree from the University of Illinois.

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

AUDIT COMMITTEE

As of December 31, 2004 we did not have a separate audit committee. Rather, our entire Board of Directors performed all the functions that may be delegated to an audit committee. We plan to establish an audit committee during fiscal 2005 and are assessing which members of our Board are best qualified, based on their accounting or related financial management expertise, independence, time availability, corporate experience and other relevant factors, to serve on our audit committee. Based on our small size, early development stage and limited financial and human resources, we did not believe that creating an audit committee separate and distinct from our full Board of Directors would have been cost-effective prior to fiscal 2005.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own, directly or indirectly, more than ten percent (10%) of the registered class of our equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file. No Forms 3, 4 and 5 relating to our common stock were filed late during 2004.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our Chief Executive Officer and Chief Financial and Accounting Officers.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation paid by us during the three years ended on December 31, 2004 to our Chief Executive Officer and our other executive officers and executive officers of our subsidiaries, who were serving as executive officers on December 31, 2004 and received total salary and bonus in excess of $100,000 during fiscal year 2004 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary			Other Annual Compensation	Long-term Compensation Awards
						Securities Underlying Options/SARs (#)
Franz J. Kruger President and Chief Executive Officer of LTC (1)	2004 2003 2002	$ $ $	430,881 390,721 266,362	(2) (3) (4)		-0- -0- -0-

John J. McGovern Chief Financial Officer of LTC (5)	2004 2003 2002		$60,000 N/A N/A		(6)	-0- -0- -0-

Ralf Tolksdorf Chief Financial Officer of GAIA (7)	2004 2003 2002	$ $ $	379,927 340,332 261,199	(8) (9) (10)		-0- -0- -0-

Andrew J. Manning Executive Vice President and Chief Technical Officer of LTC	2004 2003 2002	$ $ $	175,000 148,750 155,966	(11)		-0- 100,000 -0-

(1)	Dr. Kruger served as Chief Operating Officer during fiscal 2003 and became Chief Executive Officer on February 6, 2004.
(2)	Includes $87,577 from LTC and $343,304 consulting fee from GAIA.
(3)	Includes $78,635 from LTC and $312,086 consulting fee from GAIA. $14,596 of salary payable by LTC to Dr. Kruger was deferred by LTC.
(4)	Includes $241,818 consulting fee from GAIA from January 1, 2002 through December 31, 2002 and $24,544 consulting fee from LTC from September 1, 2002 through December 31, 2002.
(5)	Mr. McGovern became Chief Financial Officer on June 25, 2004.
(6)	100,000 warrants issued to Bridgehead Partners. Mr. McGovern is the Chairman and Managing Director of Bridgehead Partners.
(7)	Mr. Tolksdorf served as Chief Financial Officer of LTC from November 18, 2002 to June 25, 2004.
(8)	Includes $87,577 from LTC and $292,350 consulting fee from GAIA.
(9)	Includes $93,035 from LTC and $247,297 consulting fee from GAIA. $14,596 of salary payable by LTC to Mr. Tolksdorf was deferred.
(10)	Includes $219,199 consulting fee from GAIA from January 1, 2002 through December 31, 2002 and $42,000 consulting fee from LTC from September 1, 2002 through December 31, 2002.
(11)	$26,250 of salary payable to Dr. Manning during 2003 was deferred by LTC.

AGGREGATED DECEMBER 31, 2004 OPTION VALUES

Name	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at FY-End (#) Exercisable/Unexercisable
Franz J. Kruger	0/0	$0/0
John J. McGovern	0/0	$0/0
Ralf Tolksdorf	0/0	$0/0
Andrew J. Manning	28,453/28,453	$0/0

The above table sets forth information with respect to the number and value of in-the-money unexercised options held by the Named Executive Officers at the end of fiscal year 2004. The value of in-the-money unexercised options held at December 31, 2004 is based on the closing “bid” price of $0.330 per share of common stock on December 31, 2004. All of the options held by Named Executive Officers had exercise prices in excess of $0.330 as of December 31, 2004. Accordingly, there were no in-the-money unexercised options as of that date. No options were exercised by the Named Executive Officer in fiscal year 2004.

LONG TERM INCENTIVE PLANS – AWARDS IN LAST FISCAL YEAR

Name	Number of Shares, Units or Other Rights (#)		Performance or other Period Until Maturation or Payout
Franz J. Kruger President and Chief Executive Officer of LTC (1)	0

John J. McGovern Chief Financial Officer of LTC (5)	50,000 50,000	(1) (1)	6/1/04(2) 4/14/05(2)

Ralf Tolksdorf Chief Financial Officer of GAIA (7)	0

Andrew J. Manning Executive Vice President and Chief Technical Officer of LTC	0

(1)	Five year warrants to purchase shares of LTC common stock at $1.91 per share.
(2)	Vesting date.

EMPLOYMENT AGREEMENTS AND CERTAIN EMPLOYEE MATTERS

We entered into an Employment Agreement with Franz J. Kruger, for a period of three years commencing as of April 15, 2003. The Agreement provides for a salary of $97,308 per year to be paid by LTC.

We entered into an Employment Agreement with Ralf Tolksdorf, for a period of three years commencing as of April 15, 2003. The Agreement provides for a salary of $97,308 per year to be paid by LTC.

We entered into an Employment Agreement with Andrew J. Manning, for a period of three years commencing as of January 1, 2002. Dr. Manning received a salary of $150,000 per year until the first closing of the Share Exchange, which was increased to $175,000 per year thereafter.

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

GAIA entered into a Consultancy Agreement with InnoventisConsulting GmbH with respect to the services of Dr. Franz Kruger as the Chairman of Management of GAIA pursuant to which Innoventis represented Dr. Kruger. The Consultancy Agreement was terminated on March 31, 2004. Innoventis charged a monthly fee of €23,000 ($31,381) for Dr. Kruger’s services.

GAIA entered into a Consultancy Agreement with RTU Ralf Tolksdorf Unternehmensberatung GmbH with respect to the services of Ralf Tolksdorf as the Managing Director of Finances, Organization etc. of GAIA. RTU represents Mr. Tolksdorf. The Consultancy Agreement has a four-year term from September 1, 2002 to August 31, 2006. RTU charges a monthly fee of €18,800 ($25,700) for Mr. Tolksdorf’s services.

We entered into a services agreement with Bridgehead Partners dated June 1, 2004 pursuant to which Bridgehead Partners performs financial reporting and related services. Our Chief Financial Office, John J. McGovern, is the Chairman and Managing Director of Bridgehead Partners. On May 6, 2005, we entered into an agreement extending the June 1, 2004 services agreement from January 1, 2005 until May 31, 2005. The original services agreement with Bridgehead Partners had an initial term of June 1, 2004 through December 31, 2004. Pursuant to the extension of the Bridgehead Partners services agreement the Company will pay a $15,000 per month retainer and $35,000 of the performance bonus payable under the original services agreement, and will issue five year fully vested warrants for 200,000 shares of Company common stock with an exercise price of $0.064. As of May 6, 2005, Bridgehead also vested in the second tranche (50,000 shares) of warrants from the original services agreement. The original Bridgehead Partners services agreement provided for a $10,000 per month retainer and five year warrants for 100,000 shares of Company common stock with an exercise price of $1.91. The first tranche vested on June 1, 2004.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP

The following table sets forth as of May 11, 2005, the number and percentage of outstanding shares of our common stock beneficially owned by executive officers, directors and stockholders owning at least 5% of our common stock.

Name of Owner	Shares Beneficially Owned		Percentage of Class (1)
Arch Hill Capital N.V. (2)	232,229,000	(10)	80%
Stichting Gemeenschappelijk Bezit LTC(2)	225,637,589	(11)	78%
Stichting Gemeenschappelijk Bezit GAIA(2)	6,591,411	(12)	7%
David Cade (3)(5)	42,575	(13)	*
Stephen Hope (3) (5)	62,821	(14)	*
Ralph Ketchum (3) (5)	36,123	(15)	*
Franz J. Kruger (4) (5) (7)	-0-	(16)	-0-
Andrew J. Manning (3) (5) (8)	28,453	(13)	*
Arif Maskatia (3) (5)	3,167	(13)	*
John J. McGovern (3) (5)(9)	300,000	(17)	*
Marnix Snijder (2) (5)	-0-	(18)	-0-
Ralf Tolksdorf (4) (5)	-0-	(19)	-0-
Hendrikus Harold van Andel (2) (6)	-0-	(20)	-0-
All Executive Officers and Directors as a Group (10 persons)	473,139	(16)(18)(19)(21)	*

(1)	The percentage of class calculation for each person or entity is based on the number of shares of LTC common stock outstanding as of May 11, 2005 95,378,364 plus the number of shares of LTC common stock issuable to the person or entity upon exercise of convertible securities held by such person or entity.
(2)	Address: Parkweg 2, NL - 2585 JJ’s Gravenhage, Netherlands.
(3)	Address c/o Lithium Technology Corporation, 5115 Campus Drive, Plymouth Meeting, PA 19462.
(4)	Address c/o GAIA Akkumulatorenwerke GmbH, Montaniastrasse 17, D-99734 Nordhausen, Germany.
(5)	Director of LTC.
(6)	Chairman of LTC.
(7)	President and Chief Executive Officer of LTC.
(8)	Executive Vice President of LTC.
(9)	Chief Financial Officer of LTC.
(10)	Consists of all of the securities owned by Stichting Administratiekantoor GAIA (“Stichting GAIA”) and Stichting Administratiekantoor LTC (“Stichting LTC”). See Notes (11) and (2).
(11)	Consists of 29,828,246 shares of LTC common stock, 42,619,718 shares issuable as a result of the conversion of $3,000,000 of convertible notes and payment of interest (shares to be issued by June 1, 2005), 1,500,000 shares issuable upon exercise of $2.00 warrants, 9,889,625 shares issuable upon conversion of $2.40 warrants, 34,100,000 shares issuable upon conversion of $1,705,000 of Series A Preferred/Notes (at an assumed conversion price of $.05), 17,050,000 shares issuable upon conversion of 125% A Warrants, 17,050,000 shares issuable upon conversion of 150% A Warrants, 36,800,000 shares issuable upon conversion of Series B Preferred/Notes (at an assumed conversion price of $0.05 per share), 18,400,000 shares issuable upon conversion of 125% B Warrants and 18,400,000 shares issuable upon conversion of 150% B Warrants.

(12)	Consists of 5,981,036 shares of LTC common stock and 610,375 shares issuable upon conversion of $2.40 warrants.
(13)	Consists of options.
(14)	Includes options to purchase 4,250 shares; 54,054 shares held directly by Mr. Hope; and 4,517 shares held by Hazel Hope, the Executrix of the Estate of Henry Hope.
(15)	Includes options to purchase 4,417 shares; 19,214 shares held directly by Mr. Ketchum; and 12,492 shares held by Mr. Ketchum’s spouse.
(16)	Does not include 278,352 shares of LTC common stock held by Stichting GAIA which in turn holds an interest in such shares for the benefit of Franz Kruger. Dr. Kruger does not have the power to vote or control the disposition of such shares nor does he have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares. Stichting GAIA does not have the power to vote or control the disposition of such shares nor does it have the right to receive such shares on any specific date and accordingly disclaims beneficial ownership of such shares.
(17)	Consists of warrants.
(18)	Does not include 1,116,000 shares of LTC common stock held by Stichting GAIA, for the benefit of Marnix Snijder. Mr. Snijder does not have the power to vote or control the disposition of such shares, nor does he have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares.
(19)	Does not include 261,651 shares of LTC common stock held by Stichting GAIA, for the benefit of Ralf Tolksdorf. Mr. Tolksdorf does not have the power to vote or control the disposition of such shares, nor does he have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares.
(20)	Does not include 4,200,000 shares of LTC common stock held by Stichting GAIA, for the benefit of Hendrikus Harold van Andel. Mr. van Andel does not have the power to vote or control the disposition of such shares, nor does he have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares.
(21)	Includes 90,277 shares and options/warrants to purchase 382,862 shares.
*	Less than 1%.

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

In April and August 2004, we exchanged certain debt owed to Arch Hill Capital and Arch Hill Ventures for our equity securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In December 2004, $3,000,000 of April 2004 debentures accrued and unpaid interest were converted by Stichting LTC into 42,619,718 shares of common stock. Stichting LTC is entitled to acquire from us pursuant to a Notice of Conversion dated December 8, 2004, 40,000,000 fully paid and nonassessable shares of our common stock pursuant to the conversion of $3,000,000 principal amount of Debentures dated April 13, 2004, and 2,619,178 shares of common stock in payment of $196,438.36 of accrued and unpaid interest on the debentures, for a total of 42,619,178 shares of common stock.

On May 11, 2005, we entered into an agreement with Stichting LTC amending the terms of the Series B Units held by Stichting LTC. The Amendment resulted in an increase in the number of shares of our securities beneficially held by Stichting LTC and Arch Hill Capital. All of the B Units are held by Stichting LTC, an entity controlled by Arch Hill Capital. In addition, since we have no Series A or Series B Preferred Stock currently authorized, pursuant to the Amendment Agreement, on May 6, 2005, Stichting LTC exchanged the right to receive Series A and Series B Preferred Stock into LTC Convertible Promissory Notes having the same terms as the Series A and Series B Preferred Stock, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of May 11, 2005, Arch Hill Capital beneficially owned 232,229,000 shares of our common stock which constitutes approximately 80% of our common stock on an as-converted basis, including shares beneficially owned by Arch Hill Capital and shares issuable upon conversion of convertible securities held by Arch Hill Capital but not including any shares issuable upon conversion of outstanding convertible securities held by any other person. Accordingly, Arch Hill Capital is a controlling stockholder and is able to control the outcome of all matters submitted to our stockholders for approval, including the election of our directors, amendments to our Certificate of Incorporation or a merger, sale of assets or other significant transactions, without the approval of our other stockholders. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in us. As a result, Arch Hill Capital has an effective veto power over the management and operations of, and corporate transactions by, us, GAIA Holding or GAIA which management or non-control stockholders of such entities might desire. The calculation of percentage of our common stock beneficially owned by Arch Hill Capital is based on the number of shares of our common stock currently outstanding as of May 6, 2005 (88,878,364) plus the number of shares of our common stock issuable to Arch Hill Capital upon conversion of convertible securities held by such entity. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”

Stichting GAIA holds an interest in 278,352 shares for the benefit of Franz Kruger and 261,651 of such shares for the benefit of Ralf Tolksdorf and 4,200,000 shares for the benefit of Harold van Andel. Stichting GAIA intends to transfer the underlying shares of common stock to Dr. Kruger and Mr. Tolksdorf once such shares are included in an effective registration statement filed with the SEC and upon payment to Arch Hill Ventures of €76,200 by Dr. Kruger and €71,268 by Mr. Tolksdorf plus 6% interest on such amount from March 1, 2001. Dr. Kruger does not have the power to vote or control the disposition of such shares nor does he have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares. Mr. Tolksdorf does not have the power to vote or control the disposition of such shares nor does he have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares. Stichting GAIA does not have the power to vote or control the disposition of such shares nor does it have the right to receive such shares on any specific date and accordingly disclaims beneficial ownership of such shares. Mr. van Andel does not have the power to vote or control the disposition of such shares nor does he have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares.

We have entered into agreements with our executive officers as described above in Item 10 “Executive Compensation”.

We believe that the transactions described above were fair to us and were as favorable to us as those that we might have obtained from non-affiliated third parties, given the circumstances under which such transactions were proposed and effectuated.

ITEM 13. EXHIBITS

(a) Exhibits. The following Exhibits are filed as part of this Report or incorporated herein by reference:

3.1	Restated Certificate of Incorporation (1)

3.2	By-Laws, as amended (1)

3.3	Amended Certificate of Designation (2)

3.4	Certificate of Amendment to Restated Certificate of Incorporation (3)

4.1	10% Convertible Debenture Due 2006 (4)

4.2	Form of Convertible Debenture dated as of April 13, 2004 between Lithium Technology Corporation and Arch Hill Capital N.V. (5)

4.3	Form of Convertible Note Issuable in Lieu of Series A Preferred Stock. (6)

4.4	Form of Convertible Note Issuable in Lieu of Series B Preferred Stock. +

4.5	Form of Unsecured 12% Debentures. +

10.1	1994 Stock Incentive Plan, as amended (7)

10.2	Directors Stock Option Plan (7)

10.3	1998 Stock Incentive Plan (8)

10.4	2002 Stock Incentive Plan (9)

10.5	Form of Stock Option Agreement relating to LTC’s 1994 Stock Incentive Plan, as amended (10)

10.6	Form of Stock Option Agreement relating to LTC’s Directors Stock Option Plan (7)

10.7	Form of Stock Option Agreement relating to LTC’s 1998 Stock Incentive Plan (8)

10.8	Form of Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan (9)

10.9	Form of Non-Qualified Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan [For Employees] (9)

10.10	Form of Non-Qualified Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan [For Consultants and Non-Employee Directors] (9)

10.11	Lease Agreement, dated July 22, 1994, between PMP Whitemarsh Associates and LTC and Addendum dated July 22, 1994 (10)

10.12	First Amendment to Lease, dated March 19, 2001, between PMP Whitemarsh Associates and LTC (11)

10.13	Second Amendment to Lease, dated March 21, 2003, between PMP Whitemarsh Associates and LTC (1)

10.14	Third Amendment to Lease, dated March 2004, between PMP Whitemarsh Associates and LTC (5)

10.15	Form of Third Warrant Amendment Agreement (9)

10.16	Employment Agreement, dated January 1, 2002, between David Cade and LTC (9)

10.17	Employment Agreement, dated January 1, 2002, between Andrew J. Manning and LTC (9)

10.20	License Agreement, dated as of December 31, 2001, from LTC to Ilion [Schedules Omitted] (12)

10.21	License Agreement, dated as of December 31, 2001, from Ilion to LTC [Schedules Omitted] (12)

10.23	Bridge Financing Agreement, dated as of December 31, 2001, between LTC and Arch Hill Capital [Schedules and Exhibits omitted] (12)

10.24	Form of Convertible Promissory Note to be issued under the Bridge Financing Agreement between LTC and Arch Hill Capital (12)

10.25	Bridge Financing Amendment Agreement, dated as of March 20, 2002, between LTC and Arch Hill Capital (9)

10.26	Bridge Financing Amendment Agreement No. 2, dated as of May 30, 2002, between LTC and Arch Hill Capital (13)

10.28	Bridge Financing Amendment Agreement No. 3, dated as of July 29, 2002, between LTC and Arch Hill Capital (14)

10.30	Bridge Financing Amendment Agreement No. 4, dated as of October 4, 2002, between Lithium Technology Corporation and Arch Hill Capital N.V. (15)

10.31	Strategic Alliance Agreement, dated as of October 4, 2002, by and between Lithium Technology Corporation and GAIA Akkumulatorenwerke GmbH (15)

10.32	Form of Warrant, dated October 4, 2002, issued to principals of Colebrooke Capital, Inc. (15)

10.34	Form of Warrant, dated December 13, 2002, issued to principals of Colebrooke Capital, Inc. (19)

10.35	Consultancy Agreement, dated August 19, 2002, between GAIA Akkumulatorenwerke GmbH and InnoventisConsulting GmbH with respect to services of Dr. Franz Kruger (1)

10.36	[Omitted]

10.37	Federal Ministry of Education and Research (Germany), Grant Notification to GAIA, dated September 11, 2000, for the project “Collaborative project: Energy supply platform for autonomous microsystems—microsolar; subproject: battery technology” (1)

10.38	Federal Ministry of Economics and Technology (Germany), Grant Notification to GAIA, dated September 10, 2001, for the project “Future investment programme ZIP 2001; lithium-ionic-polymeric batteries for hybrid vehicles with an extremely low fuel consumption” (1)

10.39	Federal Ministry of Economics and Technology (Germany), Grant Notification to GAIA, dated July 31, 2002, for the project “Development of the lithium-ion polymeric accumulator design” (1)

10.40	Loan Contract No. 1101216000, dated June 24, 1998, between GAIA and Bank fur Kleine und Mittlere Unternehmen (Bank for Small and Mid-Sized Companies) Aktiengesellschaft (1)

10.41	Loan with initial fixed-rate interest, dated July 22, 1998, between GAIA and Kreissparkasse Nordhausen (Direct Savings Bank) (1)

10.42	Loan Contract and Agreement on Subordination, dated [illegible] between GAIA and Arch Hill Ventures N.V. (1)

10.43	Partnership Agreement, dated [illegible], between GAIA and Frankendael Participatiemaatschappij N.V. (1)

10.44	Partnership Agreement, dated March 4, 1999, between GAIA and Tamarchco GmbH (1)

10.45	Partnership Agreement, dated [illegible], between GAIA and Tamarchco GmbH (1)

10.46	Partnership Agreement, dated [illegible], between GAIA and Tamarchco GmbH (1)

10.47	Employment Agreement, dated April 15, 2003, between LTC and Franz Kruger (1)

10.48	Employment Agreement, dated April 15, 2003, between LTC and Ralf Tolksdorf (1)

10.49	Bridge Financing Amendment Agreement No. 5, dated as of April 14, 2003 between LTC and Arch Hill Capital (1)

10.50	[Omitted]

10.51	Partnership Agreement dated August 21, 1998 between GAIA Akkumulatorenwerke GmbH and Technologie-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (2)

10.52	Consultancy Agreement, dated July 31, 2003, between GAIA Akkumulatorenwerke GmbH and Ralf Tolksdorf Unternehmensberatung GmbH (3)

10.53	Form of Securities Purchase Agreement, dated as of January 20, 2004 between Lithium Technology Corporation and the Investors [Schedules and Exhibits omitted] (4)

10.54	Form of Secured Convertible Debenture dated as of January 20, 2004 between Lithium Technology Corporation and the Investors (4)

10.55	Form of Stock Purchase Warrant dated as of January 20, 2004 between Lithium Technology Corporation and the Investors (4)

10.56	Form of Registration Rights Agreement dated as of January 20, 2004 between Lithium Technology Corporation and the Investors (4)

10.57	Form of Security Agreement dated as of January 20, 2004 between Lithium Technology Corporation and the Investors (4)

10.58	Form of Intellectual Property Security Agreement dated as of January 20, 2004 between Lithium Technology Corporation and the Investors [Schedules and Exhibits omitted] (4)

10.59	Form of Lien Agreement dated as of January 20, 2004 between GAIA Akkumulatorenwerke GmbH and the Investors (4)

10.60	Form of Debt Exchange Agreement, dated as of April 13, 2004 between Lithium Technology Corporation, GAIA Holding N.V., GAIA Akkumulatorenwerke GmbH, Arch Hill Capital N.V. and Arch Hill Ventures N.V. (5)

10.62	Form of $2.00 Stock Purchase Warrant dated as of April 13, 2004, issued to Arch Hill Capital N.V. (5)

10.63	Form of $2.40 Stock Purchase Warrant dated as of April 13, 2004, issued to Arch Hill Capital N.V. (5)

10.64	Form of Stock Purchase Warrant dated as of May 5, 2004 issued to finders in January 10% Convertible Debenture financing. (16)

10.65	Form of Consulting Agreement dated as of July 12, 2004 between Lithium Technology Corporation and Ilion Technology Corporation. (17)

10.66	Form of 125% A Warrant. (18)

10.67	Form of 150% A Warrant. (18)

10.68	Form of 125% B Warrant. (18)

10.69	Form of 150% B Warrant. (18)

10.70	Standby Equity Distribution Agreement dated as of March 11, 2005 between Lithium Technology Corporation and Cornell Capital Partners, L.P. [Schedules omitted]. +

10.71	Registration Rights Agreement dated March 11, 2005 by and between Lithium Technology Corporation and Cornell Capital Partners, LP in connection with the Standby Equity Distribution Agreement. +

10.72	Placement Agent Agreement dated as of March 11, 2005 by and among Lithium Technology Corporation, Cornell Capital Partners, LP and Newbridge Securities Corporation in connection with the Standby Equity Distribution Agreement. +

10.73	Escrow Agreement dated as of March 11, 2005 by and between Lithium Technology Corporation and Cornell Capital Partners, LP in connection with the Standby Equity Distribution Agreement. +

10.74	Form of Debenture Purchase Agreement dated as of March 11, 2005 [Schedules and Exhibits omitted]. +

10.75	Form of Escrow Agreement dated as of March 11, 2005 entered in connection with the Debenture Purchase Agreement. +

10.76	Fourth Amendment to Lease, dated March 31, 2005, between PMP Whitemarsh Associates and LTC. +

10.77	Series B Amendment Agreement, dated as of May 6, 2005. +

10.78	Form of Warrant dated as of June 1, 2004 issued to Bridgehead Partners, LLC +

14.0	Lithium Technology Corporation Code of Ethics (5)

21.1	List of Subsidiaries (1)

23.1	Consent of PricewaterhouseCoopers L.L.P. +

23.2	Consent of BDO Siedman L.L.P. +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(1)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(2)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.
(3)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.
(4)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated January 26, 2004.
(5)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
(6)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.
(7)	Incorporated herein by reference to the exhibits contained in LTC’s Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, dated January 19, 1996
(8)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
(9)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
(10)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
(11)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.
(12)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated January 23, 2002.
(13)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated June 7, 2002.
(14)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.
(15)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated October 4, 2002.
(16)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.
(17)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
(18)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated August 30,2004.
(19)	Incorporated herein by reference to LTC’s Current Report on Form 8-KA, dated October 4, 2002
+	Exhibit filed herewith in this Report.

(b) Reports on Form 8K. During the quarter ended December 31, 2004, we filed the following Reports on Form 8-K.

We filed a Form 8-K dated November 5, 2004 reporting on the sale of securities in a private placement.

We filed a Form 8-K dated November 9, 2004 reporting on the sale of securities in a private placement.

We filed a Form 8-K dated December 1, 2004 reporting on the sale of securities in a private placement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for fiscal 2003 for professional services rendered by PricewaterhouseCoopers as our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2003 was $258,000.

The aggregate fees billed for fiscal 2004 for professional services rendered by BDO Siedman as our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2004 was $108,800.

AUDIT-RELATED FEES

The aggregate fees billed in each of fiscal 2003 and 2004 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $0 and $0, respectively.

TAX FEES

The aggregate fees billed in each of fiscal 2003 and 2004 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $0, respectively.

ALL OTHER FEES

The aggregate fees billed in each of fiscal 2003 and 2004 for products and services provided by our principal accountant (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

The decision to retain BDO Siedman as our principal accountant was approved at a meeting of our Board of Directors held on June 14, 2004. We do not currently have a separate audit committee. Currently, our entire Board of Directors performs all the functions that may be delegated to an audit committee. We plan to establish an audit committee during fiscal 2005 and are currently assessing which members of our Board are best qualified, based on their accounting or related financial management expertise, independence, time availability, corporate experience and other relevant factors, to serve on our audit committee. Based on our small size, early development stage and limited financial and human resources, we did not believe that creating an audit committee separate and distinct from our full Board of Directors would have been cost-effective prior to fiscal 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION

Date: May 11, 2005	BY:	/s/ Franz J. Kruger
Franz J. Kruger, Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2005	BY:	/s/ John J. McGovern
John J. McGovern, Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	Title	Date
/s/ Hendrikus Harold van Andel Hendrikus Harold van Andel	Chairman of the Board	May 11, 2005

/s/ Franz J. Kruger Franz J. Kruger	Chief Executive Officer and Director	May 11, 2005

/s/ John J. McGovern John J. McGovern	Chief Financial Officer and Director	May 11, 2005

/s/ Andrew Manning Andrew Manning	Executive Vice President, Chief Technical Officer and Director	May 11, 2005

/s/ David J. Cade David J. Cade	Director	May 11, 2005

/s/ Stephen F. Hope Stephen F. Hope	Director	May 11, 2005

/s/ Ralph D. Ketchum Ralph D. Ketchum	Director	May 11, 2005

/s/ Arif Maskatia Arif Maskatia	Director	May 11, 2005

/s/ Marnix A. Snijder Marnix A. Snijder	Director	May 11, 2005

/s/ Ralf Tolksdorf Ralf Tolksdorf	Director	May 11, 2005

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Report of Independent Registered Public Accounting Firms	F-2-F-3

Consolidated Balance Sheet at December 31, 2004	F-4

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2004 and 2003 and the period from February 12, 1999 (inception of development stage) to December 31, 2004	F-5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period from February 12, 1999 (inception of development stage) to December 31, 2004	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003 and the period from February 12, 1999 (inception of development stage) to December 31, 2004	F-7

Notes to Consolidated Financial Statements	F-8 to F-24

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Lithium Technology Corporation

Plymouth Meeting, Pennsylvania

We have audited the accompanying consolidated balance sheets of Lithium Technology Corporation as of December 31, 2004 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended and for the period February 19, 1999 (inception of development stage) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lithium Technology Corporation at December 31, 2004, and the results of its operations and its cash flows for the year then ended and for the period February 19, 1999 (inception of development stage) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Siedman, LLP

Philadelphia, Pennsylvania

April 15, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lithium Technology Corporation:

In our opinion, the consolidated statements of operations and comprehensive loss, of stockholders’ equity (deficit) and of cash flows for the year ended December 31, 2003 present fairly, in all material respects, the results of operations and cash flows of Lithium Technology Corporation and subsidiaries (development stage companies) for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

April 13, 2004

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONSOLIDATED BALANCE SHEET

December 31, 2004

December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$240,000
Accounts receivable	121,000
Inventories	141,000
Related party receivable	187,000
Prepaid expenses and other current assets	725,000

Total current assets	1,414,000
Property and equipment, net	6,461,000
Intangibles, net	8,416,000
Other assets	237,000

Total assets	$16,528,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,750,000
Accrued salaries	511,000
Current portion of long term debt	750,000
Payable to related party	—
Other current liabilities and accrued expenses	1,390,000

Total current liabilities	5,401,000
LONG-TERM LIABILITIES, LESS CURRENT PORTION
Subordinated loans from related party	5,684,000
Other long-term liabilities, less current portion	9,552,000
Convertible debt securities	1,859,000

Total long-term liabilities	17,095,000

Total liabilities	22,496,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $.01 per share, Authorized—100,000 shares; Issued and outstanding: none	—
Preferred stock A, par value $1.00 per share, Authorized, issued and outstanding: none	3,473,000
Preferred stock B, par value $1.00 per share, Authorized, issued and outstanding: none	1,840,000
Common stock, par value $.01 per share, Authorized—125,000,000 shares; Issued and outstanding 53,923,964 shares	540,000
Additional paid-in capital	50,105,000
Cumulative translation adjustments	(5,816,000)
Accumulated deficit	(200,000)
Deficit accumulated during development stage	(55,910,000)

Total stockholders’ deficit	(5,968,000)

Total liabilities and stockholders’ deficit	$16,528,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years ended December 31, 2004 and 2003

And for the period from February 12, 1999 (inception of development stage) to December 31, 2004

	YEARS ENDED DECEMBER 31,		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31,
	2004	2003	2004
REVENUES
Development contracts and prototype sales	$766,000	$229,000	$1,117,000

COSTS AND EXPENSES
Engineering, research and development	5,395,000	4,383,000	18,906,000
General and administrative	4,525,000	3,665,000	13,583,000
Depreciation and amortization	1,824,000	1,489,000	10,054,000
Intangibles expensed	—	—	3,700,000
Loss (gain) on sale of assets	57,000	7,000	107,000

	11,801,000	9,544,000	46,350,000
OTHER INCOME (EXPENSE)
Foreign government subsidies	435,000	885,000	2,842,000
Interest expense, net of interest income	(1,766,000)	(1,761,000)	(7,354,000)
Interest expense related to amortization of discount on convertible debt	(2,385,000)	—	(2,385,000)

	(3,716,000)	(876,000)	(6,897,000)

NET LOSS	$(14,751,000)	$(10,191,000)	$(52,130,000)

Charge for imbedded derivative and warrants—preferred shares	(3,654,000)	—	(3,654,000)
Dividends on preferred shares	(126,000)	—	(126,000)
Net loss to common shareholders	$(18,531,000)	(10,191,000)	$(55,910,000)

OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	567,000	(4,794,000)	(5,816,000)

COMPREHENSIVE LOSS	$(17,964,000)	$(14,985,000)	$(61,726,000)

Weighted average number of common shares outstanding:	32,612,005	9,978,797

Basic and diluted net loss per share:	$(0.57)	$(1.02)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from February 12, 1999 (inception of development stage) to December 31, 2004

	Convertible Preferred Stock *		Common Stock *		Additional Paid-in Capital *	Cumulative Translations Adjustments	Accumulated Deficit	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount
Balances at February 12, 1999	1,000	$—	—	$—	$20,000	$—	$(200,000)	$—
Foreign currency translation adjustments	—	—	—	—	—	478,000	—	—
Net loss	—	—	—	—	—	—	—	(9,208,000)

Balances at December 31, 1999	1,000	—	—	—	20,000	478,000	(200,000)	(9,208,000)
Foreign currency translation adjustments	—	—	—	—	—	489,000	—	—
Net loss	—	—	—	—	—	—	—	(4,586,000)

Balances at December 31, 2000	1,000	—	—	—	20,000	967,000	(200,000)	(13,794,000)
Foreign currency translation adjustments	—	—	—	—	—	694,000	—	—
Capital contribution on asset transfer with Arch Hill affiliate	—	—	—	—	149,000	—	—	—
Net loss	—	—	—	—	—	—	—	(4,210,000)

Balances at December 31, 2001	1,000	—	—	—	169,000	1,661,000	(200,000)	(18,004,000)
Capital contribution by Arch Hill affiliate in lieu of debt repayment	—	—	—	—	1,585,000	—	—	—
Common stock deemed issued in Share Exchanges	—	—	3,214,855	32,000	7,021,000	—	—	—
Stock issued upon conversion of convertible notes	—	—	1,196,604	12,000	1,903,000	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(3,250,000)	—	—
Net loss	—	—	—	—	—	—	—	(9,184,000)

Balances at December 31, 2002	1,000	—	4,411,459	44,000	10,678,000	(1,589,000)	(200,000)	(27,188,000)
Foreign currency translation adjustments	—	—	—	—	—	(4,794,000)	—	—
Net loss	—	—	—	—	—	—	—	(10,191,000)

Balances at December 31, 2003	1,000	—	4,411,459	44,000	10,678,000	(6,383,000)	(200,000)	(37,379,000)
Common stock issued upon conversion of preferred stock	(1,000)	—	5,567,027	56,000	(56,000)	—	—	—
Stock issued upon conversion of convertible notes	—	—	29,045,650	291,000	33,546,000	—	—	—
Issuance of convertible preferred stock	7,095,000	7,095,000	—	—	—	—	—	—
Common stock issued as dividend on convertible preferred stock	—	—	571,964	6,000	120,000	—	—	(126,000)
Stock issued for services	—	—	54,216	—	105,000	—	—	—
Warrant issued for services	—	—	—	—	294,000	—	—	—
Stock issued upon conversion of 10% convertible debentures	—	—	3,511,988	35,000	1,020,000	—	—	—
Charge for fair value of warrants	—	—	—	—	2,279,000	—	—	(2,279,000)
Charge for embedded derivative	—	—	—	—	—	—	—	(1,375,000)
Stock issued upon conversion of convertible preferred stock	(1,782,000)	(1,782,000)	10,761,660	108,000	2,119,000	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	567,000	—	—
Net loss	—	—	—	—	—	—	—	(14,751,000)

Balances at December 31, 2004	5,313,000	$5,313,000	53,923,964	$540,000	$50,105,000	$(5,816,000)	$(200,000)	$(55,910,000)

*	Amounts have been adjusted to account for amendment to terms of the Series A Preferred Stock and the reverse stock split as described in Note 14.

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2004 and 2003

For the period from February 12, 1999 (inception of development stage) to December 31, 2004

	YEARS ENDED DECEMBER 31,		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2004
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,751,000)	$(10,191,000)	$(52,130,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,824,000	1,489,000	10,054,000
In-process research and development expensed	—	—	3,700,000
Loss on sale of assets	57,000	7,000	107,000
Non cash interest expense	3,926,000	1,595,000	7,964,000
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(106,000)	3,000	(120,000)
Inventories	(25,000)	29,000	(108,000)
Prepaid expenses and other current assets	(170,000)	64,000	(335,000)
Accounts payable and accrued expenses	1,575,000	1,162,000	3,934,000

Net cash used in operating activities	(7,670,000)	(5,842,000)	(26,934,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(911,000)	(578,000)	(4,590,000)
Investment in intangibles	(143,000)	(23,000)	(274,000)
Cash received in connection with Share Exchanges	—	—	20,000
Deposit on equipment	(26,000)	(100,000)	(226,000)
Proceeds from sale of assets	21,000	89,000	154,000

Net cash used in investing activities	(1,059,000)	(612,000)	(4,916,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of loans from financial institutions	(408,000)	(69,000)	(2,128,000)
Proceeds (repayments) of silent partnership loans	—	—	102,000
Proceeds (repayments) from related party loans	—	(363,000)	16,908,000
Proceeds from 10% convertible debentures, net of cost of issue	1,686,000	—	1,686,000
Proceeds from Series A & B units, net of cost of issue	3,550,000	—	3,550,000
Proceeds received from non-convertible promissory
notes from related party	4,000,000	6,872,000	11,961,000

Net cash provided by financing activities	8,828,000	6,440,000	32,074,000

Effect of exchange rate changes on cash	14,000	(24,000)	8,000

Net increase (decrease) in cash and cash equivalents	113,000	(38,000)	237,000
Cash and cash equivalents, beginning of period	127,000	165,000	3,000

Cash and cash equivalents, end of period	$240,000	$127,000	$240,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$225,000	$166,000	$711,000
Conversion of convertible debt into common stock	33,837,000	—	35,752,000
Conversion of convertible debt into preferred stock	3,545,000	—	3,545,000
Stock issued for services	105,000	—	105,000
Stock issued as dividend on convertible preferred stock	126,000	—	126,000
Warrants issued for services	294,000	—	294,000
Conversion of bridge notes to debentures	3,000,000	—	3,000,000
Conversion of A Units into common stock	1,782,000	—	1,782,000
Conversion of January 2004 debentures into common stock	1,055,000	—	1,055,000
Capital contribution by affiliate of Arch Hill in lieu of debt payment	—	—	1,734,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION, BUSINESS OF THE COMPANY AND RECENT DEVELOPMENTS

In 2002, Lithium Technology Corporation (“LTC”) closed share exchanges in which LTC acquired ownership of 100% of GAIA Holding B.V. (“GAIA Holding”) from Arch Hill Ventures, N.V., a private company limited by shares, incorporated under the laws of the Netherlands (“Arch Hill Ventures”), which is controlled by Arch Hill Capital N.V. (“Arch Hill Capital”), a private company limited by shares, incorporated under the laws of the Netherlands (the “Share Exchanges”). In November 2004, Arch Hill Capital and Arch Hill Ventures transferred all LTC securities owned by such entities to Stichting Gemeenschappelijk Bezit GAIA (“Stichting GAIA”) and Stichting Gemeenschappelijk Bezit LTC (“Stichting LTC”), entities controlled by Arch Hill Capital.

Subsequent to the Share Exchanges, Arch Hill Capital effectively controls LTC. As a result, the Share Exchanges were accounted for as a reverse acquisition, whereby for financial reporting purposes, GAIA Holding is considered the acquiring company. Hence, the historical financial statements of GAIA Holding became the historical financial statements of the Company and include the results of operations of LTC only from the acquisition date of October 4, 2002.

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

Effective July 28, 2003, LTC implemented a one-for-twenty reverse stock split of the Company’s common stock (See Note 10). On May 9, 2003, the Company reduced the outstanding and authorized Series A Preferred Stock from 100,000 to 1,000 shares. The reverse stock split and Preferred Stock reduction have been reflected retroactively in the consolidated financial statements and notes for all periods presented and all applicable references as to the number of common shares and per share information, preferred shares, stock option data and market prices have been restated to reflect the reverse stock split and Preferred Stock reduction. In addition, stockholders’ deficit has been restated retroactively for all periods presented for the par value of the number of shares that were eliminated.

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

LONG-LIVED ASSETS

The Company periodically evaluates the carrying value of long-lived assets when events and circumstances indicate the carrying amounts may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows expected to result from the use and eventual disposition from such assets are less than the carrying value. If the sum of the expected cash flows (undiscounted and without finance charges) is less than the carrying amount of the asset, the Company recognizes an impairment loss on the asset. In that event, a loss is recognized for the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined by quoted market prices in active markets, if available, or by using the anticipated cash flows discounted at a rate commensurate with the risks involved. The Company conducted an evaluation of the carrying values of the its long-lived assets, specifically its patents, at the end of 2004. In performing this evaluation, the Company analyzed and confirmed the continued applicability of these patented technologies in the Company’s products and their recoverability from projected future cash flows of the Company as embodied in the Company’s internal strategic forecast.

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

NET LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share. These shares were converted to Common Stock during 2004. The Company made such determination because: 1) Arch Hill Capital, which controls the Company, has the ability to authorize the necessary shares for conversion; 2) the preferred shares have no significant preferential rights above the common shares; and 3) the preferred shares will automatically convert at a later date upon proper share authorization. As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the years ended December 31, 2004 and 2003 was as follows:

	2004	2003
Series A Preferred Stock	—	5,567,027
Common Stock	32,612,005	4,411,770

Total	32,612,005	9,978,797

Due to net losses in the years ended December 31, 2004 and 2003, the effect of the potential common shares resulting from convertible promissory notes payable, stock options and warrants in those years were excluded, as the effect would have been anti-dilutive.

	2004	2003
Convertible promissory notes	—	1,955,188
10% convertible debentures	16,437,370	—
Contingently issuable shares under promissory notes	—	2,462,786
Contingently issuable shares under 10% debentures	4,904,351	—
Warrants	423,596	—
Contingently issuable warrants under A and B Units	2,452,176	—

Total	24,217,493	4,417,974

Total stock options and warrants outstanding were 25,212,542 and 1,152,174 as of December 31, 2004 and 2003, respectively. Of these 20,265,104 options and warrants to purchase shares of common stock are at prices ranging from $0.22 to $9.60 per share and therefore were not included in the computation of diluted earnings per share because the exercise price of the options exceeds the average market price and would have been anti-dilutive.

RESTATEMENT OF 2004 QUARTERLY RESULTS

In connection with the audit of the Company’s financial statements, the Company determined that Generally Accepted Accounting Principles were not correctly applied to certain complex financing transactions, and that adjustments to the Company’s financial statements were required. The restatement relates to the accounting for the variable conversion feature on the Company’s 10% Convertible Debentures and its Series A Convertible Preferred Stock. The conversion feature on the 10% Convertible Debentures and the Series A Convertible Preferred Stock has been determined to be an embedded derivative under SFAS 133, which is required to be reflected as a liability at fair value. The 10% Convertible Debentures were previously reflected as containing a beneficial conversion feature under EITF 98-5. The adjustments relate solely to the accounting treatment of these transactions and do not affect the Company’s historical cash flow.

The following tables set forth the effect of the restatement on each of the three month periods ended March 31, 2004, June 30, 2004 and September 30, 2004:

Three months ended March 31, 2004	As restated	As reported
Net loss	(3,327,000)	(4,229,000)
Net loss to common shareholders	(3,327,000)	(4,229,000)
Basic and diluted net loss to common shareholders per share	(0.28)	(0.35)

Three months ended June 30, 2004	As restated	As reported
Net loss	(3,808,000)	(4,989,000)
Net loss to common shareholders	(3,808,000)	(4,989,000)
Basic and diluted net loss to common shareholders per share	(0.11)	(0.14)

Three months ended September 30, 2004	As restated	As reported
Net loss	(4,506,000)	(4,127,000)
Net loss to common shareholders	(5,062,000)	(4,127,000)
Basic and diluted net loss to common shareholders per share	(0.13)	(0.10)

The Company’s quarterly financial statements for the first three quarters in the fiscal year ended December 31, 2004 will be restated. The Company will file the restated consolidated financial statements as amendments to periodic reports with the Securities and Exchange Commission on the appropriate forms as soon as practicable.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.

The Company plans to adopt SFAS No. 123(R) on January 1, 2006. This change in accounting is not expected to materially impact our financial position. We have not completed the calculation of this impact. However, because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards.

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which is an amendment to APB Opinion No. 29. It states that the exchanges on nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, FSAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance”. FSAS No. 153 is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date that this statement is issued. Management believes the adoption of this Statement will not have an effect on the consolidated financial statements.

On November 24, 2004, FASB issued SFAS No. 151, “Inventory Costs”, which is an amendment to ARB No. 43, Chapter 4. It clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The FASB states that these costs should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will not have an effect on the consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” (“VIEs”) (“FIN 46R”) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46. “Consolidation of Variable Interest Entities,” which was issued in January 2003. The Company has adopted FIN 46R as of March 31, 2004 for variable interests in VIEs. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R did not have an effect on the consolidated financial statements inasmuch as the Company has no interests in any VIEs.

NOTE 3—OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT’S PLANS TO OVERCOME

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

The Company’s operating plan seeks to minimize our capital requirements, but commercialization of our battery technology will require additional capital. The Company expects that technology development and operating and production expenses will increase significantly as it continues to advance its battery technology and develop products for commercial applications.

The Company operations have been financed primarily through the use of proceeds from equity financings, loans, including loans from Arch Hill Capital, Arch Hill Ventures and other related parties, loans from silent partners and bank borrowings secured by assets.

The Company has recently entered into a number of financing transactions and are continuing to seek other financing initiatives to meet its working capital needs and to complete its product commercialization process. (see Notes 6, 7, 10 and 11.) Such capital is expected to come from the sale of securities, including the sale of common stock under the Standby Equity Distribution Agreement. (see Note 11.)

No assurance can be given that the Company will be successful in completing these or any other financings at the minimum level necessary to fund its capital equipment requirements, current operations or at all. If the Company is unsuccessful in completing these financings at such minimum level, it will not be able to fund its capital equipment requirements or current expenses. If the Company is unsuccessful in completing these financings at or near the maximum level or an additional financing, it will not be able to pursue our business strategy. Additional financing may not be available on terms favorable to the Company or at all.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 is summarized as follows:

Land and buildings	$3,009,000
Technical and laboratory equipment	6,794,000
Assets under construction and equipment deposit	12,000
Office equipment and other	622,000

10,437,000
Less: Accumulated depreciation and amortization	(3,976,000)

$6,461,000

Assets under construction at December 31, 2004 included equipment being constructed that was not yet placed into service.

NOTE 5—INTANGIBLES

Intangibles at December 31, 2004 are summarized as follows:

Patents	$10,302,000
Less: Accumulated amortization	(1,886,000)

Total	$8,416,000

Intangibles consist primarily of amounts relating to the core patented technology of LTC, as determined by an independent valuation, in connection with the allocation of the excess purchase price resulting from the Share Exchanges (see Note 1 and Note 4). Intangibles also include patents held by GAIA Holding.

Amortization expense on intangible assets was $836,000 and $883,000, respectively, in the years ended December 31, 2004 and December 31, 2003. Estimated future amortization expense on intangible assets for the next five years, at December 31, 2004, is approximately $840,000 per year.

NOTE 6—CONVERTIBLE DEBT SECURITIES

CONVERTIBLE DEBT SECURITIES

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

On August 30, 2004, Arch Hill Capital exchanged $3,545,000 of bridge notes for $1,705,000 of A Units and $1,840,000 of B Units (see Note 10).

At various times during 2004, Arch Hill Capital advanced a total of $4 million to LTC under the Bridge Financing Agreement. As of December 31, 2004, these advances had been converted to April 2004 10% convertible debentures and A and B units. Therefore no advances were outstanding under the LTC Bridge Financing Agreement.

The Bridge Financing Agreement does not contain a maximum of the amount of funding that may be advanced under such Agreement. The amount of any additional notes provided will be related to the working capital advances made by Arch Hill Capital to the Company.

APRIL 2004 – 10% CONVERTIBLE DEBENTURES

In April 2004 the Company issued $3,000,000 of debentures with a maturity date of April 13, 2006 at which time the principal amount and all accrued interest on the April 2004 debentures is due and payable. Interest payments on the April 2004 debentures are due and payable in cash, or at the option of Arch Hill Capital, in Company common stock at a price equal to the conversion price of our common stock as described below. Interest is due quarterly commencing September 30, 2004. Any amount of principal or interest on the April 2004 debentures which is not paid when due bears interest at 15% per annum from the due date of such payment default.

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

In connection with these debentures, the Company issued warrants to purchase 1,500,000 shares of Company common stock at an exercise price of $2.00 per share. The warrants expire on April 13, 2009. The warrants are subject to exercise price adjustments upon the occurrence of certain events including stock dividends, stock splits, mergers, reclassifications of stock or our recapitalization. The exercise price of the warrants is also subject to reduction if the Company issues any rights, options or warrants to purchase shares of Company common stock at a price less than the market price of Company shares as quoted on the OTC Bulletin Board, subject to certain exceptions. Also, if at any time, the Company declares a distribution or dividend to the holders of Company common stock in the form of cash, indebtedness, warrants, rights or other securities, the holders of the warrants are entitled to receive the distribution or dividend as if the holder had exercised the warrant.

The above conversion formula resulted in the debentures being issued with an imbedded derivative. Accordingly, pursuant to FASB 133 Accounting for Derivative Instruments and Hedging Activities, the Company has recorded the entire $3,000,000 to the derivative instrument based on the fair value of the imbedded derivative. The $3,000,000 discount will be recognized as interest over the two year life of the debentures or conversion date which ever is earlier.

In December 2004, $3,000,000 of April 2004 debentures and accrued and unpaid interest were converted into 42,619,718 shares of common stock. The April 2004 debentureholder is entitled to acquire from the Company pursuant to a Notice of Conversion dated December 8, 2004 40,000,000 fully paid and nonassessable shares of Company common stock pursuant to the conversion of $3,000,000 principal amount of April 2004 debentures, and 2,619,178 shares of Company common stock in payment of $196,438 of accrued and unpaid interest on the April 2004 debentures, for a total of 42,619,178 shares of Company common stock. Certificates for the shares must be delivered within ten days of an increase in the authorized number of shares of Company common stock subsequent to the conversion date, provided stock certificates are delivered no later than June 1, 2005.

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

The January 2004 debentures are secured by security agreements under which the Company pledged substantially all of its assets, including its goods, fixtures, equipment, inventory, contract rights, receivables and intellectual property and certain equipment of GAIA. The Company is not in compliance with the covenant contained in the January 2004 debentures to timely file all of its reports with the Securities and Exchange Commission as a result of the late filing of its Form 10-KSB for the year ended December 31, 2004.

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

The conversion feature resulted in the debentures being issued with an imbedded derivative. Accordingly, pursuant to FASB 133 Accounting for Derivative Instruments and Hedging Activities, the Company has recorded the entire $2,000,000 of the proceeds received to the liability for the derivative instrument based on the fair value of the embedded derivative. The $2,000,000 discount will be recognized as interest over the two year life of the debentures or conversion date which ever is earlier.

On May 5, 2004, the Company issued to the finder and affiliated persons in the January 2004 debenture financing warrants to purchase shares of Company common stock. The warrants entitle the holders to purchase, in the aggregate, such number of shares of the common stock equal to 10% of the aggregate number of fully diluted and/or converted shares of common stock as are purchased by the January 2004 debenture holders (after giving effect to any increase in shares under a ratchet or similar provision pursuant to which the number of shares initially purchased is subsequently increased). The exercise price per share of the warrants is equal to 110% of the effective per share price paid by the January 2004 debenture holders for the securities purchased by such debenture holders. The warrants are exercisable until January 20, 2009. As of December 31, 2004, the finder and affiliated persons held vested warrants to purchase 350,000 shares of Company common stock at exercise prices ranging from $0.082 to $0.660 per share.

During the fiscal year ended December 31, 2004, $526,100 of January 2004 Debentures were converted into an aggregate of 3,500,000 shares of common stock at conversion prices ranging from $0.75 to $0.60 per share. Additional January 2004 debentures were converted into shares of Company common stock after December 31, 2004. (See Note 11).

NOTE 7—LONG-TERM DEBT

Long-term debt at December 31, 2004 is summarized as follows:
Convertible debt securities (Note 6)	$1,859,000
Derivative liability (Notes 6 and 10)	5,410,000
Loans from financial institutions	2,254,000
Subordinated loans from related party	5,684,000
Silent partnership loans	2,638,000

$17,875,000
Less: Current maturities	(750,000)

$17,095,000

Long-term debt at December 31, 2004 is payable as follows:
2005	$750,000
2006	$8,865,000
2007	$282,000
2008	$778,000
2009	$107,000
and beyond	$6,313,000

LOANS FROM FINANCIAL INSTITUTIONS

The Company has two loans from financial institutions that are collateralized by (i) land and buildings in an amount up to $1,192,000 and (ii) machinery, equipment and patents in an amount of $2,547,000 as collateral for the mortgage loan. The loans bear interest between 5.75% and 6.75% per annum and are scheduled to be repaid by December 31, 2014.

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill Ventures, a related party. The loans bear cumulative interest at 6% per annum. Under the contract terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA. A portion of these loans were converted to shares in April 2004 (See Note 10).

SILENT PARTNERSHIP LOANS-NON-RELATED PARTIES

Two other parties have provided silent partnership loans to GAIA which remain outstanding at December 31, 2004. Frankendael Participatiemaatschappij N.V. (“Frankendael”) has provided a partnership loan of $545,000, which bears interest at 6% per annum. Technologie-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan of $2,093,000, which bears interest at 6% per annum. GAIA is not required to pay the interest under the Frankendael Partnership Agreement until GAIA has generated an accumulated profit amounting to $5,232,000. The total amount payable to Frankendael and TBG under the Partnership Agreements at December 31, 2004 is $2,638,000.

Frankendael and TBG are entitled to receive an annual 12% share in profits related to its contributions under the Frankendael Partnership Agreement and the TBG Partnership Agreement. The 12% share in profits under the Frankendael Partnership Agreement is not payable until GAIA has generated an accumulated profit amounting to $5,232,000. The TBG Partnership Agreement provides that should GAIA receive additional injections of capital in the course of further financing rounds, TBG shall adjust its profit sharing to the capital ratio applicable at such time. Management believes that based upon subsequent equity received by GAIA that the present profit sharing that TBG is entitled to under the Agreement is approximately 4.4%. Management further believes that it is unlikely that Frankendael or TBG will receive any profit sharing under the Partnership Agreement at any time in the near future.

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

NOTE 8—INCOME TAXES

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of December 31, 2004 is as follows:

	Foreign	Domestic	Total
Tax loss carry forwards	$20,364,557	$16,806,413	$37,170,970
Net difference between tax base and US GAAP book values	603,343	(3,394,845)	(2,791,502)

	20,967,900	13,411,569	34,379,469
Less valuation allowance	(20,967,900)	(13,411,569)	(34,379,469)

	$—	$—	$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

Valuation allowance, December 31, 2003	$21,875,966
Addition	12,503,503

Valuation allowance, December 31, 2004	$34,379,469

At December 31, 2004, the Company had net operating loss carryforwards for United States Federal income tax purposes of approximately $40,000,000 expiring in the years 2007 through 2024 and net operating loss carryforwards of approximately $35,000,000 for Pennsylvania state income tax purposes, expiring in the years 2006 through 2014.

Current United States Federal tax law limits the use of net operating loss carryforwards after there has been a substantial change in ownership, as defined in Internal Revenue Code Section 382, during a three year period. Due to changes in ownership between 1993 and 1997, and the conversion of Senior Secured Convertible Notes in January 1999, and the Share Exchanges, there exists substantial risk that the Company’s use of net operating losses for United States and Pennsylvania tax purposes may be severely limited under the Internal Revenue Code. German net operating loss carryforwards are not subject to expiration.

NOTE 9—COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

The Company leases a 12,400 square foot research facility and corporate headquarters in a freestanding building at 5115 Campus Drive in Plymouth Meeting, Pennsylvania pursuant to a Lease Agreement dated July 22, 1994, as amended, between PMP Whitemarsh Associates and the Company. The Company is currently leasing the facility under a one-year lease extension that ends on March 31, 2006. The annual rent under the lease is $153,000 from April 1, 2005 to March 31, 2006.

CAR AND OTHER LEASES

The Company leases cars and other assets under operating leases. The monthly payments amount to $8,000 for an average remaining period of 2 years.

LITIGATION

The Company is not involved in any material legal proceedings.

EMPLOYMENT AND CONSULTING AGREEMENTS

Dr. Franz Kruger was appointed President and Chief Operating Officer of the Company on November 26, 2002 and Chief Executive Officer on February 6, 2004. From September 1, 2002 to April 1, 2003, the Company paid Dr. Kruger a monthly consulting fee of $6,136. On April 14, 2003, the Company entered into an Employment Agreement with Dr. Kruger which provides for a salary of $97,308 per year. The Agreement also provides that during each fiscal year, Dr. Kruger will be eligible to receive a target bonus of up to 40% of his annual salary. GAIA entered into a Consultancy Agreement with InnoventisConsulting GmbH (“Innoventis”) with respect to the services of Dr. Franz Kruger as the Chairman of Management of GAIA. Innoventis represent Dr. Kruger. The Consultancy Agreement has a four-year term from September 1, 2002 to August 31, 2006. Innoventis charges a monthly fee of EUR 23,000 ($31,381) for Dr. Kruger’s services.

Mr. Ralf Tolksdorf served as the Company’s Chief Financial Officer from November 18, 2002 to June 25, 2004. From September 1, 2002 to April 1, 2003, the Company paid Mr. Tolksdorf a monthly consulting fee of $10,500. On April 14, 2003, the Company entered into an Employment Agreement with Mr. Tolksdorf which provides for a salary of $97,308 per year. The Agreement also provides that during each fiscal year, Mr. Tolksdorf will be eligible to receive a target bonus of up to 30% of his annual salary.

Effective July 31, 2003, GAIA entered into a Consultancy Agreement with Ralf Tolksdorf Unternehmensberatung GmbH (“RTU”) with respect to the services of Ralf Tolksdorf as the Managing Director of Finances, organization and related matters of GAIA. RTU represents Mr. Tolksdorf. The Consultancy Agreement has a three-year term from July 31, 2003 to August 31, 2006. RTU charges a monthly fee of EUR 18,800 ($25,700) for Mr. Tolksdorf’s services.

On July 12, 2004, the Company entered into a Consulting Agreement with Ilion Technology Corporation (“Ilion”) pursuant to which Ilion will provide technology consulting services to the Company in the lithium battery field in consideration of $15,000 and a four year warrant to purchase 35,000 shares of Company common stock at an exercise price of $1.37 (the “Consulting Agreement”). The Consulting Agreement has a term of July 12, 2004 to September 15, 2004 (the “Term”) unless extended. If, by the end of the Term, the shares of Company common stock owned by Ilion (the “Shares”) are not purchased in a private transaction pursuant to an Agreement dated July 12, 2004 between Ilion and the purchaser named therein or otherwise, the Term shall be extended on a month to month basis. During any such extension, the Company is obligated to make payments to Ilion of $24,100 per month commencing on September 15, 2004 and ending on August 15, 2005 and Ilion will be obligated to transfer 1/12 of the Shares to the Company. In the event the Company does not make any such monthly payment, Ilion is entitled to 1/12 of the Shares for each month that the payment is not made. The Company did not make the monthly payments for September, October, November or December 2004 and Ilion retained 1/12 of the Shares for each of the foregoing months.

The Company entered into a services agreement with Bridgehead Partners LLC pursuant to which Bridgehead Partners is required to devote an average of approximately 75 hours per month to the performance of the financial reporting and related services. The Company’s Chief Financial Officer, John J. McGovern, is the Chairman and Managing Director of Bridgehead Partners. The services agreement with Bridgehead Partners has an initial term of June 1, 2004 through December 31, 2004. The services agreement provides for a $10,000 per month retainer and five year warrants for 100,000 shares of Company common stock with a strike price of $1.91. The first tranche vested on June 1, 2004. The Company recognized an expense of $135,000 related to these warrants. The services agreement was extended subsequent to year end. See Note 11.

NOTE 10—STOCKHOLDERS’ EQUITY

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

FEBRUARY 2004 NOTE CONVERSION

On February 25, 2004, Arch Hill Capital converted $3,949,000 of promissory notes that it held into 1,974,500 shares of Company common stock pursuant to the terms of such notes.

APRIL 2004 DEBT EXCHANGE

On April 13, 2004, pursuant to a Debt Exchange Agreement between the Company, GAIA Holding, GAIA, Arch Hill Capital and Arch Hill Ventures, the Company exchanged debt owed to Arch Hill Capital by the Company and debt owed to Arch Hill Ventures by GAIA for Company debentures and equity securities. $1,587,375 of bridge notes held by Arch Hill Capital and issued by the Company in 2002 were exchanged for $1,587,375 of April 2004 debentures and warrants to purchase up to 793,688 shares of the Company common stock exercisable at $2.00 per share. $1,412,625 of bridge notes held by Arch Hill Capital and issued by the Company in 2003 were exchanged for $1,412,625 of April 2004 debentures and warrants to purchase up to 706,312 shares of the Company common stock exercisable at $2.00 per share. $5,459,502 of bridge notes issued in 2003 and $918,159 of bridge notes issued by the Company from January 1, 2004 through April 13, 2004 and $323,284 of interest on the bridge notes issued in 2003 and 2004 were exchanged for 6,069,697 shares of the Company common stock and warrants to purchase up to 10,500,000 shares of the Company common stock exercisable at $2.40 per share. $23,185,604 of debt owed to Arch Hill Ventures by GAIA as of April 13, 2004 was exchanged for 21,001,453 shares of the Company common stock. (See Notes 6, 7 and 10).

In December 2004, $3,000,000 of April 2004 debentures and accrued and unpaid interest were converted by Stichting LTC into 42,619,718 shares of common stock. Stichting LTC is entitled to acquire from the Company pursuant to a Notice of Conversion dated December 8, 2004 40,000,000 shares of Company common stock pursuant to the conversion of $3,000,000 principal amount of April 2004 debentures, and 2,619,178 shares of Company common stock in payment of $196,438 of accrued and unpaid interest on the April 2004 debentures, for a total of 42,619,178 shares of Company common stock. Certificates for the shares must be delivered by the Company to Stichting LTC within ten days of an increase in the authorized number of shares of Company common stock subsequent to the conversion date, provided stock certificates are delivered no later than June 1, 2005.

PRIVATE PLACEMENT OF A UNITS AND B UNITS

During the fiscal year ended December 31, 2004, the Company closed on the sale of $7,342,000 of its securities in a private placement. The Company closed on the sale of $3,797,000 of A Units (“A Units”) for cash. The Company also issued 1,705 of A Units in exchange for $1,705,000 of outstanding debt and 1,840 of B Units (“B Units”) in exchange for $1,840,000 of outstanding debt, in each case held by Arch Hill Capital. The exchange was based on the terms of the bridge financing agreement between the Company and Arch Hill Capital, which gives Arch Hill Capital the option to apply the principal balance and all other sums due and payable under any promissory notes issued by the Company to it on or after January 1, 2003 against the purchase price of equity securities being sold by the Company in any equity financing after the date of such notes. Subsequent to December 31, 2004, the Company sold additional A Units for cash in the private placement and the terms of the B Units were amended (see Note 11).

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

The Series A Preferred Stock, the 125% A Warrants, the 150% A Warrants, the Series B Preferred Stock, the 125% B Warrants and 150% B Warrants (and the underlying conversion and warrant shares) constitute restricted securities and may be sold only upon registration under the Securities Act or upon reliance on an exemption from such registration requirements. Series A Preferred stockholders and Series B Preferred stockholders have the following registration rights with respect to the shares of common stock into which the Series A Preferred Stock, the 125% A Warrants, the 150% A Warrants, the Series B Preferred Stock, the 125% B Warrants and 150% B Warrants are exercisable. The Company has agreed to undertake to file with the Securities and Exchange

Commission a registration statement covering the underlying shares of common stock at its expense commencing 180 days following the last date of sale of the A and B Units. The Company has agreed to use its best efforts to have the registration statement declared effective within 60 days of the filing of the registration statement.

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

The 125% A Warrants and 150% A Warrants are exercisable for shares of common stock at any time beginning on the date of conversion of the Series A Preferred Stock and ending on the fifth anniversary of their issuance. The 125% A Warrants and 150% A Warrants are subject to adjustment for anti-dilution purposes.

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

During the fiscal year ended December 31, 2004, the holders of 1,797 A Units exchanged the Series A Preferred Stock rights into $1,797,000 principal of promissory notes convertible into that number of shares of common stock into which the Series A Preferred Stock would be convertible and have converted $1,782,000 of such notes into an aggregate of 10,761,660 shares of Company common stock at conversion prices ranging from $.15 to $.23 per share. Subsequent to year end, additional A Units were converted into Company common stock and the terms of the B Units were amended (see Note 11.)

The conversion formula on the Series A Preferred Stock is an embedded derivative pursuant to FASB133. The fair value of the derivative was determined at the dates of issue and December 31, 2004. The value of the derivative of $1,375,000 has been recorded as a deemed dividend to the preferred shareholders and to derivative liability. The Warrants issued in connection with the conversion of the A Units were valued at $2,279,000 using the Black Scholes pricing model. The value of the Warrants has been recorded as a deemed dividend to the preferred shareholders.

PREFERRED STOCK

LTC’s Certificate of Incorporation authorizes up to 100,000 shares of preferred stock. No preferred shares are available for issuance at December 31, 2004.

On February 25, 2004 Arch Hill Ventures converted the 1,000 shares of Series A Preferred Stock that it received in the Share Exchange into 5,567,027 shares of Company common stock.

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

2002 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 2002 Stock Incentive Plan (the “2002 Plan”) in January 2002. The 2002 Plan terminates in 2012. A total of 350,000 shares of common stock are reserved and available for grant. A total of 41,250 options have been granted as of December 31, 2004. The exercise price of an option granted under the 2002 Plan will not be less than the fair market value of the Company’s common stock on the date of grant; however, for any non-qualified Stock Option the option price per share of common stock, may alternatively be fixed at any price deemed to be fair and reasonable, as of the date of the grant. Options granted that are not vested will be cancelled immediately upon termination of the grantee’s employment or association with LTC, except in certain situations such as retirement, death or disability. Vested options are exercisable for up to sixty months upon termination of the Grantee’s employment or association with LTC.

Options under the 1994 Stock Plan, the Directors Plan, the 1998 Plan and the 2002 Plan as of December 31 as summarized as follows:

	2004
	Options	Weighted Average Exercise Price
Outstanding, December 31, 2002	158,765	$5.00
Granted	—	—
Exercised	—	—
Cancelled	898	—

Outstanding, December 31, 2003	157,867	$5.00
Granted	—	—
Exercised	—	—
Cancelled	6,108	5.55

Outstanding, December 31, 2004	151,759	$4.98

Options exercisable, December 31, 2003	158,765	$5.00

Options exercisable, December 31, 2004	151,759	$4.98

The following table summarizes information about stock options outstanding at December 31, 2004:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$2.20	750	$2.20	3.5 years	750	$2.20
$2.30	2,000	$2.30	4 years	2,000	$2.30
$2.80	1,000	$2.80	7.5 years	1,000	$2.80
$4.00	37,500	$4.00	7 years	37,500	$4.00
$4.40	730	$4.40	4 years	730	$4.40
$5.00	667	$5.00	4 years	667	$5.00
$5.20	85,484	$5.20	1 years	85,484	$5.20
$5.60	20,378	$5.60	4 years	20,378	$5.60
$9.60	3,250	$9.60	4 years	3,250	$9.60

In addition to the stock options under plans of LTC, in 2001, the principal shareholder of GAIA Holding granted two executives the right to purchase 5% and 4.7%, respectively, interests in GAIA Holding. Such purchase options were provided at the current fair value of GAIA Holding and no compensation expense was recognized. As a result of the Share Exchange (see Note 1) the purchase right is now a right to purchase equivalent percentages of Arch Hill Ventures’ preferred stock holdings in LTC (50 and 47 shares (respectively), or the common stock equivalent as converted, when converted. The purchase price for the shares is €76,200 ($104,000) and €71,268 ($97,200), respectively, plus 6% interest on such amount from March 1, 2001.

WARRANTS

Warrants as of December 31 are summarized as follows:

	2004
	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2003	994,307	$3.1000
Issued	24,900,783	1.3300
Exercised	—	—
Expired	834,307	3.0000

Outstanding, December 31, 2004	25,060,783	$1.3445

Exercisable December 31, 2003	994,307	$3.10

Exercisable December 31, 2004	25,060,783	$1.3445

The following table summarizes information about warrants outstanding at December 31, 2004:

Range of Exercise Price	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Warrants Exercisable	Weighted Average Exercise Price
$0.0820	100,000	$0.0820	4 Years	100,000	$0.0820
$0.0880	25,000	$0.0880	4 Years	25,000	$0.0880
$0.0940	25,000	$0.0940	4 Years	25,000	$0.0940
$0.0970	50,000	$0.0970	4 Years	50,000	$0.0970
$0.0990	25,000	$0.0990	4 Years	25,000	$0.0990
$0.1000	25,000	$0.1000	4 Years	25,000	$0.1000
$0.1650	13,334	$0.1650	5 Years	13,334	$0.1650
$0.1760	25,000	$0.1760	4 Years	25,000	$0.1760
$0.1760	43,750	$0.1760	5 Years	43,750	$0.1760
$0.1870	246,471	$0.1870	5 Years	246,471	$0.1870
$0.1875	1,836,677	$0.1875	5 Years	1,836,677	$0.1875
$0.1980	128,889	$0.1980	5 Years	128,889	$0.1980
$0.2000	1,106,250	$0.2000	5 Years	1,106,250	$0.2000
$0.2125	1,297,067	$0.2125	5 Years	1,297,067	$0.2125
$0.2200	25,000	$0.2200	4 Years	25,000	$0.2200
$0.2200	100,500	$0.2200	5 Years	100,500	$0.2200
$0.2250	2,475,567	$0.2250	5 Years	2,475,567	$0.2250
$0.2400	1,106,250	$0.2400	5 Years	1,106,250	$0.2400
$0.2500	415,000	$0.2500	5 Years	415,000	$0.2500
$0.2550	1,297,067	$0.2550	5 Years	1,297,067	$0.2550
$0.2700	638,890	$0.2700	5 Years	638,890	$0.2700
$0.2875	86,958	$0.2875	5 Years	86,958	$0.2875
$0.3000	415,000	$0.3000	5 Years	415,000	$0.3000

Range of Exercise Price	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Warrants Exercisable	Weighted Average Exercise Price
$0.3450	86,958	$0.3450	5 Years	86,958	$0.3450
$0.3520	25,000	$0.3520	4 Years	25,000	$0.3520
$0.3630	25,758	$0.3630	5 Years	25,758	$0.3630
$0.5280	53,959	$0.5280	4.5 Years	53,959	$0.5280
$0.6600	25,000	$0.6600	4 Years	25,000	$0.6600
$0.6930	41,438	$0.6930	4.5 Years	41,438	$0.6930
$1.3700	35,000	$1.3700	4 Years	35,000	$1.3700
$1.9100	100,000	$1.9100	4.5 Years	100,000	$1.9100
$1.6390	1,000,000	$1.6390	4 Years	1,000,000	$1.6390
$1.6870	1,500,000	$1.6870	4.5 Years	1,500,000	$1.6870
$2.2000	10,000	$2.2000	2 Years	10,000	$2.2000
$2.4000	10,500,000	$2.4000	4.5 Years	10,500,000	$2.4000
$3.7000	90,000	$3.7000	3 Years	90,000	$3.7000
$3.7000	60,000	$3.7000	3 Years	60,000	$3.7000

Additional warrants were issued subsequent to December 31, 2004. (see Note 11)

NOTE 11—SUBSEQUENT EVENTS

JANUARY 2004 DEBENTURES

From January 1, 2005 through May 11, 2005, $1,311,480 of January 2004 debentures were converted into an aggregate of 33,400,000 shares of Company common stock at conversion prices ranging from $0.0858 to $0.0221 per share. From January 1, 2005 to April 12, 2005, the Company issued to the finder and affiliated persons in the January 2004 debenture financing warrants to purchase 1,640,000 shares of Company common stock at prices ranging from $0.039 to $0.084 per share. On April 13, 2005, the Company terminated the investment banking services agreement with the finder for a payment of $80,000 and the finder agreed to remit all of the foregoing warrants and any additional warrants it would otherwise be entitled to under such agreement. The Company is not in compliance with the covenant in the January 2004 debentures and related purchase agreements to timely file all of the reports with the Securities and Exchange Commission as a result of the late filing of this Form 10-KSB.

A AND B UNITS

From January 1, 2005 through January 31, 2005, the Company issued 560 of the Company A Units for $560,000 cash. From January 1, 2005 through May 6, 2005, $2,255,000 of A Units were converted into an aggregate of $2,255,000 of convertible promissory notes and $555,000 of such notes were converted into an aggregate of 4,227,953 shares of Company common stock at conversion prices ranging from $0.12 to $0.18 and the holders of 1,840 B Units exchanged the Series B Preferred Stock rights into $1,840,000 principal of promissory notes convertible into that number of shares of common stock into which the Series A Preferred Stock would be convertible. From January 1, 2005 to May 11, 2005, the Company issued to A Unitholders 125% A Warrants exercisable for 2,168,814 shares at exercise prices ranging from $0.15 to $0.20, 150% A Warrants excisable for 2,168,814 shares at exercise prices ranging from $0.18 to $0.24 and no 125% B Warrants or 150% B Warrants. During January 2005, the Company issued to the broker-dealer in the A and B Unit financing warrants to purchase 294,739 shares of Company common stock at $0.209 per share.

On May 11, 2005, the Company amended the terms of the B Units to the same terms of the A Units. Prior to the Amendment, each B Unit consisted of one share of the Company Series B Convertible Preferred Stock, par value $0.01 per share convertible into Company common stock at $1.80 per share, one warrant for each share of Company common stock issued upon conversion of the Series B Preferred Stock each warrant to purchase one share of Company common stock at an exercise price per share equal to $2.25, and one warrant for each share of Company common stock issued upon conversion of the Series B Preferred Stock, each warrant to purchase one share of Company common stock at an exercise price per share equal to $2.70. All of the B Units are held by Stichting LTC, an entity controlled by Arch Hill Capital. The Amendment is subject to the B Unitholders providing indirectly (through introducing third party investors to LTC) or directly debt or equity capital to the Company of not less than $2,000,000 on or after the date of the Amendment and no later than December 31, 2005 on terms acceptable to the Company. In the event the capital is not provided by December 31, 2005, the Amendment shall be void on such date. As a condition of the Amendment, the Company received from its financial advisor, an opinion that the Amendment is fair from a financial point of view to its equityholders. After the Amendment, the B Units have the same terms as the A Units. (see Note 10).

STANDBY EQUITY DISTRIBUTION AGREEMENT

On March 11, 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital pursuant to which it may, at its discretion, periodically sell to Cornell Capital shares of Company common stock for a total purchase price of up to $15,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital will pay the Company 98% of the lowest volume weighted average price of Company common stock as quoted by on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the date we deliver a notice requiring Cornell Capital to purchase Company shares under the Standby Equity Distribution Agreement.

Cornell Capital Partner’s obligation to purchase shares of Company common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement (the “Registration Statement”) and is limited to $200,000 per weekly advance and $800,000 per 30 days.

The commitment period under the Standby Equity Distribution Agreement commences on the earlier to occur of (i) the date that the Registration Statement is declared effective by the Securities and Exchange Commission, or (ii) such earlier date as the Company and Cornell Capital may mutually agree in writing.

MARCH 2005 DEBENTURE FINANCING

On March 11, 2005, the Company entered into a Debenture Purchase Agreement with an investor, pursuant to which the Company issued debentures in the principal amount of $2,500,000. The debentures accrue interest at 12% per year and are repayable in 10 equal monthly installments with accrued interest commencing July 15, 2005 and ending April 15, 2006.

In connection with the Debenture Purchase Agreement, the Company entered into an Escrow Agreement under which put notices under the Standby Equity Distribution Agreement were deposited and certain monies received under that agreement will be received and forwarded to the debentureholder. Ten monthly put notices are held in escrow, each in the amount of $250,000 commencing July 2005 and ending April 2006. $250,000 per month being funded under the Standby Equity Distribution Agreement to the Company is to be delivered to the escrow account and be used to repay the debenture if the Company does not repay the debenture from other sources of capital.

BRIDGEHEAD AGREEMENT

On May 6, 2005, the Company entered into an agreement extending the June 1, 2004 services agreement with Bridgehead Partners from January 1, 2005 until May 31, 2005. (see Note 10.) Pursuant to the extension of the Bridgehead Partners services agreement the Company will pay a $15,000 per month retainer and $35,000 of the performance bonus payable under the original services agreement, and will issue five year fully vested warrants for 200,000 shares of Company common stock with an exercise price of $0.064. As of May 6, 2005 Bridgehead Partners also vested in the second tranche (50,000 shares) of warrants from the original services agreement.