Form 10KSB/A
period 2004-12-31
LITHIUM TECHNOLOGY CORP
filed 2005-05-16
CIK 804154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

ITEM 13. EXHIBITS

(a) Exhibits. The following Exhibits are filed as part of this Report or incorporated herein by reference:

3.1	Restated Certificate of Incorporation (1)

3.2	By-Laws, as amended (1)

3.3	Amended Certificate of Designation (2)

3.4	Certificate of Amendment to Restated Certificate of Incorporation (3)

4.1	10% Convertible Debenture Due 2006 (4)

4.2	Form of Convertible Debenture dated as of April 13, 2004 between Lithium Technology Corporation and Arch Hill Capital N.V. (5)

4.3	Form of Convertible Note Issuable in Lieu of Series A Preferred Stock. (6)

4.4	Form of Convertible Note Issuable in Lieu of Series B Preferred Stock. +

4.5	Form of Unsecured 12% Debentures. +

10.1	1994 Stock Incentive Plan, as amended (7)

10.2	Directors Stock Option Plan (7)

10.3	1998 Stock Incentive Plan (8)

10.4	2002 Stock Incentive Plan (9)

10.5	Form of Stock Option Agreement relating to LTC’s 1994 Stock Incentive Plan, as amended (10)

10.6	Form of Stock Option Agreement relating to LTC’s Directors Stock Option Plan (7)

10.7	Form of Stock Option Agreement relating to LTC’s 1998 Stock Incentive Plan (8)

10.8	Form of Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan (9)

10.9	Form of Non-Qualified Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan [For Employees] (9)

10.10	Form of Non-Qualified Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan [For Consultants and Non-Employee Directors] (9)

10.11	Lease Agreement, dated July 22, 1994, between PMP Whitemarsh Associates and LTC and Addendum dated July 22, 1994 (10)

10.12	First Amendment to Lease, dated March 19, 2001, between PMP Whitemarsh Associates and LTC (11)

10.13	Second Amendment to Lease, dated March 21, 2003, between PMP Whitemarsh Associates and LTC (1)

10.14	Third Amendment to Lease, dated March 2004, between PMP Whitemarsh Associates and LTC (5)

10.15	Form of Third Warrant Amendment Agreement (9)

10.16	Employment Agreement, dated January 1, 2002, between David Cade and LTC (9)

10.17	Employment Agreement, dated January 1, 2002, between Andrew J. Manning and LTC (9)

10.20	License Agreement, dated as of December 31, 2001, from LTC to Ilion [Schedules Omitted] (12)

10.21	License Agreement, dated as of December 31, 2001, from Ilion to LTC [Schedules Omitted] (12)

10.23	Bridge Financing Agreement, dated as of December 31, 2001, between LTC and Arch Hill Capital [Schedules and Exhibits omitted] (12)

10.24	Form of Convertible Promissory Note to be issued under the Bridge Financing Agreement between LTC and Arch Hill Capital (12)

10.25	Bridge Financing Amendment Agreement, dated as of March 20, 2002, between LTC and Arch Hill Capital (9)

10.26	Bridge Financing Amendment Agreement No. 2, dated as of May 30, 2002, between LTC and Arch Hill Capital (13)

10.28	Bridge Financing Amendment Agreement No. 3, dated as of July 29, 2002, between LTC and Arch Hill Capital (14)

10.30	Bridge Financing Amendment Agreement No. 4, dated as of October 4, 2002, between Lithium Technology Corporation and Arch Hill Capital N.V. (15)

10.31	Strategic Alliance Agreement, dated as of October 4, 2002, by and between Lithium Technology Corporation and GAIA Akkumulatorenwerke GmbH (15)

10.32	Form of Warrant, dated October 4, 2002, issued to principals of Colebrooke Capital, Inc. (15)

10.34	Form of Warrant, dated December 13, 2002, issued to principals of Colebrooke Capital, Inc. (19)

10.35	Consultancy Agreement, dated August 19, 2002, between GAIA Akkumulatorenwerke GmbH and InnoventisConsulting GmbH with respect to services of Dr. Franz Kruger (1)

10.36	[Omitted]

10.37	Federal Ministry of Education and Research (Germany), Grant Notification to GAIA, dated September 11, 2000, for the project “Collaborative project: Energy supply platform for autonomous microsystems—microsolar; subproject: battery technology” (1)

10.38	Federal Ministry of Economics and Technology (Germany), Grant Notification to GAIA, dated September 10, 2001, for the project “Future investment programme ZIP 2001; lithium-ionic-polymeric batteries for hybrid vehicles with an extremely low fuel consumption” (1)

10.39	Federal Ministry of Economics and Technology (Germany), Grant Notification to GAIA, dated July 31, 2002, for the project “Development of the lithium-ion polymeric accumulator design” (1)

10.40	Loan Contract No. 1101216000, dated June 24, 1998, between GAIA and Bank fur Kleine und Mittlere Unternehmen (Bank for Small and Mid-Sized Companies) Aktiengesellschaft (1)

10.41	Loan with initial fixed-rate interest, dated July 22, 1998, between GAIA and Kreissparkasse Nordhausen (Direct Savings Bank) (1)

10.42	Loan Contract and Agreement on Subordination, dated [illegible] between GAIA and Arch Hill Ventures N.V. (1)

10.43	Partnership Agreement, dated [illegible], between GAIA and Frankendael Participatiemaatschappij N.V. (1)

10.44	Partnership Agreement, dated March 4, 1999, between GAIA and Tamarchco GmbH (1)

10.45	Partnership Agreement, dated [illegible], between GAIA and Tamarchco GmbH (1)

10.46	Partnership Agreement, dated [illegible], between GAIA and Tamarchco GmbH (1)

10.47	Employment Agreement, dated April 15, 2003, between LTC and Franz Kruger (1)

10.48	Employment Agreement, dated April 15, 2003, between LTC and Ralf Tolksdorf (1)

10.49	Bridge Financing Amendment Agreement No. 5, dated as of April 14, 2003 between LTC and Arch Hill Capital (1)

10.50	[Omitted]

10.51	Partnership Agreement dated August 21, 1998 between GAIA Akkumulatorenwerke GmbH and Technologie-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (2)

10.52	Consultancy Agreement, dated July 31, 2003, between GAIA Akkumulatorenwerke GmbH and Ralf Tolksdorf Unternehmensberatung GmbH (3)

10.53	Form of Securities Purchase Agreement, dated as of January 20, 2004 between Lithium Technology Corporation and the Investors [Schedules and Exhibits omitted] (4)

10.54	Form of Secured Convertible Debenture dated as of January 20, 2004 between Lithium Technology Corporation and the Investors (4)

10.55	Form of Stock Purchase Warrant dated as of January 20, 2004 between Lithium Technology Corporation and the Investors (4)

10.56	Form of Registration Rights Agreement dated as of January 20, 2004 between Lithium Technology Corporation and the Investors (4)

10.57	Form of Security Agreement dated as of January 20, 2004 between Lithium Technology Corporation and the Investors (4)

10.58	Form of Intellectual Property Security Agreement dated as of January 20, 2004 between Lithium Technology Corporation and the Investors [Schedules and Exhibits omitted] (4)

10.59	Form of Lien Agreement dated as of January 20, 2004 between GAIA Akkumulatorenwerke GmbH and the Investors (4)

10.60	Form of Debt Exchange Agreement, dated as of April 13, 2004 between Lithium Technology Corporation, GAIA Holding N.V., GAIA Akkumulatorenwerke GmbH, Arch Hill Capital N.V. and Arch Hill Ventures N.V. (5)

10.62	Form of $2.00 Stock Purchase Warrant dated as of April 13, 2004, issued to Arch Hill Capital N.V. (5)

10.63	Form of $2.40 Stock Purchase Warrant dated as of April 13, 2004, issued to Arch Hill Capital N.V. (5)

10.64	Form of Stock Purchase Warrant dated as of May 5, 2004 issued to finders in January 10% Convertible Debenture financing. (16)

10.65	Form of Consulting Agreement dated as of July 12, 2004 between Lithium Technology Corporation and Ilion Technology Corporation. (17)

10.66	Form of 125% A Warrant. (18)

10.67	Form of 150% A Warrant. (18)

10.68	Form of 125% B Warrant. (18)

10.69	Form of 150% B Warrant. (18)

10.70	Standby Equity Distribution Agreement dated as of March 11, 2005 between Lithium Technology Corporation and Cornell Capital Partners, L.P. [Schedules omitted]. +

10.71	Registration Rights Agreement dated March 11, 2005 by and between Lithium Technology Corporation and Cornell Capital Partners, LP in connection with the Standby Equity Distribution Agreement. +

10.72	Placement Agent Agreement dated as of March 11, 2005 by and among Lithium Technology Corporation, Cornell Capital Partners, LP and Newbridge Securities Corporation in connection with the Standby Equity Distribution Agreement. +

10.73	Escrow Agreement dated as of March 11, 2005 by and between Lithium Technology Corporation and Cornell Capital Partners, LP in connection with the Standby Equity Distribution Agreement. +

10.74	Form of Debenture Purchase Agreement dated as of March 11, 2005 [Schedules and Exhibits omitted]. +

10.75	Form of Escrow Agreement dated as of March 11, 2005 entered in connection with the Debenture Purchase Agreement. +

10.76	Fourth Amendment to Lease, dated March 31, 2005, between PMP Whitemarsh Associates and LTC. +

10.77	Series B Amendment Agreement, dated as of May 11, 2005. +

10.78	Form of Warrant dated as of June 1, 2004 issued to Bridgehead Partners, LLC +

14.0	Lithium Technology Corporation Code of Ethics (5)

21.1	List of Subsidiaries (1)

23.1	Consent of PricewaterhouseCoopers L.L.P. +

23.2	Consent of BDO Siedman L.L.P. +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(1)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(2)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.
(3)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.
(4)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated January 26, 2004.
(5)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
(6)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.
(7)	Incorporated herein by reference to the exhibits contained in LTC’s Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, dated January 19, 1996
(8)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
(9)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
(10)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
(11)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.
(12)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated January 23, 2002.
(13)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated June 7, 2002.
(14)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.
(15)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated October 4, 2002.
(16)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.
(17)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
(18)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated August 30,2004.
(19)	Incorporated herein by reference to LTC’s Current Report on Form 8-KA, dated October 4, 2002
+	Exhibit filed herewith in this Report.

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