Form 10QSB
period 2005-03-31
LITHIUM TECHNOLOGY CORP
filed 2005-06-01
CIK 804154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 24, 2005, 101,978,364 shares of common stock.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

EXPLANATORY NOTE

This document includes a restatement of our consolidated financial statements for the quarter ended March 31, 2004. The restatements were necessary to conform with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the correction of the accounting for the variable conversion feature on the Company’s 10% Convertible Debentures. The conversion feature on the 10% Convertible Debentures has been determined to be an embedded derivative under SFAS 133, which is required to be reflected as a liability at fair value. The 10% Convertible Debentures were previously reflected as containing a beneficial conversion feature under EITF 98-5. The adjustments relate solely to the accounting treatment of these transactions and do not affect the Company’s historical cash flow.

This Report on Form 10-QSB for the quarter ended March 31, 2005, reflects corrections and restatements of the following financial statements: (a) condensed consolidated statements of operations and comprehensive loss for the quarter ended March 31, 2004; and (b) condensed consolidated statements of cash flows for the quarter ended March 31, 2004. For a more detailed description of the restatements and reclassifications, see “Note 3 – Restatement of 2004 Quarterly Results” to the accompanying notes to the condensed consolidated financial statements contained in this Report on Form 10-QSB. This Report on Form 10-QSB restates certain financial information for the applicable periods set forth in Item 1 “Financial Statements and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The financial statements and related financial information for the affected period contained in our prior Reports on Form 10-QSB for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 should not longer be relied upon. We will amend our Reports on Form 10-QSB for fiscal quarters ended June 30, 2004 and September 30, 2004.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2005

INDEX

		PAGE
	PART 1—FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets—March 31, 2005 and December 31, 2004	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss-Three Months Ended March 31, 2005 and 2004, and period from February 12, 1999 (inception of development stage) to March 31, 2005	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)—Three Months Ended March 31, 2005	6

	Condensed Consolidated Statements of Cash Flows—Three Months Ended March 31, 2005 and 2004, and period from February 12, 1999 (inception of development stage) to March 31, 2005	7

	Notes to Consolidated Financial Statements—March 31, 2005	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM 3.	CONTROLS AND PROCEDURES	44

	PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	44

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	44

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	45

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	45

ITEM 5.	OTHER INFORMATION	45

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	45

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,711,000	$240,000
Accounts receivable	74,000	121,000
Inventories	103,000	141,000
Related party receivable	7,000	187,000
Prepaid expenses and other current assets	610,000	725,000

Total current assets	2,505,000	1,414,000
Property and equipment, net	6,060,000	6,461,000
Intangibles, net	8,183,000	8,416,000
Other assets	530,000	237,000

Total assets	$17,278,000	$16,528,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,695,000	2,750,000
Accrued salaries	471,000	511,000
Current portion of long term debt	2,134,000	750,000
Payable to related party	360,000	—
Other current liabilities and accrued expenses	1,298,000	1,390,000

Total current liabilities	6,958,000	5,401,000
LONG-TERM LIABILITIES, LESS CURRENT PORTION
Subordinated loans from related party	6,592,000	5,684,000
Other long-term liabilities, less current portion	10,267,000	9,552,000
Convertible debt securities	2,121,000	1,859,000

Total long-term liabilities	18,980,000	17,095,000

Total liabilities	25,938,000	22,496,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share, Authorized – 100,000 shares; Issued and outstanding: none	—	—
Preferred stock A, par value $1.00 per share, authorized, issued and outstanding: none	3,394,000	3,473,000
Preferred stock B, par value $1.00 per share, authorized, issued and outstanding: none	1,840,000	1,840,000
Common stock, par value $.01 per share, Authorized – 125,000,000 shares; Issued and outstanding: 74,850,328 and 53,352,000 shares	749,000	540,000
Additional paid-in capital	52,565,000	50,105,000
Cumulative translation adjustments	(5,570,000)	(5,816,000)
Accumulated deficit	(200,000)	(200,000)
Deficit accumulated during development stage	(61,438,000)	(55,910,000)

Total stockholders’ deficit	(8,660,000)	(5,968,000)

Total liabilities and stockholders’ deficit	$17,728,000	$16,528,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31,
	2005	2004	2005
REVENUES
Development contracts and prototype sales	$142,000	$87,000	$1,258,000

COSTS AND EXPENSES
Engineering, research and development	1,570,000	1,211,000	20,476,000
General and administrative	1,120,000	1,009,000	14,703,000
Depreciation and amortization	450,000	408,000	10,503,000
Intangibles expensed	—	—	3,700,000
Loss (gain) on sale of assets	—	—	108,000

	3,140,000	2,628,000	49,490,000
OTHER INCOME (EXPENSE)
Foreign government subsidies	1,000	141,000	2,844,000
Interest expense, net of interest income	(725,000)	(677,000)	(8,079,000)
Interest expense related to
Amortization of discount on convertible debt	(848,000)	(250,000)	(3,233,000)

	(1,572,000)	(786,000)	(8,468,000)

NET LOSS	$(4,570,000)	$(3,327,000)	$(56,700,000)

Charge for embedded derivative and warrants – preferred shares	(845,000)	—	(4,499,000)
Dividends on preferred shares	(113,000)	—	(239,000)

NET LOSS TO COMMON SHAREHOLDERS	(5,528,000)	(3,327,000)	(61,438,000)
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	246,000	783,000	(5,570,000)

COMPREHENSIVE LOSS	$(5,282,000)	$(2,544,000)	$(67,008,000)

Weighted average number of common shares outstanding:	59,259,391	10,744,264

Basic and diluted net loss per share:	$(0.09)	$(0.31)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Transactions Adjustments	Accumulated Deficit	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount
Balances at December 31, 2004	5,313,000	$5,313,000	53,923,964	$540,000	$50,105,000	$(5,816,000)	$(200,000)	$(55,910,000)
Charge for fair value of warrants	—	—	—	—	528,000	—	—	(528,000)
Charge for embedded derivative	—	—	—	—	317,000	—	—	(317,000)
Issuance of convertible preferred stock	476,000	476,000	—	—	—	—	—	—
Stock issued for services	—	—	2,988,745	30,000	300,000	—	—	—
Warrants issued for services	—	—	—	—	178,000	—	—	—
Stock issued upon conversion of 10% convertible debentures	—	—	13,600,000	136,000	625,000	—	—	—
Stock issued upon conversion of convertible preferred stock	(555,000)	(555,000)	4,337,619	43,000	512,000	—	—	—
Dividend on convertible preferred stock	—	—	—	—	—	—	—	(113,000)
Foreign currency translation adjustments	—	—	—	—	—	246,000	—	—
Net loss	—	—	—	—	—	—	—	(4,570,000)
Balances at March 31, 2005	5,234,000	$5,234,000	74,850,328	$749,000	$52,565,000	$(5,570,000)	$(200,000)	$(61,438,000)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2005
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,570,000)	$(3,327,000)	$(56,700,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	450,000	408,000	10,503,000
In-process research and development expensed	—	—	3,700,000
Loss on sale of assets	—	(1,000)	108,000
Non cash interest expense	1,533,000	853,000	9,497,000
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	47,000	(4,000)	(73,000)
Inventories	31,000	(5,000)	(77,000)
Prepaid expenses and other current assets	13,000	47,000	(322,000)
Accounts payable and accrued expenses	363,000	46,000	4,297,000

Net cash used in operating activities	(2,133,000)	(1,983,000)	(29,067,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(10,000)	(26,000)	(4,600,000)
Investment in intangibles	(3,000)	—	(276,000)
Cash received in connection with Share Exchanges	—	—	20,000
Deposit on equipment	(119,000)	—	(345,000)
Proceeds from sale of assets	—	—	153,000

Net cash used in investing activities	(132,000)	(26,000)	(5,048,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of loans from financial institutions	(131,000)	(63,000)	(2,259,000)
Proceeds (repayments) of silent partnership loans	—	—	102,000
Proceeds (repayments) from related party loans	—	—	16,908,000
Proceeds from 10% convertible debentures, net of cost of issue	—	1,686,000	1,686,000
Proceeds from 12% debentures	2,500,000	—	2,500,000
Proceeds from Series A & B Units, net of cost of issue	476,000	—	4,026,000
Proceeds received from non-convertible promissory notes from related party	908,000	408,000	12,869,000

Net cash provided by financing activities	3,753,000	2,031,000	35,832,000

Effect of exchange rate changes on cash	(3,000)	(3,000)	(9,000)

Net increase (decrease) in cash and cash equivalents	1,485,000	19,000	1,708,000
Cash and cash equivalents, beginning of period	226,000	127,000	3,000

Cash and cash equivalents, end of period	$1,711,000	$146,000	$1,711,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$40,000	$74,000	$751,000
Conversion of convertible debt into common stock	—	$3,949,000	35,752,000
Conversion of convertible debt into preferred stock	—	$—	3,545,000
Stock issued for services	330,000	85,000	436,000
Stock issued as a dividend on convertible preferred stock	—	—	126,000
Warrants issued for services	178,000	—	473,000
Conversion of bridge notes to debentures	—	—	3,000,000
Conversion of A Units into common stock	555,000	—	2,337,000
Conversion of January 2004 debentures into common stock	761,000	—	1,287,000
Capital contribution by affiliate of Arch Hill in lieu of debt payment	—	—	1,734,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2004. Operating results for three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any interim period.

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

GAIA Holding, a private limited liability company incorporated under the laws of the Netherlands, is the 100% beneficial owner of GAIA Akkumulatorenwerke GmbH (“GAIA”). GAIA Holding was incorporated in 1990 and only had limited operations until the acquisition of GAIA on February 12, 1999 (inception of development stage). GAIA is a private limited liability company incorporated under the laws of Germany. GAIA Holding’s ownership interest in GAIA is held through certain trust arrangements (see Note 3).

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

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

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

NET LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share. These shares were converted to common stock in February 2004. The Company made such determination because: 1) Arch Hill Capital, which controls the Company, had the ability to authorize the necessary shares for conversion; 2) the preferred shares had no significant preferential rights above the common shares; and 3) the preferred shares would automatically convert at a later date upon proper share authorization. As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Series A Preferred Stock	—	3,425,863
Common Stock	59,259,391	7,318,401

Total	59,259,391	10,744,264

Due to net losses in the three months ended March 31, 2005 and 2004, the effect of the potential common shares resulting from convertible promissory notes payable, convertible debentures, stock options and warrants in those years was excluded, as the effect would have been anti-dilutive.

RESTATEMENT OF MARCH 31, 2004 QUARTERLY RESULTS

In connection with the audit of the Company’s financial statements for the year ended December 31, 2004, the Company determined that generally accepted accounting principles were not correctly applied to certain complex financing transactions, and that adjustments to the Company’s financial statements were required. The restatement relates to the accounting for the variable conversion feature on the Company’s 10% Convertible Debentures and its Series A Convertible Preferred Stock. The conversion feature on the 10% Convertible Debentures and the Series A Convertible Preferred Stock has been determined to be an embedded derivative under SFAS 133, which is required to be reflected as a liability at fair value. The 10% Convertible Debentures were previously reflected as containing a beneficial conversion feature under EITF 98-5. The adjustments relate solely to the accounting treatment of these transactions and do not affect the Company’s historical cash flow.

The following table sets forth the affect of the restatement on the three month period ended March 31, 2004:

Three months ended March 31, 2004	As restated	As reported
Net loss	(3,327,000)	(4,229,000)
Net loss to common shareholders	(3,327,000)	(4,229,000)
Basic and diluted net loss
To common shareholders per share	(0.31)	(0.35)

This Report on Form 10-QSB for the quarter ended March 31, 2005, reflects corrections and restatements of the following financial statements: (a) condensed consolidated statements of operations and comprehensive loss for the quarter ended March 31, 2004; and (b) condensed consolidated statements of cash flows for the quarter ended March 31, 2004.

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

The Company plans to adopt SFAS No. 123(R) on January 1, 2006. This change in accounting is not expected to materially impact its financial position. The Company has not completed the calculation of this impact. However, because the Company currently accounts for share-based payments to its employees using the intrinsic value method, its results of operations have not included the recognition of compensation expense for the issuance of stock option awards.

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

NOTE 4—OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT’S PLANS TO OVERCOME

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

The Company’s operating plan seeks to minimize its capital requirements, but commercialization of its battery technology will require additional capital. The Company expects that technology development and operating and production expenses will increase significantly as it continues to advance its battery technology and develop products for commercial applications.

The Company operations have been financed primarily through the use of proceeds from equity financings, loans, including loans from Arch Hill Capital, Arch Hill Ventures and other related parties, loans from silent partners and bank borrowings secured by assets.

The Company has recently entered into a number of financing transactions and are continuing to seek other financing initiatives to meet its working capital needs and to complete its product commercialization process. See Notes 7, 8, 10 and 11. Such capital is expected to come from the sale of securities, including the sale of common stock under the Standby Equity Distribution Agreement. See Note 10.

No assurance can be given that the Company will be successful in completing these or any other financings at the minimum level necessary to fund its capital equipment requirements, current operations or at all. If the Company is unsuccessful in completing these financings at such minimum level, it will not be able to fund its capital equipment requirements or current expenses or it will not be able to pursue its business strategy. Additional financing may not be available on terms favorable to the Company or at all.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2005 and December 31, 2004 is summarized as follows:

	March 31	December 31
Land and buildings	$2,848,000	$3,009,000
Technical and laboratory equipment	6,383,000	6,794,000
Asset under construction and equipment deposit	130,000	12,000
Office equipment and other	567,000	622,000

	9,928,000	10,437,000

Less: Accumulated depreciation and amortization	(3,868,000)	(3,976,000)

	$6,060,000	$6,461,000

Assets under construction at March 31, 2005 included equipment being constructed that was not yet placed into service.

NOTE 6—INTANGIBLES

Intangibles at March 31, 2005 and December 31, 2004 are summarized as follows:

	March 31	December 31
Patents	$10,278,000	$10,302,000
Less: Accumulated amortization	(2,095,000)	(1,886,000)

Total	$8,183,000	$8,416,000

Intangibles consist primarily of amounts relating to the core patented technology of LTC, as determined by an independent valuation, in connection with the allocation of the excess purchase price resulting from the Share Exchanges (see Note 2). Intangibles also include patents held by GAIA Holding.

Amortization expense on intangible assets was $209,000 and $836,000, respectively, in the three months ended March 31, 2005 and the year ended December 31, 2004. Estimated future amortization expense on intangible assets for the next five years, at March 31, 2005, is approximately $840,000 per year.

NOTE 7—CONVERTIBLE DEBT SECURITIES

CONVERTIBLE DEBT SECURITIES

Convertible debt securities are comprised of bridge notes held by Arch Hill Capital and 10% Convertible Debentures Due 2006 held by an investment group and Arch Hill Capital.

BRIDGE NOTES

The bridge notes were issued under a Bridge Financing Agreement, as amended, between LTC and Arch Hill Capital (the “Bridge Financing Agreement”).

All amounts outstanding under the Bridge Financing Agreement through April 13, 2004 were converted to Company securities on April 13, 2004, pursuant to a Debt Exchange Agreement between the Company, GAIA Holding, GAIA, Arch Hill Capital and Arch Hill Ventures (the “April 2004 Bridge Exchange”). From April 14, 2004 through August 30, 2004 Arch Hill Capital advanced $3,545,000 of bridge notes which were exchanged for $1,705,000 of A Units and $1,840,000 of B Units on August 30, 2004. (See Note 10) As of December 31, 2004, no bridge notes were outstanding under the Bridge Financing Agreement. During the first quarter of 2005 $175,000 of bridge notes were issued under the Bridge Financing Agreement and remain outstanding as of March 31, 2005. The Bridge Financing Agreement does not contain a maximum of the amount of funding that may be advanced under such Agreement. The amount of any additional notes provided will be related to the working capital advances made by Arch Hill Capital to the Company.

APRIL 2004 – 10% CONVERTIBLE DEBENTURES

The April 2004 debentures had a maturity date of April 13, 2006. Interest payments on the April 2004 debentures are due and payable in cash, or at the option of Arch Hill Capital, in Company common stock at a price equal to the conversion price of our common stock as described below. Interest is due quarterly commencing September 30, 2004. Any amount of principal or interest on the April 2004 debentures which is not paid when due bears interest at 15% per annum from the due date of such payment default.

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

In connection with the April 2004 debentures, the Company issued warrants to purchase 1,500,000 shares of Company common stock at an exercise price of $2.00 per share and warrants to purchase 10,500,000 shares of Company common stock at $2.40 per share.

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

The above conversion formula resulted in the debentures being issued with an embedded derivative. Accordingly, pursuant to FASB 133 Accounting for Derivative Instruments and Hedging Activities, the Company has recorded the entire $3,000,000 to the derivative instrument based on the fair value of the embedded derivative. The $3,000,000 discount is being recognized as interest over the two year life of the debentures or conversion date which ever is earlier.

In December 2004, $3,000,000 of April 2004 Debentures and accrued and unpaid interest were converted into 42,619,718 shares of common stock. The April 2004 debentureholder is entitled to acquire from the Company pursuant to a Notice of Conversion dated December 8, 2004 40,000,000 fully paid and nonassessable shares of Company common stock pursuant to the conversion of $3,000,000 principal amount of debentures, and 2,619,178 shares of Company common stock in payment of $196,438.36 of accrued and unpaid interest on the debentures, for a total of 42,619,178 shares of Company common stock. Certificates for the shares must be delivered no later than ten days of an increase in the authorized number of shares of Company common stock subsequent to the conversion date.

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

The Company has the right to prepay all or a portion of the outstanding January 2004 debentures and accrued and unpaid interest upon prior written notice to the holders of the January 2004 debentures in an amount equal to 150% for prepayment of principal and interest occurring after April 18, 2004. If the Company prepays the outstanding January 2004 debentures, the Company must issue an aggregate of 2.5% of the total issued and outstanding Company common stock to the January 2004 debenture holders on a pro rata basis.

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

The conversion feature resulted in the debentures being issued with an embedded derivative. Accordingly, pursuant to FASB 133 Accounting for Derivative Instruments and Hedging Activities, the Company has recorded the entire $2,000,000 of the proceeds received to the liability for the derivative instrument based on the fair value of the embedded derivative. The $2,000,000 discount will be recognized as interest over the two year life of the debentures or conversion date which ever is earlier.

On May 5, 2004, the Company issued to the finder and affiliated persons in the January 2004 debenture financing warrants to purchase shares of Company common stock. The warrants entitle the holders to purchase, in the aggregate, such number of shares of the common stock equal to 10% of the aggregate number of fully diluted and/or converted shares of common stock as are purchased by the January 2004 debenture holders (after giving effect to any increase in shares under a ratchet or similar provision pursuant to which the number of shares initially purchased is subsequently increased). The exercise price per share of the warrants is equal to 110% of the effective per share price paid by the January 2004 debenture holders for the securities purchased by such debenture holders. The warrants are exercisable until January 20, 2009. As of March 31, 2005, the finder and affiliated persons held vested warrants to purchase 4,180,000 shares of Company common stock at exercise prices ranging from $0.024 to $0.660 per share.

During the quarter ended March 31, 2005, $761,050 of January 2004 debentures were converted into an aggregate of 13,600,000 shares of common stock at conversion prices ranging from $0.0405 to $0.0766 per share. As of March 31, 2005, $712,850 of January 2004 debentures were outstanding. Additional January 2004 debentures were converted into shares of Company common stock after March 31, 2005. (See Note 11).

NOTE 8—LONG-TERM DEBT

	March 31, 2005	December 31, 2004
Long-term debt is summarized as follows:
Convertible debt securities (Note 7)	$2,121,000	$1,859,000
Derivative liability (Notes 7 and 10)	5,411,000	5,410,000
Loans from financial institutions	1,993,000	2,254,000
Debentures	2,500,000	—
Subordinated loans from related party	6,592,000	5,684,000
Silent partnership loans	2,497,000	2,638,000

	$21,114,000	$17,875,000
Less: Current maturities	(2,134,000)	(750,000)

	$18,980,000	$17,095,000

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions that are collateralized by the following assets of GAIA: (i) land and buildings in an amount up to $1,220,000 and (ii) machinery, equipment and patents in an amount of $2,608,000 as collateral for the mortgage loan. The loans bear interest between 5.75% and 6.75% per annum and are scheduled to be repaid by December 31, 2014.

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill Ventures, a related party. The loans bear cumulative interest at 6% per annum. Under the subordinated loan agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA. A portion of the subordinated loans from Arch Hill Ventures ($23,185,604), were converted to 21,001,453 of Company shares on April 13, 2004 (See Note 10).

SILENT PARTNERSHIP LOANS-NON-RELATED PARTIES

Two other parties have provided silent partnership loans to GAIA which remain outstanding at March 31, 2005. Frankendael Participatiemaatschappij N.V. (“Frankendael”) has provided a partnership loan of $516,000, which bears interest at 6% per annum. Technologie-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan of $1,981,000, which bears interest at 6% per annum. GAIA is not required to pay the interest under the Frankendael Partnership Agreement until GAIA has generated an accumulated profit amounting to $4,953,000. The total amount payable to Frankendael and TBG under the Partnership Agreements at March 31, 2005 is $2,497,000.

Frankendael and TBG are entitled to receive an annual 12% share in profits related to its contributions under the Frankendael Partnership Agreement and the TBG Partnership Agreement. The 12% share in profits under the Frankendael Partnership Agreement is not payable until GAIA has generated an accumulated profit amounting to $4,953,000. The TBG Partnership Agreement provides that should GAIA receive additional injections of capital in the course of further financing rounds, TBG shall adjust its profit sharing to the capital ratio applicable at such time. Management believes that based upon subsequent equity received by GAIA that the present profit sharing that TBG is entitled to under the Agreement is approximately 4.4%. Management further believes that it is unlikely that Frankendael or TBG will receive any profit sharing under the Partnership Agreement at any time in the near future.

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

MARCH 2005 DEBENTURE

On March 11, 2005, the Company issued debentures in the principal amount of $2,500,000. The debentures accrue interest at 12% per year and are repayable in 10 equal monthly installments with accrued interest commencing July 15, 2005 and ending April 15, 2006. In connection therewith, the Company entered into an Escrow Agreement under which put notices under the Standby Equity Distribution Agreement were deposited and certain monies received under that agreement will be received and forwarded to the debentureholder. Ten monthly put notices are held in escrow, each in the amount of $250,000 commencing July 2005 and ending April 2006. $250,000 per month being funded under the Standby Equity Distribution Agreement to the Company is to be delivered to the escrow account and be used to repay the debenture if the Company does not repay the debenture from other sources of capital.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

CONSULTING AGREEMENTS

On July 12, 2004, the Company entered into a Consulting Agreement with Ilion Technology Corporation (“Ilion”) pursuant to which Ilion will provide technology consulting services to the Company in the lithium battery field in consideration of $15,000 and a four year warrant to purchase 35,000 shares of Company common stock at an exercise price of $1.37 (the “Consulting Agreement”). The Consulting Agreement has a term of July 12, 2004 to September 15, 2004 (the “Term”) unless extended. If, by the end of the Term, the shares of Company common stock owned by Ilion (the “Shares”) are not purchased in a private transaction pursuant to an Agreement dated July 12, 2004 between Ilion and the purchaser named therein or otherwise, the Term shall be extended on a month to month basis. During any such extension, the Company is obligated to make payments to Ilion of $24,100 per month commencing on September 15, 2004 and ending on August 15, 2005 and Ilion will be obligated to transfer 1/12 of the Shares to the Company. In the event the Company does not make any such monthly payment, Ilion is entitled to 1/12 of the Shares for each month that the payment is not made. The Company did not make the monthly payments for the months September through March 2005 and Ilion retained 1/12 of the Shares for each of the foregoing months.

GAIA entered into a Consultancy Agreement with InnoventisConsulting GmbH with respect to the services of Dr. Franz Kruger as the Chairman of Management of GAIA pursuant to which Innoventis represented Dr. Kruger. The Consultancy Agreement was terminated on March 31, 2005. Innoventis charged a monthly fee of €23,000 ($31,381) for Dr. Kruger’s services.

NOTE 10—STOCKHOLDER’S EQUITY

APRIL 2004 DEBT EXCHANGE

On April 13, 2004, pursuant to a Debt Exchange Agreement between the Company, GAIA Holding, GAIA, Arch Hill Capital and Arch Hill Ventures, the Company exchanged debt owed to Arch Hill Capital by the Company and debt owed to Arch Hill Ventures by GAIA for Company debentures and equity securities. $1,587,375 of bridge notes held by Arch Hill Capital and issued by the Company in 2002 were exchanged for $1,587,375 of April 2004 debentures and warrants to purchase up to 793,688 shares of the Company common stock exercisable at $2.00 per share. $1,412,625 of bridge notes held by Arch Hill Capital and issued by the Company in 2003 were exchanged for $1,412,625 of April 2004 debentures and warrants to purchase up to 706,312 shares of the Company common stock exercisable at $2.00 per share. $5,459,502 of bridge notes issued in 2003 and $918,159 of bridge notes issued by the Company from January 1, 2004 through April 13, 2004 and $323,284 of interest on the bridge notes issued in 2003 and 2004 were exchanged for 6,069,697 shares of the Company common stock and warrants to purchase up to 10,500,000 shares of the Company common stock exercisable at $2.40 per share. $23,185,604 of debt owed to Arch Hill Ventures by GAIA as of April 13, 2004 was exchanged for 21,001,453 shares of the Company common stock. (See Notes 7 and 8).

In December 2004, $3,000,000 of April 2004 Debentures and accrued and unpaid interest were converted by Stichting LTC into 42,619,718 shares of common stock. Stichting LTC is entitled to acquire from us pursuant to a Notice of Conversion dated December 8, 2004 40,000,000 fully paid and nonassessable shares of our Common Stock pursuant to the conversion of $3,000,000 principal amount of debentures, and 2,619,178 shares of Common Stock in payment of $196,438.36 of accrued and unpaid interest on the debentures, for a total of 42,619,178 shares of Common Stock. Certificates for the Shares must be delivered by us to Stichting LTC within ten days of an increase in the authorized number of shares of Company Common Stock subsequent to the conversion date, provided stock Certificates are delivered no later than June 1, 2005.

PRIVATE PLACEMENT OF A UNITS AND B UNITS

During the fiscal year ended December 31, 2004, the Company closed on the sale of $7,342,000 of its securities in a private placement. The Company closed on the sale of $3,797,000 of A Units (“A Units”) for cash. The Company also issued 1,705 of A Units in exchange for $1,705,000 of outstanding debt and 1,840 of B Units (“B Units”) in exchange for $1,840,000 of outstanding debt, in each case held by Arch Hill Capital. The exchange was based on the terms of the bridge financing agreement between the Company and Arch Hill Capital, which gives Arch Hill Capital the option to apply the principal balance and all other sums due and payable under any promissory notes issued by the Company to it on or after January 1, 2003 against the purchase price of equity securities being sold by the Company in any equity financing after the date of such notes. During the quarter ended March 31, 2005, the Company closed on the sale of $560,000 A Units for cash. Subsequent to March 31, 2005, the Company amended the terms of the B Units. (See Note 11)

As of March 31, 2005 each A Unit consisted of:

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

As of March 31, 2005 each B Unit consisted of:

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

The shares of Series B Preferred Stock are convertible at the election of the holder thereof, at any time commencing from and after their date of issuance and for a period of three years thereafter, upon five days’ advance written notice to the Company. The conversion price as of March 31, 2005 is equal to $1.80 per share.

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

During the quarter ended March 31, 2005, the holders of 5,500 A Units exchanged the Series A Preferred Stock rights into $550,000 principal of promissory notes convertible into that number of shares of common stock into which the Series A Preferred Stock would be convertible and have converted $550,000 of such notes into an aggregate of 4,227,953 shares of Company common stock at conversion prices ranging from $0.12 to $0.18 per share. As of March 31, 2005 3,725 A Units and 1,840 B Units were outstanding. Subsequent to March 31, 2005, additional A Units were converted into Company common stock and the terms of the B Units were amended. See Note 11.

PREFERRED STOCK

LTC’s Certificate of Incorporation authorizes up to 100,000 shares of preferred stock. All preferred shares have been issued and converted into common stock and no preferred shares are available for issuance at March 31, 2005.

STANDBY EQUITY DISTRIBUTION AGREEMENT

On March 11, 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital pursuant to which it may, at its discretion, periodically sell to Cornell Capital shares of Company common stock for a total purchase price of up to $15,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital will pay the Company 98% of the lowest volume weighted average price of Company common stock as quoted by on the Over-the-Counter Bulletin Board or other principal market on which its common stock is traded for the five days immediately following the date the Company delivers a notice requiring Cornell Capital to purchase Company shares under the Standby Equity Distribution Agreement.

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

The commitment period under the Standby Equity Distribution Agreement expires on the earliest to occur of (i) the date on which Cornell Capital has purchased an aggregate amount of $15,000,000 shares of its common stock under the Standby Equity Distribution Agreement, (ii) the date occurring twenty-four months after the Effective Date, or (iii) the date the Agreement is earlier terminated (in the event that (x) there occurs any stop order or suspension of the effectiveness of the Registration Statement for an aggregate of fifty trading days, other than due to the acts of Cornell Capital, during the commitment period, and (y) the Company fails materially to comply with any of the covenants contained in the Standby Equity Distribution Agreement and such failure is not cured within thirty days after receipt of written notice from Cornell Capital, provided, however, that this termination provision does not apply to any period commencing upon the filing of a post-effective amendment to the Registration Statement and ending upon the date on which such post effective amendment is declared effective by the SEC).

The Company has agreed to pay Cornell Capital 5% of the proceeds that it receives under the Standby Equity Distribution Agreement. In addition, upon execution of the Standby Equity Distribution Agreement, the Company paid Cornell Capital a commitment fee of 2,922,078 shares of Company common stock. The Company has paid Yorkville Advisors Management, LLC a fee of $15,000 for structuring and legal expenses and $5,000 for due diligence expenses. The Company has paid Newbridge Securities Corporation a fee of $10,000 in Company common stock (66,667 shares) under a placement agent agreement relating to the Standby Equity Distribution Agreement.

As of March 31, 2005 the Company had not filed the Registration Statement registering the shares issuable under the Standby Equity Distribution Agreement and no shares were issued under the Standby Equity Distribution Agreement.

NOTE 11—SUBSEQUENT EVENTS

JANUARY 2004 DEBENTURE

From April 1, 2005 to May 24, 2005, the holders of the January 2004 debentures (see Note 7) converted $687,970 of the January 2004 debentures into an aggregate of 27,300,000 shares of Company common stock, pursuant to the terms of the January 2004 debentures at conversion prices ranging from $0.0363 to $0.0221 per share. As of May 24, 2005, $24,880 in principal of January 2004 debentures were outstanding.

A AND B UNITS

During the period April 1, 2005 to May 24, 2005, the holders of 1,715 A Units (see Note 10) exchanged the Series A Preferred Stock rights into $1,715,000 principal of promissory notes convertible into that number of shares of common stock into which the Series A Preferred Stock would be convertible. The holders of $20,000 notes converted such notes into an aggregate of 400,000 shares of Company common stock at a conversion price of $0.05 per share and the holders of 1,840 B Units exchanged the Series B Preferred Stock rights into $1,840,000 principal of promissory notes convertible into that number of shares of common stock into which the Series B Preferred Stock would be convertible.

On May 11, 2005, the Company amended the terms of the B Units to the same terms of the A Units. Prior to the amendment, each B Unit consisted of one share of Series B Convertible Preferred Stock, par value $0.01 per share convertible into common stock at $1.80 per share, one warrant for each share of common stock issued upon conversion of the Series B Preferred Stock each warrant to purchase one share of common stock at an exercise price per share equal to $2.25, and one warrant for each share of common stock issued upon conversion of the Series B Preferred Stock, each warrant to purchase one share of common stock at an exercise price per share equal to $2.70. All of the B Units are held by Stichting LTC, an entity controlled by Arch Hill Capital. The Amendment is subject to the B Unitholders providing indirectly (through introducing third party investors to LTC) or directly debt or equity capital to us of not less than $2,000,000 on or after the date of the Amendment and no later than December 31, 2005 on terms acceptable to us. In the event the capital is not provided by December 31, 2005, the Amendment shall be void on such date. As a condition of the Amendment, we received from our financial advisor, an opinion that the Amendment is fair from a financial point of view to our equityholders. After the amendment, the B Units have the same terms as the A Units. (See Note 10.)

As of May 24, 2005, $3,705,000 A Units and $1,840,000 B Units were outstanding.

PRIVATE PLACEMENT OF UNITS

From May 18, 2005 to May 24, 2005, the Company sold $163,000 of equity units (the “2005 Units”) in a private placement. Each Unit consists of a convertible promissory note in the principal amount of $1,000 (the “Notes”) and one warrant for each share of common stock issued upon conversion of the Notes to purchase one-half share of Company common stock. The purchase price per Unit is $1,000. The Notes are convertible at the election of the holder thereof, at any time commencing from and after their date of issuance and for a period of three years thereafter at a price equal to 85% of the average closing price of Company common stock on the OTC-BB for the 20 trading days immediately preceding the day upon which the Company receives a conversion notice from the Noteholder. The Notes are entitled to receive an 8% annual interest payment payable in shares of Company common stock. The per share exercise price of the warrant will be 135% of the conversion price of the Notes.

Unitholders will have the following registration rights with respect to the shares of common stock into which the Notes are convertible and warrants are exercisable. The Company will undertake to file with the SEC a registration statement covering the underlying shares of common stock on or before July 30, 2005. The Company has agreed to use its best efforts to have the registration statement declared effective within 60 days of filing. Unitholders will be subject to a lock-up on the sale of the Unitholders’ securities included in the registration statement until November 30, 2005.

CONSULTING AND EMPLOYMENT AGREEMENTS

On April 13, 2004 the Company and the finder in the January 2004 debenture transaction and affiliated persons (collectively, the “finder”) entered into an agreement to settle payments due to such finder and the finder agreed to remit all of its warrants to the Company or its designee.

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

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties including the Company, including, but not limited to, the successful commercialization of batteries, future demand for products, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the battery industries, changes in business strategy or development plans, capital deployment, business disruptions, its ability to consummate future financings and other risks and uncertainties, certain of which are beyond its control. Additional factors that could affect the Company’s forward-looking statements include, among other things: the restatement of the quarterly financial statements for the first three quarters in the fiscal year ended December 31, 2004; negative reactions from the Company’s stockholders, creditors, customer or employees to the results of the review and restatement or delay in providing financial information caused by restatement; the impact and result of any litigation (included private litigation), or of any investigation by the Securities and Exchange Commission or any investigation by any other governmental agency related to the Company; the Company’s ability to manage its operations during and after the financial statement restatement process; and the Company’s ability to successfully implement internal controls and procedures that remediate any material weakness in controls and ensure timely, effective and accurate financial reporting. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

GENERAL

We are a development and pilot-line production stage company that develops large format lithium-ion rechargeable batteries to be used as a new power source for emerging applications in the national security, transportation and stationary power markets.

In 2002, we closed share exchanges in which we acquired a 100% interest in GAIA through our acquisition of 100% of the outstanding shares of GAIA Holding from Arch Hill Ventures, an entity controlled by Arch Hill Capital. In November 2004, Arch Hill Capital and Arch Hill Ventures transferred all LTC securities owned by such entities to Stichting GAIA and Stichting LTC, entities which are controlled by Arch Hill Capital.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

At March 31, 2005, cash and cash equivalents were $1,711,000. Total liabilities at March 31, 2004 were $25,938,000 consisting of current liabilities in the aggregate amount of $6,958,000 and long-term liabilities in the amount of $18,980,000. At March 31, 2005, assets included, in addition to cash and cash equivalents, accounts receivable of $74,000 inventories of $103,000 $7,000 due from related parties, prepaid expenses and other current assets of $610,000, property and equipment, net, of $6,060,000, net intangibles of $8,183,000, and other assets of $530,000. As of March 31, 2005, our working capital deficit was $4,453,000 as compared to $3,773,000 at March 31, 2004. We expect to incur substantial operating losses as we continue our commercialization efforts.

Our long-term liabilities at March 31, 2005 were as follows:

Convertible debt securities	$2,121,000
Derivative liability	5,411,000
Loans from financial institutions	1,993,000
Debentures	2,500,000
Subordinated loans from related party	6,592,000
Silent partnership loans	2,497,000

$21,114,000
Less current maturities	(2,134,000)

$18,980,000

See Note 8 to Financial Statements.

FINANCING	TRANSACTIONS

We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. The following is a general description of our most recent financing transactions.

BRIDGE FINANCINGS. Arch Hill Capital and LTC entered into a bridge financing agreement in December 2001. Arch Hill Ventures and GAIA entered into a bridge financing agreement in December 2000. The proceeds of the bridge financings were used for working capital.

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

On August 30, 2004 we issued 1,705 of our A Units in exchange for $1,705,000 of our outstanding debt and 1,840 of our B Units in exchange for $1,840,000 of our outstanding debt, in each case held by Arch Hill Capital. (See “A Unit and B Unit Financing”)

At various times during 2004, Arch Hill Capital advanced a total of $4,000,000 to LTC under the Bridge Financing Agreement. As of December 31, 2004, these advances had been converted to April 2004 10% convertible debentures and A and B units. As of March 31, 2005, $175,000 of advances were outstanding under the LTC Bridge Financing Agreement.

We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities, including the sale of common stock under the standby equity distribution agreement described below. No assurances can be given that such financing will be available in sufficient amounts or at all. If such financing is not available there can be no assurance that Arch Hill will provide any further funding under the bridge financing agreement.

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

As of March 31, 2004, $712,850 in principal of January 2004 debentures were outstanding. As of May 24, 2005, $24,880 in principal of January 2004 debentures were outstanding.

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

As of March 31, 2005 all of the April 2004 debentures were converted into common stock. (See “Conversion of 10% Debentures”.)

Standstill Agreements of Arch Hill

Arch Hill Capital and Arch Hill Ventures agreed, in connection with the sale of our January 2004 debentures, that neither they nor their affiliates would, for a period beginning January 20, 2004 and ending July 9, 2005 or such earlier date that we repay all amounts due under the January 2004 debentures or that all of the January 2004 debentures have been fully converted:

•	offer to sell, contract to sell, pledge, grant any rights or otherwise dispose of any shares of our common stock held by such entities without the prior consent of the January 2004 debenture holders; or

•	engage in any hedging transactions which are designed or reasonably expected to lead to or result in a disposition of the shares of our common stock held by such entities.

PROVISIONS APPLICABLE TO JANUARY 2004 DEBENTURES AND APRIL 2004 DEBENTURES. The January 2004 debentures and the April 2004 debentures (together, the “10% debentures”) include the following provision, among others.

Covenants

Among other covenants, 10% debentures provide that we may not, without the prior written consent of the debentures holders, do any of the following:

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

We are not in compliance with our covenant to timely file all of our reports with the Securities and Exchange Commission as a result of the late filing of this Form 10-QSB.

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

Conversion of 10% Debentures

During the quarter ended March 31, 2005, $761,050 of January 2004 debentures were converted into an aggregate of 13,600,000 shares of common stock at conversion prices ranging from $0.0405 to $0.0766 per share. From April 1, 2005 through May 24, 2005, $687,970 of January 2004 debentures were converted into an aggregate of 27,300,000 shares of common stock at conversion prices ranging from $0.0363 to $0.0221 per share. As of May 24, 2005, $24,880 of January 2004 debentures were outstanding.

In December 2004, $3,000,000 of April 2004 debentures and accrued and unpaid interest were converted by the April 2004 Debentureholder into 42,619,718 shares of common stock. The April 2004 Debentureholder is entitled to acquire from us pursuant to a Notice of Conversion dated December 8, 2004 40,000,000 fully paid and nonassessable shares of our common stock pursuant to the conversion of $3,000,000 principal amount of debentures, and 2,619,178 shares of common stock in payment of $196,438.36 of accrued and unpaid interest on the debentures, for a total of 42,619,178 shares of common stock. Certificates for the shares must be delivered by us no later than ten days of an increase in the authorized number of shares of Company common stock subsequent to the conversion date.

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

Each A Unit as of May 11, 2005 consists of:

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

Each B Unit as of May 11, 2005 consists of:

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

During the period January 1, 2005 to March 31, 2005, the holders of 5,500 A Units exchanged the Series A Preferred Stock rights into $550,000 principal of promissory notes convertible into that number of shares of common stock into which the Series A Preferred Stock would be convertible and have converted $550,000 of such notes into an aggregate of 4,227,953 shares of Company common stock at conversion prices ranging from $0.12 to $0.18 per share.

From April 1, 2005 to May 24, 2005, the holders of 1,715 A Units exchanged the Series A Preferred Stock rights into $1,715,000 principal of promissory notes convertible into that number of shares of common stock into which the Series A Preferred Stock would be convertible. The holders of $20,000 of notes converted notes into an aggregate of 400,000 shares of Company common stock at a conversion price of $0.05 per share and the holders of 1,840 B Units exchanged the Series B Preferred Stock rights into $1,840,000 principal of promissory notes convertible into that number of shares of common stock into which the Series B Preferred Stock would be convertible.

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

As of March 31, 2005, the 125% A Warrants were exercisable for 7,607,349 shares at exercise prices ranging from $0.015 to $0.2875, the 150% A Warrants were excisable for 7,607,349 shares at exercise prices ranging from $0.18 to $0.345 and no 125% B Warrants or 150% B Warrants were exercisable.

As of May 24, 2005, the 125% A Warrants were exercisable for 7,807,349 shares at exercise prices ranging from $0.0625 to $0.2875, the 150% A Warrants were excisable for 7,807,349 shares at exercise prices ranging from $0.075 to $0.345 and no 125% B Warrants or 150% B Warrants were exercisable.

The broker-dealer in the A and B Unit Financing is entitled to receive as additional commission warrants to purchase that number of shares of our common stock as equals 10% of the number of shares of common stock that would be issuable to investors in the offering assuming conversion of the Series A and Series B Preferred Stock at the closing date, with an exercise price equal to 110% of their conversion prices on such date, a term of four years and all other terms substantially the same as those of other warrants issuable to investors in the offering. As of March 31, 2005, the broker dealer was entitled to warrants to purchase 948,838 shares of our common stock at prices ranging from $0.165 to $0.693 per share.

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

We cannot predict the actual number of shares of common stock that will be issued pursuant to the standby equity distribution agreement, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. Furthermore, we have not determined the total amount of the advances we intend to draw. Nonetheless, we can estimate the number of shares of our common stock that will be issued using certain assumptions. Assuming we issue shares of common stock being at a price of $0.15 per share and draw down on the entire standby equity distribution agreement, we would issue 100,000,000 shares of common stock to Cornell Capital for gross proceeds of $15.0 million. These shares would represent approximately 50% of our currently outstanding common stock upon issuance, assuming no other shares were issued. As of May 24, 2005, we have not filed the registration statement registering the shares issuable under the standby equity distribution agreement and no shares have been issued under such agreement.

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

2005 UNIT FINANCING. From May 18, 2005 to May 23, 2005, we sold $163,000 of equity units (the “2005 Units”) in a private placement. Each Unit consists of a convertible promissory note in the principal amount of $1,000 (the “Notes”) and one warrant for each share of common stock issued upon conversion of the Notes to purchase one-half share of our common stock. The purchase price per Unit is $1,000. The Notes are convertible at the election of the holder thereof, at any time commencing from and after their date of issuance and for a period of three years thereafter at a price equal to 85% of the average closing price of our common stock on the OTC-BB for the 20 trading days immediately preceding the day upon which we receive a conversion notice from the Noteholder. The Notes are entitled to receive an 8% annual interest payment payable in shares of our common stock. The per share exercise price of the warrant will be 135% of the conversion price of the Notes.

The Notes are convertible at the election of the holder thereof, at any time commencing from and after their date of issuance and for a period of three years thereafter. The conversion price is equal to 85% of the average closing price of our common stock on the OTC Bulletin Board for the 20 trading days immediately preceding the day upon which we receive a conversion notice from the Noteholder. The shares of Notes are entitled to receive 8% annual interest payable in shares of our common stock. The Warrants are exercisable for shares of our common stock at any time beginning on the date of conversion of the Notes and ending on June 1, 2009 and are subject to adjustment for anti-dilution purposes.

For the $96,000 of Units sold on May 18, 2005, the total offering price and the total commissions paid to broker-dealers were $96,000 and $16,500, respectively. For the $67,000 of Units sold on May 23, 2005, the total offering price and the total commissions paid to broker-dealers were $67,000 and $10,050, respectively. Broker-dealer commissions consisted of:

•	a commission of 12% of the gross offering proceeds raised by the broker-dealer;

•	a non-accountable expense allowance of 3% of the gross offering proceeds raised by the broker-dealer;

•	warrants to purchase that number of shares of our common stock as equals 10% of the number of shares of common stock that would be issuable to investors in the offering assuming conversion of the Notes at the closing date, with an exercise price equal to 110% of their conversion prices on such date, a term of four years and all other terms substantially the same as those of other warrants issuable to investors in the offering; and

•	legal fees of the broker-dealer for the offering of $2,100.

Such fees were deducted from offering proceeds to the extent applicable.

Issuance of the securities was exempt from registration pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act. The Units were sold to accredited investors in a private placement without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

Unitholders will have the following registration rights with respect to the shares of common stock into which the Notes are convertible and warrants are exercisable. We will undertake to file with the SEC a registration statement covering the underlying shares of common stock at our expense on or before July 30, 2005. We will use our best efforts to have the registration statement declared effective within 60 days of filing. Unitholders will be subject to a lock-up on the sale of the Unitholders’ securities included in the registration statement until November 30, 2005.

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of March 31, 2005, we had an accumulated deficit of approximately $61.6 million. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities, including the sale of common stock under the standby equity distribution agreement. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuing of our operations in 2005 is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Except as described herein, we have not entered into any definitive agreements related to a new financing as of May 24, 2005, and no assurance can be given that we will be successful in completing these or any other financings at the minimum level necessary to fund our capital equipment requirements, current operations or at all. If we are unsuccessful in completing these financings at such minimum level, we will not be able to fund our capital equipment requirements or current expenses or execute our business plan. If we are unsuccessful in completing these financings at or near the maximum level or an additional financing, we will not be able to pursue our business strategy. Additional financing may not be available on terms favorable to us or at all. Even if we do obtain financing, it may result in dilution to our stockholders.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO

THREE MONTHS ENDED MARCH 31, 2004

REVENUES FROM DEVELOPMENT CONTRACTS AND PROTOTYPE SALES increased by $55,000 or 63% in the three months ended March 31, 2005 from $87,000 in the same period in 2004. We also had income from foreign government subsidiaries of $1,000 in 2005 compared to $141,000 in 2004. The increase in revenues from development contracts and prototypes sales and decrease in income from foreign government subsidiaries is a result of our movement in 2004 from the product and process development and refinement stage to the early production stage of our products.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES during the three months ended March 31, 2005 increased by 30% to $1,570,000 from $1,211,000 in the same period in 2004. These increases resulted primarily from advancement of technology in large high rate battery applications. These increases include expenses related to material consumed in the continued refinement of production process, as well as increased engineering and development time dedicated to advancement of manufacturing processes as well as time associated with the installation of new production equipment.

GENERAL AND ADMINISTRATIVE EXPENSES during the three months ended March 31, 2005 increased by $111,000 or approximately 11% to $1,120,000 from $1,009,000 in the same period in 2004. This increase was primarily due to increased legal and consulting expenses related to securities offerings and debt exchanges.

DEPRECIATION AND AMORTIZATION during the three months ended March 31, 2005 increased by $42,000 or 10% to $450,000 from $408,000 in the same period in 2004. The increase was primarily due to the depreciation on property and equipment purchased during 2004 and amortization of securities issue costs.

INTEREST EXPENSE, NET OF INTEREST INCOME, for the three months ended March 31, 2005 increased by $646,000 or 70% to $1,573,000 from $927,000 in the same period in 2004. Interest expense increased as a result of interest accrued on the loans from Arch Hill Capital and Arch Hill Ventures and the interest accrued on the January 2004 debentures and the April 2004 debentures. In addition, the January 2004 and April 2004 10% convertible debentures contain a variable conversion feature, which was determined to be an embedded derivative under FASB 133. The value of this embedded derivative resulted in discounts of $2,000,000 and $3,000,000 on the January 2004 and April 2004 debentures, respectively, which is being amortized over the lives of the debentures, and charged to interest expense. Only the January 2004 debentures were outstanding during the three months ended March 31, 2004.

CHARGE FOR EMBEDDED DERIVATIVE AND WARRANTS – PREFERRED SHARES AND DIVIDENDS ON PREFERRED SHARES were $845,000 and $113,000, respectively, in the three months ended March 31, 2005. There were no private placement units outstanding in the three months ended March 31, 2004.

NET LOSS TO COMMON SHAREHOLDERS $5,528,000 or $(0.09) per share for the three months ended March 31, 2005 as compared to a net loss of $3,327,000 or $(0.31) for the three months ended March 31, 2004. The increase in net loss for the quarter was principally due to the increase in interest expense on outstanding debt and the interest expense related to the debentures issued in January and April 2004, the charge for the embedded derivative related to the preferred shares and warrants and dividends on the convertible preferred shares.

ACCUMULATED DEFICIT. Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of March 31, 2005, our accumulated deficit was $61,638,000.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described in Note 3 in the Notes to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

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

RISK FACTORS AFFECTING OUR COMPANY

Investors should carefully consider the following risk factors, in addition to the other information concerning the factors affecting forward-looking statements. Each of the risk factors could adversely affect business, operating results and financial condition as well as adversely affect the value of an investment in us.

FINANCIAL CONDITION RISKS

• WE HAVE SUBSTANTIAL INDEBTEDNESS AND ARE HIGHLY LEVERAGED. At March 31, 2005, we had total consolidated long-term indebtedness of approximately $19.0 million, plus current portion of approximately $2,134,000, and a stockholders’ deficit of approximately $61.6 million. We also had at March 31, 2005, current liabilities of approximately $7.0 million.

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

• WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses of approximately $61.4 million from February 12, 1999 (date of inception) to March 31, 2005, including approximately $5.5 million of net loss to common shareholders in the quarter ended March 31, 2005. We expect to incur substantial additional operating losses in the future. We have a total accumulated deficit of approximately $61.6 million. During the quarters ended March 31, 2005 and 2004, we generated revenues from development contracts and prototype sales in the amounts of $142,000 and $87,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

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

Except as described herein, we have not entered into any definitive agreements related to a new financing as of May 24, 2005, and no assurance can be given that we will be successful in completing these or any other financings at the minimum level necessary to fund our capital equipment requirements, current operations or at all. If we are unsuccessful in completing these financings at such minimum level, we will not be able to fund our capital equipment requirements or current expenses or execute our business plan. If we are unsuccessful in completing these financings at or near the maximum level or an additional financing, we will not be able to pursue our business strategy. Additional financing may not be available on terms favorable to us or at all. Even if we do obtain financing, it may result in dilution to our stockholders. Even if we do obtain financing, it may result in dilution to our stockholders.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK, PREFERRED STOCK, NOTES AND DEBENTURES

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

The market price of shares of our common stock has been and is likely to continue to be highly volatile. Factors that may have a significant effect on the market price of our common stock include the following:

•	sales of large numbers of shares of our common stocks in the open market, including shares issuable at a fluctuating conversion price at a discount to the market price of our common stock;

•	our operating results;

•	our need for additional financing;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	developments in our patent or other proprietary rights or our competitors’ developments;

•	our relationships with current or future collaborative partners;

•	governmental regulation; and

•	other factors and events beyond our control.

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

Arch Hill Capital beneficially owns 232,229,000 shares of our common stock as of May 24, 2005. The 232,229,000 shares of our common stock beneficially owned by Arch Hill Capital constitute approximately 78% of our common stock on an as-converted basis, including shares beneficially owned by Arch Hill Capital and shares issuable upon conversion of convertible securities held by Arch Hill Capital but not including any shares issuable upon conversion of outstanding convertible securities held by any other person. Accordingly, Arch Hill Capital is a controlling stockholder and is able to control the outcome of all matters submitted to our stockholders for approval, including the election of our directors, amendments to our Certificate of Incorporation or a merger, sale of assets or other significant transactions, without the approval of our other stockholders. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in us. As a result, Arch Hill Capital has an effective veto power over the management and operations of, and corporate transactions by, us, GAIA Holding or GAIA which management or non-control stockholders of such entities might desire.

The calculation of percentage of our common stock beneficially owned by Arch Hill Capital is based on the number of shares of our common stock outstanding as of May 24, 2005 (101,978,364) plus the number of shares of our common stock issuable to Arch Hill Capital upon conversion of convertible securities held by such entity.

•	FUTURE SALES OF SHARES OF OUR COMMON STOCK COULD ADVERSELY AFFECT OUR STOCK PRICE.

As of May 24, 2005, we had 101,978,364 shares of common stock outstanding, without taking into account shares issuable upon exercise of the outstanding 10% debentures, A Units, B Units, convertible notes, warrants or options or issuable under the standby equity distribution agreement. Of these shares, as of May 24, 2005, approximately 17 million shares of our common stock are subject to restrictions on resale pursuant to Rule 144 and approximately 85 million of the outstanding shares of our common stock are eligible for sale in the public market without restriction or are registered in the registration statement described below. The shares issuable upon exercise or conversion of our Preferred/Notes, convertible notes, and warrants are restricted securities, however, the holders of certain of these securities have registration rights with respect to the common stock issuable upon exercise or conversion of these securities.

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

We expect to file a registration statement under the Securities Act of 1933 during the latter part of the second quarter of 2005 to register all of the common stock held by or issuable to the A Unitholders and B Unitholders and the finder, shares issued or issuable to Cornell Capital under the standby equity distribution agreement and shares issuable to the holders of the 2005 Units. The future sale of a substantial number of shares of common stock by existing debentureholders, unitholders, stockholders, warrantholders and optionholders and under the standby equity distribution agreement could have an adverse impact on the market price of our common stock. In addition, the market price of our common stock could drop in response to the perception that these sales could occur.

•	OUR 10% DEBENTURES HAVE A FLUCTUATING CONVERSION RATE WHICH COULD CAUSE SUBSTANTIAL DILUTION TO STOCKHOLDERS AND ADVERSELY AFFECT OUR STOCK PRICE.

Conversion of a material amount of our 10% debentures could materially affect a stockholder’s investment in us. As of May 24, 2005, $24,880 in principal amount of 10% debentures were issued and outstanding. The 10% debentures are convertible into a number of shares of common stock determined by dividing the principal amount converted by the conversion price in effect. If converted on May 24, 2005, the conversion price in effect would have been $0.023 and the 10% debentures would have converted into 1,081,740 shares of our common stock, not including any shares that may be issued in respect of accrued interest at the option of the 10% debenture holders. This number of shares, however, could be significantly greater in the event of a decrease in the trading price of our common stock. The shares issuable upon conversion of the 10% debentures and attached warrants are registered under the Securities Act as described above.

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

Conversion of a material amount of our Series A Preferred Stock or Notes issued in lieu of Series A Preferred/Notes (the “Series A Preferred/Notes”) and our Series B Preferred Stock or Notes issued in lieu of Series A Preferred/Notes (the “Series B Preferred/Notes”) could materially affect a stockholder’s investment in us. As of May 24, 2005, $3,705,000 Series A Preferred/Notes were issued and outstanding and $1,840,000 Series B Preferred/Notes were issued and outstanding. The Series A and B Units are convertible into a number of shares of common stock determined by dividing the principal amount of the Series A and Series B Preferred/Notes ($5,545,000) converted by the conversion price in effect. Assuming a conversion price of $0.05, the Series A and B Units would convert into 110,900,000 shares of our common stock. This number of shares, however, could be significantly greater in the event of a decrease in the trading price of our common stock. The shares issuable upon conversion of the Series A and Series B Preferred/Notes are expected to be registered under the Securities Act as described above.

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

•	THE NOTES INCLUDED IN THE 2005 UNITS HAVE A FLUCTUATING CONVERSION RATE WHICH COULD CAUSE SUBSTANTIAL DILUTION TO STOCKHOLDERS AND ADVERSELY AFFECT OUR STOCK PRICE.

Conversion of a material amount of the Notes included in the 2005 Units (the “8% Notes”) could materially affect a stockholder’s investment in us. As of May 24, 2005, $163,000 8% Notes were issued and outstanding and we may issue and sell additional 2005 Units. The 8% Notes are convertible into a number of shares of common stock determined by dividing the principal amount of the 8% Notes converted by the conversion price in effect. Assuming a conversion price of $0.05, the 8% Notes outstanding on May 24, 2005 would convert into 3,260,000 shares of our common stock. This number of shares, however, could be significantly greater in the event of a decrease in the trading price of our common stock. The shares issuable upon conversion of the 8% Notes are expected to be registered under the Securities Act as described above.

The 8% Notes are convertible by the holders into shares of our common stock at any time at a conversion price equal to 85% of the average of the trading prices of our common stock for the twenty trading days ending one day prior to the date we receive a conversion notice from a 8% Noteholder. Conversion of a material amount of our 8% Notes could significantly dilute the value of a stockholder’s investment in us.

In addition, warrants to purchase shares of common stock have been issued to the purchasers of the Series A Preferred/Notes who have converted such 8% Notes. The warrants are exercisable for ½ of a share for each share acquired upon conversion of the 8% Notes and are exercisable over the next five years at a fluctuating price equal to 135% of the conversion price of the 8% Notes.

Also, in the absence of a proportionate increase in our earnings and book value, an increase in the aggregate number of our outstanding shares of common stock caused by a conversion of the 8% Notes or exercise of the warrants would dilute the earnings per share and book value of all of our outstanding shares of common stock. If these factors were reflected in the trading price of our common stock, the potential realizable value of a stockholder’s investment in us could also be adversely affected.

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

There are additional restrictions on our ability to request advances under the standby equity distribution agreement. For example, our ability to request an advance is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission. Further, we may not request advances if the shares to be issued in connection with such advances would result in Cornell Capital Partners, L.P., owning more than 9.9% of our outstanding common stock. Even if we request advances the amount of each advance is limited to a maximum draw down of $200,000 every five trading days and $800,000 every thirty days. As of May 24, 2005 we have not filed a registration statement registering the shares issuable under the standby equity distribution agreement and no assurance can be made as to when such registration statement will be filed or will be effective.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the first quarter of fiscal 2005 or subsequent to the date of the evaluation by its management thereof.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

All unregistered equity securities sold during the quarter ended March 31, 2005 have previously been reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following Exhibits are filed as part of this Report or incorporated herein by reference:

4.5	Form of Unsecured 12% Debentures. (1)

10.70	Standby Equity Distribution Agreement dated as of March 11, 2005 between Lithium Technology Corporation and Cornell Capital Partners, L.P. [Schedules omitted]. (1)

10.71	Registration Rights Agreement dated March 11, 2005 by and between Lithium Technology Corporation and Cornell Capital Partners, LP in connection with the Standby Equity Distribution Agreement. (1)

10.72	Placement Agent Agreement dated as of March 11, 2005 by and among Lithium Technology Corporation, Cornell Capital Partners, LP and Newbridge Securities Corporation in connection with the Standby Equity Distribution Agreement. (1)

10.73	Escrow Agreement dated as of March 11, 2005 by and between Lithium Technology Corporation and Cornell Capital Partners, LP in connection with the Standby Equity Distribution Agreement. (1)

10.74	Form of Debenture Purchase Agreement dated as of March 11, 2005 [Schedules and Exhibits omitted]. (1)

10.75	Form of Escrow Agreement dated as of March 11, 2005 entered in connection with the Debenture Purchase Agreement. (1)

10.76	Fourth Amendment to Lease, dated March 31, 2005, between PMP Whitemarsh Associates and LTC. (1)

10.77	Series B Amendment Agreement, dated as of May 11, 2005. (1)

10.78	Form of Warrant dated May 6, 2005 issued to Bridgehead Partners, LLC. +

10.79	Form of 8% Convertible Notes +

10.80	Form of 135% Warrants +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(1)	Incorporated by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.
+	Exhibit filed herewith in this Report.

(b)	Reports on Form 8K. During the quarter ended March 31, 2005, the Company filed the following Reports on Form 8-K.

On January 7, 2005, the Company filed a Report on Form 8-K reporting on the sale of securities in a private placement.

On February 1, 2005, the Company filed a Report on Form 8-K reporting on the sale of securities in a private placement.

On March 4, 2005, the Company filed a Report on Form 8-K reporting that it entered into the Standby Equity Distribution Agreement with Cornell Capital and reporting on a $2.5 million debenture financing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION
Date: May 27, 2005
	BY:	/s/ Franz J. Kruger
Franz J. Kruger, Chief Executive Officer
(Principal Executive Officer)

	BY:	/s/ John J. McGovern
John J. McGovern, Chief Financial Officer
(Principal Financial and Accounting Officer)