Form 10QSB/A
period 2004-09-30
LITHIUM TECHNOLOGY CORP
filed 2005-06-14
CIK 804154

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

EXPLANATORY NOTE

The purpose of this Quarterly Report on Form 10-QSB/A is to restate our consolidated financial statements for the quarter ended September 30, 2004 and to modify the related disclosures. The restatements were necessary to conform with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the correction of the accounting for the variable conversion feature on the Company’s 10% Convertible Debentures. The conversion feature on the 10% Convertible Debentures has been determined to be an embedded derivative under SFAS 133, which is required to be reflected as a liability at fair value. The 10% Convertible Debentures were previously reflected as containing a beneficial conversion feature under EITF 98-5. The adjustments relate solely to the accounting treatment of these transactions and do not affect the Company’s historical cash flow.

This Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2004, reflects corrections and restatements of the following financial statements: (a) condensed consolidated statements of operations and comprehensive loss for the quarter ended September 30, 2004; and (b) condensed consolidated statements of cash flows for the quarter ended September 30, 2004. For a more detailed description of the restatements and reclassifications, see “Note 3 - Restatement of September 30, 2004 Quarterly Results” to the accompanying notes to the condensed consolidated financial statements contained in this Report on Form 10-QSB/A. This Quarterly Report on Form 10-QSB/A restates certain financial information for the applicable periods set forth in Item 1 “Financial Statements” and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

This Quarterly Report on Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the original Form 10-QSB, except as required to reflect the effects of the restatement as described in Note 3 - Restatement of September 30, 2004 Quarterly Results” to the accompanying notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-QSB/A. Additionally, this Quarterly Report on Form 10-QSB/A, except for the restatement information, speaks as of the filing date of the original Form 10-QSB and does not update or discuss any other Company developments after the date of the original filing. All information contained in this Quarterly Report on Form 10-QSB/A and the original Form 10-QSB is subject to update and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

INDEX

		PAGE
	PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	4

	Condensed Consolidated Balance Sheets—September 30, 2004 and December 31, 2003	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss-Three and Nine Months Ended September 30, 2004 and 2003, and period from February 12, 1999 (inception of development stage) to September 30, 2004	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)—Nine Months Ended September 30, 2004	6

	Condensed Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2004 and 2003, and period from February 12, 1999 (inception of development stage) to September 30, 2004	7

	Notes to Condensed Consolidated Financial Statements—September 30, 2004	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

ITEM 3.	CONTROLS AND PROCEDURES	42

	PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	44

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	44

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	45

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	45

ITEM 5.	OTHER INFORMATION	45

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	45

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,000	$127,000
Accounts receivable	54,000	16,000
Inventories	83,000	105,000
Related party receivable	143,000	124,000
Prepaid expenses and other current assets	694,000	627,000

Total current assets	1,037,000	999,000
Due from related parties	3,323,000	3,203,000
Property and equipment, net	6,018,000	5,635,000
Intangibles, net	8,490,000	9,084,000
Other assets	225,000	20,000

Total assets	$19,093,000	$18,941,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,393,000	1,381,000
Accrued salaries	626,000	509,000
Notes payable	—	63,000
Current portion of long term debt	636,000	659,000
Payable to related party	808,000	1,453,000
Other current liabilities and accrued expenses	1,316,000	440,000

Total current liabilities	6,779,000	4,505,000
LONG-TERM LIABILITIES, LESS CURRENT PORTION
Subordinated loans from related party	4,890,000	27,625,000
Other long-term liabilities, less current portion	12,023,000	7,442,000
Convertible debt securities	1,360,000	12,609,000

Total long-term liabilities	18,273,000	47,676,000

Total liabilities	25,052,000	52,181,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $.01 per share, Authorized— 100,000 shares; Issued and outstanding none and 1000 shares Series A Convertible Preferred Stock	—	—
Preferred stock A, par value $1.00 per share, Authorized, issued and outstanding: none	2,137,000	—
Preferred stock B, par value $1.00 per share, Authorized, issued and outstanding: none	1,840,000	—
Common stock, par value $.01 per share, Authorized— 125,000,000 shares; Issued and outstanding 39,840,340 and 4,411,770 shares	398,000	44,000
Additional paid-in capital	45,389,000	10,678,000

Cumulative translation adjustments	(5,947,000)	(6,383,000)
Accumulated Deficit	(200,000)	(200,000)

Deficit accumulated during development stage	(49,576,000)	(37,379,000)

Total stockholders’ deficit	(5,959,000)	(33,240,000)

Total liabilities and stockholders’ deficit	$19,093,000	$18,941,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

					PERIOD FROM FEBRUARY 12, 1999
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		(INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30
	2004	2003	2004	2003	2004
REVENUES
Development contracts and prototype sales	$93,000	$126,000	$424,000	$285,000	$775,000

COSTS AND EXPENSES
Engineering, research and development	1,300,000	1,182,000	4,208,000	3,326,000	17,719,000
General and administrative	1,024,000	845,000	3,124,000	2,689,000	12,183,000
Depreciation and amortization	442,000	369,000	1,383,000	1,123,000	9,613,000
Intangibles expensed	—	—	—	—	3,700,000
Loss (gain) on sale of assets	—	11,000	(4,000)	(5,000)	46,000

	2,766,000	2,407,000	8,711,000	7,133,000	43,261,000
OTHER INCOME (EXPENSE)
Foreign government subsidies	95,000	239,000	430,000	645,000	2,837,000
Interest expense, net of interest income	(1,163,000)	(388,000)	(2,144,000)	(1,272,000)	(7,731,000)
Interest expense related to amortization of discount on convertible debt	(765,000)		(1,640,000)		(1,640,000)

	(1,833,000)	(149,000)	(3,354,000)	(627,000)	(6,534,000)

NET LOSS	$(4,506,000)	$(2,430,000)	$(11,641,000)	$(7,475,000)	$(49,020,000)

Charge for embedded derivatives and warrants - preferred shares	(556,000)	—	(556,000)	—	(556,000)
NET LOSS TO COMMON SHAREHOLDERS	$(5,062,000)	$(2,430,000)	$(12,197,000)	$(7,475,000)	$(49,576,000)

OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	(733,000)	(337,000)	436,000	(2,579,000)	(5,947,000)

COMPREHENSIVE LOSS	$(5,795,000)	$(2,767,000)	$(11,761,000)	$(10,054,000)	$(55,523,000)

Weighted average number of common shares outstanding:	39,430,742	9,978,797	28,496,047	9,978,797

Basic and diluted net loss per share:	$(0.13)	$(0.24)	$(0.43)	$(0.75)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Translations Adjustments	Accumulated Deficit	Deficit Accumulated During Development

	Shares	Amount	Shares	Amount
Balances at December 31, 2003	1,000	$—	4,411,459	$44,000	$10,678,000	($6,383,000)	($200,000)	($37,379,000)
Common stock issued upon conversion of preferred stock	(1,000)	—	5,567,027	56,000	(56,000)	—	—	—
Stock issued upon conversion of convertible notes	—	—	29,045,650	291,000	33,546,000	—	—	—
Stock issued for services	—	—	54,216	—	105,000	—	—	—
Stock issued upon conversion of 10% convertible debentures	—	—	761,988	7,000	560,000	—	—	—
Issuance of convertible preferred stock	3,977,000	3,977,000	—	—	—	—	—	—
Charge for embedded derivative	—	—	—	—	556,000	—	—	(556,000)
Foreign currency translation adjustments	—	—	—	—	—	436,000	—	—
Net loss	—	—	—	—	—	—	—	(11,641,000)
Balances at September 30, 2004	3,977,000	$3,977,000	39,840,340	$398,000	$45,389,000	($5,947,000)	($200,000)	(49,576,000)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2004
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,641,000)	$(7,475,000)	$(49,020,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,383,000	1,123,000	9,613,000
In-process research and development expensed		—	3,700,000
Loss on sale of assets	(4,000)	(5,000)	46,000
Non cash interest expense	3,592,000	1,104,000	7,630,000
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(39,000)	2,000	(53,000)
Inventories	19,000	36,000	(64,000)
Prepaid expenses and other current assets	(126,000)	51,000	(290,000)
Accounts payable and accrued expenses	1,586,000	526,000	3,944,000

Net cash used in operating activities	(5,230,000)	(4,638,000)	(24,494,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(812,000)	(269,000)	(4,491,000)
Investment in intangibles	(36,000)	(22,000)	(167,000)
Cash received in connection with Share Exchanges		—	20,000
Deposit on equipment	—	(100,000)	(200,000)
Proceeds from sale of assets	4,000	61,000	137,000

Net cash used in investing activities	(844,000)	(330,000)	(4,701,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of loans from financial institutions	(328,000)	(6,000)	(2,047,000)
Proceeds (repayments) of silent partnership loans	—	—	102,000
Proceeds from related party loans	—	—	16,908,000
Proceeds from 10% convertible debentures, net of cost of issue	1,686,000		1,686,000
Proceeds from series A & B units, net of cost of issue	432,000		432,000
Proceeds received from Non-convertible Promissory
Notes from related party	4,223,000	4,830,000	12,183,000

Net cash provided by financing activities	6,013,000	4,824,000	29,264,000

Effect of exchange rate changes on cash	(3,000)	10,000	(9,000)

Net increase (decrease) in cash and cash equivalents	(64,000)	(134,000)	60,000
Cash and cash equivalents, beginning of period	127,000	165,000	3,000

Cash and cash equivalents, end of period	$63,000	$31,000	$63,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$192,000	$103,000	$678,000
Conversion of convertible debt into common stock	$33,546,000	$—	$35,461,000
Conversion of convertible debt into preferred stock subject to rescission	$3,545,000	$—	$3,545,000
Capital contribution by affiliate of Arch Hill in lieu of debt payment	$—	$—	$1,734,000

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

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Series A Preferred Stock	—	5,567,027	1,137,787	5,567,027
Common Stock	39,433,459	4,411,770	27,359,172	4,411,770

Total	39,433,459	9,978,797	28,496,959	9,978,797

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

RESTATEMENT OF SEPTEMBER 30, 2004 QUARTERLY RESULTS

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

The following table sets forth the affect of the restatement on the three month period ended September 30, 2004:

Three months ended September 30, 2004	As restated	As reported
Net loss	(4,506,000)	(4,127,000)
Net loss to common shareholders	(5,062,000)	(4,127,000)
Basic and diluted net loss
To common shareholders per share	(0.13)	(0.10)

This Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2004, reflects corrections and restatements of the following financial statements: (a) condensed consolidated balance sheets, (b) condensed consolidated statements of operations and comprehensive loss for the quarter ended September 30, 2004; and (c) condensed consolidated statements of cash flows for the quarter ended September 30, 2004.

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

The above conversion formula resulted in the debentures being issued with an imbedded derivative. Accordingly, pursuant to FASB 133 Accounting for Derivative Instruments and Hedging Activities, the Company has recorded the entire $3,000,000 to the derivative instrument based on the fair value of the imbedded derivative. The $3,000,000 discount is being recognized as interest over the two year life of the debentures or conversion date which ever is earlier. $375,000 and $750,000, respectively was expensed in the three months and nine months ended September 30, 2004.

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

The above conversion formula resulted in the debentures being issued with an imbedded derivative. Accordingly, pursuant to FASB 133 Accounting for Derivative Instruments and Hedging Activities, the Company has recorded the entire $2,000,000 to the derivative instrument based on the fair value of the imbedded derivative. The $2,000,000 discount is being recognized as interest over the two year life of the debentures or conversion date which ever is earlier. $390,000 and $890,000, respectively, was expensed in the three months and nine months ended September 30, 2004.

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

NOTE 10—LONG-TERM DEBT

	September 30, 2004	December 31, 2003
Long-term debt is summarized as follows:
Convertible debt Securities	$1,360,000	$12,609,000
Derivative liability	4,720,000	—
Loans from financial institutions	2,057,000	2,300,000
Subordinated loans from related party	4,890,000	27,625,000
Silent partnership loans-related party	3,323,000	3,203,000
Silent partnership loans-unrelated parties	2,559,000	2,598,000

	$18,909,000	$48,335,000
Less: Current maturities	(636,000)	(659,000)

	$18,273,000	$47,676,000

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

The conversion formula on the Series A Preferred Stock is an embedded derivative pursuant to FASB 133. The fair value of the derivative was determined at the dates of issue and September 30, 2004. The value of the derivative of $556,000 has been recorded as a deemed dividend to the preferred shareholders and to derivative liability.

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

Interest expense, net of interest income, for the nine months ended September 30, 2004 increased by $2,512,000 or 197% to $3,784,000 from $1,272,000 in the same period in 2003. Interest expense increased as a result of interest accrued on the loans from Arch Hill Capital and Arch Hill Ventures and the interest accrued on the January 2004 debentures and the April 2004 debentures. In addition, the January 2004 and April 2004 10% convertible debentures contain a variable conversion feature, which was determined to be an embedded derivative under FASB 133. The value of this embedded derivative resulted in discounts of $2,000,000 and $3,000,000 on the January 2004 and April 2004 debentures, respectively, which is being amortized over the lives of the debentures, and charged to interest expense. We did not have debt with similar features in 2003.

The result of these revenues and costs and expenses is a net loss to common stockholders of $12,197,000 or $(0.43) per share for the nine months ended September 30, 2004 as compared to a net loss of $7,475,000 or $(0.75) for the nine months ended September 30, 2003. The increase in net loss was principally due to the increase in interest expense on outstanding debt and the interest expense related to the debentures, preferred issued in January and April 2004 and the charge for the embedded derivative related to the Preferred shares and warrants.

Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of September 30, 2004, our accumulated deficit was $49,776,000.

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

Interest expense, net of interest income, for the three months ended September 30, 2004 increased by $1,540,000 or 397% to $1,928,000 from $388,000 in the same period in 2003. Interest expense increased as a result of interest accrued on the loans from Arch Hill Capital and Arch Hill Ventures and the interest accrued on the January 2004 debentures. In addition, the January 2004 and April 2004 10% convertible debentures contain a variable conversion feature, which was determined to be an embedded derivative under FASB 133. The value of this embedded derivative resulted in discounts of $2,000,000 and $3,000,000 on the January 2004 and April 2004 debentures, respectively, which is being amortized over the lives of the debentures, and charged to interest expense. We did not have debt with similar features in 2003.

The result of these revenues and costs and expenses is a net loss to common shareholders of $5,062,000 or $(0.13) per share for the three months ended September 30, 2004 as compared to a net loss of $2,430,000 or $(0.24) for the three months ended September 30, 2003. The increase in net loss for the quarter was principally due to the increase in interest expense on outstanding debt, the interest expense related to the debentures, and the charge for the embedded derivative related to the Preferred shares and warrants.

LIQUIDITY AND FINANCIAL CONDITION

At September 30, 2004, cash and cash equivalents were $63,000. Total liabilities at September 30, 2004 were $26,013,000 consisting of current liabilities in the aggregate amount of $6,779,000 (including $3,393,000 of accounts payable) and long-term liabilities in the amount of $18,273,000. As of September 30, 2004, our working capital deficit was $5,742,000. We expect to incur substantial operating losses as we continue our commercialization efforts.

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

At September 30, 2004, we had total consolidated long-term indebtedness of approximately $18.3 million, plus current portion of approximately $636,000, and a stockholders’ deficit of approximately $49.8 million. We also had at September 30, 2004, additional current liabilities of approximately $6.8 million.

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

We incurred net losses of approximately $49.6 million from February 12, 1999 (date of inception) to September 30, 2004, including approximately $5.1 million of net loss in the quarter ended September 30, 2004. We expect to incur substantial additional operating losses in the future. We have a total accumulated deficit of approximately $49.8 million. During the nine months ended September 30, 2004 and 2003, we generated revenues from development contracts and prototype sales and income from foreign government subsidies in the amounts of $854,000 and $930,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following Exhibits are filed as part of this Report or incorporated herein by reference:

10.73	Form of Consulting Agreement dated as of July 12, 2004 between Lithium Technology Corporation and Ilion Technology Corporation.(1)

10.74	Form of 125% A Warrant. (2)

10.75	Form of 150% A Warrant. (2)

10.76	Form of 125% B Warrant. (2)

10.77	Form of 150% B Warrant. (2)

10.78	Form of Convertible Note Issuable in Lieu of Series A Preferred Stock. (3)

10.79	Form of Convertible Note Issuable in Lieu of Series B Preferred Stock. (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(1)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
(2)	Incorporated herein by reference to LTC’s Report on Form 8-K dated August 30, 2004.
(3)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004
+	Exhibit filed herewith in this Report.
(b)	Reports on Form 8K. During the quarter ended September 30, 2004, we filed the following Reports on Form 8-K.

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

LITHIUM TECHNOLOGY CORPORATION
Date: June 10, 2005

	BY:	/s/ Franz J. Kruger
Franz J. Kruger, Chief Executive Officer
(Principal Executive Officer)

	BY:	/s/ John M. McGovern
John J. McGovern, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.73	Form of Consulting Agreement dated as of July 12, 2004 between Lithium Technology Corporation and Ilion Technology Corporation. (1)

10.74	Form of 125% A Warrant. (2)

10.75	Form of 150% A Warrant. (2)

10.76	Form of 125% B Warrant. (2)

10.77	Form of 150% B Warrant. (2)

10.78	Form of Convertible Note Issuable in Lieu of Series A Preferred Stock. (3)

10.79	Form of Convertible Note Issuable in Lieu of Series B Preferred Stock. (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(1)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
(2)	Incorporated herein by reference to LTC’s Report on Form 8-K dated August 30, 2004.
(3)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.
+	Exhibit filed herewith in this Report.