Form 10QSB
period 2005-06-30
LITHIUM TECHNOLOGY CORP
filed 2005-08-19
CIK 804154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2005, 226,768,660 shares of common stock.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2005

INDEX

		PAGE
	PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets—June 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss-Three and Six Months Ended June 30, 2005 and 2004, and period from February 12, 1999 (inception of development stage) to June 30, 2005	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)—Three Months Ended June 30, 2005	5

	Condensed Consolidated Statements of Cash Flows—Six Months Ended June 30, 2005 and 2004, and period from February 12, 1999 (inception of development stage) to June 30, 2005	6

	Notes to Consolidated Financial Statements—June 30, 2005	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27

ITEM 3.	CONTROLS AND PROCEDURES	54

	PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	54

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	54

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	56

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	56

ITEM 5.	OTHER INFORMATION	56

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	56

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$448,000	$240,000
Accounts receivable	230,000	121,000
Inventories	481,000	141,000
Related party receivable	—	187,000
Prepaid expenses and other current assets	528,000	725,000

Total current assets	1,687,000	1,414,000
Property and equipment, net	5,574,000	6,461,000
Intangibles, net	7,994,000	8,416,000
Other assets	464,000	237,000

Total assets	$15,719,000	$16,528,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	2,158,000	2,750,000
Accrued salaries	453,000	511,000
Current portion of long term debt	2,092,000	750,000
Payable to related party	500,000	—
Other current liabilities and accrued expenses	1,440,000	1,390,000

Total current liabilities	6,643,000	5,401,000
LONG-TERM LIABILITIES, LESS CURRENT PORTION
Subordinated loans from related party	6,736,000	5,684,000
Other long-term liabilities, less current portion	8,143,000	9,552,000
Convertible debt securities	6,313,000	1,859,000

Total long-term liabilities	21,192,000	17,095,000

Total liabilities	27,835,000	22,496,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share, Authorized – 100,000 shares; Issued and outstanding: none	—	—
Preferred stock A, par value $1.00 per share, authorized, issued and outstanding: none	1,000,000	3,473,000
Preferred stock B, par value $1.00 per share, authorized, issued and outstanding: none	—	1,840,000
12% convertible debentures	812,000	—
Common stock, par value $.01 per share, Authorized – 125,000,000 shares; Issued and outstanding: 114,478,704 and 53,923,964 shares	1,145,000	540,000
Additional paid-in capital	56,300,000	50,105,000
Cumulative translation adjustments	(4,864,000)	(5,816,000)
Accumulated deficit	(200,000)	(200,000)
Deficit accumulated during development stage	(66,309,000)	(55,910,000)

Total stockholders’ deficit	(12,116,000)	(5,968,000)

Total liabilities and stockholders’ deficit	$15,719,000	$16,528,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30
	2005	2004	2005	2004	2005
REVENUES
Development contracts and prototype sales	$716,000	$245,000	$857,000	$331,000	$1,974,000

COSTS AND EXPENSES
Cost of goods sold	431,000	—	1,157,000	—	1,157,000
Engineering, research and development	850,000	1,697,000	1,561,000	2,908,000	20,466,000
General and administrative	1,395,000	1,091,000	2,439,000	2,100,000	16,022,000
Sales and marketing	190,000	—	399,000	—	399,000
Depreciation and amortization	423,000	533,000	872,000	941,000	10,926,000
Intangibles expensed	—	—	—	—	3,700,000
Loss (gain) on sale of assets	—	(4,000)	—	(4,000)	108,000

	3,289,000	3,317,000	6,428,000	5,945,000	52,778,000
OTHER INCOME (EXPENSE)
Foreign government subsidies	56,000	193,000	58,000	334,000	2,900,000
Interest expense, net of interest income	(567,000)	(304,000)	(1,293,000)	(981,000)	(8,646,000)
Interest expense related to beneficial conversion	(980,000)	(625,000)	(1,828,000)	(875,000)	(4,213,000)

	(1,491,000)	(736,000)	(3,063,000)	(1,522,000)	(9,959,000)

NET LOSS	$(4,064,000)	$(3,808,000)	$(8,634,000)	$(7,136,000)	$(60,763,000)

Charge for embedded derivatives, warrants and beneficial conversion, preferred shares	(687,000)	—	(1,531,000)	—	(5,186,000)
Dividends on preferred shares	(121,000)	—	(234,000)	—	(360,000)

NET LOSS TO COMMON SHAREHOLDERS	(4,872,000)	(3,808,000)	(10,399,000)	(7,136,000)	(66,309,000)
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	350,000	386,000	952,000	1,169,000	(4,864,000)

COMPREHENSIVE LOSS	$(4,522,000)	$(3,422,000)	$(9,447,000)	$(5,967,000)	$(71,173,000)

Weighted average number of common shares outstanding:	96,850,216	35,192,973	78,158,646	22,968,618

Basic and diluted net loss per share:	$(0.04)	$(0.11)	$(0.13)	$(0.31)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Translation Adjustments	Accumu- lated Deficit	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount
Balances at December 31, 2004	5,313,000	$5,313,000	53,923,964	$540,000	$50,105,000	$(5,816,000)	$(200,000)	$(55,910,000)
Issuance of convertible debt with embedded beneficial conversion	—	—	—	—	405,000	—	—	—
Charge for fair value of warrants					547,000	—	—	(547,000)
Charge for embedded derivative					—	—	—	(653,000)
Issuance of convertible preferred stock	476,000	476,000	—	—	—	—	—	—
Exchange of convertible preferred stock for convertible notes	(4,545,000)	(4,545,000)	—	—	—	—	—	—
Charge for cost of issuance of convertible preferred stock	331,000	331,000	—	—	—	—	—	(331,000)
Stock issued for services	—	—	2,988,745	30,000	300,000	—	—	—
Warrants issued for services	—	—	—	—	194,000	—	—	—
Stock issued upon conversion of 10% convertible debentures	—	—	52,828,376	528,000	4,076,000	—	—	—
Stock issued upon conversion of convertible preferred stock	(575,000)	(575,000)	4,737,619	47,000	673,000	—	—	—
Dividend on convertible preferred stock	—	—	—	—	—	—	—	(234,000)
Foreign currency translation adjustments	—	—	—	—	—	952,000	—	—
Net loss	—	—	—	—	—	—	—	(8,634,000)
Balances at June 30, 2005	1,000,000	$1,000,000	114,478,704	$1,145,000	$56,300,000	$(4,864,000)	$(200,000)	$(66,309,000)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2005
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,634,000)	$(7,136,000)	$(60,763,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	872,000	941,000	10,926,000
In-process research and development expensed	—	—	3,700,000
Loss on sale of assets	—	(1,000)	107,000
Non cash interest expense	3,011,000	1,722,000	10,975,000
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(109,000)	(58,000)	(229,000)
Inventories	(379,000)	15,000	(487,000)
Prepaid expenses and other current assets	(185,000)	(327,000)	(520,000)
Accounts payable and accrued expenses	343,000	654,000	4,277,000

Net cash used in operating activities	(5,081,000)	(4,190,000)	(32,014,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(45,000)	(425,000)	(4,635,000)
Investment in intangibles	(12,000)	(20,000)	(286,000)
Cash received in connection with Share Exchanges	—	—	20,000
Deposit on equipment	(145,000)	—	(371,000)
Proceeds from sale of assets	—	4,000	154,000

Net cash used in investing activities	(202,000)	(441,000)	(5,118,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of loans from financial institutions	(193,000)	(201,000)	(2,321,000)
Proceeds of silent partnership loans	—	—	102,000
Proceeds (repayments) from related party loans	—	—	16,908,000
Proceeds from 10% convertible debentures, net of cost of issue	—	1,686,000	1,686,000
Proceeds from 12% convertible debentures, net of cost of issue	1,164,000	—	1,164,000
Proceeds from 12% debentures	2,500,000	—	2,500,000
Proceeds from series A & B units, net of cost of issue	476,000	—	4,026,000
Proceeds from sale of 2005 units	163,000	—	163,000
Proceeds received from non-convertible promissory notes from related party	1,427,000	3,160,000	13,387,000

Net cash provided by financing activities	5,537,000	4,645,000	37,615,000

Effect of exchange rate changes on cash	(46,000)	(22,000)	(38,000)

Net increase (decrease) in cash and cash equivalents	208,000	(8,000)	445,000
Cash and cash equivalents, beginning of period	240,000	127,000	3,000

Cash and cash equivalents, end of period	$448,000	$119,000	$448,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$110,000	$134,000	$821,000
Conversion of convertible debt into common stock	—	33,546,000	35,752,000
Conversion of convertible debt into preferred stock subject to rescission	—	—	3,545,000
Stock issued for services	330,000	85,000	436,000
Stock issued as dividend on convertible preferred stock	—	—	126,000
Warrants issued for services	194,000	—	489,000
Conversion bridge notes to debentures	—	3,000,000	3,000,000
Conversion of A and B units into common stock	720,000	—	2,502,000
Conversion of January 2004 debentures into common stock	4,604,000	—	5,650,000
Capital contribution by affiliate of Arch Hill in lieu of debt payment	—	—	1,734,000
Exchange of preferred stock for convertible debentures	4,545,000		4,545,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-KSB filed with the SEC for the year ended December 31, 2004. Operating results for three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any interim period.

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

GAIA Holding, a private limited liability company incorporated under the laws of the Netherlands, is the 100% beneficial owner of GAIA Akkumulatorenwerke GmbH (“GAIA”). GAIA Holding was incorporated in 1990 and only had limited operations until the acquisition of GAIA on February 12, 1999 (inception of development stage). GAIA is a private limited liability company incorporated under the laws of Germany. GAIA Holding’s ownership interest in GAIA is held through certain trust arrangements. (See Note 3).

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

NET LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share. These shares were converted to common stock in February 2004. The Company made such determination because: 1) Arch Hill Capital, which controls the Company, had the ability to authorize the necessary shares for conversion; 2) the preferred shares had no significant preferential rights above the common shares; and 3) the preferred shares would automatically convert at a later date upon proper share authorization. As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Series A Preferred Stock	—	—	—	1,712,931
Common Stock	96,850,216	35,192,973	78,158,646	21,255,687

Total	96,850,216	35,192,973	78,158,646	22,968,618

Due to net losses in the three and six months ended June 30, 2005 and 2004, the effect of the potential common shares resulting from convertible promissory notes payable, convertible debentures, stock options and warrants in those years was excluded, as the effect would have been anti-dilutive.

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

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which is an amendment to APB Opinion No. 29. It states that the exchanges on nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance”. SFAS No. 153 is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will not have an effect on the consolidated financial statements.

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

NOTE 4—OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT’S PLANS

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

The Company operations have been financed primarily through the use of proceeds from equity and debt financings, loans, including loans from Arch Hill Capital, Arch Hill Ventures and other related parties, loans from silent partners and bank borrowings secured by assets.

The Company has recently entered into a number of financing transactions and is continuing to seek other financing initiatives to meet its working capital needs and to complete its product commercialization process. See Notes 7, 8, 10 and 11. Such capital is expected to come from the sale of securities, including the sale of common stock under the Standby Equity Distribution Agreement. See Note 10. No assurance can be given that the Company will be successful in completing these or any other financings at the minimum level necessary to fund its capital equipment requirements, current operations or at all. If the Company is unsuccessful in completing these financings at such minimum level, it will not be able to fund its capital equipment requirements or current expenses or it will not be able to pursue its business strategy. Additional financing may not be available on terms favorable to the Company or at all.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2005 and December 31, 2004 is summarized as follows:

	June 30	December 31
Land and buildings	$2,661,000	$3,009,000
Technical and laboratory equipment	6,002,000	6,794,000
Assets under construction and equipment deposit	155,000	12,000
Office equipment and other	545,000	622,000

	9,363,000	10,437,000

Less: Accumulated depreciation and amortization	(3,789,000)	(3,976,000)

	$5,574,000	$6,461,000

Assets under construction at June 30, 2005 included equipment being constructed that was not yet placed into service.

NOTE 6—INTANGIBLES

Intangibles at June 30, 2005 and December 31, 2004 are summarized as follows:

	June 30	December 31
Patents	$10,298,000	$10,302,000
Less: Accumulated amortization	(2,334,000)	(1,886,000)

Total	$7,994,000	$8,416,000

Intangibles consist primarily of amounts relating to the core patented technology of LTC, as determined by an independent valuation, in connection with the allocation of the excess purchase price resulting from the Share Exchanges (see Note 2). Intangibles also include patents held by GAIA Holding.

Amortization expense on intangible assets was $418,000 and $836,000, respectively, in the six months ended June 30, 2005 and the year ended December 31, 2004. Estimated future amortization expense on intangible assets for the next five years, at June 30, 2005, is approximately $840,000 per year.

NOTE 7—CONVERTIBLE DEBT SECURITIES

Convertible debt securities are comprised of bridge notes held by Arch Hill Capital, 8% Notes, 12% Debentures, 10% Convertible Debentures Due 2006 held by an investment group and Arch Hill Capital, Series A Notes and Series B Notes.

BRIDGE NOTES

The bridge notes were issued under a Bridge Financing Agreement, as amended, between LTC and Arch Hill Capital (the “Bridge Financing Agreement”). As of June 30, 2005, $245,000 of advances were outstanding under the LTC Bridge Financing Agreement.

The Bridge Financing Agreement does not contain a maximum of the amount of funding that may be advanced under such Agreement. The amount of any additional notes provided will be related to the working capital advances made by Arch Hill Capital to the Company.

8% NOTES

During the quarter ended June 30, 2005, the Company sold $163,000 of equity units (the “2005 Units”) in a private placement. Each 2005 Unit consists of a convertible promissory note in the principal amount of $1,000 (the “8% Notes”) and one warrant for each share of common stock issued upon conversion of the 8% Notes to purchase one-half share of Company common stock. The purchase price per 2005 Unit is $1,000.

The 8% Notes are convertible at the election of the holder thereof, at any time commencing from and after their date of issuance and for a period of three years thereafter at a price equal to 85% of the average closing price of Company common stock on the OTC-BB for the 20 trading days immediately preceding the day upon which the Company receives a conversion notice from the Noteholder.

The 8% Notes are entitled to receive an 8% annual interest payment payable in shares of Company common stock. The per share exercise price of the warrant will be 135% of the conversion price of the 8% Notes. The 8% 2005 unitholders are subject to a lock-up on the sale of the Unitholders’ 2005 Unit securities until November 30, 2005.

The conversion feature resulted in the units being issued with an embedded derivative. Accordingly, the Company has recorded $29,000 of the proceeds received to the liability for the derivative instrument based on the fair value of the embedded derivative. The $29,000 discount will be recognized as additional interest over the three year life of the conversion option or at the conversion date, which ever is earlier.

APRIL 2004 10% CONVERTIBLE DEBENTURES

In April 2004 the Company issued $3,000,000 of debentures (“April 2004 Debentures”) in the April 2004 Debt Exchange. In December 2004, $3,000,000 of April 2004 Debentures and accrued and unpaid interest were converted into 42,619,178 shares of common stock. The April 2004 debentureholder is entitled to acquire from the Company pursuant to a Notice of Conversion, dated December 8, 2004, 40,000,000 fully paid and nonassessable shares of Company common stock pursuant to the conversion of $3,000,000 principal amount of debentures, and 2,619,178 shares of Company common stock in payment of $196,438 of accrued and unpaid interest on the debentures, for a total of 42,619,178 shares of Company common stock. Certificates for the shares must be delivered no later than ten days of an increase in the authorized number of shares of Company common stock subsequent to the conversion date. 11,000,000 shares of Company common stock were delivered on May 31, 2005, and the balance of 31,619,178 shares were delivered on August 1, 2005.

Interest payments on the April 2004 debentures are due and payable in cash, or at the option of Arch Hill Capital, in Company common stock at a price equal to the conversion price of Company common stock as described below. Interest is due quarterly commencing September 30, 2004.

The April 2004 debentures were convertible at any time at the option of the holder into shares of Company common stock. The conversion price of Company common stock used in calculating the number of shares issuable upon conversion, or in payment of interest on the April 2004 debentures, was the lesser of 50% of the average of the lowest three trading prices of Company common stock for the twenty trading days ending one trading day prior to the date the Company receives a conversion notice from a 10% debenture holder; and a fixed conversion price of $2.00.

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

The above conversion formula resulted in the debentures being issued with an embedded derivative. Accordingly, pursuant to FASB 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company has recorded the entire $3,000,000 to the derivative instrument based on the fair value of the embedded derivative. The $3,000,000 discount is being recognized as interest over the two year life of the debentures or conversion date whichever is earlier.

JANUARY 2004 10% CONVERTIBLE DEBENTURES

In January 2004, the Company issued to an investment group $2,000,000 of January 2004 debentures with attached warrants to purchase up to 1,000,000 shares of common stock. Interest payments on the January 2004 debentures are payable in common stock at a price equal to the conversion price of common stock as described below. As of June 30, 2005, $0 in principal of January 2004 debentures were outstanding and $206,000 in interest was due and payable in shares of common stock.

The warrants purchased by the January 2004 debenture holders entitle the January 2004 debenture holders to purchase 1,000,000 shares of LTC common stock at an exercise price of $2.00 per share. The warrants expire on January 20, 2009. The exercise price of the warrants is subject to reduction if the Company issues any rights, options or warrants to purchase shares of common stock at a price less than the market price of our shares as quoted on the OTC Bulletin Board, subject to certain exceptions and in connection with stock splits and similar events.

On May 5, 2004, the Company issued to the finder and affiliated persons in the January 2004 debenture financing warrants to purchase shares of LTC common stock pursuant to an investment banking services agreement. The warrants entitle the holders to purchase, in the aggregate, such number of shares of the common stock equal to 10% of the aggregate number of fully diluted and/or converted shares of common stock as are purchased by the January 2004 debenture holders. The exercise price per share of the warrants is equal to 110% of the effective per share price paid by the January 2004 debenture holders for the securities purchased by such debenture holders. On April 13, 2005, the Company terminated the investment banking services agreement with the finder for a payment of $80,000 and the finder agreed to remit all of the foregoing warrants and any additional warrants it would otherwise be entitled to under such agreement. The warrants were transferred to an investor who has provided financing to the Company and as of June 30, 2005, there was a total of 4,532,836 of such warrants outstanding at exercise prices ranging from $0.66 to $0.024. The warrants are exercisable until January 20, 2009.

The conversion feature resulted in the debentures being issued with an embedded derivative. Accordingly, pursuant to FASB 133 Accounting for Derivative Instruments and Hedging Activities, the Company has recorded the entire $2,000,000 of the proceeds received to the liability for the derivative instrument based on the fair value of the embedded derivative. The $2,000,000 discount was recognized as interest over the two year life of the debentures or conversion date.

During the fiscal year ended December 31, 2004, $526,100 of January 2004 debentures were converted into an aggregate of 3,500,000 shares of common stock at conversion prices ranging from $0.0858 to $0.60 per share. During the quarter ended March 31, 2005, $761.050 of January 2004 debentures were converted into an aggregate of 13,600,000 shares of common stock at conversion prices ranging from $0.0405 to $0.0766 per share. During the quarter ended June 30, 2005, $712,580 of January 2004 debentures were converted into an aggregate of 28,228,376 shares of common stock at conversion prices ranging from $0.0363 to $0.0221 per share. As of June 30, 2005, all January 2004 debentures had been converted to common stock.

SERIES A NOTES AND SERIES B NOTES

From August 2004 through January 2005, the Company closed on the sale of $7,902,000 of its securities in a private placement. The Company closed on the sale of $4,357,000 of A Units (“A Units”) for cash. The Company also issued 1,705 of A Units in exchange for $1,705,000 of outstanding debt and 1,840 of B Units (“B Units”) in exchange for $1,840,000 of outstanding debt, in each case held by Arch Hill Capital.

On May 11, 2005, the Company amended the terms of the B Units to the same terms of the A Units. Prior to the amendment, each B Unit consisted of one share of Series B Convertible Preferred Stock, par value $0.01 per share convertible into common stock at $1.80 per share, one warrant for each share of common stock issued upon conversion of the Series B Preferred Stock each warrant to purchase one share of common stock at an exercise price per share equal to $2.25, and one warrant for each share of common stock issued upon conversion of the Series B Preferred Stock, each warrant to purchase one share of common stock at an exercise price per share equal to $2.70. All of the B Units are held by Stichting LTC, an entity controlled by Arch Hill Capital. The Amendment is subject to the B Unitholders providing indirectly (through introducing third party investors to LTC) or directly debt or equity capital to the Company of not less than $2,000,000 on or after the date of the Amendment and no later than December 31, 2005 on terms acceptable to the Company. In the event the capital is not provided by December 31, 2005, the Amendment shall be void on such date. As a condition of the Amendment, the Company received from its financial advisor, an opinion that the Amendment is fair from a financial point of view to its equityholders. After the amendment, the B Units have the terms as described below.

As of the closing date of the private placement, a sufficient number of shares of Series A Preferred Stock and Series B Preferred Stock (together the “Preferred Stock”) were not available for issuance under the Company’s Certificate of Incorporation. Pending the amendment of the Company’s Certificate of Incorporation to increase the number of authorized shares of Preferred Stock, the private placement investors were entitled to request that the Company deliver notes convertible into that number of shares of common stock into which the Preferred Stock would be convertible and on all other terms comparable to the terms of the Preferred Stock (the “Series A Notes” and the “Series B Notes”). Subsequent to June 30, 2005, the Company’s Certificate of Incorporation was amended to increase the authorized number of shares of Common Stock to 750,000,000 and Preferred Stock to 100,000,000 as described herein and designate 1,000 of the newly authorized shares of Preferred Stock as Series A Preferred Stock. (See Note 11).

Each A Unit consists of:

(i)	one share of Company Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) or $1,000 in principal of Series A Convertible Notes (the “Series A Notes” (together, the “Series A Preferred/Notes”)),

(ii)	one warrant for each share of Company common stock issued upon conversion of the Series A Preferred/Notes, each warrant to purchase ½ of a share of Company common stock at an exercise price per share equal to 125% of the conversion price of the Series A Preferred/Notes then in effect upon conversion of the shares of Series A Preferred/Notes by the stockholder from time to time (the “125% A Warrant”), and

(iii)	one warrant for each share of Company common stock issued upon conversion of the Series A Preferred/Notes, each warrant to purchase ½ of a share of Company common stock at an exercise price per share equal to 150% of the conversion price of the Series A Preferred/Notes then in effect upon conversion of the shares of Series A Preferred/Notes by the stockholder from time to time (the “150% A Warrant”).

Each B Unit consists of:

(i)	one share of Company Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”) or $1,000 in principal of Series B Convertible Notes (the “Series B Notes” (together, the “Series B Preferred/Notes”)),

(ii)	one warrant for each share of Company common stock issued upon conversion of the Series B Preferred/Notes, each warrant to purchase ½ of a share of Company common stock at an exercise price per share equal to 125% of the conversion price of the Series B Preferred/Notes then in effect upon conversion of the shares of Series B Preferred/Notes by the stockholder from time to time (the “125% B Warrant”), and

(iii)	one warrant for each share of Company common stock issued upon conversion of the Series B Preferred/Notes, each warrant to purchase one share of Company common stock at an exercise price per share equal to 150% of the conversion price of the Series B Preferred/Notes then in effect upon conversion of the shares of Series B Preferred/Notes by the stockholder from time to time (the “150% B Warrant”).

The shares of Series A Preferred Stock are entitled to receive an 8% annual cumulative dividend payable in shares of Company common stock at the conversion price and rank pari passu with the Series B Preferred Stock. The shares of Series B Preferred Stock are entitled to receive an 8% annual cumulative dividend payable in shares of Company common stock and rank pari passu with the Series A Preferred Stock. The Series A Notes and Series B Notes bear interest at 8% per annum payable in shares of Company common stock at the conversion price.

The Series A Preferred/Notes and the Series B Preferred/Notes are convertible at the election of the holder thereof, at any time commencing from and after their date of issuance and for a period of three years thereafter, upon five days’ advance written notice to the Company. The conversion price is equal to 80% of the average closing price of Company common stock on the OTC Bulletin Board for the 20 trading days immediately preceding the day upon which the Company receives a conversion notice from the Series A or Series B Preferred/Noteholder.

During the fiscal year ended December 31, 2004, the holders of 1,797 A Units exchanged the right to receive Series A Preferred Stock into $1,797,000 principal of Series A Notes and have converted $1,782,000 of such notes into an aggregate of 10,761,660 shares of Company common stock at conversion prices ranging from $.15 to $.23 per share. During the quarter ended March 31, 2005, the holders of 5,500 A Units exchanged the right to receive Series A Preferred Stock into $550,000 principal of Series A Notes and have converted $550,000 of such notes into an aggregate of 4,227,953 shares of company common stock at conversion prices ranging from $0.12 to $0.18 per share. During the quarter ended June 30, 2005, the holders of 1,715 A Units exchanged the right to receive Series A Preferred Stock into $1,715,000 principal of Series A Notes. The holders of $20,000 of Series A Notes converted such notes into an aggregate of 400,000 shares of Company common stock at a conversion price of $0.05 per share and the holders of 1,840 B Units exchanged the right to receive Series B Preferred Stock into $1,840,000 principal of the Series B Notes. Subsequent to June 30, 2005, additional A and B Units were converted into Company common stock. (See Note 11).

The 125% A Warrants and 150% A Warrants are exercisable for shares of Company common stock at any time beginning on the date of conversion of the Series A Preferred/Notes and ending on the fourth anniversary of their issuance. The 125% B Warrants and 150% B Warrants are exercisable for shares of Company common stock at any time beginning on the date of conversion of the Series B Preferred/Notes and ending on the fourth anniversary of their issuance. The 125% A Warrants, 150% A Warrants, 125% B Warrants and 150% B Warrants are subject to adjustment for anti-dilution purposes.

As of June 30, 2005, the 125% A Warrants were exercisable for 7,807,349 shares at exercise prices ranging from $0.0625 to $0.2875, the 150% A Warrants were excisable for 7,807,349 shares at exercise prices ranging from $0.075 to $0.345 and no 125% B Warrants or 150% B Warrants were exercisable.

The broker-dealer in the A and B Unit financing received as additional commission warrants to purchase that number of shares of Company common stock as equals 10% of the number of shares of common stock that would be issuable to investors in the offering assuming conversion of the Series A Preferred/Notes and Series B Preferred/Notes at the closing date, with an exercise price equal to 110% of their conversion prices on such date, a term of four years and all other terms substantially the same as those of other warrants issuable to investors in the offering. As of June 30, 2005, the broker dealer was entitled to warrants to purchase 948,838 shares of Company common stock at prices ranging from $0.165 to $0.693 per share.

NOTE 8—LONG-TERM DEBT

	June 30, 2005	December 31, 2004
Long-term debt is summarized as follows:
Convertible debt securities (Note 7)	$6,313,000	$1,859,000
Derivative liability (Note 7)	3,590,000	5,410,000
Loans from financial institutions	1,812,000	2,254,000
Debentures	2,500,000	—
Subordinated loans from related party	6,736,000	5,684,000
Silent partnership loans	2,333,000	2,638,000

	$23,284,000	$17,875,000
Less: Current maturities	(2,092,000)	(750,000)

	$21,192,000	$17,095,000

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions that are collateralized by the following assets of GAIA: (i) land and buildings in an amount up to $1,140,000 and (ii) machinery, equipment and patents in an amount of $2,436,000 as collateral for the mortgage loan. The loans bear interest between 5.75% and 6.75% per annum and are scheduled to be repaid by December 31, 2014.

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

SILENT PARTNERSHIP LOANS-NON-RELATED PARTIES

Two other parties have provided silent partnership loans to GAIA which remain outstanding at June 30, 2005. Frankendael Participatiemaatschappij N.V. (“Frankendael”) has provided a partnership loan of $482,000, which bears interest at 6% per annum. Technologie-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan of $1,851,000, which bears interest at 6% per annum. GAIA is not required to pay the interest under the Frankendael Partnership Agreement until GAIA has generated an accumulated profit amounting to $4,627,000. The total amount payable to Frankendael and TBG under the Partnership Agreements at June 30, 2005 is $2,333,000.

Frankendael and TBG are entitled to receive an annual 12% share in profits related to its contributions under the Frankendael Partnership Agreement and the TBG Partnership Agreement. The 12% share in profits under the Frankendael Partnership Agreement is not payable until GAIA has generated an accumulated profit amounting to $4,627,000. The TBG Partnership Agreement provides that should GAIA receive additional injections of capital in the course of further financing rounds, TBG shall adjust its profit sharing to the capital ratio applicable at such time. Management believes that based upon subsequent equity received by GAIA that the present profit sharing that TBG is entitled to under the Agreement is approximately 4.4%. Management further believes that it is unlikely that Frankendael or TBG will receive any profit sharing under the Partnership Agreement at any time in the near future.

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

MARCH 2005 DEBENTURE

On March 11, 2005, the Company issued debentures in the principal amount of $2,500,000. The debentures accrue interest at 12% per year and are repayable in 10 equal monthly installments with accrued interest commencing July 15, 2005 and ending April 15, 2006. In connection therewith, the Company entered into an Escrow Agreement under which put notices under the Standby Equity Distribution Agreement were deposited and certain monies received under that agreement will be received and forwarded to the debentureholder. Ten monthly put notices are held in escrow, each in the amount of $250,000 commencing July 2005 and ending April 2006. $250,000 per month being funded under the Standby Equity Distribution Agreement to the Company is to be delivered to the escrow account and be used to repay the debenture if the Company does not repay the debenture from other sources of capital. Subsequent to June 30, 2005, the commencement date of the repayment of the debentures of July 15, 2005 was waived until August 15, 2005. (See Note 11).

NOTE 9 – COMMITMENTS AND CONTINGENCIES

CONSULTING AND EMPLOYMENT AGREEMENTS

On July 12, 2004, the Company entered into a Consulting Agreement with Ilion Technology Corporation (“Ilion”) for technology consulting services in the lithium battery field in consideration of $15,000 and a four year warrant to purchase 35,000 shares of Company common stock at an exercise price of $1.37 (the “Consulting Agreement”). The Consulting Agreement had a term of July 12, 2004 to September 15, 2004 (the “Term”) unless extended. If, by the end of the Term, the shares of Company common stock owned by Ilion (the “Shares”) were not purchased in a private transaction pursuant to an Agreement dated July 12, 2004 between Ilion and the purchaser named therein or otherwise, the Term shall be extended on a month to month basis. During any such extension, the Company is obligated to make payments to Ilion of $24,100 per month commencing on September 15, 2004 and ending on August 15, 2005 and Ilion will be obligated to transfer 1/12 of the Shares to the Company. In the event the Company does not make any such monthly payment, Ilion is entitled to 1/12 of the Shares for each month that the payment is not made. The Company did not make the monthly payments for the months September 2004 through June 2005 and Ilion retained 1/12 of the Shares for each of the foregoing months.

On June 20, 2005, Dr. Franz J. Kruger, who has served as the President and Chief Executive Officer of the Company since February 2004, resigned from those positions and the compensation agreement with the Company terminated. Dr. Kruger will remain a member of the Board of Directors of the Company and as the Managing Director of GAIA Advanced Lithium Battery Systems Europe GmbH (“GAIA Europe”). Dr. Kruger will provide consulting services to GAIA Europe through InnoventisConsulting GmbH, which represents Dr. Kruger. Dr. Kruger’s services will include strategic advice and consulting on sales, joint ventures and other business opportunities, particularly in Europe. The consulting agreement with Dr. Kruger provides for a monthly fee of €23,000 ($28,000) from April 1, 2005 through August 31, 2006, plus reimbursement for certain expenses.

On June 20, 2005, the Board of Directors appointed Dr. Andrew J. Manning the President and Chief Operating Officer of the Company. On June 20, 2005, the Board approved an increase in the annual salary of Dr. Manning to $275,000, retroactive to January 1, 2005.

On June 20, 2005, John J. McGovern, who has served as the interim Chief Financial Officer of the Company since June 2004, resigned from that position and the Company appointed William F. Hackett as the full-time Chief Financial Officer of the Company. Mr. Hackett was also appointed Executive Vice President and Treasurer of the Company and was appointed a director of the Company on June 20, 2005 by the Company’s Board of Directors, filling a vacancy on the eleven person Board. Mr. Hackett has been providing consulting services to the Company since April 1, 2005 in connection with financial reporting and related matters. The Board also approved a three year employment agreement with Mr. Hackett effective June 20, 2005 which provides for an annual salary of $275,000, a signing bonus of $50,000 and an annual discretionary bonus of up to 25% of Mr. Hackett’s salary (with a minimum of $34,375 for 2005).

On June 20, 2005, the Board approved the extension of the services agreement between the Company and Bridgehead Partners, LLC from June 1, 2005 through June 30, 2005 in order to assist in the transition of the Company’s new Chief Financial Officer. The amount payable under the Bridgehead Partners agreement extension is $15,000 for the month of June 2005. John J. McGovern, is the Chairman and Managing Director of Bridgehead Partners.

On June 20, 2005, the Board of Directors appointed Dr. Klaus Brandt an Executive Vice President of the Company. Dr. Brandt also serves as the Managing Director of GAIA. Dr. Brandt serves as the Managing Director of GAIA pursuant to an agreement which provides for an annual salary of €170,000 ($205,000) from April 1, 2005 through December 31, 2007.

NOTE 10—STOCKHOLDER’S EQUITY

PREFERRED STOCK

As of June 30, 2005, LTC’s Certificate of Incorporation authorizes up to 100,000 shares of preferred stock. All preferred shares have been issued and converted into common stock and no preferred shares are available for issuance at June 30, 2005.

Subsequent to June 30, 2005, the Company amended its Certificate of Incorporation to increase the number of authorized shares of preferred stock to 100,000,000 and designate 1,000 of such shares as Series A Preferred Stock. (See Note 11).

12% DEBENTURES

On June 9, 2005, the Company entered into a Debenture Purchase Agreement with an investor, pursuant to which the Company may issue debentures in the principal amount of up to $2,500,000. On June 9, 2005, the Company issued $1,200,000 of convertible debentures and $150,000 of convertible debentures as compensation for the transaction (together, the “12% Debentures”). The 12% Debentures have a two year term and accrue interest at 12% per year payable in arrears in shares of Company stock at the conversion price at conversion or maturity.

Commencing on December 9, 2005 until the maturity date, the 12% Debentures are convertible at the option of the holder into shares of Company common stock at a conversion price equal to $0.05 per share. The 12% Debentures are not repayable in cash and will be automatically converted into shares of Company common stock at maturity at the conversion price. In no event is the holder entitled to convert the debentures for a number of shares of Company common stock in excess of that number of shares of common stock which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially owned by the holder and its affiliates to exceed 4.99% of the outstanding shares of Company common stock following such conversion (unless the holder provides the Company with sixty five (65) days prior written notice that this provision shall not apply). Since these debentures are not repayable in cash, they are reflected as equity (12% convertible debentures) in the financial statements of the Company.

The conversion feature resulted in the debentures being issued with an embedded beneficial conversion feature. Accordingly, the Company has recorded $405,000 of the proceeds received to additional paid-in capital based on the fair value of the embedded beneficial conversion feature. The $405,000 discount will be recognized as a deemed dividend over the six month period to the earliest conversion date. Additionally, the $216,000 discount related to the $150,000 of compensation plus $36,000 of fees and $30,000 of warrants issued in connection with issuing the debentures will be recognized as a deemed dividend over the two year life of the debentures or the conversion date, which ever is earlier.

The 12% Debenture holder received 4,532,836 warrants to purchase Company common stock at exercise prices ranging from $0.66 to $0.024 per share. The warrants were originally issued to the finder in the January 2004 debenture financing and subsequently transferred to the 12% Debenture holder. The warrants are exercisable until January 20, 2009.

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

The Company has agreed to pay Cornell Capital 5% of the proceeds that it receives under the Standby Equity Distribution Agreement. In addition upon execution of the Standby Equity Distribution Agreement on March 11, 2005, the Company paid Cornell Capital a commitment fee of $321,000 in the form of 2,922,078 shares of Company common stock. The Company has paid Yorkville Advisors Management, LLC a fee of $15,000 for structuring and legal expenses and $5,000 for due diligence expenses. The Company has paid Newbridge Securities Corporation a fee of $10,000 in Company common stock (66,667 shares) under a placement agent agreement relating to the Standby Equity Distribution Agreement.

As of June 30, 2005 the Company had not filed the Registration Statement registering the shares issuable under the Standby Equity Distribution Agreement and no shares were issued under the Standby Equity Distribution Agreement. Subsequent to June 30, 2005, the Registration Statement was filed with the Securities and Exchange Commission and declared effective on August 12, 2005.

NOTE 11—SUBSEQUENT EVENTS

APRIL 2004 – 10% CONVERTIBLE DEBENTURES

On August 1, 2005 the balance of 31,619,178 shares of Company common stock were delivered by the Company to the April 2004 Debentureholder. (See Note 7).

A UNITS AND B UNITS

During the period July 1, 2005 to August 1, 2005, the holders of $1,705,000 in principal of Series A Notes converted such notes and interest into an aggregate of 36,611,260 shares of Company common stock at a conversion price of $0.05 per share. During the period July 1, 2005 to August 1, 2005 the holders of $1,840,000 in principal of Series B Notes and interest converted such notes into an aggregate of 39,510,100 shares of Company common stock at a conversion price of $0.05 per share.

On August 1, 2005, the Company issued 1,000 shares of Series A Preferred Stock to an investor in the A unit private placement for $1,000,000 of A Units purchased in November 2004. (See Note 7).

PRIVATE PLACEMENT OF 2005 UNITS

From July 1, 2005 to July 6, 2005, the Company sold $135,000 of 2005 Units in a private placement (See Note 7). During the period July 1, 2005 to August 1, 2005, the holders of $251,000 of 8% Notes converted such notes into an aggregate of shares of Company common stock at a conversion price of $0.05 per share.

AMENDMENT OF CERTIFICATE OF INCORPORATION

On July 28, 2005, the Company filed an Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, to increase the number of authorized shares of the Company’s common stock to 750 million shares and preferred stock to 100 million shares.

The Amendment of the Company’s Restated Certificate of Incorporation to reflect the increase was approved by the Company’s Board of Directors and the holders of a majority of the Company’s common stock. An information statement describing the amendment was mailed to stockholders on July 1, 2005 and became effective on July 28, 2005.

Of the 100 million authorized shares of preferred stock, the Company designated 1,000 shares as Series A Convertible Preferred Stock, which the Company is obligated to deliver to an investor in the private placement of A Units which concluded in January 2005 (see Note 7).

On July 29, 2005, the Company filed a Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to reflect in one document all of the changes to the Company’s Certificate of Incorporation as amended through July 28, 2005.

MARCH 2005 DEBENTURE

On August 8, 2005, the commencement date of the repayment of the debentures of July 15, 2005 was waived until August 15, 2005.

REGISTRATION OF SHARES

On August 12, 2005, a selling stockholder registration statement which we filed with the SEC became effective. Selling stockholders included in a registration statement intend to sell in the public market up to 599,209,492 shares of common stock being registered in the offering. The selling stockholders include:

•	Cornell Capital Partners, L.P., which intends to sell shares of common stock to be issued pursuant to the Standby Equity Distribution Agreement and shares issued as a commitment fee pursuant to the Standby Equity Distribution Agreement (up to an aggregate of 252,922,078 shares);

•	Stichting Gemeenschappelijk Bezit LTC, an entity controlled by Arch Hill Capital (up to an aggregate of 193,235,667 shares); and

•	Other selling stockholders (up to an aggregate of 153,051,747 shares).

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

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

At June 30, 2005, cash and cash equivalents were $448,000. Total liabilities at June 30, 2005 were $27,835,000 consisting of current liabilities in the aggregate amount of $6,643,000 and long-term liabilities in the amount of $21,192,000. At June 30, 2005, assets included, in addition to cash and cash equivalents, accounts receivable of $230,000, inventories of $481,000, prepaid expenses and other current assets of $528,000, property and equipment, net, of $5,574,000, net intangibles of $7,994,000, and other assets of $464,000. As of June 30, 2005, our working capital deficit was $4,956,000 as compared to $4,259,000 at June 30, 2004. We expect to incur substantial operating losses as we continue our commercialization efforts.

Our long-term liabilities at June 30, 2005 were as follows:

Convertible debt securities	$6,313,000
Derivative liability	3,590,000
Loans from financial institutions	1,812,000
Debentures	2,500,000
Subordinated loans from related party	6,736,000
Silent partnership loans	2,333,000

$23,284,000
Less current maturities	(2,092,000)

$21,192,000

(See Note 8 to Consolidated Financial Statements.)

FINANCING TRANSACTIONS

We have financed our operations since inception primarily through equity and debt financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets.

We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities, including the sale of common stock under the standby equity distribution agreement described below. No assurances can be given that such financing will be available in sufficient amounts or at all. If such financing is not available there can be no assurance that Arch Hill Capital will provide any further funding under the bridge financing agreement described below.

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

On August 30, 2004 we issued 1,705 of our A Units in exchange for $1,705,000 of our outstanding debt and 1,840 of our B Units in exchange for $1,840,000 of our outstanding debt, in each case held by Arch Hill Capital. (See “A Unit and B Unit Financing”)

At various times during 2004, Arch Hill Capital advanced a total of $4,000,000 to LTC under the Bridge Financing Agreement. As of June 30, 2005, $245,000 of advances were outstanding under the bridge financing agreement.

JANUARY 2004 CONVERTIBLE DEBENTURE FINANCING. In January 2004 we issued to an investment group $2,000,000 of our January 2004 debentures with attached warrants to purchase up to 1,000,000 shares of our common stock. The proceeds of the financing were used for working capital. Interest payments on the January 2004 debentures at 10% per annum are payable in our common stock at a price equal to the conversion price of our common stock as described below. Interest is due quarterly commencing March 31, 2004. As of June 30, 2005, $0 in principal of January 2004 debentures were outstanding and $205,514 in interest was due and payable in shares of common stock (5,439,618 shares in the aggregate). (See Note 7).

APRIL 2004 DEBT EXCHANGE. On April 13, 2004, pursuant to a debt exchange agreement, approximately $9.7 million of debt owed by LTC to Arch Hill Capital under the bridge financing agreement and approximately $23.2 million of debt owed by GAIA to Arch Hill Ventures under the subordinated loan agreement were exchanged for LTC debentures and equity securities.

Pursuant to the debt exchange agreement:

•	$3,000,000 of bridge notes held by Arch Hill Capital and issued by LTC were exchanged for $3,000,000 of LTC 10% Convertible Debentures Due 2006 and warrants to purchase up to 1,500,000 shares of LTC common stock exercisable at $2.00 per share;

•	$6,700,945 of bridge notes issued by LTC and interest were exchanged for 6,069,697 shares of LTC common stock and warrants to purchase up to 10,500,000 shares of LTC common stock exercisable at $2.40 per share; and

•	$23,185,604 of debt owed to Arch Hill Ventures by GAIA was exchanged for 21,001,453 shares of LTC common stock.

As a condition to the closing of the debt exchange, we received from our financial advisor, an opinion that the debt exchange is fair from a financial point of view to our stockholders. As of June 30, 2005 all of the April 2004 debentures were converted into common stock. (See “Conversion of 10% Debentures”.)

The fair market value of the shares of LTC common stock and warrants issued in the debt exchange equaled the carrying value of the debt. As a result no gain or loss was recorded on the exchange.

CONVERSION OF 10% DEBENTURES. During the quarter ended June 30, 2005, $712,580 of January 2004 debentures were converted into an aggregate of 28,228,376 shares of common stock at conversion prices ranging from $0.0363 to $0.0221 per share. As of June 30, 2005, no January 2004 debentures were outstanding.

In December 2004, $3,000,000 of April 2004 debentures and accrued and unpaid interest were converted into 42,619,718 shares of common stock. The April 2004 debentureholder is entitled to acquire from the Company pursuant to a Notice of Conversion, dated December 8, 2004, 40,000,000 fully paid and nonassessable shares of Company common stock pursuant to the conversion of $3,000,000 principal amount of debentures, and 2,619,178 shares of Company common stock in payment of $196,438.36 of accrued and unpaid interest on the debentures, for a total of 42,619,178 shares of Company common stock. Certificates for the shares must be delivered no later than ten days of an increase in the authorized number of shares of Company common stock subsequent to the conversion date. 11,000,000 shares of Company common stock were delivered on May 31, 2005, and the balance of 31,619,178 shares were delivered subsequent to June 30, 2005.

A UNIT AND B UNIT FINANCING. During the fiscal year ended December 31, 2004, we closed on the sale of $7,342,000 of our securities in a private placement. We closed on the sale of $3,797,000 of our A Units for cash. In addition, from January 1, 2005 to January 31, 2005 we closed on the sale of 560 of our A Units for $560,000 in cash. The proceeds of the financing were used for working capital. We also issued 1,705 of our A Units in exchange for $1,705,000 of our outstanding debt and 1,840 of our B Units in exchange for $1,840,000 of our outstanding debt, in each case held by Arch Hill Capital. On May 11, 2005, we amended the terms of the B Units to the same terms of the A Units. (See Note 7 to Consolidated Financial Statements).

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

The amount of each advance is limited to a maximum draw down of $200,000 every five trading days and the aggregate amount of advances may not exceed $800,000 in any 30-day period. The amount available under the standby equity distribution agreement is not dependent on the price or volume of our common stock. Our ability to request advances is conditioned upon us registering the shares of common stock with the SEC. In addition, we may not request advances if the shares to be issued in connection with such advances would result in Cornell Capital owning more than 9.9% of our outstanding common stock. The Cornell Capital Partner registration statement filed with the SEC on August 2, 2005 became effective on August 12, 2005.

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

We cannot predict the actual number of shares of common stock that will be issued pursuant to the standby equity distribution agreement, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. Furthermore, we have not determined the total amount of the advances we intend to draw. Nonetheless, we can estimate the number of shares of our common stock that will be issued using certain assumptions. Assuming we issue shares of common stock at a price of $0.06 per share and draw down on the entire standby equity distribution agreement, we would issue 250,000,000 shares of common stock to Cornell Capital for gross proceeds of $15.0 million. These shares would represent approximately 53% of our outstanding common stock as of August 12, 2005 upon issuance, assuming no other shares were issued.

MARCH 2005 DEBENTURE FINANCING. On March 11, 2005, we entered into a debenture purchase agreement with an investor, pursuant to which we issued debentures in the principal amount of $2,500,000. The debentures accrue interest at 12% per year and are repayable in 10 equal monthly installments with accrued interest commencing July 15, 2005 and ending April 15, 2006. The debentures contain a provision that in the event that the holder elects to waive the conversion feature of the debentures by April 15, 2005, the maturity and amortization of the debentures will be amended such that the debentures will be repaid in 10 equal monthly installments with accrued interest commencing July 15, 2005. The investor waived the conversion feature immediately prior to the closing of the transaction. (See Note 8 to Consolidated Financial Statements).

In connection with the debenture purchase agreement, we entered into an escrow agreement under which put notices under the standby equity distribution agreement were deposited and certain monies received under that agreement will be received and forwarded to the debentureholder. Ten monthly put notices are held in escrow, each in the amount of $250,000 commencing July 2005 and ending April 2006. $250,000 per month being funded under the standby equity distribution agreement to us is to be delivered to the escrow account and be used to repay the debenture if we do not repay the debenture from other sources of capital. On August 8, 2005, the commencement date of the repayment of the debentures of July 15, 2005 was waived until August 15, 2005.

2005 UNIT FINANCING. From May 18, 2005 to July 6, 2005, we closed on $298,000 of equity units (the “2005 Units”) in a private placement. Each 2005 Unit consists of a convertible promissory note in the principal amount of $1,000 (the “8% Notes”) and one warrant for each share of common stock issued upon conversion of the 8% Notes to purchase one-half share of our common stock. The purchase price per 2005 Unit is $1,000. The 8% Notes are convertible at the election of the holder thereof, at any time commencing from and after their date of issuance and for a period of three years thereafter at a price equal to 85% of the average closing price of our common stock on the OTC-BB for the 20 trading days immediately preceding the day upon which we receive a conversion notice from the Noteholder. The 8% Notes are entitled to receive an 8% annual interest payment payable in shares of our common stock. The per share exercise price of the warrant will be 135% of the conversion price of the 8% Notes. 2005 Unitholders are subject to a lock-up on the sale of the common stock issuable upon conversion of the 8% Notes or related warrants until November 30, 2005.

For the $96,000 of Units sold on May 18, 2005, the total offering price and the total commissions paid to broker-dealers were $96,000 and $16,500, respectively. For the $67,000 of Units sold on May 23, 2005, the total offering price and the total commissions paid to broker-dealers were $67,000 and $10,050, respectively. For the $135,000 sold on July 6, 2005, the total offering price and the total commissions paid to broker-dealers were $135,000 and $20,250 respectively. Broker-dealer commission consisted of:

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

The broker-dealer in the 2005 Unit Financing is entitled to receive as additional commission warrants to purchase that number of shares of our common stock as equals 10% of the number of shares of common stock that would be issuable to investors in the offering assuming conversion of the 8% Notes at the closing date, with an exercise price equal to 110% of their conversion prices on such date, a term of four years and all other terms substantially the same as those of other warrants issuable to investors in the offering. As of June 30, 2005, the broker dealer was entitled to warrants to purchase 326,000 shares of our common stock at $.05 per share relating to the 2005 Unit Financing. As of August 12, 2005, the broker dealer was entitled to warrants to purchase 596,000 shares of our common stock at $.05 per share relating to the 2005 Unit Financing.

JUNE DEBENTURE FINANCING. On June 9, 2005, we entered into a Debenture Purchase Agreement with an investor, pursuant to which we may issue debentures in the principal amount of up to $2,500,000. On June 9, 2005, we issued $1,200,000 of convertible debentures and $150,000 of convertible debentures as compensation for the transaction (together, the “12% Debentures”). We may issue up to an additional $1,300,000 of principal of 12% Debentures at one or more additional closings prior to August 9, 2005. The debentures have a two year term and accrue interest at 12% per year payable in arrears in shares of our stock at the conversion price at conversion or maturity. On August 9, 2005, we paid the investor a commitment fee of $36,000 payable under the Debenture Purchase Agreement.

Commencing on December 9, 2005 until the maturity date, the 12% Debentures are convertible at the option of the holder into shares of our common stock at a conversion price equal to $0.05 per share. The 12% Debentures are not repayable in cash and will be automatically converted into shares of our common stock at maturity at the conversion price. In no event is the holder entitled to convert the debentures for a number of shares of our common stock in excess of that number of shares of common stock which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially owned by the holder and its affiliates to exceed 4.99% of the outstanding shares of our common stock following such conversion (unless the holder provides us with sixty five (65) days prior written notice that this provision shall not apply). Since these debentures are not repayable in cash, they are reflected as equity (12% convertible debentures) in the financial statements of the Company.

REGISTRATION OF SHARES. On August 12, 2005, a selling stockholder registration statement which we filed with the SEC became effective. Selling stockholders included in a registration statement intend to sell in the public market up to 599,209,492 shares of common stock being registered in the offering. The selling stockholders include:

•	Cornell Capital Partners, L.P., which intends to sell shares of common stock to be issued pursuant to the Standby Equity Distribution Agreement and shares issued as a commitment fee pursuant to the Standby Equity Distribution Agreement (up to an aggregate of 252,922,078 shares);

•	Stichting Gemeenschappelijk Bezit LTC, an entity controlled by Arch Hill Capital (up to an aggregate of 193,235,667 shares); and

•	Other selling stockholders (up to an aggregate of 153,051,747 shares).

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of June 30, 2005, we had an accumulated deficit of approximately $66.5 million. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities, including the sale of common stock under the standby equity distribution agreement. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuing of our operations in 2005 is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Except as described herein, we have not entered into any definitive agreements related to a new financing as of August 12, 2005, and no assurance can be given that we will be successful in completing these or any other financings at the minimum level necessary to fund our capital equipment requirements, current operations or at all. If we are unsuccessful in completing these financings at such minimum level, we will not be able to fund our capital equipment requirements or current expenses or execute our business plan. If we are unsuccessful in completing these financings at or near the maximum level or an additional financing, we will not be able to pursue our business strategy. Additional financing may not be available on terms favorable to us or at all. Even if we do obtain financing, it may result in dilution to our stockholders.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO

SIX MONTHS ENDED JUNE 30, 2004

REVENUES FROM DEVELOPMENT CONTRACTS AND PROTOTYPE SALES increased by $526,000 or 159% in the six months ended June 30, 2005 from $331,000 in the same period in 2004. We also had income from foreign government subsidiaries of $56,000 in 2005 compared to $334,000 in 2004. The increase in revenues from development contracts and prototypes sales and decrease in income from foreign government subsidiaries is a result of our movement from the product and process development and refinement stage to the early production stage of our products.

COST OF GOODS SOLD was $1,157,000 in the six months ended June 30, 2005. In the six months ended June 30, 2004, the costs of manufacturing pre-production and scale up units were reported as part of Engineering, Research and Development Expenses.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES during the six months ended June 30, 2005 decreased by 46% to $1,561,000 from $2,908,000 in the same period in 2004. In the six months ended June 30, 2004, the costs of manufacturing pre-production and scale up units were reported as part of Engineering, Research and Development Expenses.

GENERAL AND ADMINISTRATIVE EXPENSES during the six months ended June 30, 2005 increased by $339,000 or approximately 16% to $2,439,000 from $2,100,000 in the same period in 2004. This increase was primarily due to increased legal and consulting expenses related to securities offerings and increasingly complex regulatory requirements offsetting these increases. Sales and Market Expenses, which were included in General and Administrative Expenses in the six months ended June 30, 2004, are reported separately in the six months ended June 30, 2005.

SALES AND MARKETING EXPENSES were $399,000 in the six months ended June 30, 2005. In the six months ended June 30, 2004, these expenses were reported as part of General and Administrative Expenses.

DEPRECIATION AND AMORTIZATION during the six months ended June 30, 2005 decreased by $69,000 or 7% to $872,000 from $941,000 in the same period in 2004.

INTEREST EXPENSE, NET OF INTEREST INCOME, for the six months ended June 30, 2005 increased by $1,265,000 or 68% to $3,121,000 from $1,856,000 in the same period in 2004. Interest expense increased as a result of interest accrued on the loans from Arch Hill Capital and Arch Hill Ventures and other lenders and the interest accrued on the January 2004 debentures and the April 2004 debentures. In addition, the January 2004 and April 2004 10% convertible debentures contain a variable conversion feature, which was determined to be an embedded derivative under FASB 133. The value of this embedded derivative resulted in discounts of $2,000,000 and $3,000,000 on the January 2004 and April 2004 debentures, respectively, which is being amortized over the lives of the debentures, and charged to interest expense. During the period, $1,474,000 of January 2004 debentures and $875,000 of April 2004 debentures were converted to common stock and the balance of unamortized discount of the converted debentures was charged to interest.

CHARGE FOR EMBEDDED DERIVATIVE, WARRANTS AND BENEFICIAL CONVERSION FEATURE – PREFERRED SHARES AND DIVIDENDS ON PREFERRED SHARES were $1,532,000 and $234,000, respectively, in the six months ended June 30, 2005. There were no preferred shares outstanding in the six months ended June 30, 2004.

NET LOSS TO COMMON SHAREHOLDERS of $10,400,000 or $(0.13) per share for the six months ended June 30, 2005 as compared to a net loss of $7,136,000 or $(0.31) for the six months ended June 30, 2004. The increase in net loss for the quarter was principally due to the increase in interest expense on outstanding debt and the interest expense related to the debentures issued in January and April 2004, the charge for the embedded derivative related to the preferred shares and warrants, and dividends on the convertible preferred shares.

ACCUMULATED DEFICIT. Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of June 30, 2005, our accumulated deficit was $66,509,000.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO

THREE MONTHS ENDED JUNE 30, 2004

REVENUES FROM DEVELOPMENT CONTRACTS AND PROTOTYPE SALES increased by $471,000 or 192% in the three months ended June 30, 2005 from $245,000 in the same period in 2004. We also had income from foreign government subsidiaries of $56,000 in 2005 compared to $193,000 in 2004. The increase in revenues from development contracts and prototypes sales and decrease in income from foreign government subsidiaries is a result of our movement from the product and process development and refinement stage to the early production stage of our products.

COST OF GOODS SOLD was $431,000 in the three months ended June 30, 2005. In the three months ended June 30, 2004, the costs of manufacturing pre-production and scale up units were reported as part of Engineering, Research and Development Expenses.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES during the three months ended June 30, 2005 decreased by 50% to $850,000 from $1,697,000 in the same period in 2004. In the three months ended June 30, 2004, the costs of manufacturing pre-production and scale up units were reported as part of Engineering, Research and Development Expenses.

GENERAL AND ADMINISTRATIVE EXPENSES during the three months ended June 30, 2005 increased by $304,000 or approximately 28% to $1,395,000 from $1,091,000 in the same period in 2004. This increase was primarily due to increased legal and consulting expenses related to securities offerings and increasingly complex regulatory requirements, partially offset by reporting Sales and Marketing Expenses separately in 2005. Sales and Marketing Expenses were reported as part of General and Administrative Expenses in the three months ended June 30, 2004.

SALES AND MARKETING EXPENSES were $190,000 in the three months ended June 30, 2005. In the three months ended June 30, 2004, these expenses were reported as part of General and Administrative Expenses.

DEPRECIATION AND AMORTIZATION during the three months ended June 30, 2005 decreased by $110,000 or 21% to $423,000 from $533,000 in the same period in 2004.

INTEREST EXPENSE, NET OF INTEREST INCOME, for the three months ended June 30, 2005 increased by $618,000 or 67% to $1,547,000 from $929,000 in the same period in 2004. Interest expense increased as a result of interest accrued on the loans from Arch Hill Capital and Arch Hill Ventures and the interest accrued on the January 2004 debentures and the April 2004 debentures. In addition, the January 2004 and April 2004 10% convertible debentures contain a variable conversion feature, which was determined to be an embedded derivative under FASB 133. The value of this embedded derivative resulted in discounts of $2,000,000 and $3,000,000 on the January 2004 and April 2004 debentures, respectively, which is being amortized over the lives of the debentures, and charged to interest expense. During the period, $712,850 of January 2004 debentures and $875,000 of April 2004 debentures were converted to common stock and the balance of the unamortized discount on the converted debentures was charged to interest.

CHARGE FOR EMBEDDED DERIVATIVE, WARRANTS AND BENEFICIAL CONVERSION FEATURE – PREFERRED SHARES AND DIVIDENDS ON PREFERRED SHARES were $687,000 and $121,000, respectively, in the three months ended June 30, 2005. There were no private placement units outstanding in the three months ended June 30, 2004.

NET LOSS TO COMMON SHAREHOLDERS of $4,872,000 or $(0.04) per share for the three months ended June 30, 2005 as compared to a net loss of $3,808,000 or $(0.11) for the three months ended June 30, 2004. The increase in net loss for the quarter was principally due to the increase in interest expense on outstanding debt and the interest expense related to the debentures issued in January and April 2004, the charge for the embedded derivative related to the preferred shares and warrants and dividends on the convertible preferred shares.

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

RISK FACTORS

WE ARE SUBJECT TO VARIOUS RISKS THAT MAY MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

RISKS RELATED TO OUR BUSINESS

•	OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. In its report dated April 15, 2005 our auditors, BDO Seidman, LLP expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of June 30, 2005, we had an accumulated deficit of approximately $66.5 million. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities, including the sale of common stock under the Standby Equity Distribution Agreement. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuing our operations in 2005 is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

•	WE HAVE A WORKING CAPITAL LOSS, WHICH MEANS THAT OUR CURRENT ASSETS ON JUNE 30, 2005 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES. We had a working capital deficit of approximately $5.0 million at June 30, 2005, which means that our current liabilities exceeded our current assets on June 30, 2005 by approximately $5.0 million. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2005 were not sufficient to satisfy all of our current liabilities on that date.

•	WE HAVE SUBSTANTIAL INDEBTEDNESS AND ARE HIGHLY LEVERAGED. At June 30, 2005, we had total consolidated long-term indebtedness of approximately $21.2 million, plus current portion of approximately $2.1 million, and accumulated losses of approximately $66.5 million. We also had at June 30, 2005, current liabilities of approximately $6.6 million.

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

•	WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses of approximately $66.3 million from February 12, 1999 (date of inception) to June 30, 2005, including approximately $4.9 million of net loss to common shareholders in the quarter ended June 30, 2005. We expect to incur substantial additional operating losses in the future. We have a total accumulated deficit of approximately $66.5 million. During the quarters ended June 30, 2005 and 2004, we generated revenues from development contracts and prototype sales in the amounts of $716,000 and $245,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

•	WE NEED SIGNIFICANT FINANCING TO CONTINUE TO DEVELOP AND COMMERCIALIZE OUR TECHNOLOGY. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities, including the sale of common stock under the Standby Equity Distribution Agreement. We believe that if we raise approximately $10 to 11 million in debt and equity financings including under the Standby Equity Distribution Agreement, we would have sufficient funds to meet our operating and capital expenditures needs for at least twelve months. If we do not raise such additional capital, we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

Except as described herein, we have not entered into any definitive agreements related to a new financing as of August 12, 2005, and no assurance can be given that we will be successful in completing these or any other financings at the minimum level necessary to fund our capital equipment requirements, current operations or at all. If we are unsuccessful in completing these financings at such minimum level, we will not be able to fund our capital equipment requirements or current expenses or execute our business plan. If we are unsuccessful in completing these financings at or near the maximum level or an additional financing, we will not be able to pursue our business strategy. Additional financing may not be available on terms favorable to us or at all. Even if we do obtain financing, it may result in dilution to our stockholders.

•	OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN IS DEPENDENT UPON CORNELL CAPITAL. We will be reliant upon the ability of Cornell Capital to provide a significant amount of funding pursuant to the Standby Equity Distribution Agreement, which it has agreed to do in accordance with the terms of the Standby Equity Distribution Agreement. In the event that Cornell Capital is unable to fulfill its commitment under the Standby Equity Distribution Agreement for whatever reason, our ability to implement our business plan will suffer.

•	THE STANDBY EQUITY DISTRIBUTION AGREEMENT CONTAINS CERTAIN COVENANTS PROHIBITING US FROM RAISING CAPITAL AT LESS THAN THE MARKET PRICE. The Standby Equity Distribution Agreement contains covenants that, subject to certain exceptions, restrict us from raising capital from the sale of stock or other securities convertible into stock at a price less than the market price of our common stock on the date of issuance.

The existence of these covenants may severely limit our ability to borrow money or raise capital from the sale of stock or convertible securities because any potential lender will want to pay a discount to the market price of our stock.

•	WE HAVE NOT PRODUCED COMMERCIAL QUANTITIES OF LITHIUM-ION BATTERIES. Our construction of large batteries for military, transportation and stationary power applications requires customized, tailored solutions for each application. At present, we operate a pilot production line that produces limited quantities of advanced rechargeable batteries for OEM sampling and initial product runs. To be successful, we must ultimately produce our lithium-ion batteries (i) in large commercial quantities; (ii) at competitive costs; (iii) with appropriate performance characteristics; and (iv) with low failure rates. We currently have no high volume manufacturing capability or experience in large scale manufacturing of our advanced rechargeable batteries. We have limited experience in automated battery assembly and packaging technology. We cannot give assurance that we will be able to produce commercial lithium-ion batteries on a timely basis, at an acceptable cost or in the necessary commercial specifications or quantities.

•	COMPETITION IN THE RECHARGEABLE BATTERY INDUSTRY IS INTENSE. The rechargeable battery industry consists of major domestic and international companies, many of which have financial, technical, manufacturing, distribution, marketing, sales and other resources substantially greater than ours. We compete against companies producing lithium batteries as well as other primary and rechargeable battery technologies. Further, our competitors may introduce emerging technologies or refine existing technologies which could compete with our products and have a significant negative impact on our business and financial condition.

•	MARKET ACCEPTANCE OF OUR BATTERIES IS UNCERTAIN. We cannot assure you that any commercial lithium-ion batteries we are able to produce will achieve market acceptance. Market acceptance will depend on a number of factors, including:

•	our ability to keep production costs low. Other advanced battery chemistries may be produced at a reduced cost. As we work to reduce the cost of our batteries, we expect that manufacturers of other advanced battery chemistries will do the same.

•	lithium-ion battery life in high rate applications. While initial testing is promising, it is difficult to predict the life of lithium-ion batteries in high rate applications. If our batteries do not last long enough when used for high rate applications, it is unlikely that there will be market acceptance of our battery products.

•	timely introductions of new products. Our introduction of new products will be subject to the inherent risks of unforeseen problems and delays. Delays in product availability may negatively affect their market acceptance.

•	OUR BATTERY TECHNOLOGY MAY BECOME OBSOLETE. The market for our rechargeable batteries is characterized by changing technology and evolving industry standards, often resulting in product obsolescence or short product lifecycles. Changes in end-user requirements and new products introductions and enhancements by our competitors may also render our technology obsolete. Our success will depend upon our ability to introduce in a timely manner products whose performance will match or better our competitors’ products. There can be no assurance that our competitors will not develop technologies or products that would render our technology and products obsolete or less marketable.

•	OUR BUSINESS STRATEGY DEPENDS ON THE CONTINUED GROWTH OF THE LITHIUM BATTERY INDUSTRY. We would be adversely affected if sales of rechargeable lithium batteries do not continue to grow. The growth in sales of rechargeable lithium batteries may be inhibited for any number of reasons, including:

•	competition from other battery chemistries;

•	the failure of large-scale commercial production of lithium battery powered hybrid electric vehicles;

•	a significant downturn in military activities requiring rechargeable power sources; or

•	the failure of the markets to accept the use of lithium batteries in large-scale applications, such as energy storage.

•	WE MAY NOT BE ABLE TO ACCOMMODATE INCREASED DEMAND FOR OUR BATTERIES. Rapid growth of our business may significantly strain our management, operations and technical resources. If we are successful in obtaining orders for commercial production of our batteries, we will be required to deliver large volumes of quality products to our customers on a timely basis and at a reasonable cost. We cannot assure you that we will obtain commercial scale orders for our batteries or that we will be able to satisfy commercial scale production requirements on a timely and cost-effective basis. As our business grows, we will also be required to continue to improve our operations, management and financial systems and controls. Our failure to manage our growth effectively could have an adverse effect on our ability to produce products and meet the demands of our customers.

•	CERTAIN COMPONENTS OF OUR BATTERIES POSE SAFETY RISKS THAT MAY CAUSE ACCIDENTS IN OUR FACILITIES AND IN THE USE OF OUR PRODUCTS. As with any battery, our lithium-ion batteries can short circuit when not handled properly.

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

•

WE FACE RISKS RELATED TO OUR ACCOUNTING RESTATEMENTS. On May 10, 2005 we publicly announced that we had discovered accounting inaccuracies in previously reported financial statements. Following consultation with our auditors, we restated our financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. The restatements relate to a correction of certain errors relating to the accounting for certain of our financing transactions in 2004. The Company has conducted a review of its accounting treatment of these financing transactions and corrected its method of accounting for such transactions. The correction relates solely to the accounting treatment of these financing transactions and does not affect our historical cash flow. The restatement relates to the accounting for the variable conversion feature on the Company’s 10% Convertible Debentures and its Series A Convertible Preferred Stock. The conversion feature on the 10% Convertible Debentures and the Series A Convertible Preferred Stock has been determined to be an embedded derivative under Statement of Financial Accounting Standard (SFAS) 133 “Accounting for Derivative Instruments and Hedging Activities”,, which is required to be reflected as a liability at fair value. The 10% Convertible Debentures were previously reflected as containing a beneficial conversion feature under Emerging Issues Task Force (EITF) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios”. The increase (decrease) in net loss to common shareholders as a result of the net effect of the restatements for each of the quarters was $(902,000), $(1,181,000) and $935,000, respectively for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.

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

We have remediated the material weakness in internal control over financial reporting and the ineffectiveness of our disclosure controls and procedure by conducting a review of our accounting treatment of our financing transactions and correcting our method of accounting for such transactions. Additionally, we are considering engaging outside expertise to enable us to properly apply complex accounting principles to our financial statements, when necessary. We cannot be certain that our efforts to improve our internal and disclosure controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls, or difficulties encountered in their implementation or in other effective improvement of our internal and disclosure controls could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to adequately establish or improve our internal controls over financial reporting, our external auditors may not be able to issue an unqualified opinion on the effectiveness of our internal controls. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

•	ARCH HILL CAPITAL IS A CONTROLLING STOCKHOLDER OF LTC AND IS THEREFORE ABLE TO CONTROL THE MANAGEMENT AND POLICIES OF LTC.

Arch Hill Capital beneficially owns 237,449,820 shares of our common stock as of August 12, 2005. The 237,449,820 shares of our common stock beneficially owned by Arch Hill Capital constitute approximately 77% of our common stock on an as-converted basis, including shares beneficially owned by Arch Hill Capital and shares issuable upon conversion of convertible securities held by Arch Hill Capital but not including any shares issuable upon conversion of outstanding convertible securities held by any other person. Accordingly, Arch Hill Capital is a controlling stockholder and is able to control the outcome of all matters submitted to our stockholders for approval, including the election of our directors, amendments to our Certificate of Incorporation or a merger, sale of assets or other significant transactions, without the approval of our other stockholders. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in us. As a result, Arch Hill Capital has an effective veto power over the management and operations of, and corporate transactions by, us, GAIA Holding or GAIA which management or non-control stockholders of such entities might desire.

The calculation of percentage of our common stock beneficially owned by Arch Hill Capital is based on the number of shares of our common stock outstanding as of August 12, 2005 (226,768,660) plus the number of shares of our common stock issuable to Arch Hill Capital upon conversion of convertible securities held by such entity.

RISKS RELATED TO OUR SECURITIES

•	OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY. There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

•	OUR COMMON STOCK IS DEEMED TO BE “PENNY STOCK,” WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS. Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

•	with a price of less than $5.00 per share;

•	that are not traded on a “recognized” national exchange;

•	whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq-listed stocks must still have a price of not less than $5.00 per share); or

•	in issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

•	FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS. Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all.

As of August 12, 2005, we had 226,768,660 shares of common stock outstanding, without taking into account shares issuable upon exercise of outstanding A Units, convertible notes, warrants or options or shares issuable under the Standby Equity Distribution Agreement. Of these shares, as of August 12, 2005, approximately 179 million shares of our common stock are subject to restrictions on resale pursuant to Rule 144 and approximately 48 million of the outstanding shares of our common stock are eligible for sale in the public market without restriction.

•	EXISTING SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES UNDER THE STANDBY EQUITY DISTRIBUTION AGREEMENT. The sale of shares pursuant to the Standby Equity Distribution Agreement may have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue under the Standby Equity Distribution Agreement to draw down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution.

•	THE INVESTOR UNDER THE STANDBY EQUITY DISTRIBUTION AGREEMENT WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR COMMON STOCK. The common stock to be issued under the Standby Equity Distribution Agreement will be issued at a 2% discount to the volume weighted average price for the five trading days immediately following the notice date of an advance. These discounted sales could cause the price of our common stock to decline.

•	SELLING STOCKHOLDERS INTEND TO SELL THEIR SHARES OF COMMON STOCK IN THE MARKET, WHICH SALES MAY CAUSE OUR STOCK PRICE TO DECLINE. Selling stockholders included in a registration statement declared effective by the SEC on August 12, 2005, intend to sell in the public market up to 599,209,492 shares of common stock being registered in the offering. Such sales may cause our stock price to decline.

•	THE SALE OF OUR STOCK UNDER OUR STANDBY EQUITY DISTRIBUTION AGREEMENT COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FUTURE DECLINE OF OUR STOCK PRICE. The significant downward pressure on the price of our common stock caused by the sale of material amounts of common stock under the Standby Equity Distribution Agreement could encourage short sales by third parties. In a short sale, a prospective seller borrows stock from a shareholder or broker and sells the borrowed stock. The prospective seller hopes that the stock price will decline, at which time the seller can purchase shares at a lower price to repay the lender. The seller profits when the stock price declines because it is purchasing shares at a price lower than the sale price of the borrowed stock. Such sales could place further downward pressure on the price of our common stock by increasing the number of shares being sold.

•	OUR COMMON STOCK HAS BEEN RELATIVELY THINLY TRADED AND WE CANNOT PREDICT THE EXTENT TO WHICH AN ACTIVE TRADING MARKET WILL DEVELOP. Our common stock has traded on the Over-the-Counter Bulletin Board. Our common stock is thinly traded compared to larger more widely known companies in our industry. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for the common stock will develop or be sustained.

•	WE MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS UNDER THE STANDBY EQUITY DISTRIBUTION AGREEMENT WHEN NEEDED. We are dependent on external financing to fund our operations. Our financing needs are expected to be provided from the Standby Equity Distribution Agreement, in large part. No assurances can be given that such financing will be available in sufficient amounts or at all when needed, in part, because the amount of financing available will fluctuate with the price and volume of our common stock. As the price and volume decline, then the amount of financing available under the Standby Equity Distribution Agreement will decline.

There are additional restrictions on our ability to request advances under the Standby Equity Distribution Agreement. For example, our ability to request an advance is conditioned upon us maintaining an effective registration statement for the shares of common stock with the Securities and Exchange Commission. Further, we may not request advances if the shares to be issued in connection with such advances would result in Cornell Capital Partners, L.P., owning more than 9.9% of our outstanding common stock. Even if we request advances the amount of each advance is limited to a maximum draw down of $200,000 every five trading days and $800,000 every thirty days.

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

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the second quarter of fiscal 2005 or subsequent to the date of the evaluation by its management thereof.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

From May 18, 2005 to July 6, 2005, we closed on $298,000 of equity units (the “2005 Units”) in a private placement. Each 2005 Unit consists of a convertible promissory note in the principal amount of $1,000 (the “8% Notes”) and one warrant for each share of common stock issued upon conversion of the 8% Notes to purchase one-half share of our common stock. The proceeds were used for working capital. The purchase price per Unit is $1,000. The 8% Notes are convertible at the election of the holder thereof, at any time commencing from and after their date of issuance and for a period of three years thereafter at a price equal to 85% of the average closing price of our common stock on the OTC-BB for the 20 trading days immediately preceding the day upon which we receive a conversion notice from the Noteholder. The 8% Notes are entitled to receive an 8% annual interest payment payable in shares of our common stock. The per share exercise price of the warrant will be 135% of the conversion price of the 8% Notes.

For the $96,000 of Units sold on May 18, 2005, the total offering price and the total commissions paid to broker-dealers were $96,000 and $16,500, respectively. For the $67,000 of Units sold on May 23, 2005, the total offering price and the total commissions paid to broker-dealers were $67,000 and $10,050, respectively. For the $135,000 sold on July 6, 2005, the total offering price and the total commissions paid to broker-dealers were $135,000 and $20,250 respectively. Broker-dealer commission consisted of:

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

The broker-dealer in the 2005 Unit Financing is entitled to receive as additional commission warrants to purchase that number of shares of our common stock as equals 10% of the number of shares of common stock that would be issuable to investors in the offering assuming conversion of the 8% Notes at the closing date, with an exercise price equal to 110% of their conversion prices on such date, a term of four years and all other terms substantially the same as those of other warrants issuable to investors in the offering. As of June 30, 2005, the broker dealer was entitled to warrants to purchase 326,000 shares of our common stock at $.05 per share. As of August 12, 2005, the broker dealer was entitled to warrants to purchase 596,000 shares of our common stock at $.05 per share in connection with the 2005 Unit Financing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective July 28, 2005, the Company amended its Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock to 750,000,000 and Preferred Stock to 100,000,000 shares and designate 1,000 of the newly authorized shares of Preferred Stock as Series A Preferred Stock (the “Amendment”). The Amendment was approved on May 24, 2005 by the Board of Directors and on May 31, 2005 by the holders of a majority of the Company’s common stock by written consent without a meeting (the “Consenting Stockholders”). The Consenting Stockholders held 56,734,017 shares of common stock with one vote per share. The votes cast by the Consenting Stockholders totaled 56,734,017 votes. An information statement related to the Amendment was mailed to Company stockholders on or about July 1, 2005. The Amendment became effective July 28, 2005.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following Exhibits are filed as part of this Report or incorporated herein by reference:

3.5	Amendment to Restated Certificate of Incorporation of the Company, effective as of July 28, 2005. (1)

3.6	Restated Certificate of Incorporation of the Company, effective as of July 29, 2005. (1)

4.7	Form of 12% Convertible Debentures. (2)

10.77	Series B Amendment Agreement, dated as of May 11, 2005. (3)

10.78	Form of 135% Warrants (4)

10.79	Form of Warrant dated May 6, 2005 issued to Bridgehead Partners, LLC. (2)

10.80	Form of Debenture Purchase Agreement dated as of June 9, 2005 (2)

10.81	Consultancy Agreement between GAIA and Dr. Klaus Brandt dated April 7, 2005 (2)

10.82	Consultant Agreement dated June 20, 2005 between GAIA Advanced Lithium Battery Systems Europe GmbH and Innoventis Consulting GmbH (2)

10.83	Form of Warrant dated May 31, 2005 issued to North Coast Securities Corporation in connection with A Unit and B Unit Offering (2)

10.84	Form of Warrant dated July 15, 2005 issued to North Coast Securities Corporation in connection with 2005 Unit Offering (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(1)	Incorporated by reference to LTC’s Report on Form 8-K dated July 28, 2005.
(2)	Incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-127121) filed by the Company on August 2, 2005.
(3)	Incorporated by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.
(4)	Incorporated by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.
+	Exhibit filed herewith in this Report.

(b)	Reports on Form 8K. During the quarter ended June 30, 2005, the Company filed the following Reports on Form 8-K:

On May 10, 2005, the Company filed a Report on Form 8-K reporting on the entry into an extension of a financial advisory services agreement and non-reliance on previously issued financial statements.

On June 15, 2005, the Company filed a Report on Form 8-K reporting on the entry into a debenture purchase agreement.

On June 24, 2005, the Company filed a Report on Form 8-K reporting on changes in executive officers.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION
Date: August 15, 2005

	BY:	/s/ Andrew J. Manning
Andrew J. Manning, Chief Operating Officer
(Principal Executive Officer)

	BY:	/s/ William F. Hackett
William F. Hackett, Chief Financial Officer
(Principal Financial and Accounting Officer)