Form 10QSB
period 2005-09-30
LITHIUM TECHNOLOGY CORP
filed 2005-11-14
CIK 804154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2005, 266,335,979 shares of common stock.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

INDEX

		PAGE
	PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets—September 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss-Three and Nine Months Ended September 30, 2005 and 2004, and period from February 12, 1999 (inception of development stage) to September 30, 2005	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)—Nine Months Ended September 30, 2005	5

	Condensed Consolidated Statements of Cash Flows— Nine Months Ended September 30, 2005 and 2004, and period from February 12, 1999 (inception of development stage) to September 30, 2005	7

	Notes to Consolidated Financial Statements—September 30, 2005	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3.	CONTROLS AND PROCEDURES	30

	PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	30

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	30

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	30

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30

ITEM 5.	OTHER INFORMATION	30

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	31

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,000	$240,000
Accounts receivable	292,000	121,000
Inventories	604,000	141,000
Related party receivable	—	187,000
Prepaid expenses and other current assets	571,000	725,000

Total current assets	1,520,000	1,414,000
Property and equipment, net	5,542,000	6,461,000
Intangibles, net	7,590,000	8,416,000
Other assets	21,000	237,000

Total assets	$14,673,000	$16,528,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	2,546,000	2,750,000
Accrued salaries	281,000	511,000
Current portion of long term debt	3,086,000	750,000
Payable to related party	159,000	—
Other current liabilities and accrued expenses	1,970,000	1,390,000

Total current liabilities	8,042,000	5,401,000
LONG-TERM LIABILITIES, LESS CURRENT PORTION
Subordinated loans from related party	7,346,000	5,684,000
Other long-term liabilities, less current portion	3,491,000	9,552,000
Convertible debt securities	357,000	1,859,000

Total long-term liabilities	11,194,000	17,095,000

Total liabilities	19,236,000	22,496,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share, Authorized – 100,000 shares; Issued and outstanding: none	—	—
Preferred stock A, par value $1.00 per share, authorized, issued and outstanding: 1,000 shares	1,000,000	3,473,000
Preferred stock B, par value $1.00 per share, authorized, issued and outstanding: 0 shares	—	1,840,000
12% convertible debentures	1,059,000	—
Common stock, par value $.01 per share, Authorized – 125,000,000 shares; Issued and outstanding: 266,335,979 and 53,923,964 shares	2,664,000	540,000
Additional paid-in capital	68,223,000	50,105,000
Cumulative translation adjustments	(4,921,000)	(5,816,000)
Accumulated deficit	(200,000)	(200,000)
Deficit accumulated during development stage	(72,388,000)	(55,910,000)

Total stockholders’ deficit	(4,563,000)	(5,968,000)

Total liabilities and stockholders’ deficit	$14,673,000	$16,528,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30 2005
	2005	2004	2005	2004
REVENUES
Development contracts and prototype sales	$376,000	$93,000	$1,233,000	$424,000	$2,350,000

COSTS AND EXPENSES
Cost of goods sold	314,000	—	1,471,000	—	1,471,000
Engineering, research and development	506,000	1,300,000	2,067,000	4,208,000	20,972,000
General and administrative	1,390,000	1,024,000	3,830,000	3,124,000	17,413,000
Sales and marketing	13,000	—	412,000	—	412,000
Depreciation and amortization	505,000	442,000	1,377,000	1,383,000	11,431,000
Intangibles expensed	—	—	—	—	3,700,000
Loss (gain) on sale of assets	—	—	—	(4,000)	108,000

	2,728,000	2,766,000	9,157,000	8,711,000	55,507,000
OTHER INCOME (EXPENSE)
Foreign government subsidies	—	95,000	58,000	430,000	2,900,000
Interest expense, net of interest income	(630,000)	(1,163,000)	(1,923,000)	(2,144,000)	(9,276,000)
Interest expense related to beneficial conversion	(842,000)	(765,000)	(2,670,000)	(1,640,000)	(5,055,000)

	(1,472,000)	(1,833,000)	(4,535,000)	(3,354,000)	(11,431,000)

NET LOSS	$(3,842,000)	$(4,506,000)	$(12,459,000)	$(11,641,000)	$(64,588,000)

Charge for embedded derivatives, warrants and beneficial conversion, preferred shares	(1,987,000)	(556,000)	(3,518,000)	(556,000)	(7,173,000)
Dividends on preferred shares	(267,000)	—	(501,000)	—	(627,000)

NET LOSS TO COMMON SHAREHOLDERS	(6,078,000)	(5,062,000)	(16,478,000)	(12,197,000)	(72,388,000)
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	(57,000)	(733,000)	895,000	436,000	(4,921,000)

COMPREHENSIVE LOSS	$(6,135,000)	$(5,795,000)	$(15,583,000)	$(11,761,000)	$(77,309,000)

Weighted average number of common shares outstanding:	194,561,166	39,430,742	142,826,361	28,496,047

Basic and diluted net loss per share:	$(0.03)	$(0.13)	$(0.12)	$(0.43)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	12% Convertible Debentures	Cumulative Transactions Adjustments	Accumulated Deficit	Deficit Accumulated During Development	Total Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2004	5,313,000	$5,313,000	53,923,964	$540,000	$50,105,000	$—	$(5,816,000)	$(200,000)	$(55,910,000)	($5,968,464)
Issuance of convertible debt with embedded beneficial conversion					405,000					405,000
Charge for fair value of warrants					547,000				(547,000)
Charge for embedded derivative									(653,000)	(653,000)
Issuance of convertible preferred stock	476,000	476,000								476,000
Exchange of convertible preferred stock for convertible notes	(4,545,000)	(4,545,000)								(4,545,000)
Charge for cost of issuance of convertible preferred stock	331,000	331,000							(331,000)
Stock issued for services			2,988,745	30,000	300,000					330,000
Warrants issued for services					194,000					194,000
Stock issued upon conversion of 10% convertible debentures			52,828,376	528,000	4,076,000					4,604,000
Stock issued upon conversion of convertible preferred stock	(575,000)	(575,000)	4,737,619	47,000	673,000					145,000
Issuance of 12% convertible debentures						759,000				759,000
Equity issuance costs related to equity distribution agreement					(373,000)					(373,000)
Stock issued upon conversion of 8% convertible debentures			5,020,000	50,000	201,000					251,000
Stock issued for interest on conversion of 8% convertible debenture			1,198
Stock issued upon conversion of Series A Notes			54,100,000	541,000	2,164,000					2,705,000
Stock issued for interest on conversion of Series A Notes			2,710,100	27,000	108,000					135,000
Stock issued for interest on conversion of Series A Notes			1,362,520	14,000	54,000					68,000

Stock issued upon conversion of Series B Notes			36,800,000	368,000	1,472,000					1,840,000
Stock issued for interest on conversion of Series B Notes			3,872,780	39,000	155,000					194,000
Stock issued upon conversion of April 2004 10% Debenture			29,787,076	298,000	1,877,000					2,175,000
Issuance of common stock per equity distribution agreement			18,204,601	182,000	618,000					800,000
Conversion of Series A and B Notes and April 2004 10% Debenture with embedded derivative					3,613,000					3,613,000
Warrants issued for service (North Coast)					47,000					47,000
Deemed dividend on 12% convertible debenture						300,000			(300,000)
Divided on convertible preferred stock									(201,000)	(201,000)
Charge for fair value of warrants					1,987,000				(1,987,000)
Foreign currency translation adjustments							(895,000)			(895,000)
Net loss	—	—	—	—	—	—	—	—	(12,459,000)	(12,459,000)

Balances at September 30, 2005	1,000,000	$1,000,000	266,335,979	$2,664,000	$68,223,000	$1,059,000	($4,921,000)	($200,000)	($72,388,000)	($4,563,000)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2005
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,459,000)	$(11,641,000)	$(64,588,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,377,000	1,383,000	11,432,000
Stock issued for services provided	330,000	—	330,000
Warrants issued for services provided	241,000	—	241,000
In-process research and development expensed	—	—	3,700,000
Loss on sale of assets	—	(4,000)	107,000
Non cash financing and interest charges	4,430,000	3,592,000	12,394,000
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(171,000)	(39,000)	(292,000)
Accounts receivable, related parties	187,000	—	187,000
Inventories	(463,000)	19,000	(571,000)
Prepaid expenses and other current assets	154,000	(126,000)	(181,000)
Accounts payable and accrued expenses	146,000	1,586,000	4,080,000

Net cash used in operating activities	(6,228,000)	(5,230,000)	(33,161,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(313,000)	(812,000)	(4,903,000)
Investment in intangibles	(12,000)	(36,000)	(286,000)
Cash received in connection with Share Exchanges	—	—	20,000
Deposit on equipment	(145,000)	—	(371,000)
Proceeds from sale of assets	—	4,000	154,000

Net cash used in investing activities	(470,000)	(844,000)	(5,386,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of loans from financial institutions	(422,000)	(328,000)	(2,549,000)
Proceeds of silent partnership loans	—	—	102,000
Proceeds (repayments) from related party loans	—	—	16,908,000
Proceeds from 10% convertible debentures, net of cost of issue	—	1,686,000	1,686,000
Proceeds from 12% convertible debentures, net of cost of issue	1,164,000	—	1,164,000
Proceeds from 12% debentures	2,500,000	—	2,500,000
Proceeds from series A & B units, net of cost of issue	476,000	432,000	4,026,000
Proceeds from sale of 2005 units	298,000	—	298,000
Proceeds from sale of common stock	758,000	—	758,000
Proceeds received from bridge notes	310,000	—	310,000
Proceeds received from non-convertible promissory notes from related party	1,427,000	4,223,000	13,387,000

Net cash provided by financing activities	6,553,000	6,013,000	38,631,000

Effect of exchange rate changes on cash	—	(3,000)	8,000

Net increase (decrease) in cash and cash equivalents	(187,000)	(64,000)	50,000
Cash and cash equivalents, beginning of period	240,000	127,000	3,000

Cash and cash equivalents, end of period	$53,000	$63,000	$53,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$192,000	$678,000
Conversion of convertible debt into common stock	2,175,000	33,546,000	37,927,000
Conversion of convertible debt into preferred stock subject to rescission	—	3,545,000	3,545,000
Stock issued for services	330,000	—	415,000
Stock issued as dividend on convertible preferred stock	—	—	126,000
Warrants issued for services	241,000	—	536,000
Conversion bridge notes to debentures	—	—	3,000,000
Conversion of A and B units into common stock	4,545,000	—	4,545,000
Conversion of January 2004 debentures into common stock	4,604,000	—	4,604,000
Capital contribution by affiliate of Arch Hill in lieu of debt payment	—	—	1,734,000
Exchange of preferred stock for convertible debentures	4,545,000	—	4,545,000
Stock issued for interest	397,000	—	397,000
Stock issued for conversion of 8% convertible debentures	251,000	—	251,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-KSB filed with the SEC for the year ended December 31, 2004. Operating results for three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any interim period.

NOTE 2—ORGANIZATION, BUSINESS OF THE COMPANY AND RECENT DEVELOPMENTS

Lithium Technology Corporation (“LTC” or the “Company”) is engaged in continuing contract development and small volume production, in both the United States and Germany, of large format lithium-ion rechargeable batteries to be used as new power sources in emerging advanced applications in the national security, transportation and stationary power markets. With the continuing interest in higher energy density, lighter weight, smaller volume, longer operational life and greater cost effectiveness, lithium batteries are clearly the technology of choice with new applications in these markets.

In 2002, LTC closed share exchanges in which LTC acquired ownership of 100% of GAIA Holding B.V. (“GAIA Holding”) from Arch Hill Ventures, N.V., a private company limited by shares, incorporated under the laws of the Netherlands (“Arch Hill Ventures”), which is controlled by Arch Hill Capital N.V. (“Arch Hill Capital”), a private company limited by shares, incorporated under the laws of the Netherlands (the “Share Exchanges”). In November 2004, Arch Hill Capital and Arch Hill Ventures transferred all LTC securities owned by such entities to Stichting Gemeenschappelijk Bezit GAIA (“Stichting GAIA”) and Stichting Gemeenschappelijk Bezit LTC (“Stichting LTC”), entities controlled by Arch Hill Capital.

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

NET LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share. These shares were converted to common stock in February 2004. The Company made such determination because: 1) Arch Hill Capital, which controls the Company, had the ability to authorize the necessary shares for conversion; 2) the preferred shares had no significant preferential rights above the common shares; and 3) the preferred shares would automatically convert at a later date upon proper share authorization. As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Series A Preferred Stock	—	—	—	—
Common Stock	194,561,166	39,430,742	142,826,361	28,496,047

Total	194,561,166	39,430,732	142,826,361	28,496,047

Due to net losses in the three and nine months ended September 30, 2005 and 2004, the effect of the potential common shares resulting from convertible promissory notes payable, convertible debentures, stock options and warrants in those years was excluded, as the effect would have been anti-dilutive.

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

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2005 and December 31, 2004 is summarized as follows:

	September 30	December 31
Land and buildings	$2,665,000	$3,009,000
Technical and laboratory equipment	6,076,000	6,794,000
Assets under construction and equipment deposit	155,000	12,000
Office equipment and other	621,000	622,000

	9,517,000	10,437,000
Less: Accumulated depreciation and amortization	(3,975,000)	(3,976,000)

	$5,542,000	$6,461,000

Assets under construction at September 30, 2005 included equipment being constructed that was not yet placed into service.

NOTE 6—INTANGIBLES

Intangibles at September 30, 2005 and December 31, 2004 are summarized as follows:

	September 30	December 31
Patents	$10,143,000	$10,302,000
Less: Accumulated amortization	(2,553,000)	(1,886,000)

Total	$7,590,000	$8,416,000

Intangibles consist primarily of amounts relating to the core patented technology of LTC, as determined by an independent valuation, in connection with the allocation of the excess purchase price resulting from the Share Exchanges (see Note 2). Intangibles also include patents held by GAIA Holding.

Amortization expense on intangible assets was $668,000 and $836,000, respectively, in the nine months ended September 30, 2005 and the year ended December 31, 2004. Estimated future amortization expense on intangible assets for the next five years, at September 30, 2005, is approximately $840,000 per year.

NOTE 7—CONVERTIBLE DEBT SECURITIES

Convertible debt securities are comprised of bridge notes held by Arch Hill Capital and 8% Notes. As of September 30, 2005 all of the Series A Notes and Series B Notes were converted.

BRIDGE NOTES

The bridge notes were issued under a Bridge Financing Agreement, as amended, between LTC and Arch Hill Capital (the “Bridge Financing Agreement”). As of September 30, 2005, $310,000 of advances were outstanding under the LTC Bridge Financing Agreement. The Bridge Financing Agreement does not contain a maximum amount of funding that may be advanced under such Agreement. The amount of any additional notes provided will be related to the working capital advances made by Arch Hill Capital to the Company.

8% NOTES

During the nine months ended September 30, 2005, the Company sold $298,000 of equity units (the “2005 Units”) in a private placement. Each 2005 Unit, with a purchase price of $1,000 per Unit, consists of a convertible promissory note in the principal amount of $1,000 (the “8% Notes”) and one warrant for each share of common stock issued upon conversion of the 8% Notes to purchase one-half share of Company common stock.

During the nine months ended September 30, 2005, $251,000 principal of 8% Notes were converted into an aggregate of 5,020,000 shares of common stock at a conversion price of $0.05 per share and 1,198 shares of common stock were issued to the convertible Noteholders for interest payable in shares. The converting Noteholders were issued warrants to purchase 2,510,000 shares of common stock in the aggregate, at $0.0675 per share. As of September 30, 2005, $47,000 in principal of 8% Notes were outstanding.

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

The conversion feature resulted in the units being issued with an embedded derivative. Accordingly, the Company has recorded $53,000 of the proceeds received to the liability for the derivative instrument based on the fair value of the embedded derivative. The $53,000 discount will be recognized as additional interest over the three year life of the conversion option or at the conversion date, which ever is earlier.

SERIES A NOTES AND SERIES B NOTES

From August 2004 through January 2005, the Company sold $7,902,000 of its securities in a private placement. The Company closed on the sale of $4,357,000 of A Units (“A Units”) for cash. The Company also issued 1,705 of A Units in exchange for $1,705,000 of outstanding debt and 1,840 of B Units (“B Units”) in exchange for $1,840,000 of outstanding debt, in each case held by Arch Hill Capital.

Each A Unit consists of: (i) one share of Company Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) or $1,000 in principal of Series A Convertible Notes convertible for a period of three years at a conversion price equal to 80% of the average closing price of Company common stock on the OTC Bulletin Board for the 20 trading days immediately preceding the day upon which the Company receives a conversion notice from the Series A Preferred/Noteholder (the “Series A Notes”) (together, the “Series A Preferred/Notes”); (ii) for each share of Company common stock issued upon conversion of the Series A Preferred/Notes, four year warrants to purchase  1/2 of a share of Company common stock at an exercise price per share equal to 125% of the conversion price of the Series A Preferred/Notes upon conversion of the shares of Series A Preferred/Notes by the stockholder (the “125% A Warrant”); and (iii) for each share of Company common stock issued upon conversion of the Series A Preferred/Notes, four year warrants to purchase  1/2 of a share of Company common stock at an exercise price per share equal to 150% of the conversion price of the Series A Preferred/Notes upon conversion of the shares of Series A Preferred/Notes by the stockholder (the “150% A Warrant”).

Each B Unit consists of: (i) one share of Company Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”) or $1,000 in principal of Series B Convertible Notes convertible for a period of three years thereafter at a conversion price equal to 80% of the average closing price of Company common stock on the OTC Bulletin Board for the 20 trading days immediately preceding the day upon which the Company receives a conversion notice from the Series B Preferred/Noteholder (the “Series B Notes”) (together, the “Series B Preferred/Notes”); (ii) for each share of Company common stock issued upon conversion of the Series B Preferred/Notes, four year warrants to purchase  1/2 of a share of Company common stock at an exercise price per share equal to 125% of the conversion price of the Series B Preferred/Notes upon conversion of the shares of Series B Preferred/Notes by the stockholder (the “125% B Warrant”); and (iii) for each share of Company common stock issued upon conversion of the Series B Preferred/Notes, four year warrants to purchase one share of Company common stock at an exercise price per share equal to 150% of the conversion price of the Series B Preferred/Notes upon conversion of the shares of Series B Preferred/Notes by the stockholder (the “150% B Warrant”).

The Series A Notes and Series B Notes bear interest at 8% per annum payable in shares of Company common stock at the conversion price. During the nine months ended September 30, 2005 the Company issued approximately 7,944,000 shares of common stock to the converting Series A and Series B Noteholders for interest payable in shares.

During the fiscal year ended December 31, 2004, the holders of $1,797,000 principal of Series A Notes converted $1,782,000 of such notes into an aggregate of 10,761,660 shares of Company common stock at conversion prices ranging from $.15 to $.23 per share. During the nine months ended September 30, 2005, the holders of $3,280,000 principal of Series A Notes converted all of such notes into an aggregate of 58,864,619 shares of company common stock at conversion prices ranging from $0.05 to $0.23 per share. One holder of $1,000,000 of Series A Units acquired 1,000 shares of Series A Preferred Stock (see Note 10). The holders of 1,840 B Units exchanged the right to receive Series B Preferred Stock into $1,840,000 principal of the Series B Notes which were converted into 36,800,000 shares of common stock. As of September 30, 2005 no Series A or B Notes were outstanding.

As of September 30, 2005, the 125% A Warrants were exercisable for 7,807,349 shares at exercise prices ranging from $0.0625 to $0.2875, the 150% A Warrants were excisable for 7,807,349 shares at exercise prices ranging from $0.075 to $0.345 and 18,400,000 125% B Warrants at an exercise price of $0.0625 and 18,400,000 150% B Warrants at an exercise price of $0.075 were exercisable.

The broker-dealer in the A and B Unit financing received as additional commission four year warrants to purchase 948,838 shares of Company common stock at prices ranging from $0.165 to $0.693 per share.

NOTE 8—LONG-TERM DEBT

	September 30, 2005	December 31, 2004
Long-term debt is summarized as follows:
Convertible debt securities (Note 7)	$310,000	$1,859,000
Derivative liability (Note 7)	1,000	5,410,000
Loans from financial institutions	1,745,000	2,254,000
Debentures	2,547,000	—
Subordinated loans from related party	7,346,000	5,684,000
Silent partnership loans	2,331,000	2,638,000

	$14,280,000	$17,875,000
Less: Current maturities	(3,086,000)	(750,000)

	$11,194,000	$17,095,000

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

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill Ventures, a related party. The loans bear cumulative interest at 6% per annum. Under the subordinated loan agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA. Approximately $4.1 million of these loans were exchanged into Company securities subsequent to September 30, 2005. (See Note 11)

SILENT PARTNERSHIP LOANS-NON-RELATED PARTIES

Two other parties have provided silent partnership loans to GAIA which remain outstanding at September 30, 2005. Frankendael Participatiemaatschappij N.V. (“Frankendael”) has provided a partnership loan of $482,000, which bears interest at 6% per annum. Technologie-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan of $1,851,000, which bears interest at 6% per annum. GAIA is not required to pay the interest under the Frankendael Partnership Agreement until GAIA has generated an accumulated profit amounting to $4,627,000. The total amount payable to Frankendael and TBG under the Partnership Agreements at September 30, 2005 is $2,331,000.

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

MARCH 2005 DEBENTURE

On March 11, 2005, the Company issued debentures in the principal amount of $2,500,000. The debentures accrue interest at 12% per year and are repayable in 10 equal monthly installments with accrued interest commencing, as amended, September 15, 2005 and ending June 15, 2006. In connection therewith, the Company entered into an Escrow Agreement under which put notices under the Standby Equity Distribution Agreement were deposited and certain monies received under that agreement will be received and forwarded to the debentureholder. Ten monthly put notices are held in escrow, each in the amount of $250,000. $250,000 per month being funded under the Standby Equity Distribution Agreement to the Company is to be delivered to the escrow account and be used to repay the debenture if the Company does not repay the debenture from other sources of capital. In October 2005, the Company paid $500,000 of the principal down on the debenture.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

CONSULTING AND EMPLOYMENT AGREEMENTS

On June 20, 2005, the Board approved an increase in the annual salary of Dr. Andrew J. Manning to $275,000, retroactive to January 1, 2005.

On June 20, 2005, the Board approved the appointment of William F. Hackett as the Chief Financial Officer of the Company at an annual salary of $275,000 with a signing bonus of $50,000 and an annual discretionary bonus of up to 25% of Mr. Hackett’s salary (with a minimum of $34,375 for 2005).

Dr. Klaus Brandt serves as the Managing Director of GAIA pursuant to an agreement which provides for an annual salary of €170,000 ($205,000) from April 1, 2005 through December 31, 2007.

NOTE 10—STOCKHOLDER’S EQUITY

AMENDMENT OF CERTIFICATE OF INCORPORATION

On July 28, 2005, the Company filed an Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, to increase the number of authorized shares of the Company’s common stock to 750 million shares and preferred stock to 100 million shares. Of the 100 million authorized shares of preferred stock, the Company designated 1,000 shares as Series A Convertible Preferred Stock, which the Company delivered to an investor in the private placement of A Units which concluded in January 2005 (see Note 7). On July 29, 2005, the Company filed a Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to reflect in one document all of the changes to the Company’s Certificate of Incorporation as amended through July 28, 2005.

SERIES A PREFERRED STOCK

The Company has authorized and outstanding 1,000 shares of Series A Preferred Stock, which were issued on August 1, 2005. The shares of Series A Preferred Stock are entitled to receive an 8% annual cumulative dividend payable in shares of Company common stock at the conversion price of the stock.

The Series A Preferred Stock is convertible at the election of the holder thereof, at any time until November 19, 2007 at a conversion price equal to 80% of the average closing price of Company common stock on the OTC Bulletin Board for the 20 trading days immediately preceding the day upon which the Company receives a conversion notice from the Series A Preferred Stockholder. The Series A Preferred Stock will be automatically converted into Company common stock on November 19, 2007 if not converted by the holder prior to that date.

APRIL 2004 10% CONVERTIBLE DEBENTURES

In April 2004 the Company issued $3,000,000 of debentures (“April 2004 Debentures”) in the April 2004 Debt Exchange. In December 2004, $3,000,000 of April 2004 Debentures and accrued and unpaid interest were converted into 42,619,178 shares of common stock of which 11,000,000 shares of Company common stock were delivered on May 31, 2005, and the balance of 31,619,178 shares were delivered on August 1, 2005.

The April 2004 debentures were convertible at any time at the option of the holder into shares of Company common stock at the lesser of 50% of the average of the lowest three trading prices of Company common stock for the twenty trading days ending one trading day prior to the date the Company receives a conversion notice from a 10% debenture holder; or a fixed conversion price of $2.00. This conversion formula resulted in the debentures being issued with an embedded derivative. Accordingly, pursuant to FASB 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company has recorded the entire $3,000,000 to the derivative instrument based on the fair value of the embedded derivative. The $3,000,000 discount is being recognized as interest over the two year life of the debentures or conversion date whichever is earlier.

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

12% DEBENTURES

On June 9, 2005, the Company entered into a Debenture Purchase Agreement with an investor, pursuant to which the Company issued $1,200,000 of convertible debentures and $150,000 of convertible debentures as compensation for the transaction (together, the “12% Debentures”). The 12% Debentures have a two year term and accrue interest at 12% per year payable in arrears in shares of Company stock at the conversion price at conversion or maturity.

Commencing on December 9, 2005 until June 9, 2007, the 12% Debentures are convertible at the option of the holder into shares of Company common stock at a conversion price equal to $0.05 per share. The 12% Debentures are not repayable in cash and will be automatically converted into shares of Company common stock at maturity at the conversion price. In no event is the holder entitled to convert the debentures for a number of shares of Company common stock in excess of that number of shares of common stock which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially owned by the holder and its affiliates to exceed 4.99% of the outstanding shares of Company common stock following such conversion (unless the holder provides the Company with sixty five (65) days prior written notice that this provision shall not apply). Since these debentures are not repayable in cash, they are reflected as equity (12% convertible debentures) in the financial statements of the Company.

The conversion feature resulted in the debentures being issued with an embedded derivative. Accordingly, the Company has recorded approximately $922,000 of the proceeds received to additional paid-in capital based on the fair value of the embedded beneficial conversion feature. The $922,000 discount will be recognized as a deemed dividend over the two year life of the Debenture or the earliest conversion date. Additionally, the $49,000 discount related to the $150,000 of compensation will be recognized as a deemed dividend over the two year life of the debentures or the conversion date, which ever is earlier.

The 12% Debenture holder received 4,532,836 warrants to purchase Company common stock at exercise prices ranging from $0.66 to $0.024 per share. The warrants were originally issued to the finder in the January 2004 debenture financing and subsequently transferred to the 12% Debenture holder. The warrants are exercisable until January 20, 2009.

The conversion feature resulted in the debentures being issued with an embedded beneficial conversion feature. Accordingly, the Company has recorded approximately $405,000 of the proceeds received to additional paid-in capital based on the fair value of the embedded beneficial conversion feature. The $405,000 discount will be recognized as a deemed dividend over the six month period to the earliest conversion date. Additionally, the discount related to the $150,000 of compensation plus $36,000 of fees and $30,000 of warrants issued in connection with issuing the debentures will be recognized as a deemed dividend over the two year life of the debentures or the conversion date, which ever is earlier.

STANDBY EQUITY DISTRIBUTION AGREEMENT

On March 11, 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital pursuant to which it may, at its discretion, periodically sell to Cornell Capital shares of Company common stock for a total purchase price of up to $15,000,000. Subject to certain conditions, the Company is entitled to draw down under on the Standby Equity Distribution Agreement now that the common stock to be issued thereunder is registered with the Securities and Exchange Commission and the registration statement has been declared effective. The purchase price for the shares is equal to 98% of the lowest volume weighted average price of Company common stock for the five days following the date the Company delivers a notice requiring Cornell Capital to purchase Company shares under the Standby Equity Distribution Agreement. Cornell Capital is entitled to retain a fee at each advance of 5% of the gross proceeds.

Cornell Capital Partner’s obligation to purchase shares of Company common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company maintaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and is limited to $200,000 per weekly advance and $800,000 per 30 days.

During the quarter ended September 30, 2005, the Company sold 18,204,601 shares of common stock to Cornell Capital for $800,000 in gross proceeds pursuant to the Standby Equity Distribution Agreement at prices ranging from $0.0304 to $0.0647 per share. Of such proceeds, the Company paid commitment fees to Cornell of 5% of the gross proceeds, or $40,000 in the aggregate and the

Company paid structuring fees to Yorkville Advisors Management aggregating $2,000, with net proceeds to the Company of $758,000 from such sales.

NOTE 11—SUBSEQUENT EVENTS

MARCH 2005 DEBENTURE

Subsequent to September 30, 2005, the Company repaid an aggregate of approximately $651,000 in interest and principal on the March 2005 Debentures. As of November 3, 2005, $2,000,000 in principal was outstanding on the March 2005 Debentures.

CORNELL CAPITAL CONVERTIBLE DEBENTURE

On October 7, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital pursuant to which the Company issued convertible debentures in the principal amount of $3,000,000. The debentures are convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to $0.06 per share. The debentures have a one-year term and accrue interest at 8% per year. Interest and principal payments on the debenture commence on January 1, 2006 and end on October 1, 2006.

The Company can redeem the debentures upon three days prior written notice for any reason until January 5, 2006 with no prepayment premium and thereafter if the common stock is trading below the conversion price of $0.06 at the time of a prepayment notice. Upon a redemption after January 5, 2006 the Company must pay a prepayment premium of 15% of any amounts prepaid.

The Company entered into a Pledge and Escrow Agreement pursuant to which the Company agreed to issue to Cornell Capital shares of common stock in the event of default under the debenture as security for its obligations thereunder. The Company also granted Cornell Capital a security interest in the assets of LTC. In the event of default, Cornell Capital, in addition to any other remedies, may convert any or all of the outstanding principal of the debentures into common stock at a fixed conversion price equal to $0.0128 per share.

The Company agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issuable upon conversion of the debentures and upon exercise of the warrants by January 5, 2006, and to ensure that such Registration Statement is declared effective by April 5, 2006.

Commissions to Cornell Capital in connection with this transaction included 7.5% cash compensation in the form of a discount to the purchase price of the debentures, or $225,000, and five-year warrants to purchase 20,000,000 shares of common stock at the following exercise prices: 10,000,000 at $0.06 per share, 5,000,000 at $0.07 per share and 5,000,000 at $0.10 per share. The Company also paid structuring fees to Yorkville Advisors Management of $10,000.

DEBT EXCHANGE

On October 21, 2005, pursuant to a Debt Exchange Agreement between the Company, GAIA Holding, GAIA, Arch Hill Capital and Arch Hill Ventures, the Company exchanged approximately $4.4 million of debt owed by GAIA to Arch Hill Ventures for LTC equity securities as described below (the “Debt Exchange”).

Tamarchco GmbH (“Tamarchco”), a 100% owned subsidiary of Arch Hill Ventures, has provided three silent partnership loans to GAIA consisting of €2,364,501 ($2,883,510) including interest through July 31, 2005 under the First Tamarchco Partnership Agreement (the “Tamarchco I Debt”), a €246,979 ($301,192) loan including interest through July 31, 2005 under the Second Tamarchco Partnership Agreement (the “Tamarchco II Debt”) and a €206,168 ($251,421) loan including interest through July 31, 2005 under the Third Tamarchco Partnership Agreement (the “Tamarchco III Debt”) (the three partnership agreements, the “Tamarchco Partnership Agreements”).

Tamarchco is entitled to receive an annual 4% share in profits related to its contributions under the First Tamarchco Agreement and an annual 12% share in profits related to its contribution under the Second and Third Tamarchco Agreements payable once GAIA has generated an accumulated profit amounting to $4,837,000. Tamarchco assigned to Arch Hill Ventures its right to repayment of the Tamarchco I Debt, Tamarchco II Debt and Tamarchco III Debt (together the “Tamarchco Debt”).

Frankendael Participatiemaatschappij N.V. (“Frankendael”) has provided a partnership loan to GAIA consisting of €547,078 ($667,162) including interest through July 31, 2005 (the “Frankendael Debt”). Frankendael is entitled to receive an annual 12% share in profits related to its contributions under the Frankendael Partnership Agreement payable once GAIA has generated an accumulated profit amounting to $4,627,000. Frankendael has assigned to Arch Hill Ventures its right to repayment of the Frankendael Debt.

In the Debt Exchange the Company issued to Arch Hill Ventures in exchange for the Tamarchco Debt, $3,436,123 of 10% convertible debentures and warrants to purchase 1,718,062 shares of common stock with an exercise price of $0.38 per share. As further consideration for the exchange of the Tamarchco Debt, Arch Hill Ventures agreed in the Debt Exchange Agreement to transfer to the Company its 100% ownership interest in Tamarchco.

In the Debt Exchange the Company issued to Arch Hill Ventures in exchange for the Frankendael Debt $667,162 of 10% convertible debentures and warrants to purchase 333,581 shares of common stock with an exercise price of $0.38 per share.

The Company owed interest in the amount of €251,937 ($307,237) to Arch Hill Ventures on debt previously exchanged for securities (the “Interest Due”). On October 21, 2005 in the Debt Exchange, the Company issued to Arch Hill Ventures in exchange for the Interest Due $307,237 convertible debentures and 153,619 warrants of common stock at an exercise price of $0.38 per share.

As a condition of the closing of the Debt Exchange, the Company received from its financial advisor, an opinion that the debt exchange is fair from a financial point of view to its stockholders.

The 10% convertible debentures issued to Arch Hill Ventures in the Debt Exchange (the “October 2005 debentures”) have a maturity date of October 21, 2007 at which time the principal amount and all accrued interest on the October 2005 debentures is due and payable. Interest payments on the October 2005 debentures are due and payable in cash quarterly, or at the option of Arch Hill Ventures, in our common stock at a price equal to the conversion price of common stock commencing December 31, 2005. The October 2005 debentures are convertible at any time at the option of the holder into shares of Company common stock at the lesser of $2.00 and the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 50%.

The Company has the right to prepay all or a portion of the outstanding October 2005 debentures and accrued and unpaid interest upon prior written notice to the holders of the October 2005 debentures in an amount equal to 130% of principal and interest for prepayments occurring from October 21, 2005 through December 20, 2005 (60 days), 140% for prepayments of principal and interest occurring from December 20, 2005 through January 19, 2006 (61 – 90 days) or 150% for prepayment of principal and interest occurring on or after January 19, 2006 (91st day +).

The warrants are exercisable one year from issuance and thereafter only if the warrantholder has not sold any LTC equity securities within the prior six months and expire five years from the date of issuance. The warrants are subject to exercise price adjustments upon the occurrence of certain events including stock dividends, stock splits, mergers, reclassifications of stock or our recapitalization. The exercise price of the warrants is also subject to reduction if the Company issues any rights, options or warrants to purchase shares of its common stock at a price less than the market price of Common Stock as quoted on the OTC Bulletin Board.

On October 21, 2005 Arch Hill Ventures, which is controlled by Arch Hill Capital, transferred the right to receive the October 2005 debentures and warrants to Stichting Gemeenschappelijk Bezit LTC (“Stichting LTC”), which is also controlled by Arch Hill Capital.

On October 24, 2005, Stichting LTC delivered a conversion notice to the Company to convert all of the October 2005 debentures into Company Common Stock at a conversion price of $0.0167 per share, for a total of 264,103,114 shares of Common Stock. In lieu of delivering such shares of Common Stock which are currently pledged as security under the Cornell debenture or reserved for issuance under the Cornell SEDA, on November 14, 2005, the Company authorized the issuance of 100,000 shares of Series B Convertible Preferred Stock and issued such shares to Stichting LTC. The 100,000 shares of Series B Convertible Preferred Stock is convertible into an aggregate of 264,103,114 shares of Common Stock and has voting rights equal to 264,103,114 shares of Common Stock.

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

GENERAL

We are engaged in continuing contract development and small volume production, in both the United States and Germany, of large format lithium-ion rechargeable batteries to be used as new power sources in emerging advanced applications in the national security, transportation and stationary power markets. With the continuing interest in higher energy density, lighter weight, smaller volume, longer operational life and greater cost effectiveness, lithium batteries are clearly the technology of choice with new applications in these markets.

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

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

At September 30, 2005, cash and cash equivalents were $53,000. Total liabilities at September 30, 2005 were $19,236,000 consisting of current liabilities in the aggregate amount of $8,042,000 and long-term liabilities in the amount of $11,194,000. At September 30, 2005, assets included, in addition to cash and cash equivalents, accounts receivable of $292,000 inventories of $604,000, prepaid expenses and other current assets of $571,000, property and equipment, net, of $5,542,000, net intangibles of $7,590,000, and other assets of $21,000. As of September 30, 2005, our working capital deficit was $6,522,000 as compared to $3,987,000 at December 31, 2004. We expect to incur substantial operating losses as we continue our commercialization efforts.

Our long-term liabilities at September 30, 2005 were as follows:

Convertible debt securities	$310,000
Derivative liability	1,000
Loans from financial institutions	1,745,000
Debentures	2,547,000
Subordinated loans from related party	7,346,000
Silent partnership loans	2,331,000

$14,280,000
Less current maturities	(3,086,000)

$11,194,000

For detailed information on our convertible debt and long-term debt financing during this period, please see Note 7 and 8 in the consolidated financial statements contained herein.

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

The following is a general description of our most recent financing transactions. See also the Notes to Consolidated Financial Statements.

CORNELL CAPITAL CONVERTIBLE DEBENTURE FINANCING

On October 7, 2005, we entered into a Securities Purchase Agreement with Cornell Capital pursuant to which we issued convertible debentures in the principal amount of $3,000,000. The debentures are convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to $0.06 per share. The debentures have a one-year term and accrue interest at 8% per year. Interest and principal payments on the debenture commence on January 1, 2006 and end on October 1, 2006.

We can redeem the debentures upon three days prior written notice for any reason until January 5, 2006 without a prepayment premium and thereafter if the common stock is trading below the conversion price of $0.06 at the time of a prepayment notice. Upon a redemption after January 5, 2006 we must pay a prepayment premium of 15% of any amounts prepaid.

We entered into a Pledge and Escrow Agreement pursuant to which we agreed to issue to Cornell Capital shares of common stock in the event of default under the debenture as security for our obligations thereunder. We also granted Cornell Capital a security interest in the assets of LTC. In the event of default, Cornell Capital, in addition to any other remedies, may convert any or all of the outstanding principal of the debentures into common stock at a fixed conversion price equal to $0.0128 per share.

We agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issuable upon conversion of the debentures and upon exercise of the warrants by January 5, 2006, and to ensure that such Registration Statement is declared effective by April 5, 2006.

Commissions to Cornell Capital in connection with this transaction included 7.5% cash compensation in the form of a discount to the purchase price of the debentures, or $225,000, and five-year warrants to purchase 20,000,000 shares of common stock at the following exercise prices: 10,000,000 at $0.06 per share, 5,000,000 at $0.07 per share and 5,000,000 at $0.10 per share. We also paid structuring fees to Yorkville Advisors Management of $10,000.

STANDBY EQUITY DISTRIBUTION AGREEMENT

As of November 14, 2005, we sold 18,204,601 shares of common stock to Cornell Capital for $800,000 pursuant to the Standby Equity Distribution Agreement at prices ranging from $0.0304 to $0.0647. Of such proceeds, the Company paid commitment fees to Cornell of 10% of the gross proceeds, or $40,000 in the aggregate and the Company paid structuring fees to Yorkville Advisors Management aggregating $2,500, with net proceeds to the Company of $258,000 from such sales.

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

2005 UNIT FINANCING

From May 18, 2005 to July 6, 2005, we closed on $298,000 of equity units (the “2005 Units”) in a private placement. Each 2005 Unit, with a purchase price of $1,000 per unit, consists of a convertible promissory note in the principal amount of $1,000 (the “8% Notes”) and one warrant for each share of common stock issued upon conversion of the 8% Notes to purchase one-half share of our common stock.

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

The broker-dealer in the 2005 Unit Financing was issued warrants to purchase 596,000 shares of our common stock at $.05 per share relating to the 2005 Unit Financing.

MARCH 2005 DEBENTURE FINANCING

On March 11, 2005, we entered into a debenture purchase agreement with an investor, pursuant to which we issued debentures in the principal amount of $2,500,000. The debentures accrue interest at 12% per year and, as amended, are repayable in 10 equal monthly installments with accrued interest commencing September 15, 2005 and ending June 15, 2006. (See Note 8 to Consolidated Financial Statements).

In connection with the debenture purchase agreement, we entered into an escrow agreement under which put notices under the standby equity distribution agreement were deposited and certain monies received under that agreement will be received and forwarded to the debentureholder if we do not repay the debenture from other sources of capital. Ten monthly put notices are held in escrow, each in the amount of $250,000. $250,000 per month being funded under the standby equity distribution agreement to us is to be delivered to the escrow account and be used to repay the debenture if we do not repay the debenture from other sources of capital. The original commencement date of the repayment of the debentures of July 15, 2005 was waived by the investor until September 15, 2005. As of November 14, 2005 there is outstanding $2,000,000 in principal on the debentures.

BRIDGE FINANCINGS

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

On August 30, 2004 we issued 1,705 of our A Units in exchange for $1,705,000 of our outstanding debt and 1,840 of our B Units in exchange for $1,840,000 of our outstanding debt, in each case held by Arch Hill Capital. (See “A Unit and B Unit Financing”)

At various times during 2004, Arch Hill Capital advanced a total of $4,000,000 to LTC under the Bridge Financing Agreement. As of September 30, 2005, $310,000 of advances were outstanding under the bridge financing agreement.

DEBT EXCHANGE

On October 21, 2005, pursuant to a Debt Exchange Agreement between us, GAIA Holding, GAIA, Arch Hill Capital and Arch Hill Ventures, we exchanged approximately $4.4 million of debt owed by GAIA to Arch Hill Ventures for our equity securities as described below (the “Debt Exchange”).

Tamarchco GmbH (“Tamarchco”), a 100% owned subsidiary of Arch Hill Ventures, has provided three silent partnership loans to GAIA consisting of €2,364,501 ($2,883,510) including interest through July 31, 2005 under the First Tamarchco Partnership Agreement (the “Tamarchco I Debt”), a €246,979 ($301,192) loan including interest through July 31, 2005 under the Second Tamarchco Partnership Agreement (the “Tamarchco II Debt”) and a €206,168 ($251,421) loan including interest through July 31, 2005 under the Third Tamarchco Partnership Agreement (the “Tamarchco III Debt”) (the three partnership agreements, the “Tamarchco Partnership Agreements”).

Tamarchco is entitled to receive an annual 4% share in profits related to its contributions under the First Tamarchco Agreement and an annual 12% share in profits related to its contribution under the Second and Third Tamarchco Agreements payable once GAIA has generated an accumulated profit amounting to $4,837,000. Tamarchco assigned to Arch Hill Ventures its right to repayment of the Tamarchco I Debt, Tamarchco II Debt and Tamarchco III Debt (together the “Tamarchco Debt”).

Frankendael Participatiemaatschappij N.V. (“Frankendael”) has provided a partnership loan to GAIA consisting of €547,078 ($667,162) including interest through July 31, 2005 (the “Frankendael Debt”). Frankendael is entitled to receive an annual 12% share in profits related to its contributions under the Frankendael Partnership Agreement payable once GAIA has generated an accumulated profit amounting to $4,627,000. Frankendael has assigned to Arch Hill Ventures its right to repayment of the Frankendael Debt.

In the Debt Exchange we issued to Arch Hill Ventures in exchange for the Tamarchco Debt $3,436,123 of our 10% convertible debentures and warrants to purchase 1,718,062 shares of our common stock with an exercise price of $0.38 per share. As further consideration for the exchange of the Tamarchco Debt, Arch Hill Ventures agreed in the Debt Exchange Agreement to transfer to us its 100% ownership interest in Tamarchco.

In the Debt Exchange we issued to Arch Hill Ventures in exchange for the Frankendael Debt $667,162 of our 10% convertible debentures and warrants to purchase 333,581 shares of our common stock with an exercise price of $0.38 per share.

We owed interest in the amount of €251,937 ($307,237) to Arch Hill Ventures on debt previously exchanged for our securities (the “Interest Due”). On October 21, 2005 in the Debt Exchange, we issued to Arch Hill Ventures in exchange for the Interest Due $307,237 convertible debentures and 153,619 warrants of our common stock at an exercise price of $0.38 per share.

As a condition of the closing of the Debt Exchange, we received from our financial advisor, an opinion that the debt exchange is fair from a financial point of view to our stockholders.

The 10% convertible debentures issued to Arch Hill Ventures in the Debt Exchange (the “October 2005 debentures”) have a maturity date of October 21, 2007 at which time the principal amount and all accrued interest on the October 2005 debentures is due and payable. Interest payments on the October 2005 debentures are due and payable in cash quarterly, or at the option of Arch Hill Ventures, in our common stock at a price equal to the conversion price of our common stock commencing December 31, 2005. The October 2005 debentures are convertible at any time at the option of the holder into shares of our common stock at the lesser of $2.00 and the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 50%.

We have the right to prepay all or a portion of the outstanding October 2005 debentures and accrued and unpaid interest upon prior written notice to the holders of the October 2005 debentures in an amount equal to 130% of principal and interest for prepayments occurring from October 21, 2005 through December 20, 2005 (60 days), 140% for prepayments of principal and interest occurring from December 20, 2005 through January 19, 2006 (61 – 90 days) or 150% for prepayment of principal and interest occurring on or after January 19, 2006 (91st day +).

The warrants are exercisable one year from issuance and thereafter only if the warrantholder has not sold any LTC equity securities within the prior six months and expire five years from the date of issuance. The warrants are subject to exercise price adjustments upon the occurrence of certain events including stock dividends, stock splits, mergers, reclassifications of stock or our recapitalization. The exercise price of the warrants is also subject to reduction if we issue any rights, options or warrants to purchase shares of our common stock at a price less than the market price of our shares as quoted on the OTC Bulletin Board.

On October 21, 2005 Arch Hill Ventures, which is controlled by Arch Hill Capital, transferred the right to receive the October 2005 debentures and warrants to Stichting Gemeenschappelijk Bezit LTC, which is also controlled by Arch Hill Capital.

No commissions were paid to any brokers in connection with the Debt Exchange or the issuance of the Arch Hill Ventures Securities.

Issuance of the securities was exempt from registration pursuant to Section 4(2) of the Securities Act. The underlying securities were issued to an accredited investor in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

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

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of September 30, 2005, we had an accumulated deficit of approximately $72,388,000 million. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities, including the sale of common stock under the standby equity distribution agreement. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuing of our operations in 2005, and thereafter, is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Except as described herein, we have not entered into any definitive agreements related to a new financing as of November 14, 2005, and no assurance can be given that we will be successful in completing these or any other financings at the minimum level necessary to fund our capital equipment requirements, current operations or at all. If we are unsuccessful in completing these financings at such minimum level, we will not be able to fund our capital equipment requirements or current expenses or execute our business plan. If we are unsuccessful in completing these financings at or near the maximum level or an additional financing, we will not be able to pursue our business strategy. Additional financing may not be available on terms favorable to us or at all. Even if we do obtain financing, it may result in dilution to our stockholders.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO

NINE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES FROM DEVELOPMENT CONTRACTS AND PROTOTYPE SALES

Revenues from development contracts and prototype sales increased by $1,233,000 or 191% in the nine months ended September 30, 2005 from $424,000 in the same period in 2004. We also had income from foreign government subsidiaries of $58,000 in 2005 compared to $430,000 in 2004. The increase in revenues from development contracts and prototypes sales and decrease in income from foreign government subsidiaries is a result of our movement from the product and process development and refinement stage to the early production stage of our products.

As we are still a development stage enterprise, our mission continues to be to become a leading manufacturer of rechargeable lithium power solutions for advanced national security, transportation and stationary power applications. We also license our technology and have the capability to enter into other collaborative efforts with third parties.

As a result of our involvement with the military market over the past year, we have received orders for prototypes from various customers. Our prototype product has been utilized in unmanned aerial vehicles (“UAVs”), and unmanned underwater vehicles (“UUVs”) as well as within in robotics. Our main focus is to provide solutions for the U.S. Military’s need for battery applications within new high tech military systems.

Our efforts during 2004 in the high-tech military area resulted in a number of contracts and/or sub-contracts which have contributed to our significant growth in revenues for the nine months ended September 30, 2005.

Outside the U.S., we signed an agreement with ThyssenKrupp, the largest manufacturer of non-nuclear, manned submarines to develop and manufacture special, very large lithium ion cells for propulsion.

In the transportation market, the rapidly increasing cost of petroleum-based fuels continue to accelerate the move to hybrid vehicles. Toyota Motor Corporation and Honda Motor Company continue to show significant growth in the sale of their Hybrid Electric Vehicles (known as HEVs). Nissan is continuing to field test hybrids with lithium ion batteries. While we believe that other automobile manufacturers will take several years to adopt the technology, we are continuing our development efforts through smaller opportunities. Following the success of Penn State University’s second place in the Ford Future Truck Competition last year, we filled additional orders from Penn State, University of Texas , a US small vehicle manufacturer as well as a British EV/HEV manufacturer.

COST OF GOODS SOLD

Cost of goods sold was $1,471,000 in the nine months ended September 30, 2005. In the nine months ended September 30, 2004, the costs of manufacturing pre-production and scale up units were reported as part of Engineering, Research and Development Expenses.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES

Engineering, research and development expenses during the nine months ended September 30, 2005 decreased by 51% to $2,067,000 from $4,208,000 in the same period in 2004. In the nine months ended September 30, 2004, the costs of manufacturing pre-production and scale up units were reported as part of Engineering, Research and Development Expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses during the nine months ended September 30, 2005, increased by $706,000 or approximately 23% to $3,830,000 from $3,124,000 in the same period in 2004. This increase was primarily due to increased legal and expenses associated with expenses related to securities offerings as well as increased expenses regarding compliance with complex regulatory requirements offsetting these increases. Sales and Market Expenses, which were included in General and Administrative Expenses in the nine months ended September 30, 2004, are reported separately in the nine months ended September 30, 2005.

SALES AND MARKETING EXPENSES

Sales and marketing expenses were $412,000 in the nine months ended September 30, 2005. In the nine months ended September 30, 2004, these expenses were reported as part of General and Administrative Expenses.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization during the nine months ended September 30, 2005 decreased by $6,000 to $1,377,000 from $1,383,000 in the same period in 2004.

INTEREST EXPENSE, NET OF INTEREST INCOME

Interest expense, net of interest income, for the nine months ended September 30, 2005 increased by $809,000 or 21% to $4,593,000 from $3,784,000 in the same period in 2004. Interest expense mainly represents interest accrued on the loans from Arch Hill Capital and Arch Hill Ventures and other lenders as well as the interest accrued on the January 2004 debentures and the April 2004 debentures. Interest expense also includes the amortization of the discount on the embedded derivative on the January and April 2004 10% convertible debentures. Both the January and April 2004 convertible debentures were fully converted as of September 30, 2005.

CHARGE FOR EMBEDDED DERIVATIVE, WARRANTS AND BENEFICIAL CONVERSION FEATURE – PREFERRED SHARES AND DIVIDENDS ON PREFERRED SHARES

Charge for embedded derivative, warrants and beneficial conversion feature – preferred shares and dividends on preferred shares were $3,772,000 and $556,000, respectively, in the nine months ended September 30, 2005 and 2004. There were no preferred shares outstanding in the nine months ended September 30, 2004. This primarily represents the charges taken for the issuance of warrants upon the conversion of Series A and B Notes calculated at their fair value at the date of issuance using the Black-Scholes valuation model as well as charges related to the beneficial conversion feature upon the issuance of the convertible debentures.

NET LOSS TO COMMON SHAREHOLDERS

Net loss to common shareholders was $16,478,000 or $(0.12) per share for the nine months ended September 30, 2005 as compared to a net loss of $12,197,000 or $(0.43) for the nine months ended September 30, 2004. The increase in net loss for the quarter was principally due to the increase in interest expense on outstanding debt and the interest expense related to the debentures issued in January and April 2004, the charge for the embedded derivative related to the preferred shares and warrants, and dividends on the convertible preferred shares.

ACCUMULATED DEFICIT

Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of September 30, 2005, our accumulated deficit was $72,388,000.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO

THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES FROM DEVELOPMENT CONTRACTS AND PROTOTYPE SALES

Revenues from development contracts and prototype sales increased by $283,000 or 304% in the three months ended September 30, 2005 from $93,000 in the same period in 2004. We also had income from foreign government subsidiaries of $0 in 2005 compared to $95,000 in 2004. The increase in revenues from development contracts and prototypes sales and decrease in income from foreign government subsidiaries is a result of our movement from the product and process development and refinement stage to the early production stage of our products. For more information on sales activities, see the “Revenues from Development Contracts and Prototype Sales” section contained within the results of operations for the nine months ended September 30, 2005 versus nine months ended September 30, 2004 discussed above.

COST OF GOODS SOLD

Cost of goods sold was $314,000 in the three months ended September 30, 2005. In the three months ended September 30, 2004, the costs of manufacturing pre-production and scale up units were reported as part of Engineering, Research and Development Expenses.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES

Engineering, research and development expenses during the three months ended September 30, 2005 decreased by 61% to $506,000 from $1,300,000 in the same period in 2004. In the three months ended September 30, 2004, the costs of manufacturing pre-production and scale up units were reported as part of Engineering, Research and Development Expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses during the three months ended September 30, 2005 increased by $366,000 or approximately 36% to $1,390,000 from $1,024,000 in the same period in 2004. This increase was primarily due to increased legal expenses related to securities offerings as well as increased expenses regarding compliance with complex regulatory requirements, partially offset by reporting Sales and Marketing Expenses separately in 2005. Sales and Marketing Expenses were reported as part of General and Administrative Expenses in the three months ended September 30, 2004.

SALES AND MARKETING EXPENSES

Sales and marketing expenses were $13,000 for the three months ended September 30, 2005. In the three months ended September 30, 2004, these expenses were reported as part of General and Administrative Expenses.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization during the three months ended September 30, 2005 increased by $63,000 or 14% to $505,000 from $442,000 in the same period in 2004.

INTEREST EXPENSE, NET OF INTEREST INCOME

Interest expense, net of interest income for the three months ended September 30, 2005 decreased by $456,000 or 24% to $1,543,000 from $1,472,000 in the same period in 2004. Interest expense mainly represents the interest accrued on the loans from Arch Hill Capital and Arch Hill Ventures and the interest accrued on the January 2004 debentures and the April 2004 debentures. interest expense also represents the amortization of the discount on the embedded derivative on the January and April 2004 10% convertible debentures. Both the January and April 2004 convertible debentures were fully converted as of September 30, 2005.

CHARGE FOR EMBEDDED DERIVATIVE, WARRANTS AND BENEFICIAL CONVERSION FEATURE – PREFERRED SHARES AND DIVIDENDS ON PREFERRED SHARES

Charge for embedded derivative, warrants and beneficial conversion feature – preferred shares and dividends on preferred shares were $1,987,000 and $556,000, respectively, in the three months ended September 30, 2005 and 2004. There were no private placement units outstanding in the three months ended September 30, 2004. This primarily represents the charges taken for the issuance of warrants upon the conversion of Series A and B Notes calculated at their fair value at the date of issuance using the Black-Scholes valuation model. As well as charges related to the beneficial conversion feature upon the issuance of convertible debentures.

NET LOSS TO COMMON SHAREHOLDERS

Net loss per common shareholder of $6,078,000 or $(0.03) per share for the three months ended September 30, 2005 as compared to a net loss of $5,062,000 or $(0.13) for the three months ended September 30, 2004. The increase in net loss for the quarter was principally due to the increase in interest expense on outstanding debt and the interest expense related to the debentures issued in January and April 2004, the charge for the embedded derivative related to the preferred shares and warrants and dividends on the convertible preferred shares.

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

IN ADDITION TO THE RISK FACTORS SET FORTH IN OUR FORM 10KSB FOR THE YEAR ENDED DECEMBER 31, 2004, INVESTORS SHOULD BE AWARE OF THE FOLLOWING RISKS:

•	OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. In its report dated April 15, 2005 our auditors, BDO Seidman, LLP expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of September 30, 2005, we had an accumulated deficit of approximately $72,388,000. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities, including the sale of common stock under the Standby Equity Distribution Agreement. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuing our operations in 2005 is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

•	WE HAVE A WORKING CAPITAL LOSS, WHICH MEANS THAT OUR CURRENT ASSETS ON SEPTEMBER 30, 2005 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES. We had a working capital deficit of approximately $6,522,000 at September 30, 2005, which means that our current liabilities exceeded our current assets on September 30, 2005. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.

•	WE HAVE SUBSTANTIAL INDEBTEDNESS AND ARE HIGHLY LEVERAGED. At September 30, 2005, we had total consolidated long-term indebtedness of approximately $11,194,000, plus current portion of approximately $3,086,000. We also had at September 30, 2005, current liabilities of approximately $8,042,000.

•	The level of our indebtedness and related debt service requirements could negatively impact our ability to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. A substantial portion of our future cash flow from operations, if any, may be dedicated to the payment of principal and interest on our indebtedness. Our high leverage may also limit our flexibility to react to changes in business and may place us at a competitive disadvantage to less highly leveraged competitors. In addition, creditors who remain unpaid may initiate collection proceedings, which could hamper our operations due to our short-term cash needs or the effect on our assets subject to debt.

•	WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses of approximately $72,388,000 from February 12, 1999 (date of inception) to September 30, 2005, including approximately $6,078,000 of net loss to common shareholders in the quarter ended September 30, 2005. We expect to incur substantial additional operating losses in the future. During the nine months ended September 30, 2005 and 2004, we generated revenues from development contracts and prototype sales in the amounts of $1,233,000 and $424,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

•	WE NEED SIGNIFICANT FINANCING TO CONTINUE TO DEVELOP AND COMMERCIALIZE OUR TECHNOLOGY. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities, including the sale of common stock under the Standby Equity Distribution Agreement. We believe that if we raise approximately $10 to 11 million in debt and equity financings including under the Standby Equity Distribution Agreement, we would have sufficient funds to meet our operating and capital expenditures needs for at least twelve months. If we do not raise such additional capital, we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

Except as described herein, we have not entered into any definitive agreements related to a new financing as of November 14, 2005, and no assurance can be given that we will be successful in completing these or any other financings at the minimum level necessary to fund our capital equipment requirements, current operations or at all. If we are unsuccessful in completing these financings at such minimum level, we will not be able to fund our capital equipment requirements or current expenses or execute our business plan. If we are unsuccessful in completing these financings at or near the maximum level or an additional financing, we will not be able to pursue our business strategy. Additional financing may not be available on terms favorable to us or at all. Even if we do obtain financing, it may result in dilution to our stockholders.

•	OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN IS DEPENDENT UPON CORNELL CAPITAL. We will be reliant upon the ability of Cornell Capital to provide a significant amount of funding pursuant to the Standby Equity Distribution Agreement, which it has agreed to do in accordance with the terms of the Standby Equity Distribution Agreement. In the event that Cornell Capital is unable to fulfill its commitment under the Standby Equity Distribution Agreement for whatever reason, our ability to implement our business plan will suffer.

•	THE STANDBY EQUITY DISTRIBUTION AGREEMENT CONTAINS CERTAIN COVENANTS PROHIBITING US FROM RAISING CAPITAL AT LESS THAN THE MARKET PRICE. The Standby Equity Distribution Agreement contains covenants that, subject to certain exceptions, restrict us from raising capital from the sale of stock or other securities convertible into stock at a price less than the market price of our common stock on the date of issuance. The existence of these covenants may severely limit our ability to borrow money or raise capital from the sale of stock or convertible securities because any potential lender will want to pay a discount to the market price of our stock.

•	OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY. There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

•	FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS. Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. As of November 14, 2005, we had 266,335,979 shares of common stock outstanding, without taking into account shares issuable upon exercise of outstanding Series A Convertible Preferred Stock, convertible notes, warrants or options or shares issuable under the Standby Equity Distribution Agreement.

•	EXISTING SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES UNDER THE STANDBY EQUITY DISTRIBUTION AGREEMENT. The sale of shares pursuant to the Standby Equity Distribution Agreement may have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue under the Standby Equity Distribution Agreement to draw down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution.

•	THE INVESTOR UNDER THE STANDBY EQUITY DISTRIBUTION AGREEMENT WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR COMMON STOCK. The common stock to be issued under the Standby Equity Distribution Agreement will be issued at a 2% discount to the volume weighted average price for the five trading days immediately following the notice date of an advance. These discounted sales could cause the price of our common stock to decline.

•	SELLING STOCKHOLDERS INTEND TO SELL THEIR SHARES OF COMMON STOCK IN THE MARKET, WHICH SALES MAY CAUSE OUR STOCK PRICE TO DECLINE. Selling stockholders included in a registration statement declared effective on August 12, 2005, intend to sell in the public market up to 599,209,492 shares of common stock registered in the offering. Such sales may cause our stock price to decline.

•	THE SALE OF OUR STOCK UNDER OUR STANDBY EQUITY DISTRIBUTION AGREEMENT COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FUTURE DECLINE OF OUR STOCK PRICE. The significant downward pressure on the price of our common stock caused by the sale of material amounts of common stock under the Standby Equity Distribution Agreement could encourage short sales by third parties. In a short sale, a prospective seller borrows stock from a shareholder or broker and sells the borrowed stock. The prospective seller hopes that the stock price will decline, at which time the seller can purchase shares at a lower price to repay the lender. The seller profits when the stock price declines because it is purchasing shares at a price lower than the sale price of the borrowed stock. Such sales could place further downward pressure on the price of our common stock by increasing the number of shares being sold.

•	WE MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS UNDER THE STANDBY EQUITY DISTRIBUTION AGREEMENT WHEN NEEDED. We are dependent on external financing to fund our operations. Our financing needs are expected to be provided from the Standby Equity Distribution Agreement, in large part. No assurances can be given that such financing will be available in sufficient amounts or at all when needed, in part, because the amount of financing available will fluctuate with the price and volume of our common stock. As the price and volume decline, then the amount of financing available under the Standby Equity Distribution Agreement will decline.

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

ITEM 3.	CONTROLS AND PROCEDURES

As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the third quarter of fiscal 2005 or subsequent to the date of the evaluation by its management thereof.

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

On October 24, 2005, Stichting LTC delivered a conversion notice to the Company to convert $4,410,522 of convertible debentures received in a debt exchange in October 2005 into Company Common Stock at a conversion price of $0.0167 per share, for a total of 264,103,114 shares of Common Stock. In lieu of delivering such shares of Common Stock which are currently pledged as security under the Cornell debenture or reserved for issuance under the Cornell SEDA or otherwise reserved, on November 14, 2005, the Company authorized the issuance of 100,000 shares of Series B Convertible Preferred Stock and issued such shares to Stichting LTC. The 100,000 shares of Series B Convertible Preferred Stock are convertible into an aggregate of 264,103,114 shares of Common Stock and have voting rights equal to 264,103,114 shares of Common Stock. On November 14, 2005, the Company filed a Certificate of Designation to its Restated Certificate of Incorporation to designate 100,000 shares of Preferred Stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”).

Each share of the Series B Preferred Stock is convertible at the option of the holder thereof into 2,641.03114 shares of Company common stock at any time following the authorization and reservation of a sufficient number of shares of Company common stock by all requisite action, including action by the Board of Directors and by the stockholders, to provide for the conversion of all outstanding shares of Series A Preferred Stock into shares of Company common stock. Each share of the Series B Preferred Stock will automatically be converted into 2,641.03114 shares of Company common stock one year following the authorization and reservation of a sufficient number of shares of Company common stock to provide for the conversion of all outstanding shares of Series B Preferred Stock into shares of Company common stock.

The shares of Series B Preferred Stock are entitled to vote together with the common stock on all matters submitted to a vote of the holders of the common stock. On all matters as to which shares of common stock or shares of Series B Preferred Stock are entitled to vote or consent, each share of Series B Preferred Stock is entitled to the number of votes (rounded up to the nearest whole number) that the common stock into which it is convertible would have if such Series B Preferred Stock had been so converted into common stock as of the record date established for determining holders entitled to vote, or if no such record date is established, as of the time of any vote on such matters. Each share of Series B Preferred Stock is initially entitled to the number of votes that 2,641 shares of common stock would have.

In addition to the voting rights provided above, as long as any shares of Series B Preferred Stock are outstanding, the affirmative vote or consent of the holders of two-thirds of the then-outstanding shares of Series B Preferred Stock, voting as a separate class, will be required in order for the Company to:

(i)	amend, alter or repeal, whether by merger, consolidation or otherwise, the terms of the Series B Preferred Stock or any other provision of our Charter or Bylaws, in any way that adversely affects any of the powers, designations, preferences and relative, participating, optional and other special rights of the Series B Preferred Stock;

(ii)	issue any shares of capital stock ranking prior or superior to, or on parity with, the Series B Preferred Stock; or

(iii)	subdivide or otherwise change shares of Series B Preferred Stock into a different number of shares whether in a merger, consolidation, combination, recapitalization, reorganization or otherwise.

The Series B Preferred Stock ranks on a parity with the common stock as to any dividends, distributions or upon liquidation, dissolution or winding up, in an amount per share equal to the amount per share that the shares of common stock into which such Series B Preferred Stock are convertible would have been entitled to receive if such Series B Preferred Stock had been so converted into common stock prior to such distribution.

No commissions were paid in connection with this stock issuance. Issuance of the securities was exempt from registration pursuant to Section 4(2) of the Securities Act. The underlying securities were issued to an accredited investor in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following Exhibits are filed as part of this Report or incorporated herein by reference:

3.1	Restated Certificate of Incorporation, effective as of July 29, 2005 (1)

3.2	Certificate of Designation of Series B Convertible Preferred Stock +

4.7	Form of Convertible Debenture dated October 7, 2005 issued to Cornell Capital Partners, LP +

4.8	Form of Convertible Debenture dated October 21, 2005 to Stichting Gemeenschappelijk Bezit LTC +

10.62	Securities Purchase Agreement dated as of October 7, 2005 between the Company and Cornell Capital Partners, LP [Schedules and Exhibits omitted] +

10.63	Escrow Agreement dated as of October 7, 2005 between the Company and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement +

10.64	Investor Registration Rights Agreement dated as of October 7, 2005 between the Company and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement +

10.65	Pledge and Escrow Agreement dated as of October 7, 2005 between the Company and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement +

10.66	Security Agreement dated as of October 7, 2005 between the Company and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement +

10.67	Warrant to purchase 10,000,000 shares at $.06 per share dated as of October 7, 2005 issued by the Company to Cornell Capital Partners, LP in connection with the Securities Purchase Agreement +

10.68	Warrant to purchase 5,000,000 shares at $.07 per share dated as of October 7, 2005 issued by the Company to Cornell Capital Partners, LP in connection with the Securities Purchase Agreement +

10.69	Warrant to purchase 5,000,000 shares at $.10 per share dated as of October 7, 2005 issued by the Company to Cornell Capital Partners, LP in connection with the Securities Purchase Agreement +

10.70	Debt Exchange Agreement dated October 21, 2005 between Lithium Technology Corporation, GAIA Holding N.V., GAIA Akkumulatorenwerke GmbH, Arch Hill Capital N.V. and Arch Hill Ventures N.V. [Schedules and exhibits omitted] +

10.71	Form of Stock Purchase Warrant dated October 21, 2005 issued to Stichting Gemeenschappelijk Bezit LTC +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(1)	Incorporated by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

+	Exhibit filed herewith in this Report.

(b)	Reports on Form 8K. During the quarter ended September 30, 2005, the Company filed the following Reports on Form 8-K:

On August 1, 2005, the Company filed a Report on Form 8-K reporting on an Amendment to its Restated Certificate of Incorporation to increase the number of authorized shares.

On August 25, 2005, the Company filed a Report on Form 8-K which included certain Regulation FD Disclosure material and a press release issued relating to a contract received to develop certain large lithium ion batteries.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION
Date: November 14, 2005

	BY:	/s/ Andrew J. Manning
Andrew J. Manning, Chief Operating Officer
(Principal Executive Officer)

	BY:	/s/ William F. Hackett
William F. Hackett, Chief Financial Officer
(Principal Financial and Accounting Officer)