Form 10KSB
period 2005-12-31
LITHIUM TECHNOLOGY CORP
filed 2006-04-17
CIK 804154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Note.—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Large accelerated filer    ☐    an accelerated filer    ☐     or a non-accelerated filer    ☐

State issuer’s revenues for its most recent fiscal year. $1,803,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. Approximately $4,241,330 as of April 6, 2006. The aggregate market value was based upon the mean between the closing bid and asked price for the common stock on April 6, 2006 as quoted by the NASD OTC Electronic Bulletin Board $0.02.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☐    No  ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 6, 2006, 366,615,359 shares of common stock.

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

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

CURRENCY AND EXCHANGE RATES

All monetary amounts contained in this Report are, unless otherwise indicated, expressed in U.S. Dollars. On April 6, 2006, the noon buying rate for Euros as reported by the Federal Reserve Bank of New York was €1.2216 to $1.00 U.S.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the successful commercialization of our batteries, future demand for our products, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, our ability to consummate future financings and other risks and uncertainties, certain of which are beyond our control. Additional factors that could affect the Company’s forward-looking statements include, among other things: the restatement of the quarterly financial statements for the first three quarters in the fiscal year ended December 31, 2004; negative reactions from the Company’s stockholders, creditors, customer or employees to the results of the review and restatement or delay in providing financial information caused by restatement; the impact and result of any litigation (including private litigation), or of any investigation by the Securities and Exchange Commission or any investigation by any other governmental agency related to the Company; the Company’s ability to manage its operations during and after the financial statement restatement process; and the Company’s ability to successfully implement internal controls and procedures that remediate any material weakness in controls and ensure timely, effective and accurate financial reporting. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

Forward-looking statements are based on management’s current views and assumptions and involve known and unknown risks that could cause actual results, performance or events to differ materially from those expressed or implied in those statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

We are an early production stage company manufacturing rechargeable batteries for custom engineered military and industrial applications using lithium-ion chemistry. Customers are suppliers to the military and industrial concerns requiring safe, durable, high power rechargeable power supplies for their applications and the development of new technology.

During the past two years we have contracted to provide power supplies for underwater propulsion of non-nuclear, manned submarines; for a fleet of lighter than air communication “stratellites”; for numerous unmanned surveillance vehicles (air, land, and underwater based); for surface to air missiles; for standby power applications; for renewable energy generation sources (windmills); and for hybrid electric vehicles (known as HEVs) for military and civilian uses.

The military, transportation, and stationary power markets continue to demonstrate that lithium-ion is the technology of choice for advanced battery applications placing us at the threshold of a period of significant growth. Our plans call for a three phased strategy to take advantage of the opportunities presented. During Phase I, already underway, we are ramping up sales and production in our existing facilities to reach profitability through funded development contracts and sales of custom engineered power solutions to military/national security and select niche markets. In Phase II, we plan to enter into strategic partnerships to provide for joint sales and production, as well as further access to capital, and to enter target markets in larger scale and acquire production capacity to meet those needs. In Phase III, we expect to look to further extend our reach into market areas by licensing our technology to other mass market manufacturers who operate in areas we might not otherwise access.

We have two principal centers of operation – in Plymouth Meeting, Pennsylvania and in Nordhausen, Germany. The Plymouth Meeting office is also our corporate headquarters. Sales into the U. S. and European markets are managed out of each of the offices. Our strategic business plan incorporates a unified approach by our two locations to overall business strategy, technology research and development; product development, procurement, production, market and competitive analysis, customer contact plans, marketing, public relations/investor relations, sales, distribution, securing future joint venture relationships for manufacturing and distribution, future resource needs, and financial matters.

We have spent nearly $82 million advancing our technologies, and we are now in a position to manufacture and sell highly reliable, cost-effective advanced lithium-ion rechargeable batteries to our target market segments, to further develop our technology, and to license out our technology.

We have financed our operations since inception primarily through equity and debt financings, loans from shareholders, including loans from Arch Hill Capital N.V. and related parties, loans from silent partners and bank borrowings secured by assets. During 2005, we entered into a $15 million standby equity distribution agreement with Cornell Capital Partners, L.P. During 2005 we raised approximately $10.2 million net proceeds in debt and equity financings transactions, including financings under the standby equity distribution agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We are continuing to seek additional financing initiatives to meet our working capital needs and to complete our product commercialization process. Our operating plan seeks to minimize our capital requirements. Expansion of our production capacity to meet increasing sales and refinement of our manufacturing process and equipment will require additional capital. We expect that operating and production expenses will increase significantly as we continue to ramp up our production and continue our battery technology and develop, produce, sell and license products for commercial applications.

No assurance can be given that we will be successful in completing these or any other financings at the minimum level necessary to fund our working capital or to complete our product or at all. If we are unsuccessful in completing these financings, we will not be able to fund our working capital requirements commercialization or execute our business plan.

CORPORATE INFORMATION

We combined the operations of Lithium Technology Corporation with GAIA Akkumulatorenwerke GmbH (“GAIA”), a private lithium polymer battery company headquartered in Nordhausen, Germany, in a share exchange in 2002. In the share exchange Lithium Technology Corporation acquired a 100% interest in GAIA through the acquisition of 100% of the outstanding shares of GAIA Holding B.V., a Netherlands holding company. Subsequent to the share exchange, Arch Hill Capital, NV controls us. Lithium Technology Corporation, GAIA Akkumulatorenwerke GmbH, GAIA Holding B.V. and all of the subsidiaries of Lithium Technology Corporation, GAIA Akkumulatorenwerke GmbH, GAIA Holding B.V are collectively referred to herein as the “Company”, “we” or “us”.

Arch Hill Capital N.V., a private company limited by shares incorporated under the laws of the Netherlands, controls Arch Hill Ventures. In November 2004, Arch Hill Capital and Arch Hill Ventures transferred all LTC securities owned by such entities to Stichting Gemeenschappelijk Bezir GAIA (“Stichting GAIA”) and Stichting Gemeenschappelijk Bezir LTC (“Stichting LTC”), which are controlled by Arch Hill Capital.

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

GAIA Holding is the legal and beneficial owner of all of the issued and outstanding shares of Lithiontech B.V., a Netherlands company limited by shares that was formed on February 8, 1999. Lithiontech has the legal and beneficial ownership of all the issued and outstanding shares of DILO Trading AG, a Switzerland company limited by shares that was formed on September 11, 1975 and Lithiontech Licensing B.V., a Netherlands company limited by shares that was formed on February 8, 1999. DILO Trading holds patents for which the intellectual property was developed by DILO Trading in collaboration with GAIA. GAIA holds a worldwide, exclusive license for all these patents.

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

LTC and GAIA Holding, Arch Hill Ventures and the Nominal Stockholders are parties to an agreement which provides that without LTC’s prior written consent, GAIA Holding may not directly or indirectly transfer or instruct any party to transfer the legal ownership of the shares of GAIA held by the Nominal Stockholders to any party other than to GAIA Holding and that upon LTC’s written direction, GAIA Holding will instruct the Nominal Stockholders to transfer the legal ownership of the shares of GAIA held by the Nominal Stockholders to GAIA Holding for no payment. The agreement further provides that at such time as the parties determine that there would no longer be any possible adverse tax effect as a result of the transfer of the GAIA shares to GAIA Holding, then the legal ownership of the GAIA shares held by the Nominal Stockholders shall be transferred to GAIA Holding without any payment.

GAIA is a private limited liability company organized under German law on April 4, 1996. GAIA is located at Montaniastrasse 17, D-99734 Nordhausen/Thuringia, Germany, telephone number: 011 49 3631 616 70.

LTC holds 100% of the outstanding shares of Lithion Corporation, a Pennsylvania corporation that was incorporated on June 3, 1988.

Information contained on the LTC web site or GAIA web site (www.lithiumtech.com and www.gaia-akku.com) does not constitute part of this Report.

DEVELOPMENT AND COMMERCIALIZATION PLAN

General

We are engaged in continuing contract development and small volume production, in both the United States and Germany, of large format lithium-ion rechargeable batteries used as power sources in advanced applications in the national security, transportation and stationary power markets. We have moved from a development and pilot-line production company to a small production business with our lithium-ion rechargeable batteries. Lithium ion battery acceptance and usage continues to grow in emerging advanced applications in our target markets. With the continuing interest in higher energy density, lighter weight, smaller volume, longer operational life and greater cost effectiveness, lithium batteries are the technology of choice with emerging applications in these markets.

Our mission is to become a leading manufacturer of large format rechargeable lithium power solutions for advanced national security, transportation and stationary power applications. Our business model also includes the licensing of our technology and other collaborative efforts with third parties.

We believe that our large format, flat and cylindrical cell designs provide a special advantage for military and national security, transportation and stationary power applications. The target markets continue to demonstrate that lithium-ion is the technology of choice for advanced battery applications placing us at the threshold of a period of significant growth.

Over the past two years, we have successfully focused on producing larger, more consistent runs of standardized cells. In the last year, we have been successful in increasing production, improving quality and yields and reducing production costs. We have established several standardized modular battery assembly designs which facilitate the construction of custom batteries. We have expanded our custom battery design activities and we continue to receive favorable feedback from field use and testing by our customers.

As a result of our involvement with the military market over the past two years, we have received orders for various prototype batteries and small production runs of both customized cells and batteries from customers. As a result of our continuing involvement with the military market, we have interacted with customers that are actively pursuing new battery technologies. We have been able to apply our battery technology for use with new high tech systems including robots, advanced weapons, launch vehicles and unmanned underwater vehicles (known as UUVs). Several companies that were involved within the beta test stage in 2004 for these military applications continue to order our battery technology.

We continue to engage in high tech Small Business Innovative Research Contracts (SBIRs). We currently have SBIR contracts or sub-contracts in place which are expected to generate revenues in 2006 of approximately $1.4 million in the aggregate. We have continued our collaborative relationships for the development of the next generation cathode materials. We are a subcontractor on a US Army Tank-Automotive Research, Development and Engineering Center (known as TARDEC) work directive for ‘Future Combat Systems Manned Ground Vehicle HEV’ and a NASA contract for ‘Advanced Batteries for Space’. We are a subcontractor to a builder of unmanned underwater vehicles on a contract for Advanced Pressure Tolerant Batteries. We are also working on SBIR contracts for ‘Lithium Batteries for Strategic Missile Flight Testing’ and Advanced Lithium Ion Battery Manufacturing. We plan to continue to bid on new SBIR contracts and commercial contracts going forward.

Outside the U.S., we entered into a development contract for large submarine batteries from Thyssen-Krupp, the world’s largest builder of diesel-electric submarines. We also entered into a contract for the development of a battery for a small submarine for the Navy of a friendly nation. During the fourth quarter of 2005, we received orders within our operation in Germany for several large batteries to be used in military applications.

In the transportation market, sales of hybrid-electric vehicles (known as HEVs) continue to increase. While sales to U.S. automakers have been slow, we have sold several HEV prototype batteries and modules for evaluation in Europe. GAIA is working with a consortium of five European Automakers to evaluate lithium technology for hybrid electrical vehicles. In addition, we have been negotiating with a small electric vehicle (EV)/HEV manufacturer. Building on the success of our battery technology and application at Penn State University in the 2004 Ford Future Truck Competition, we have generated additional orders from Penn State and the University of California - Davis for the Chevrolet Equinox competition in 2006. In addition, we have sold our batteries for use in solar car competitions.

During the first quarter of 2006, GAIA delivered a lithium-ion battery for a hybrid vehicle that is being developed by UK based automotive technology specialists Zytek Systems as part of the Energy Saving Trust’s Ultra-Low Carbon Car Challenge (known as ULCCC). In March 2005, Zytek was awarded grant funding from the Energy Saving Trust for the second phase of their ULCCC project to develop a new high efficiency, dual mode hybrid vehicle. The vehicle is based on the new Smart forfour and will utilize a hybrid power train based on 1500cc, 3-cylinder turbo charged diesel engine coupled to two high-efficiency permanent-magnet electric motors. Zytek has ordered three lithium-ion batteries each with output of 288 volts, a capacity of 7.5 amp hours (or about 2.2 kilowatt hours of energy) and with a capability to deliver 25 kilowatts of power. These batteries can be charged by either the internal combustible engine, by regenerative breaking, or by household mains (plug-in hybrid), and will have a modest all-electric range. The first battery has been installed in the vehicle and road tests will commence shortly. The remaining two batteries will be delivered in April 2006. LTC, together with Zytek and I+ME, have jointly developed an improved version of the Battery Management System to include additional safety features and to control the charging of the battery from the mains. The Battery Management System will also communicate with the vehicles energy management system for better efficiency and control.

In the stationary power market we executed a contract with Exide Batteries to develop and market a “rack-mounted” lithium ion battery for critical Universal Power Supply applications. In addition, we supplied prototype batteries for backup control systems for wind generators in Europe. During the first quarter of 2006, GAIA received a $1,000,000 order for the development of lithium-ion batteries for a solar energy storage system. The initial payment of the $1,000,000 is for the first phase of a $5,000,000 milestone based development program which we expect to complete over the next two to three years.

Products

We manufacture and sell the GAIA® product line of large, high power hermetically sealed rechargeable lithium-ion cells and batteries. Our product portfolio includes large format, high power cells ranging from 4 to 45 Amp-hours, with discharge capabilities to 100C designed for HEV and military applications, and high energy cells from 5 to 60

Amp-hours for various applications. Our products include large batteries from 10 times the capacity of a standard laptop computer battery to 100,000 times greater.

We produce high power cells designed for HEVs and military applications that can discharge hundreds of amps in times as short as a few minutes, and high capacity cells for applications such as back-up power and remote standby installations. Cells are manufactured in both cylindrical and flat form and employ proprietary extrusion, design and assembly technology. We manufacture a variety of standard cells that are assembled into custom large batteries complete with electronics (battery management systems) and electronics to communicate with other components of the system for performance monitoring.

We specialize in working with the customer to engineer solutions using standardized cells in customized configurations. Over the past year, as we have moved to the production stage in Nordhausen, we have succeeded in producing long, consistent runs of standardized cells. We have also established a number of standardized modular battery assembly designs which facilitate the customized construction of batteries.

Lithium Ion Battery Market

The lithium ion battery market is rapidly expanding and maturing. Lithium ion batteries are becoming more widely known and accepted, resulting in accelerating market growth. We are benefiting from this expansion of new product applications by being able to be involved in the initial design of these applications. This market expansion is also driving material suppliers to develop higher energy, lower cost and safer raw materials. Increasing volumes of production are being shifted to China and this continues to put downward pressure on pricing. Some of our Asian competitors have introduced high power cells and large formats which emphasizes our need to ramp up quickly and provide custom solutions to capture market share.

Our Target Markets

We are leveraging our expertise in high power and large battery assemblies to commercialize advanced lithium batteries as a new power source in the military and national security systems, transportation and stationary power markets with a particular focus on the U.S. and European geographic market segments where the customers prefer a domestic supplier. Our sales and marketing efforts are focused on markets where we can obtain a premium by being a western hemisphere, domestic supplier, providing a better product and better service and co-developing custom solutions for new emerging high tech products. Our business plan does not incorporate mass commercial markets in the immediate future from our existing facilities. Entry into these large volume markets is projected though the licensing of our technology and collaborative efforts with third parties.

•	National Security Market

National Security/Military applications require flexibility in design as the applications encompass a wide range of power output, broad operating temperatures, lower weight and thousands of recharge cycles. Performance is more important than price in this market. We have found our lithium ion batteries displacing silver-zinc batteries. Over the past year, as we have provided the market with high power batteries, we have also seen new applications emerge in areas such as pulsed defensive weapons.

•	Transportation Market

Transportation applications require rapid charge/discharge rates and long life in safe, durable high power storage for HEV and fuel cell powered vehicles. Military and heavy duty vehicle original equipment manufacturers have been early adopters of new technology and have taken the lead in the use of large-format lithium-ion batteries. In the past year we have seen growth in small niches such as all-terrain vehicles, e-bikes and other areas. We also see certain European cities moving towards banning gasoline powered vehicles in the city centers as prototype dual mode hybrid vehicles appear.

•	Stationary Power Market

Stationary Power applications require high-reliability power for telecommunications, computers and other mission critical applications. We believe this presents a very large potential market. Growing dependence on electrical power worldwide drives the demand for high quality and readily available back-up power. We have also found niches developing in the alternative energy markets.

Strategy for Growth

We envision a three phase evolution to achieving our mission of being a leader in rechargeable lithium-ion battery solutions for high power applications:

•	In Phase I, the objective is to ramp up sales and production in our existing facilities to reach profitability through funded development contracts and sales of custom engineered power solutions to military/national security and select niche markets. We are well along in this phase. Operating losses and capital expenditures during Phase I may be funded through a variety of financing sources, including under the standby equity distribution agreement with Cornell Capital.

•	In Phase II, we expect to expand as well as enter new market areas primarily through the establishment of strategic partnerships. These partnerships are expected to bring joint development, joint engineering, and joint sales. Phase II is already in progress. If successful, we will have significant partners in military, transportation, and stationary power markets. We believe that each of these partnerships will bring significant demand for product and access to capital to fund the increases in production capacity and working capital. In order to meet the considerable production demands of these partnerships, we intend to expand production capacity significantly through the acquisition of an additional manufacturing facility.

•	In Phase III, we will look to further extend our reach into market areas by licensing our technology to other high volume, mass market manufacturers who operate in areas we might not otherwise access.

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

In our target markets of transportation and stationary power systems, the principal competitive technologies are currently lead acid and nickel-metal hydride. We believe that lithium-ion and lithium polymer batteries will enter specific niches of this segment of the rechargeable battery market in the near future. We believe that lithium-ion and lithium polymer batteries will compete in the HEV market which requires constant fast cycle charge and discharge, high rate regenerative braking and operation over a wide range of temperatures. We also believe that there will be certain limited niches in the stationary power market where new products will be able to compete based upon superior performance and energy density.

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

INTELLECTUAL PROPERTY

As of April 6, 2006, 29 patents have been issued to LTC and LTC has four patent applications pending in the U.S. LTC also pursues foreign patent protection in countries of interest. LTC has been granted three foreign patents and has seven patent applications pending in foreign countries. DILO Trading holds patents for which the intellectual property was developed by DILO Trading in collaboration with GAIA. DILO Trading has granted GAIA the right to use these patents. As of April 6, 2006, five patents have been issued to DILO Trading and DILO Trading has 44 patent applications pending in Europe. Although we believe that the pending patent applications will be granted, no assurance to this effect can be given.

We also have proprietary knowledge that is in the patent disclosure stage or that we protect as trade secrets. Our early patents relate to materials and construction for lightweight solid-state rechargeable batteries. Our later patents and applications relate to improvements to the technology contained in the first patents or to other key aspects of rechargeable lithium battery technology. One of our early patents expired in 2005. Our next patent expiration date is 2008. There is no current or, to our knowledge, threatened litigation regarding our patents.

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

RESEARCH AND DEVELOPMENT

We devote substantial resources to technology development activities related to the development of our battery products. Our research has focused upon bringing existing available technology to viable commercial production for specific applications. The majority of our effort is directed towards product quality, process yield improvement, identifying alternative raw materials and supplies for use in our batteries, and cost reduction. We seek evolutionary improvements for cell and battery design, including controls. We have built in-house expertise in electronics and have developed our own proprietary battery management system for use in our custom built batteries. We evaluate new materials, which are not direct substitutes, for use in our batteries, but offer advantages such as cost, safety and performance. One such material which results in cells that are intrinsically safe from overcharge or short circuit is now in beta test. Such a development is critical to the development of the automotive and consumer markets.

EMPLOYEES

As of April 6, 2006, we employed a total of 17 full-time employees at LTC, and 54 full-time employees at GAIA. None of our employees at the LTC or GAIA are represented by a labor union. We consider our employee relations to be good.

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

As with any battery, our lithium-ion batteries can short when not handled properly. Due to the high energy and power density of lithium-ion batteries, a short can cause rapid heat buildup. Under extreme circumstances, this could conceivably cause a fire. This is most likely to occur during the formation and/or testing phase of our process. We incorporate safety procedures in our battery testing lab to minimize safety risks, although there can be no assurance that an accident in any part of our facilities where charged batteries are handled will not occur. Any such accident could require an internal investigation by our technical staff, causing delays in further development and manufacturing of our products, which could adversely affect our operations and financial condition. Likewise any battery that is abused by a customer, could, under extreme circumstances conceivably cause a fire. We employ all appropriate design and electronic protections. We also carry product liability insurance.

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

The U.S. Department of Transportation and the International Air Transport Association regulate the shipment of lithium ion batteries. A permit is required to transport both our lithium cells and custom engineered batteries from our manufacturing facilities. No assurance can be given that we will not encounter any difficulties in complying with future or amended U.S. Department of Transportation or International Air Transport Association regulations or regulations developed by other agencies such as the International Civil Aviation Organization or International Maritime Dangerous Goods.

ITEM 2.	DESCRIPTION OF PROPERTY

LTC leases a 12,400 square foot research and development facility at 5115 Campus Drive in Plymouth Meeting, Pennsylvania. This facility is leased pursuant to a Lease Agreement with PMP Whitemarsh Associates dated July 22, 1994, as amended. The facility is being leased under a one-year lease extension that commenced on April 1, 2006 and ends on March 31, 2007. The base annual rent under the lease is $156,000. This facility has sufficient space to meet our near-term needs in the United States. At the facility, we have a semiautomatic cell packaging and filling machine, coating equipment and lamination equipment, pieces of equipment critical to our ability to produce pilot quantities of batteries and to specify expansion and upgrading of continuous flow manufacture. Our corporate headquarters are located at the Plymouth Meeting, Pennsylvania facility.

GAIA owns a 64,000 square foot renovated research and development facility in the city of Nordhausen, Thuringia Germany. This facility has sufficient space to meet our near-term needs in Europe and can be upgraded to increase production capacity from 1,000 to 3,600 watt-hours per day. The facilities also include laboratory, quality control and offices for the European sales and management teams.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is traded in the over-the-counter market, and “bid” and “asked” prices in the common stock are quoted on the OTC Electronic Bulletin Board under the symbol “LTHU”. The following table sets forth certain information with respect to the high and low bid prices for our common stock as of the close of each of the four calendar quarters of 2005 and 2004. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

	Bid Prices for Common Stock
	High	Low
2005
Fourth Quarter	0.0900	0.0330
Third Quarter	0.1120	0.0290
Second Quarter	0.1240	0.0320
First Quarter	0.5000	0.0710

2004
Fourth Quarter	0.4500	0.1500
Third Quarter	1.6500	0.3800
Second Quarter	2.9500	1.0100
First Quarter	3.2500	1.8500

On April 6, 2006, the last sale price quoted on the OTC Bulletin Board was $0.0218. As of April 6, 2006, there were approximately 1,055 holders of record of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER

EQUITY COMPENSATION PLANS

The following table sets forth information as to securities issuable upon exercise of outstanding options and warrants and available for issuance under equity compensations plans as of December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders		0	N/A	N/A

Equity compensation plans not approved by security holders	Options:
	1994 Plan-	42,160	$5.20	0	(1)
	Directors Plan-	6,168	$5.54	0	(1)
	1998 Plan-	41,680	$5.65	0	(1)
	2002 Plan-	41,250	$3.86	308,750

	Warrants:
		10,000	$2.20	0
		150,000	$3.70	0
		4,532,836	$0.05	0
		948,838	$0.02	0
		35,000	$1.37	0
		100,000	$1.91	0
		200,000	$.06	0
		596,000	$.05	0
		10,000,000	$.06	0
		5,000,000	$.07	0
		5,000,000	$.10	0
		2,000,000	$.03	0

Total		28,703,932	$0.12	308,750

(1)	Option Plan terminated as of December 31, 2002.

The following stock option and incentive plans are the plans of LTC and not of GAIA. GAIA does not have any stock option or incentive plans.

1994 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 1994 Stock Incentive Plan in February 1994. The 1994 Stock Plan was terminated as of December 31, 2002. All options outstanding under the 1994 Stock Plan were 100% vested in February 2000. Vested options are exercisable for up to sixty months after the date of termination of the grantees employment or association with LTC.

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

1998 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 1998 Stock Incentive Plan in December 1998. The 1998 Plan was terminated as of December 31, 2002. All options outstanding under the 1998 Plan were 100% vested in February 2000. Vested options are exercisable for up to sixty months after the date of termination of the grantee’s employment or association with LTC.

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

WARRANTS

Warrants issued under equity compensation plans, which were outstanding as of December 31, 2005, include the following.

The Company issued to a consultant warrants to purchase 10,000 shares of Company common stock with an exercise price of $2.20. The warrants expire on February 20, 2007.

The Company issued to an investment banker and affiliated persons warrants to purchase 150,000 shares of Company common stock with an exercise price of $3.70. The warrants expire on December 13, 2007.

The Company issued to the finder and affiliated persons in the January 2004 debenture financing warrants to purchase 4,532,836 shares of Company common stock at exercise prices ranging from $0.034 to $0.660 per share. The warrants expire on January 20, 2009.

The Company issued to the placement agent in the A and B Unit financing and affiliated persons warrants to purchase 948,838 shares of Company common stock at exercise prices ranging from $0.165 to $0.693 per share. The warrants expire on December 31, 2008.

The Company issued to a consultant warrants to purchase 35,000 shares of Company common stock with an exercise price of $1.37. The warrants expire on December 1, 2008.

The Company issued to a consultant warrants to purchase 100,000 shares of Company common stock with an exercise price of $1.91. The warrants expire on June 1, 2009.

The Company issued to a consultant 200,000 warrants to purchase shares of common stock with an exercise price of $0.064. The warrants expire on May 6, 2009.

The Company issued to the placement agent in the 2005 unit financing and affiliated persons 596,000 warrants to purchase shares of common stock with an exercise price of $0.055. The warrants expire on August 10, 2008.

The Company issued to Cornell Capital in connection with a debenture financing, 20,000,000 warrants to purchase shares of common stock with the following original exercise prices: 10,000,000 with an exercise price of $.06, 5,000,000 with an exercise price of $.07 and 5,000,000 with an exercise price of $0.10. The exercise prices and amount of warrants were amended subsequent to December 31, 2005. The warrants expire on October 7, 2010.

The Company issued to the investor in the December 2005 bridge financing warrants to purchase 2,000,000 shares of our common stock with an exercise price of $.03. The warrants expire December 6, 2010.

SECURITIES ISSUED DURING QUARTER ENDED DECEMBER 31, 2005

During the quarter ended December 31, 2005, we entered into a debenture financing transaction with Cornell Capital, a debt exchange with Arch Hill Capital and Arch Hill Ventures, and bridge financing transactions with Portfolio Lenders II, LLC and Arch Hill Capital. These financing transactions are described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Issuance of the securities in each of the transactions was exempt from registration pursuant to Section 4(2) of the Securities Act. The underlying securities were issued to accredited investors in private transactions without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements included elsewhere in this Report.

GENERAL

We are engaged in continuing contract development and limited volume production, in both the United States and Germany, of large format lithium-ion rechargeable batteries used as power sources in advanced applications in the national security, transportation and stationary power markets. We have moved from a development and pilot-line production company to a small production business with our lithium-ion rechargeable batteries.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

At December 31, 2005, cash and cash equivalents were $46,000. Total liabilities at December 31, 2005 were $15,285,000 consisting of current liabilities in the aggregate amount of $8,065,000 and long-term liabilities in the amount of $7,220,000. At December 31, 2005, assets included $569,000 in inventories, property and equipment, net, of $5,419,000, net intangibles of $7,378,000, and prepaid expenses and other assets of $689,000. As of December 31, 2005, our working capital deficit was $6,721,000 as compared to $3,987,000 at December 31, 2004. We expect to incur substantial operating losses as we continue our commercialization efforts.

Our debt at December 31, 2005 was as follows:

December 31, 2005
March 2005 12% Convertible	$2,000,000
8% Convertible Notes	47,000
Derivative Liability	1,000
Bridge Notes	385,000
October 2005 8% Debenture	707,000
Portfolio Lenders Convertible Note	316,000
Loans from Financial Institutions	1,629,000
Subordinated Loans from related party	3,387,000
Silent Partner Loans	2,289,000

Total Debt	$10,761,000
Less: Current maturities	(3,541,000)

Total Long-term debt	$7,220,000

For more detailed information on long-term liabilities, see Note 6 to our financial statements contained herein.

FINANCING TRANSACTIONS

We have financed our operations since inception primarily through equity and debt financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. During 2005, we entered into a $15 million standby equity distribution agreement with Cornell Capital Partners, L.P. In addition, we also raised approximately $10.2 million net proceeds in debt and equity financings transactions, including financings under the standby equity distribution agreement in 2005.

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

The following is a general description of our most recent financing transactions. See also the Notes to Consolidated Financial Statements included with this Report.

PORTFOLIO LENDERS BRIDGE FINANCING

On December 6, 2005, we entered into a Bridge Loan Agreement pursuant to which we issued convertible notes in the principal amount of $400,000 (the “Notes”) to Portfolio Lenders II, LLC (the “Noteholder”) in a private placement. The Notes are convertible at the option of the Noteholder any time up to maturity at a conversion price equal to $0.50 per share. The Notes bear interest at 15% per annum, which was prepaid by us on the closing date. As of December 31, 2005, there was $400,000 in principal outstanding under the Notes.

The Notes are repayable upon the earliest to occur of the following: (1) (a) $200,000 shall be repaid by March 6, 2006; and (b) $200,000 shall be repaid by June 14, 2006; or (2) (a) $200,000 shall be repaid within two business days of the closing date of an investment of at least $3 million in us; and (b) $200,000 shall be repaid on the earliest of two business days of the closing date of a second investment of at least $2 million in us (each of the foregoing, a “Repayment Date”). We have repaid the $200,000 which was due on March 6, 2006.

In connection with the issuance of the Notes, we entered into an escrow agreement under which put notices under the standby equity distribution agreement were deposited and certain monies received under that agreement will be received and forwarded to the Noteholder. As additional security, we have agreed to pledge to the Noteholder 14,000,000 shares of our common stock once we have sufficient shares of common stock available for issuance.

Commissions to the Noteholder in connection with this transaction included 5% cash compensation in the form of a discount to the purchase price of the notes, or $20,000, and five-year warrants to purchase 2,000,000 shares of our common stock at $0.03 per share.

We have agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issuable upon conversion of the notes and upon exercise of the warrants and to ensure that such Registration Statement is declared effective by May 5, 2006.

ARCH HILL BRIDGE FINANCING

Arch Hill Capital and LTC entered into a bridge financing agreement in December 2001 and Arch Hill Ventures and GAIA entered into a bridge financing agreement in December 2000. At various times during 2005, Arch Hill Capital advanced a total of $385,000 to LTC under the bridge financing agreement. As of December 31, 2005, $385,000 of advances were outstanding under the Arch Hill Capital bridge financing agreement.

OCTOBER 2005 8% CONVERTIBLE DEBENTURE (CORNELL CAPITAL)

On October 7, 2005, we entered into a securities purchase agreement with Cornell Capital pursuant to which we issued a convertible debenture in the principal amount of $3,000,000, with an original maturity date of October 1, 2006 and a conversion price of $0.06. The debenture was repayable in ten equal monthly installments with accrued interest at 8% per year commencing January 1, 2006 and ending October 1, 2006. Commissions to Cornell Capital in connection with this transaction included 7.5% cash compensation in the form of a discount to the purchase price of the debentures, or $225,000, and five-year warrants to purchase 20,000,000 shares of common stock at the following exercise prices: 10,000,000 at $0.06 per share, 5,000,000 at $0.07 per share and 5,000,000 at $0.10 per share (the “Warrants”). We also paid structuring fees to Yorkville Advisors Management of $10,000. As of December 31, 2005, there was $3,000,000 outstanding under the debenture. The convertible debenture was issued at a $3,000,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method and the related beneficial conversion feature. The discount is being amortized as financing costs over the one year life of the debenture.

We entered into a pledge and escrow agreement pursuant to which we agreed to issue to Cornell Capital 250,000,000 shares of common stock in the event of default under the debenture as security for our obligations thereunder. We also granted Cornell Capital a security interest in the assets of LTC. In the event of default, Cornell Capital, in addition to any other remedies, may convert any or all of the outstanding principal of the debentures into common stock at a fixed conversion price equal to $0.0128 per share.

On January 31, 2006, we entered into an amendment of the debenture (the “First Amendment”) which provided that all payments of principal and accrued interest on the Debenture otherwise due on or before March 15, 2006 were due on March 15, 2006. The First Amendment also provided that in the event we close on any debt or equity financing, we must use fifty percent of the proceeds of the new financing (net of placement fees and commissions) to repay principal and interest outstanding under the Debenture. The First Amendment further provided that in the event we did not repay all outstanding principal and accrued interest on the Debenture on March 15, 2006, (i) we must repay $900,000 of principal and accrued interest on March 15, 2006 and repay the balance of the outstanding principal and interest on the Debenture over seven equal payments commencing April 1, 2006 until October 1, 2006, and (ii) the exercise price of the 20,000,000 Warrants would be reduced to $0.0128 on a pro-rata basis in relation to the amount of principal of the Debenture not repaid by us as of March 15, 2006. The First Amendment also provided that at any time prior to March 15, 2006 we could at our option with three business days advance written notice redeem a portion or all amounts outstanding under the Debenture in an amount equal to the principal amount outstanding and accrued interest being redeemed. No redemption premium was due by us for a redemption of the Debenture prior to March 15, 2006. The Debenture was not convertible from January 31, 2006 through March 15, 2006 provided we were current on our payment obligations under the Debenture. As of March 15, 2006, $3,000,000 in principal plus accrued interest was outstanding on the Debenture.

In the First Amendment we amended the provision that was contained in the registration rights agreement entered into in connection with the debenture modifying the date by when we must file a registration statement covering the shares of our common stock issuable upon conversion of the debenture and upon exercise of the warrants with the Securities and Exchange Commission by January 6, 2006, and to provide that such registration statement must be filed on or before February 10, 2006. We filed such registration statement on February 3, 2006.

In consideration of the First Amendment of the debenture and related agreements, we paid Cornell Capital a fee of $100,000.

On March 21, 2006, we entered into a second amendment with Cornell Capital (the “Second Amendment”) whereby we amended the following provisions of the Debenture. All payments of principal and accrued interest on the Debenture otherwise due on or before March 15, 2006 are due on June 15, 2006. In the event we close on any debt or equity financing we must use fifty percent (50%) of the proceeds of the new financing (net of placement fees and commissions) to repay principal and interest outstanding under the Debenture. In the event we do not repay all outstanding principal and accrued interest on the Debenture on June 15, 2006, we must repay $1,800,000 of principal and accrued interest on June 15, 2006 and repay the balance of the outstanding principal and interest on the Debenture over four equal monthly payments commencing July 1, 2006 until October 1, 2006.

The Second Amendment further provides that Debentures are convertible from March 21, 2006 with four business days advance written notice (the “Advance Conversion Notice”) after June 15, 2006, the Debentures are convertible without delivery of an Advance Conversion Notice. The conversion price of the Debenture is reduced from $0.06 to $0.03 and per share provided, however, if there is an Event of Default under the Debenture the Conversion Price will be reduced to $0.0128. At any time from March 21, 2006, including after receipt of an Advance Conversion Notice and before the expiration of the four business day advance notice period, we may, at our option, redeem a portion or all amounts outstanding under the Debenture in an amount equal to the principal amount outstanding and accrued interest being redeemed and a payment of a premium by us equal to fifteen percent (15%) of the redemption amount subject to two (2) business days’ advanced written notice for any redemption on or before June 15, 2006 and subject to three (3) business days’ advanced written notice for any redemption after June 15, 2006.

In the Second Amendment, we amended the Warrants as follows. The Warrants will be exercisable to purchase an additional 20,000,000 shares of common stock for a total of 40,000,000 shares. The exercise price of the 40,000,000 Warrant Shares is $0.03 per share, provided, however that in the event we do not repay all outstanding principal and accrued interest on the Debenture on June 15, 2006, then on June 15, 2006 the exercise price of the Warrants will be reduced to $0.0128 on a pro-rata basis in relation to the amount of principal of the Debenture not repaid by us as of June 15, 2006. (By way of example, if $1,500,000 in principal of the Debenture has not been repaid by us by June 15, 2006, the exercise price of 50% of the Warrants shall be reduced to $0.0128 per share and the exercise price of the remaining 50% of the Warrants shall remain at $0.03 per share.)

In the Second Amendment we amended the provision that was contained in the Registration Rights Agreement, as amended, entered into in connection with the Debenture. We must file an amendment to the registration statement covering the shares of our common stock issuable upon conversion of the Debenture and Warrants with the Securities and Exchange Commission by April 20, 2006.

STANDBY EQUITY DISTRIBUTION AGREEMENT (CORNELL CAPITAL)

On March 11, 2005, we entered into a standby equity distribution agreement with Cornell Capital pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of our common stock for a total purchase price of up to $15,000,000. For each share of common stock purchased under the standby equity distribution agreement, Cornell Capital will pay us 98% of the lowest volume weighted average price of our common stock as quoted by on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the date we deliver a notice requiring Cornell Capital to purchase our shares under the standby equity distribution agreement. Further, Cornell Capital will retain a fee of 5% of each advance under the standby equity distribution agreement for a total effective discount to the market price of our common stock of 7%. This 7% discount is an underwriting discount.

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

We may request advances under the standby equity distribution agreement now that the underlying shares are registered with the SEC. Thereafter, we may continue to request advances until Cornell Capital has advanced $15.0 million or August 12, 2007, whichever occurs first.

The amount of each advance is limited to a maximum draw down of $200,000 every five trading days and the aggregate amount of advances may not exceed $800,000 in any 30-day period. The amount available under the standby equity distribution agreement is not dependent on the price or volume of our common stock. We may not request advances if the shares to be issued in connection with such advances would result in Cornell Capital owning more than 9.9% of our outstanding common stock. As of April 6, 2006, we had 366,615,359 shares outstanding so Cornell Capital could not own in excess of 33,443,030 shares. We will be unable to sell additional shares of our common stock to the investor under the standby equity distribution agreement if it is unable to reduce its holdings so as to remain below the 9.9% threshold.

As of April 6, 2006, we sold 117,483,981 shares of common stock to Cornell Capital for $2,800,000 pursuant to the standby equity distribution agreement at prices ranging from $0.0130 to $0.0647. Of such proceeds, we paid commitment fees to Cornell Capital of 5% of the gross proceeds, or $140,000 in the aggregate and we paid structuring fees to Yorkville Advisors Management aggregating $7,000, with net proceeds to us of $2,653,000 from such sales.

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

Cornell Capital is an “underwriter” within the meaning of the Securities Act of 1933 in connection with the sale of common stock issuable under the standby equity distribution agreement.

DEBT EXCHANGE (ARCH HILL)

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

Frankendael Participatiemaatschappij NV (“Frankendael”) has provided a partnership loan to GAIA consisting of €547,078 ($667,162) including interest through July 31, 2005 (the “Frankendael Debt”). Frankendael is entitled to receive an annual 12% share in profits related to its contributions under the Frankendael Partnership Agreement payable once GAIA has generated an accumulated profit amounting to $4,627,000. Frankendael has assigned to Arch Hill Ventures its right to repayment of the Frankendael Debt.

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

The 10% convertible debentures issued to Arch Hill Ventures in the Debt Exchange (the “October 2005 debentures”) have a maturity date of October 21, 2007 at which time the principal amount and all accrued interest on the October 2005 debentures is due and payable. Interest payments on the October 2005 debentures are due and payable in cash quarterly, or at the option of Arch Hill Ventures, in our common stock at a price equal to the conversion price of our common stock commencing December 31, 2005. The October 2005 debentures are convertible at any time at the option of the holder into shares of our common stock at the lesser of $2.00 and the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 50%. The Company recorded $4,411,000 as a derivative liability representing the fair value of the variable conversion feature on this note. As noted below, the Company, on October 24, 2005, converted the entire amount of the October 2005 10% Debentures into 100,000 shares of the Company’s Class B Preferred stock. Accordingly, the Company recorded the entire $4,411,000 as a current year charge to earnings.

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

The warrants are exercisable one year from issuance and thereafter only if the warrantholder has not sold any LTC equity securities within the prior six months and expire five years from the date of issuance. The warrants are subject to exercise price adjustments upon the occurrence of certain events including stock dividends, stock splits, mergers, reclassifications of stock or our recapitalization. The exercise price of the warrants is also subject to reduction if we issue any rights, options or warrants to purchase shares of our common stock at a price less than the market price of our shares as quoted on the OTC Bulletin Board. The convertible debenture was issued with a $218,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. As noted below, the Company , on October 24, 2005, converted the entire amount of these debentures into 100,000 shares of the Company’s Class B Preferred stock. Accordingly, the Company recorded the entire $218,000 as a current year charge to interest expense.

On October 21, 2005 Arch Hill Ventures, which is controlled by Arch Hill Capital, transferred the right to receive the October 2005 debentures and warrants to Stichting Gemeenschappelijk Bezit LTC, which is also controlled by Arch Hill Capital.

On October 24, 2005, Stichting LTC delivered a conversion notice to the Company to convert all of the October 2005 debentures into Company Common Stock at a conversion price of $0.0167 per share, for a total of 264,103,114 shares of Common Stock. In lieu of delivering such shares of Common Stock which are currently pledged as security under the Cornell debenture or reserved for issuance under the Cornell standby equity distribution agreement, on November 14, 2005, the Company authorized the issuance of 100,000 shares of Series B Convertible Preferred Stock and issued such shares to Stichting LTC. The 100,000 shares of Series B Convertible Preferred Stock is convertible into an aggregate of 264,103,114 shares of Common Stock and has voting rights equal to 264,103,114 shares of Common Stock.

No commissions were paid to any brokers in connection with the Debt Exchange or the issuance of the Arch Hill Ventures Securities.

8% CONVERTIBLE NOTES

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

During the year ended December 31, 2005, $251,000 principal of 8% Notes were converted into an aggregate of 5,020,000 shares of common stock at a conversion price of $0.05 per share and 1,198 shares of common stock were issued to the convertible Noteholders for interest payable in shares. The converting Noteholders were issued warrants to purchase 2,510,000 shares of common stock in the aggregate, at $0.0675 per share. As of December 31, 2005, $47,000 in principal of 8% Notes were outstanding.

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

The Placement Agent in the 2005 Unit Financing and certain affiliated person were issued warrants to purchase 596,000 shares of our common stock at $.055 per share relating to the 2005 Unit financing.

The conversion feature resulted in the units being issued with an embedded derivative. Accordingly, the Company has recorded $53,000 as a derivative liability and a corresponding charge to earnings. In addition, the Company recorded a charge for the fair value of the warrants utilizing the Black-Scholes method issued upon conversion of $130,000 the 8% Notes during the 3rd quarter 2005 of $113,000.

JUNE 2005 DEBENTURES

On June 9, 2005, we entered into a Debenture Purchase Agreement with an investor, pursuant to which we issued $1,200,000 of convertible debentures and $150,000 of convertible debentures as compensation for the transaction (together, the “12% Debentures”). The 12% Debentures have a two year term and accrue interest at 12% per year payable in arrears in shares of common stock at the conversion price at conversion or maturity. As of December 31, 2005, $1,164,000 in principal of the 12% Debentures was outstanding.

Commencing on December 9, 2005 until June 9, 2007, the 12% Debentures are convertible at the option of the holder into shares of common stock at a conversion price equal to $0.05 per share. The 12% Debentures are not repayable in cash and will be automatically converted into shares of common stock at maturity at the conversion price. In no event is the holder entitled to convert the debentures for a number of shares of common stock in excess of that number of shares of common stock which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially owned by the holder and its affiliates to exceed 4.99% of the outstanding shares of common stock following such conversion (unless the holder provides us with sixty five (65) days prior written notice that this provision shall not apply). Since these debentures are not repayable in cash, they are reflected as equity (12% convertible debentures) in our financial statements.

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

The 12% Debenture holder received 4,532,836 warrants to purchase common stock at exercise prices ranging from $0.66 to $0.024 per share. The warrants were originally issued to the finder in the January 2004 debenture financing and subsequently transferred to the 12% Debenture holder. The warrants are exercisable until January 20, 2009.

MARCH 2005 12% DEBENTURE

On March 11, 2005, we entered into a debenture purchase agreement with a third party lender, pursuant to which we issued debentures in the principal amount of $2,500,000. The debentures contain a provision that in the event that the holder elects to waive the conversion feature of the debentures by April 15, 2005, the maturity and amortization of the debentures will be amended such that the debentures will be repaid in 10 equal monthly installments with accrued interest commencing July 15, 2005. The investor waived the conversion feature simultaneously with the closing of the transaction. Pursuant to an amendment dated January 31, 2006, the original maturity date of June 15, 2006 was amended to December 31, 2006 and the original interest rate of 12% per year was amended to 15% per year effective as of October 15, 2005. No monthly payments of principal or interest are due and owing by us prior to December 31, 2006.

In connection with the debenture purchase agreement, we entered into an escrow agreement under which put notices under the standby equity distribution agreement were deposited and certain monies received under that agreement will be received and forwarded to the debentureholder if we do not repay the debenture from other sources of capital. As of December 31, 2005 $2,000,000 in principal of the debentures was outstanding.

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

We have recently entered into a number of financing transactions (see Notes 6 and 9). We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities, including the sale of common stock under the Standby Equity Distribution Agreement. (See Note 9) We believe that if we raise approximately $15 million in debt and equity financings, including, under the Standby Equity Distribution Agreement, we would have sufficient funds to meet our needs for working capital and repayment of debt (approximately $11 million) and for capital expenditures (approximately $4 million) over the next twelve months.

No assurance can be given that we will be successful in completing any financings at the minimum level necessary to fund our capital equipment, debt repayment or working capital requirements, or at all. If we are unsuccessful in completing these financings, we will not be able to meet our working capital, debt repayment or capital equipment needs or execute our business plan. In such case we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of December 31, 2005, we had an accumulated deficit of approximately $81,769,000. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities, including the sale of common stock under the standby equity distribution agreement. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations in 2006 is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Revenues from Development Contracts and Prototype Sales

Revenues from development contracts and prototype sales increased to $1,803,000 or 135% in the year ended December 31, 2005 from $766,000 in the same period in 2004. We also had income from foreign government subsidiaries of $0 in 2005 compared to $435,000 in 2004. The increase in revenues from development contracts and prototypes sales and decrease in income from foreign government subsidiaries is a result of our movement from the product and process development and refinement stage to the early production stage of our products.

As we are still a development stage enterprise, our mission continues to be to become a leading manufacturer of rechargeable lithium power solutions for advanced national security, transportation and stationary power applications. We also license our technology and have the capability to enter into other collaborative efforts with third parties.

As a result of our involvement with the military market over the past year, we have received increasing number of orders for prototypes from various customers. Our prototype product has been utilized in unmanned aerial vehicles (“UAVs”), and unmanned underwater vehicles (“UUVs”) as well as in robotics. Our main focus is to provide solutions for the U.S. Military’s need for battery applications within new high tech military systems.

Our efforts during 2005 in the high-tech military area resulted in a number of contracts and/or sub-contracts which have contributed to our significant growth in revenues for the year ended December 31, 2005.

Outside the U.S., we signed an agreement with ThyssenKrupp, the largest manufacturer of non-nuclear, manned submarines to develop and manufacture special, very large lithium ion cells for propulsion.

In the transportation market, the rapidly increasing cost of petroleum-based fuels continue to accelerate the move to hybrid vehicles. While we believe that other automobile manufacturers will take several years to adopt the technology, we are continuing our development efforts through smaller opportunities. Following the success of Penn State University’s second place in the Ford Future Truck Competition last year, we filled additional orders from Penn State, University of California – Davis, and a British EV/HEV manufacturer.

Cost of Goods Sold

Cost of goods sold was $2,408,000 in the year ended December 31, 2005. In the year ended December 31, 2004, the costs of manufacturing pre-production and scale up units were reported as part of Engineering, Research and Development Expenses.

Engineering, Research and Development Expenses

Engineering, research and development expenses during the year ended December 31, 2005 decreased by 45% to $2,961,000 from $5,395,000 in the same period in 2004. In the year ended December 31, 2004, the costs of manufacturing pre-production and scale up units were reported as part of Engineering, Research and Development Expenses.

General and Administrative Expenses

General and administrative expenses during the year ended December 31, 2005, increased by $96,000 or approximately 2% to $4,621,000 from $4,525,000 in the same period in 2004. This increase was primarily due to increased legal expenses and expenses associated with charges related to securities offerings. Sales and Market Expenses, which were included in General and Administrative Expenses in the year ended December 31, 2004, are reported separately in the year ended December 31, 2005.

Sales and Marketing Expenses

Sales and marketing expenses were $479,000 in the year ended December 31, 2005. In the year ended December 31, 2004, these expenses were reported as part of General and Administrative Expenses. Sales and Marketing expenses represents costs incurred from sales associates and participation in trade shows relating to the sale of cells and or batteries.

Depreciation and Amortization

Depreciation and amortization during the year ended December 31, 2005 increased by $19,000 to $1,843,000 from $1,824,000 in the same period in 2004.

Interest Expense, Net of Interest Income, and Interest Expense Related to Beneficial Conversion

Interest expense, net of interest income, and interest expense related to beneficial conversion for the year ended December 31, 2005 increased by $7,312,000 or 176% to $11,463,000 from $4,151,000 in the same period in 2004. Interest expense mainly represents interest accrued on the loans from Arch Hill Capital and Arch Hill Ventures and other lenders as well as the interest accrued on the January 2004 and April 2004 debentures and the March 2005 Debenture, . Interest expense also includes the amortization of the discount on the embedded derivative on the January and April 2004 10% convertible debentures. Both the January and April 2004 convertible debentures were fully converted as of December 31, 2005.

Charge for Embedded Derivative, Warrants and Beneficial Conversion Feature – Preferred Shares and Dividends on Preferred Shares

Charge for embedded derivative, warrants and beneficial conversion feature – preferred shares and dividends on preferred shares were $3,886,000 and $3,780,000, respectively, in the year ended December 31, 2005 and 2004. There were no preferred shares outstanding in the year ended December 31, 2004. This primarily represents the Series A and B Notes charges related to the embedded derivative feature on the issuance and conversion of convertible debentures, relating to a debt exchange, in October 2005. For more information concerning this transaction, see Note 6 – Debt (Debt Exchange) within the consolidated financial statements contained herein. .

Net Loss to Common Shareholders

Net loss to common shareholders was approximately $25,858,000 or $(0.11) per share for the year ended December 31, 2005 as compared to a net loss of $18,531,000 or $(0.57) for the year ended December 31, 2004. The increase in net loss for the year was principally due to the following factors: 1) an increase in interest expense on outstanding debt and the interest expense related to the debentures issued in January 2004 , April 2004 and March 2005 including the amortization of the discount on the embedded derivatives on our convertible debentures, 2) an increase in charges related to the embedded derivatives concerning the Series A and Series B Notes and the issuance of convertible debentures related to the debt exchange that occurred in October 2005 (see Note 6 – Debt (Series A and B Notes and Debt Exchange) within the consolidated financial statements contained herein for more details), 3) charges in 2005 relating to the issuance of warrants upon the conversion of both the Series A and B and convertible notes

Accumulated Deficit

Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of December 31, 2005, our accumulated deficit was $81,769,000.

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

Convertible Securities With Beneficial Conversion Features

The Company accounts for debt with embedded conversion features and warrant issuances in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and EITF No. 00-27: Application of issue No. 98-5 to certain convertible instruments. Conversion features determined to be beneficial to the holder are valued at fair value and recorded to additional paid in capital. The Company determines the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. Any discount derived from determining the fair value of the beneficial conversion features and the warrants is amortized to financing costs over the remaining life of the debenture. The unamortized discount, if any, upon the conversion of the debentures is expensed to financing cost on a pro-rata basis.

Debt issued with variable conversion features are considered to be embedded derivatives and are accounted for in accordance with FASB 133 “Accounting for Derivative Instruments and Hedging Activities.” The fair value of the embedded derivative is recorded to a derivative liability. This liability is required to be marked to marked each reporting period. The resulting discount on the debt is amortized to interest expense over the life of the related debt.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective beginning January 1, 2006. SFAS No. 154 is not expected to have a significant impact on our financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. SFAS No. 155 will become effective for the Company’s fiscal year after September 15, 2006. The impact of SFAS No. 155 will depend upon the nature and extent of any new derivative instruments entered into after the effective date.

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 05-2, “The Meaning of `Conventional Convertible Debt Instrument’ in EITF No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-2”), which addresses when a convertible debt instrument should be considered `conventional’ for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2005, the FASB ratified the EITF’s Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (“EITF 05-7”), which addresses whether a modification to a conversion option that changes its fair value effects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-8: a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27 (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

RISK FACTORS

WE ARE SUBJECT TO VARIOUS RISKS THAT MAY MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

RISKS RELATED TO OUR BUSINESS

•	WE HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2005 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES. We had a working capital deficit of approximately $6,721,000 at December 31, 2005, which means that our current liabilities exceeded our current assets on December 31, 2005. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.

•	WE HAVE SUBSTANTIAL INDEBTEDNESS AND ARE HIGHLY LEVERAGED. At December 31, 2005, we had total consolidated long-term indebtedness of approximately $7,220,000, plus current portion of approximately $3,541,000. We also had at December 31, 2005, current liabilities, not including the current portion of long-term debt, of approximately $4,524,000.

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

•	WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses of approximately $81,769,000 from February 12, 1999 (date of inception) to December 31, 2005, including approximately $25,858,000 of net loss to common shareholders in the year ended December 31, 2005. We expect to incur substantial additional operating losses in the future. During the year ended December 31, 2005 and 2004, we generated revenues from development contracts and prototype sales in the amounts of $1,803,000 and $766,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

•

WE NEED SIGNIFICANT FINANCING TO CONTINUE TO DEVELOP AND COMMERCIALIZE OUR TECHNOLOGY. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities, including the sale of common stock under the standby equity distribution agreement. We believe that if we raise approximately $15 million in debt and equity financings including under the standby equity distribution agreement, we would have sufficient funds to meet our operating and capital expenditures needs for at least twelve months. If we do not raise such additional capital, we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

Except as described herein, we have not entered into any definitive agreements related to a new financing and no assurance can be given that we will be successful in completing these or any other financings at the minimum level necessary to fund our capital equipment requirements, current operations or at all. If we are unsuccessful in completing these financings at such minimum level, we will not be able to fund our capital equipment requirements or current expenses or execute our business plan. If we are unsuccessful in completing these financings at or near the maximum level or an additional financing, we will not be able to pursue our business strategy. Additional financing may not be available on terms favorable to us or at all. Even if we do obtain financing, it may result in dilution to our stockholders.

•	THE STANDBY EQUITY DISTRIBUTION AGREEMENT AND CONVERTIBLE DEBENTURES CONTAIN CERTAIN COVENANTS PROHIBITING US FROM RAISING CAPITAL AT LESS THAN THE MARKET PRICE. The standby equity distribution agreement and convertible debentures held by Cornell Capital contain covenants that, subject to certain exceptions, restrict the following activities:

Raising capital from the sale of stock or other securities convertible into stock at a price less than the market price of our common stock on the date of issuance; or

Granting a security interest in our assets, which security interest may be needed in order to obtain borrowings or capital from a lender, except that the secured party is obligated to subordinate the priority of its security interest under certain circumstances.

The existence of these covenants may severely limit our ability to borrow money or raise capital from the sale of stock or convertible securities because any potential lender will want to pay a discount to the market price of our stock or because any potential lender will likely require collateral in the form of a security interest on our assets to secure a loan and purchasers of our stock or convertible securities.

•	RESTRICTIONS UNDER THE STANDBY EQUITY DISTRIBUTION AGREEMENT COULD SIGNIFICANTLY LIMIT OUR ABILITY TO ACCESS FUNDS WHEN NEEDED. We are dependent on external financing to fund our operations. Our financing needs are expected to be provided from the standby equity distribution agreement, in large part. No assurances can be given that such financing will be available in sufficient amounts or at all when needed since there are restrictions on our ability to request advances under the standby equity distribution agreement. For example, our ability to request an advance is conditioned upon us maintaining an effective registration statement for the shares of common stock with the Securities and Exchange Commission. Further, we may not request advances if the shares to be issued in connection with such advances would result in Cornell Capital owning more than 9.9% of our outstanding common stock. Even if we request advances the amount of each advance is limited to a maximum draw down of $200,000 every five trading days and $800,000 every thirty days. These restrictions may significantly limit and delay our ability to access funds under the standby equity distribution agreement.

•	THERE MAY BE NO REMAINING PROCEEDS FOR STOCKHOLDERS IN THE EVENT OF OUR DISSOLUTION. In the event of our dissolution, the proceeds from the liquidation of our assets, if any, will be first used to satisfy the claims of creditors, including Cornell Capital which has a security interest in our U.S. assets granted in connection with the debenture financing. Only after all outstanding debts are satisfied will the remaining proceeds, if any, be distributed to our stockholders. Accordingly, the ability of any investor to recover all or any portion of an investment in our securities under such circumstances will depend on the amount of funds so realized and claims to be satisfied therefrom.

•

WE HAVE NOT PRODUCED SIGNIFICANT COMMERCIAL QUANTITIES OF LITHIUM-ION BATTERIES. Our construction of large batteries for military, transportation and stationary power applications requires customized, tailored solutions for each application. At present, we operate a small production line that produces limited quantities of standardized cells. We have taken these cells and assembled them into various prototype batteries. We have had repeat orders for the same batteries, but to be successful, we must ultimately produce our lithium-ion batteries (i) in reasonable commercial quantities; (ii) at competitive costs; (iii) with appropriate performance characteristics; and (iv) with low failure rates. We currently have no high volume manufacturing capability or experience in large scale manufacturing of either our standard cells or our customized batteries. We have limited experience in automated cell assembly and packaging technology. We cannot give any assurance that we will be able to produce commercial lithium-ion batteries on a timely basis, at an acceptable cost or in the necessary commercial specifications or quantities.

•	COMPETITION IN THE RECHARGEABLE BATTERY INDUSTRY IS INTENSE. The rechargeable battery industry consists of major domestic and international companies, many of which have financial, technical, manufacturing, distribution, marketing, sales and other resources substantially greater than ours. We compete against companies producing lithium batteries as well as other primary and rechargeable battery technologies. Further, our competitors may introduce emerging technologies or refine existing technologies which could compete with our products and have a significant negative impact on our business and financial condition.

•	EXPANDING MARKET ACCEPTANCE OF OUR BATTERIES IS UNCERTAIN. While initial market acceptance of our cells and our custom engineered batteries has been good, we cannot guarantee going forward that we will be able to achieve market acceptance in larger more standardized markets. Market acceptance will depend on a number of factors, including:

our ability to keep production costs low. Other advanced battery chemistries may be produced at a reduced cost. As we work to reduce the cost of our batteries, we expect that manufacturers of other advanced battery chemistries will do the same.

lithium-ion battery life in various commercial applications. While initial testing is promising, it is difficult to predict the life of lithium-ion batteries in high rate applications. If our batteries do not last long enough when used for high rate applications, it is unlikely that there will be market acceptance of our battery products.

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

competition from other battery chemistries;

the failure of large-scale commercial production of lithium battery powered hybrid electric vehicles;

a significant downturn in military activities requiring rechargeable power sources; or

the failure of the markets to accept the use of lithium batteries in large-scale applications, such as energy storage.

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

•	CERTAIN COMPONENTS OF OUR BATTERIES POSE SAFETY RISKS THAT MAY CAUSE ACCIDENTS IN OUR FACILITIES AND IN THE USE OF OUR PRODUCTS. As with any battery, our lithium-ion batteries can short circuit when not handled properly. Due to the high energy and power density of lithium-ion batteries, a short circuit can cause rapid heat buildup. Under extreme circumstances, this could cause a fire. This is most likely to occur during the formation or testing phase of our process. While we incorporate safety procedures and specific safety testing in our battery testing lab to minimize safety risks, we cannot assure you that an accident in any part of our facilities where charged batteries are handled will not occur. Any such accident could result in injury to our employees or damage to our facility and would require an internal investigation by our technical staff. Likewise any battery that is abused by a customer, could, under extreme circumstances conceivably cause a fire. We employ all appropriate design and electronic protections. We also carry the appropriate liability insurance. Any such injuries, damages or investigations could lead to liability to our company, cause delays in manufacturing of our product and/or adversely effect market acceptance which could adversely affect our operations and financial condition.

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

•	WE MUST COMPLY WITH EXTENSIVE REGULATIONS GOVERNING SHIPMENT OF OUR BATTERIES AND OPERATION OF OUR FACILITY. We are subject to the U.S. Department of Transportation (USDOT) and the International Transport Association (IATA) regulations regarding shipment of lithium-ion batteries. Due to the size of our batteries, a permit is required to transport our lithium batteries from our manufacturing facility. Although similar batteries with other chemistries are routinely shipped from manufacturing facilities to all parts of the world, we cannot assure you that we will not encounter any difficulties in obtaining shipment permits or in complying with new or amended regulations regarding shipment of our products.

•	WE COULD INCUR SIGNIFICANT COSTS FOR VIOLATIONS OF OR TO COMPLY WITH APPLICABLE ENVIRONMENTAL AND OCCUPATIONAL HEALTH AND SAFETY LAWS AND REGULATIONS. National, state, local and foreign laws impose various environmental controls on the manufacture, storage, use and disposal of lithium batteries and of certain chemicals used in the manufacture of lithium batteries. Although we believe that our operations are in substantial compliance with current environmental regulations and that there are no environmental conditions that will require material expenditures for clean-up at our facility or at facilities to which we have sent waste for disposal, we cannot assure you that new laws or regulations or changes in existing laws or regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Moreover, foreign, state and local governments may enact additional restrictions relating to the disposal of lithium batteries used by our customers which could require us to respond to those restrictions or could negatively affect the demand for those batteries.

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

•	WE MAY FACE LIABILITY IF OUR BATTERIES FAIL TO FUNCTION PROPERLY. We maintain liability insurance coverage that we believe is sufficient to protect us against potential claims. We cannot assure you that our liability insurance will continue to be available to us on its current terms or at all, or that such liability insurance will be sufficient to cover any claim or claims.

•	ARCH HILL CAPITAL IS A CONTROLLING STOCKHOLDER OF LTC AND IS THEREFORE ABLE TO CONTROL THE MANAGEMENT AND POLICIES OF LTC. Arch Hill Capital beneficially owns 503,758,196 shares of our common stock as of April 6, 2006. The 503,758,196 shares of our common stock beneficially owned by Arch Hill Capital constitute approximately 70% of our common stock on an as-converted basis, including shares beneficially owned by Arch Hill Capital and shares issuable upon conversion of convertible securities held by Arch Hill Capital but not including any shares issuable upon conversion of outstanding convertible securities held by any other person. Accordingly, Arch Hill Capital is a controlling stockholder and is able to control the outcome of all matters submitted to our stockholders for approval, including the election of our directors, amendments to our Certificate of Incorporation or a merger, sale of assets or other significant transactions, without the approval of our other stockholders. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in us. As a result, Arch Hill Capital has an effective veto power over the management and operations of, and corporate transactions by, us, GAIA Holding or GAIA which management or non-control stockholders of such entities might desire.

The calculation of percentage of our common stock beneficially owned by Arch Hill Capital is based on the number of shares of our common stock outstanding as of April 6, 2006 (366,615,359) plus the number of shares of our common stock issuable to Arch Hill Capital upon conversion of convertible securities held by such entity.

RISKS RELATED TO OUR SHARES

•	FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS. Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. As of April 6, 2006, we had 366,615,359 shares of common stock outstanding, without taking into account shares issuable upon exercise of outstanding Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, convertible notes, convertible debentures, warrants or options or shares issuable under the standby equity distribution agreement without taking into account shares issuable upon exercise of the outstanding Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, convertible notes, convertible debentures, warrants or options or shares issuable under the standby equity distribution agreement or 250,000,000 shares of common stock pledged by us to Cornell Capital as security.

•	EXISTING SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES UNDER THE STANDBY EQUITY DISTRIBUTION AGREEMENT. The sale of shares pursuant to the standby equity distribution agreement may have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue under the standby equity distribution agreement to draw down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution.

•	THE INVESTOR UNDER THE STANDBY EQUITY DISTRIBUTION AGREEMENT WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR COMMON STOCK. The common stock to be issued under the standby equity distribution agreement will be issued at a 2% discount to the volume weighted average price for the five trading days immediately following the notice date of an advance. These discounted sales could cause the price of our common stock to decline.

•	THE SALE OF OUR STOCK UNDER OUR STANDBY EQUITY DISTRIBUTION AGREEMENT COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FUTURE DECLINE OF OUR STOCK PRICE. The significant downward pressure on the price of our common stock caused by the sale of material amounts of common stock under the standby equity distribution agreement could encourage short sales by third parties. In a short sale, a prospective seller borrows stock from a shareholder or broker and sells the borrowed stock. The prospective seller hopes that the stock price will decline, at which time the seller can purchase shares at a lower price to repay the lender. The seller profits when the stock price declines because it is purchasing shares at a price lower than the sale price of the borrowed stock. Such sales could place further downward pressure on the price of our common stock by increasing the number of shares being sold.

•	WE DO NOT HAVE ENOUGH SHARES OF COMMON STOCK AUTHORIZED TO ISSUE SHARES OF COMMON STOCK TO ALL HOLDERS OF OUR CONVERTIBLE SECURITIES UPON CONVERSION OF SUCH SECURITIES. We intend to seek stockholder approval of an increase in the authorized number of shares of our common stock during the second fiscal quarter of 2006 to make available that number of shares of our common stock as will be required for the conversion of all of our outstanding convertible securities and securities which may be issued as part of a new financing. Although our controlling stockholder has indicated its willingness to vote in favor of an increase in the authorized number of shares of our common stock, no assurance can be given that we will be able to obtain a stockholder vote in favor of such an increase in a timely manner or at all.

•	THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE, WHICH COULD CAUSE THE VALUE OF AN INVESTMENT IN OUR STOCK TO DECLINE. The market price of shares of our common stock has been and is likely to continue to be highly volatile. Factors that may have a significant effect on the market price of our common stock include the following:

sales of large numbers of shares of our common stocks in the open market, including shares issuable at a fluctuating conversion price at a discount to the market price of our common stock;

our operating results;

our need for additional financing;

announcements of technological innovations or new commercial products by us or our competitors;

developments in our patent or other proprietary rights or our competitors’ developments;

our relationships with current or future collaborative partners;

governmental regulation; and

other factors and events beyond our control.

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

with a price of less than $5.00 per share;

that are not traded on a “recognized” national exchange;

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

As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Operating Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial and Accounting Officer), of the effectiveness of disclosure controls and procedures. Based on that evaluation, the Chief Operating Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the fourth quarter of fiscal 2005 or subsequent to the date of the evaluation by its management thereof.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information concerning LTC’s directors and executive officers and the directors and executive officers of GAIA Holding and GAIA as of April 6, 2006:

NAME	AGE	POSITION
Hendrikus Harold van Andel	62	Chairman of the Board of LTC Chief Executive Officer and Executive Director of GAIA Holding Supervisory Director of GAIA

Dr. Andrew J. Manning	59	President, Chief Operating Officer and Chief Technical Officer of LTC Managing Director of GAIA Director of LTC

Dr. Klaus Brandt	57	Executive Vice President of LTC Managing Director of GAIA

William F. Hackett	55	Chief Financial Officer, Executive Vice President and Treasurer of LTC Director of LTC

Ralf Tolksdorf	43	Secretary of LTC Chief Financial Officer and Managing Director of GAIA Director of LTC

David J. Cade	67	Director of LTC

Ralph D. Ketchum	78	Director of LTC

Arif Maskatia	56	Director of LTC

Prof. Dr. Marnix A. Snijder	61	Director of LTC Supervisory Director of GAIA Holding Supervisory Director of GAIA

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

Andrew J. Manning, Ph.D. was appointed our President and Chief Operating Officer on June 20, 2005. Dr. Manning served as our Chief Technical Officer since January 22, 2003 and has served as our director since November 23, 2004. Previously Dr. Manning served as our Executive Vice President of Operations from January 2001 to January 2002 and our Chief Operating Officer from January 2002 to November 26, 2002. Dr. Manning joined us in 1994 as Director of Process Development, and was Vice President of Manufacturing from October 1999 to January 2001. Dr. Manning also serves as a Managing Director of GAIA since November 18, 2004. Dr. Manning has over 25 years of experience in process development, process engineering, and new plan design and start-up. Dr. Manning has held various technology management positions in thin-film industries, including Director of Manufacturing Technologies at Congoleum, and Director of Research and Engineering for Tarkett, where he was responsible for process and equipment involving coating, saturation, lamination, and substrate handling. Dr. Manning has a broad technical background, including polymers, non-woven, thermal processing and synthetic minerals. He has related experience at Celanese and Pfizer. Dr. Manning received both his Ph.D. and B.S. degrees in Chemical Engineering from Cornell University.

Dr. Klaus Brandt, Ph.D. was appointed our Executive Vice President on June 20, 2005. Dr. Brandt was appointed the Managing Director of GAIA on April 1, 2005. Prior to joining GAIA and LTC Dr. Brandt served as a member of the Executive Board (Vorstand) that was responsible for Technology and Manufacturing at the German based company Ionity AG (January 2, 2003 to March 15, 2005). From January 2, 1997 to December 31, 2002 Dr. Brandt was employed by The Gillette Company (U.S.A.) which is the parent company of Duracell, the world’s largest manufacturer of alkaline batteries and other primary batteries for the consumer market. His tenure with Gillette entailed serving as Director of Advanced Materials and Processes of Duracell Worldwide Technology Center (January 2, 1997 to June 30, 2000) as well as Director of Portable Power, Gillette Advanced Technologies (July 1, 2000 to December 31, 2002). In 1992 Dr. Brandt joined Varta Battery AG (Germany), the leading battery manufacturer in Europe, where he served as Manager of Lithium Batteries at the Varta Research and Development center until 1996. While at Varta he was responsible for research and development of lithium ion batteries for both portable and electric vehicle applications. From 1978 to 1992 Dr. Brandt worked for Moli Energy Limited (Canada) which was a start-up company that grew out of the research efforts at the University of British Columbia and was the first company to commercialize rechargeable Lithium batteries in 1986. From 1977 to 1978 he served as a Doctoral Fellow in the Physics department at the University of British Columbia (Vancouver, Canada). Prior to this Dr. Brandt received his Doctorate of Natural Science from the Technical University of Munich in 1977 where he wrote his thesis on solid state physics. He received a physics diploma from the University of Goettingen in 1973 where he wrote his thesis on theoretical physics.

William F. Hackett was appointed our Executive Vice President and Chief Financial Officer and elected to the Board of Directors on June 20, 2005. Mr. Hackett has more than 25 years of business experience in finance and general management roles in information and technology related companies, including CEO of Healthcare Automation from November 2001 to October 2003 and CFO of CareGain from November 2003 to December 2004, Cirqit from October 2000 to October 2001, and Base Ten Systems from December 1997 to September 2000. Mr. Hackett also held executive positions with Bloomberg Financial Markets and The Dun & Bradstreet Corporation. He earned his Masters of Business Administration in Finance and Accounting from Columbia University Graduate School of Business in New York. Prior to attending Columbia, Mr. Hackett was an officer in the United States Navy where he qualified for the Surface Warfare Officer designation. Mr. Hackett holds an undergraduate degree from Holy Cross College in Worcester, Massachusetts.

Ralf Tolksdorf was appointed the Company’s Secretary on June 20, 2005. Mr. Tolksdorf has served as our director since November 26, 2002. Mr. Tolksdorf also serves as the Chief Financial Officer of GAIA and is a Managing Director of GAIA. Mr. Tolksdorf served as our Chief Financial Officer from November 18, 2002 to June 25, 2004. He joined GAIA in November 2000, having previously served as a financial consultant to GAIA since December 1999. Mr. Tolksdorf is also President of his own consulting company, RTU Ralf Tolksdorf Unternehmensberatung GmbH in Buxtehude, Germany. Mr. Tolksdorf has over 10 years experience as a management consultant, manager, and managing director in various business and industrial firms. Mr. Tolksdorf received his degree in Economics from the University of Göttingen.

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

Prof. Dr. Marnix A. Snijder has served as our director since November 26, 2002. Prof. Dr. Snijder received his Masters of Law and Ph.D. from the University of Amsterdam in 1974 and 1981, respectively. He was a Lecturing Professor at the University of Nijmegan, the Netherlands from 1990 to 1998. Prof. Dr. Snijder founded and served as Managing Partner of his own Dutch and Belgian law firm from 1982 to 1995 and was a Manager of Financial Services for Schuitema NV, a Dutch wholesale and retail trade company from 1975 to 1982. Prof. Dr. Snijder serves on the boards of directors of a number of Dutch, Belgian and Swiss companies. He has authored numerous publications on taxation and co-developed taxation software.

Our directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified.

AUDIT COMMITTEE

We established an audit committee on April 13, 2005. Our audit committee currently consists of David J. Cade, Ralph D. Ketchum and Hendrikus Harold van Andel. No current member of the Audit Committee is a “financial expert”.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own, directly or indirectly, more than ten percent (10%) of the registered class of our equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file. No Forms 3, 4 and 5 relating to our common stock were filed late during 2005.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our Chief Executive Officer and Chief Financial and Accounting Officers.

ITEM 10.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation paid by us during the three years ended on December 31, 2005 to our Chief Executive Officer and our other executive officers and executive officers of our subsidiaries, who were serving as executive officers on December 31, 2005 and received total salary and bonus in excess of $100,000 during fiscal year 2005 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary			Bonus
Andrew J. Manning President and Chief Operating Officer of LTC(1)	2005 2004 2003	$ $ $	222,985 175,000 148,750	(2) (3)
William F. Hackett Chief Financial Officer, Executive Vice President and Treasurer of LTC(4)	2005 2004 2003		$206,250 N/A N/A		$50,000
Klaus Brandt Executive Vice President of LTC, Managing Director of GAIA(5)	2005 2004 2003		$203,581 N/A N/A
Ralf Tolksdorf Chief Financial Officer and Managing Director of GAIA	2005 2004 2003	$ $ $	376,719 379,927 340,332	(6)

(1)	Andrew Manning has served as President and Chief Operating Office of LTC since June 20, 2005.

(2)	On June 20, 2005, the salary of Andrew J. Manning was increased to $275,000 per year retroactive to January 1, 2005. As of December 31, 2005. LTC has not paid the retroactive portion of the salary to Dr. Manning.

(3)	$26,250 of salary payable to Dr. Manning during 2003 was deferred by LTC and has not been paid as of December 31, 2005.

(4)	William Hackett has served as Chief Financial Officer of LTC since June 20, 2005.

(5)	Klaus Brandt has served as Executive Vice President of LTC since June 20, 2005 and Managing Director of GAIA since April 1, 2005.

(6)	Includes €33,616 ($50,136) consulting fee payments due from 2004, €110,472 ($164,762) consulting fee payments for 2005 and €108,500 ($161,821)salary payments. €21,808 ($32,525) of the consulting fee payments for 2005 due to Mr. Tolksdorf were deferred.

AGGREGATED DECEMBER 31, 2005 OPTION VALUES

Name	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at FY-End (#) Exercisable/Unexercisable
Andrew J. Manning	28,453/0	$0/0
William F. Hackett	0/0	$0/0
Klaus Brandt	0/0	$0/0
Ralf Tolksdorf	0/0	$0/0

The above table sets forth information with respect to the number and value of in-the-money unexercised options held by the Named Executive Officers at the end of fiscal year 2005. The value of in-the-money unexercised options held at December 31, 2005 is based on the closing “bid” price of $0.0360 per share of common stock on December 30, 2005. All of the options held by Named Executive Officers had exercise prices in excess of $0.0360 as of December 31, 2005. Accordingly, there were no in-the-money unexercised options as of that date. No options were exercised by the Named Executive Officer in fiscal year 2005.

EMPLOYMENT AND CONSULTING AGREEMENTS

On June 20, 2005, the Board of Directors approved the employment of Andrew J. Manning for a period of three years as the President and Chief Operating Officer of LTC at a salary of $275,000 per year retroactive to January 1, 2005, with an annual discretionary bonus of up to 25% of Dr. Manning’s salary.

On June 20, 2005, the Board of Directors approved the employment of William F. Hackett for a period of three years as the Chief Financial Officer, Executive Vice President and Treasurer of LTC at a salary of $275,000 per year, with an annual discretionary bonus of up to 25% of Mr. Hackett’s salary (with a minimum of $34,375 for 2005).

GAIA entered into an Agreement with Dr. Klaus Brandt providing for an annual salary of €170,000 ($253,545) from April 1, 2005 through December 31, 2007 with respect to the services of Dr. Brandt as the Managing Director of GAIA.

GAIA had entered into a four year Consultancy Agreement with RTU Ralf Tolksdorf Unternehmensberatung GmbH (the “RTU Consultancy Agreement) effective September 1, 2002 with respect to the services of Ralf Tolksdorf as the Managing Director of Finances, Organization etc. of GAIA. RTU represented Mr. Tolksdorf. The RTU Consultancy Agreement was terminated and GAIA and Mr. Tolksdorf entered into a Services Agreement pursuant to which Mr. Tolksdorf has been employed as a Managing Director of GAIA. The agreement has a term of June 1, 2005 through May 31, 2008 and provides for an annual salary of €168,000 ($250,562).

LTC had a services agreement with Bridgehead Partners as extended, from June 1, 2004 to June 30, 2005 pursuant to which Bridgehead Partners performed financial reporting and related services. John J. McGovern, Chief Financial Officer of LTC from June 25, 2004 through June 20, 2005, is the Chairman and Managing Director of Bridgehead Partners. From January 1, 2005 through June 30, 2005 the Company paid a $15,000 per month retainer to Bridgehead Partners. Mr. McGovern also received a $35,000 performance bonus and five year fully vested warrants for 200,000 shares of LTC common stock with an exercise price of $0.064. The original Bridgehead Partners services agreement provided for a $10,000 per month retainer from June 1, 2004 through December 31, 2004 and five year warrants for 100,000 shares of LTC common stock with an exercise price of $1.91.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

The following table sets forth as of April 6, 2006, the number and percentage of outstanding shares of our common stock beneficially owned by our Named Executive Officers, directors and stockholders owning more than 5% of our common stock and our executive officers and directors as a group:

Name of Owner	Shares Beneficially Owned		Percentage of Class (1)
Arch Hill Capital NV (2)	503,758,196	(9)	70%
Stichting Gemeenschappelijk Bezit LTC (2)	497,166,785	(10)	70%
Stichting Gemeenschappelijk Bezit GAIA (2)	6,591,411	(11)	2%
David Cade (3)(5)	42,575	(12)	*
William F. Hackett (3)(5)(6)	-0-		-0-
Ralph Ketchum (3)(5)	36,123	(13)	*
Andrew J. Manning (3)(5)(7)	28,453	(12)	*
Arif Maskatia (3)(5)	3,167	(12)	*
Marnix Snijder (2)(5)	-0-	(14)	-0-
Ralf Tolksdorf (4)(5)	-0-	(15)	-0-
Hendrikus Harold van Andel (2)(5)(8)	-0-	(16)	-0-
All Named Executive Officers and Directors as a Group (8 persons)	410,318	(17)	*

(1)	The percentage of class calculation for each person or entity is based on the number of shares of common stock outstanding as of April 6, 2006 366,615,359 plus the number of shares of common stock issuable to the person or entity upon exercise of convertible securities held by such person or entity.

(2)	Address: Parkweg 2, NL - 2585 JJ’s Gravenhage, Netherlands.

(3)	Address c/o Lithium Technology Corporation, 5115 Campus Drive, Plymouth Meeting, PA 19462.

(4)	Address c/o GAIA Akkumulatorenwerke GmbH, Montaniastrasse 17, D-99734 Nordhausen, Germany.

(5)	Director of Company.

(6)	Chief Financial Officer, Executive Vice President and Treasurer.

(7)	President and Chief Operating Officer of the Company.

(8)	Chairman of the Board.

(9)	Consists of all of the securities (the “Stichting GAIA Shares”) owned by Stichting Administratiekantoor GAIA (“Stichting GAIA”) and all of the securities (the “Stichting LTC Shares”) owned by Stichting Administratiekantoor LTC (“Stichting LTC”). See Notes (10) and (11). The Stichting GAIA Shares are owned directly by Stichting GAIA, with Stichting GAIA having the power to vote and dispose of the Stichting GAIA Shares. Arch Hill Capital controls Stichting GAIA and also has the power to vote and dispose of the Stichting GAIA Shares. Accordingly, Arch Hill Capital is the beneficial owner of the Stichting GAIA Shares. The Stichting LTC Shares are owned directly by Stichting LTC, with Stichting LTC having the power to vote and dispose of the Stichting LTC Shares. Arch Hill Capital controls Stichting LTC and also has the power to vote and dispose of the Stichting LTC Shares. Accordingly, Arch Hill Capital is the beneficial owner of the Stichting LTC Shares.

(10)	Consists of 148,568,784 shares of common stock, 1,500,000 shares issuable upon exercise of $2.00 warrants, 9,889,625 shares issuable upon conversion of $2.40 warrants, 17,050,000 shares issuable upon conversion of 125% A Warrants, 17,050,000 shares issuable upon conversion of 150% A Warrants, 18,400,000 shares issuable upon conversion of 125% B Warrants, 18,400,000 shares issuable upon conversion of 150% B Warrants, 264,103,114 shares issuable upon conversion of Series B Preferred Stock and 2,205,262 shares issuable upon exercise of $.38 warrants.

(11)	Consists of 5,981,036 shares of common stock and 610,375 shares issuable upon conversion of $2.40 warrants.

(12)	Consists of options.

(13)	Includes options to purchase 4,417 shares; 19,214 shares held directly by Mr. Ketchum; and 12,492 shares held by Mr. Ketchum’s spouse.

(14)

Does not include 1,116,000 shares of common stock held by Stichting GAIA, for the benefit of Marnix Snijder. Mr. Snijder does not have the power to vote or control the disposition of such shares, nor does he have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares.

(15)	Does not include 261,651 shares of common stock held by Stichting GAIA, for the benefit of Ralf Tolksdorf. Mr. Tolksdorf does not have the power to vote or control the disposition of such shares, nor does he have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares.

(16)	Does not include 4,200,000 shares of common stock held by Stichting GAIA, for the benefit of Hendrikus Harold van Andel. Mr. van Andel does not have the power to vote or control the disposition of such shares, nor does he have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares.

(17)	Includes 31,706 shares and options/warrants to purchase 378,612 shares.

*	Less than 1%.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See Item 5 “Market For Common Equity, Related Stockholder Matters And Small Business Issuer Purchases Of Equity Securities.”

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have received subordinated loans and bridge loans from Arch Hill and silent partnership loans from related parties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Financial Statements.”

In April 2004, August 2004 and October 2005, we exchanged certain debt owed to Arch Hill Capital and Arch Hill Ventures for our equity securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On October 24, 2005, Stichting LTC delivered a conversion notice to convert $4,410,522 of convertible debentures received in a debt exchange in October 2005 into Common Stock at a conversion price of $0.0167 per share, for a total of 264,103,114 shares of Common Stock. In lieu of delivering such shares of Common Stock which are currently pledged as security under the Cornell debenture or reserved for issuance under the Cornell standby equity distribution agreement or otherwise reserved, on November 14, 2005, the Board of Directors authorized the issuance of 100,000 shares of Series B Convertible Preferred Stock and we issued such shares to Stichting LTC. The 100,000 shares of Series B Convertible Preferred Stock are convertible into an aggregate of 264,103,114 shares of Common Stock and have voting rights equal to 264,103,114 shares of Common Stock. On November 14, 2005, we filed a Certificate of Designation to our Restated Certificate of Incorporation to designate 100,000 shares of Preferred Stock as Series B Convertible Preferred Stock.

On May 11, 2005, we entered into an agreement with Stichting LTC amending the terms of the Series B Units held by Stichting LTC. The Amendment resulted in an increase in the number of shares of our securities beneficially held by Stichting LTC and Arch Hill Capital. All of the B Units were held by Stichting LTC, an entity controlled by Arch Hill Capital. In addition on May 6, 2005, since no Series A or Series B Preferred Stock were authorized on such date, pursuant to the Amendment Agreement, Stichting LTC exchanged the right to receive Series A and Series B Preferred Stock into LTC Convertible Promissory Notes having the same terms as the Series A and Series B Preferred Stock, respectively.

As of April 6, 2006, Arch Hill Capital beneficially owned 503,758,196 shares of our common stock which constitutes approximately 70% of our common stock on an as-converted basis, including shares beneficially owned by Arch Hill Capital and shares issuable upon conversion of convertible securities held by Arch Hill Capital but not including any shares issuable upon conversion of outstanding convertible securities held by any other person. Accordingly, Arch Hill Capital is a controlling stockholder and is able to control the outcome of all matters submitted to our stockholders for approval, including the election of our directors, amendments to our Certificate of Incorporation or a merger, sale of assets or other significant transactions, without the approval of our other stockholders. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in us. As a result, Arch Hill Capital has an effective veto power over the management and operations of, and corporate transactions by, us, GAIA Holding or GAIA which management or non-control stockholders of such entities might desire. The calculation of percentage of our common stock beneficially owned by Arch Hill Capital is based on the number of shares of our common stock outstanding as of

April 6, 2006 (366,615,359) plus the number of shares of our common stock issuable to Arch Hill Capital upon conversion of convertible securities held by such entity. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”

Stichting GAIA holds an interest in 261,651 of such shares for the benefit of Ralf Tolksdorf, 1,116,000 of such shares for the benefit of Marnix Snijder and 4,200,000 shares for the benefit of Harold van Andel. Stichting GAIA intends to transfer the underlying shares of common stock to Mr. Tolksdorf once such shares are included in an effective registration statement filed with the SEC and upon payment to Arch Hill Ventures of €71,268 by Mr. Tolksdorf plus 6% interest on such amount from March 1, 2001. Mr. Tolksdorf does not have the power to vote or control the disposition of such shares nor does he have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares. Mr. Snijder does not have the power to vote or control the disposition of such shares nor does it have the right to receive such shares on any specific date and accordingly disclaims beneficial ownership of such shares. Mr. van Andel does not have the power to vote or control the disposition of such shares nor does he have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares.

We have entered into agreements with certain of our executive officers and directors as described above in Item 10 “Executive Compensation”.

We believe that the transactions described above were fair to us and were as favorable to us as those that we might have obtained from non-affiliated third parties, given the circumstances under which such transactions were proposed and effectuated.

ITEM 13.	EXHIBITS

(a) Exhibits. The following Exhibits are filed as part of this Report or incorporated herein by reference:

3.1	Restated Certificate of Incorporation, effective as of July 29, 2005 (1)

3.2	Certificate of Designation for Series B Preferred (2)

3.3	By-Laws, as amended (3)

4.1	Form of 8% Convertible Notes (19)

4.2	Form of Unsecured Debentures dated March 11, 2005 (4)

4.3	Form of 12% Convertible Debentures dated June 9, 2005 (20)

4.4	Form of Secured 8% Convertible Debenture dated October 7, 2005 issued to Cornell Capital Partners, LP (2)

4.5	Form of Convertible Debenture dated October 21, 2005 to Stichting Gemeenschappelijk Bezit LTC (2)

4.6	Form of 15% Convertible Note dated December 6, 2005 (5)

10.1	1994 Stock Incentive Plan, as amended (6)

10.2	Directors Stock Option Plan (6)

10.3	1998 Stock Incentive Plan (7)

10.4	2002 Stock Incentive Plan (8)

10.5	Form of Stock Option Agreement relating to LTC’s 1994 Stock Incentive Plan, as amended (10)

10.6	Form of Stock Option Agreement relating to LTC’s Directors Stock Option Plan (10)

10.7	Form of Stock Option Agreement relating to LTC’s 1998 Stock Incentive Plan (7)

10.8	Form of Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan (8)

10.9	Form of Non-Qualified Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan [For Employees] (8)

10.10	Form of Non-Qualified Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan [For Consultants and Non-Employee Directors] (8)

10.11	Lease Agreement, dated July 22, 1994, between PMP Whitemarsh Associates and LTC and Addendum dated July 22, 1994 (10)

10.12	Bridge Financing Agreement, dated as of December 31, 2001, between LTC and Arch Hill Capital (9)

10.13	Bridge Financing Amendment Agreement No. 5, dated as of April 14, 2003 between LTC and Arch Hill Capital (3)

10.14	Form of Warrant, dated October 4, 2002, issued to principals of Colebrooke Capital, Inc. (11)

10.15	Form of Warrant, dated December 13, 2002, issued to principals of Colebrooke Capital, Inc. (12)

10.16	Loan Contract No. 1101216000, dated June 24, 1998, between GAIA and Bank fur Kleine und Mittlere Unternehmen (Bank for Small and Mid-Sized Companies) Aktiengesellschaft (3)

10.17	Loan with initial fixed-rate interest, dated July 22, 1998, between GAIA and Kreissparkasse Nordhausen (Direct Savings Bank) (3)

10.18	Loan Contract and Agreement on Subordination between GAIA and Arch Hill Ventures NV (3)

10.19	Partnership Agreement between GAIA and Frankendael Participatiemaatschappij NV (3)

10.20	Partnership Agreement, dated March 4, 1999, between GAIA and Tamarchco GmbH (3)

10.21	Partnership Agreement between GAIA and Tamarchco GmbH (3)

10.22	Partnership Agreement between GAIA and Tamarchco GmbH (3)

10.23	Partnership Agreement dated August 21, 1998 between GAIA Akkumulatorenwerke GmbH and Technologie-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (13)

10.24	Form of Stock Purchase Warrant dated as of January 20, 2004 between Lithium Technology Corporation and the Investors (14)

10.25	Form of Debt Exchange Agreement, dated as of April 13, 2004 between Lithium Technology Corporation, GAIA Holding NV, GAIA Akkumulatorenwerke GmbH, Arch Hill Capital NV and Arch Hill Ventures NV (15)

10.26	Form of $2.00 Stock Purchase Warrant dated as of April 13, 2004, issued to Arch Hill Capital NV (15)

10.27	Form of $2.40 Stock Purchase Warrant dated as of April 13, 2004, issued to Arch Hill Capital NV (15)

10.28	Form of Stock Purchase Warrant dated as of May 5, 2004 issued to finders in January 10% Convertible Debenture financing. (16)

10.29	Form of Consulting Agreement dated as of July 12, 2004 between Lithium Technology Corporation and Ilion Technology Corporation. (17)

10.30	Form of 125% A Warrant. (18)

10.31	Form of 150% A Warrant. (18)

10.32	Form of 125% B Warrant. (18)

10.33	Form of 150% B Warrant. (18)

10.34	Standby Equity Distribution Agreement dated as of March 11, 2005 between Lithium Technology Corporation and Cornell Capital Partners, L.P. (4)

10.35	Registration Rights Agreement dated March 11, 2005 by and between Lithium Technology Corporation and Cornell Capital Partners, LP in connection with the Standby Equity Distribution Agreement. (4)

10.36	Placement Agent Agreement dated as of March 11, 2005 by and among Lithium Technology Corporation, Cornell Capital Partners, LP and Newbridge Securities Corporation in connection with the Standby Equity Distribution Agreement. (4)

10.37	Escrow Agreement dated as of March 11, 2005 by and between Lithium Technology Corporation and Cornell Capital Partners, LP in connection with the Standby Equity Distribution Agreement (4)

10.38	Form of Debenture Purchase Agreement dated as of March 11, 2005 (4)

10.39	Form of Escrow Agreement dated as of March 11, 2005 entered in connection with the Debenture Purchase Agreement (4)

10.40	Fourth Amendment to Lease, dated March 31, 2005, between PMP Whitemarsh Associates and LTC (4)

10.41	Series B Amendment Agreement, dated as of May 11, 2005 (4)

10.42	Form of Warrant dated as of June 1, 2004 issued to Bridgehead Partners, LLC (4)

10.43	Form of 135% Warrants (19)

10.44	Form of Warrant dated as of May 6, 2005 issued to Bridgehead Partners, LLC (20)

10.45	Form of Debenture Purchase Agreement dated as of June 9, 2005 (20)

10.46	Employment Agreement between GAIA and Dr. Klaus Brandt dated April 7, 2005 (20)

10.47	Form of Warrant dated May 31, 2005 issued to North Coast Securities Corporation in connection with A Unit and B Unit Offering (20)

10.48	Form of Warrant dated July 15, 2005 issued to North Coast Securities Corporation in connection with 2005 Unit Offering (20)

10.49	Securities Purchase Agreement dated as of October 7, 2005 between the Company and Cornell Capital Partners, LP (2)

10.50	Escrow Agreement dated as of October 7, 2005 between the Company and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.51	Investor Registration Rights Agreement dated as of October 7, 2005 between the Company and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.52	Pledge and Escrow Agreement dated as of October 7, 2005 between the Company and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.53	Security Agreement dated as of October 7, 2005 between the Company and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.54	Warrant to purchase 10,000,000 shares at $.06 per share dated as of October 7, 2005 issued by the Company to Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.55	Warrant to purchase 5,000,000 shares at $.07 per share dated as of October 7, 2005 issued by the Company to Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.56	Warrant to purchase 5,000,000 shares at $.10 per share dated as of October 7, 2005 issued by the Company to Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.57	Debt Exchange Agreement dated October 21, 2005 between Lithium Technology Corporation, GAIA Holding NV, GAIA Akkumulatorenwerke GmbH, Arch Hill Capital NV and Arch Hill Ventures NV (2)

10.58	Form of Stock Purchase Warrant dated October 21, 2005 issued to Stichting Gemeenschappelijk Bezit LTC (2)

10.59	Form of Note Purchase Agreement dated December 6, 2005 (5)

10.60	Warrant to Purchase 2,000,000 shares at $.03 per share dated as of December 6, 2005 issued by the Company in connection with the Note Purchase Agreement (5)

10.61	Letter Agreement with Cornell Capital Partners, LP dated January 31, 2006 (5)

10.62	Letter Agreement with Cornell Capital Partners, LP dated March 21, 2006 +

10.63	Fifth Amendment to Lease, dated March 31, 2006, between PMP Whitemarsh and LTC +

21.1	List of Subsidiaries (20)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(1)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

(2)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.

(3)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(4)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

(5)	Incorporated by reference to LTC’s Registration Statement on Form SB-2 (No. 333-131530) filed on February 3, 2006.

(6)	Incorporated herein by reference to the exhibits contained in LTC’s Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, dated January 19, 1996

(7)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(8)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

(9)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated January 23, 2002.

(10)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(11)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated October 4, 2002.

(12)	Incorporated herein by reference to LTC’s Current Report on Form 8-KA, dated October 4, 2002

(13)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter March 31, 2003.

(14)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated January 26, 2004.

(15)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

(16)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

(17)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(18)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated August 30, 2004.

(19)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.

(20)	Incorporated herein by reference to LTC’s Registration Statement on Form SB-2 (No 333-114998) filed on August 2, 2005.

+	Exhibit filed herewith.

(b) Reports on Form 8K. During the quarter ended December 31, 2005, we filed the following Reports on Form 8-K.

We filed a Form 8-K dated October 7, 2005 reporting on the Cornell Capital Debenture transaction. We filed a Form 8-K dated October 21, 2005 reporting on a Debt Exchange with Stichting Gemeenschappelijk Bezit LTC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for fiscal 2005 for professional services rendered by BDO Seidman as our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2005 was $323,796.

The aggregate fees billed for fiscal 2004 for professional services rendered by BDO Seidman as our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2004 was $236,433.

AUDIT-RELATED FEES

The aggregate fees billed in each of fiscal 2005 and 2004 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $0 and $0, respectively.

TAX FEES

The aggregate fees billed in each of fiscal 2005 and 2004 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $0, respectively.

ALL OTHER FEES

The aggregate fees billed in each of fiscal 2005 and 2004 for products and services provided by our principal accountant (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

PRE-APPROVAL POLICIES AND PROCEDURES

The decision to retain BDO Seidman as our principal accountant for the audit of our financial statements for the year ended December 31, 2004 was approved by our Board of Directors. We did not have a separate audit committee at such time. At that time, our entire Board of Directors performed all the functions that may be delegated to an audit committee.

We established an audit committee on April 13, 2005. Our audit committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent accountant. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis. Our audit committee approved the engagement of BDO Seidman as our principal accountant for the audit of our financial statements for the year ended December 31, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION

Date: April 17, 2006	BY:	/s/ Andrew J. Manning
Andrew J. Manning, Chief Executive Officer
(Principal Executive Officer)

Date: April 17, 2006	BY:	/s/ William F. Hackett
William F. Hackett, Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew J. Manning Andrew J. Manning	President, Chief Operating Officer & Director (Principal Executive Officer)	April 17, 2006

/s/ William F. Hackett William F. Hackett	Chief Financial Officer, Executive Vice President, Treasurer and Director (Principal Financial and Accounting Officer)	April 17, 2006

/s/ Hendrickus Harold van Andel Hendrickus Harold van Andel	Chairman of the Board	April 17, 2006

/s/ David J. Cade David J. Cade	Director	April 17, 2006

________________________________________________ Ralph D. Ketchum	Director

/s/ Arif Maskatia Arif Maskatia	Director	April 17, 2006

/s/ Marnix A. Snijder Marnix A. Snijder	Director	April 17, 2006

/s/ Ralf Tolksdorf Ralf Tolksdorf	Director	April 17, 2006

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

I NDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Consolidated Balance Sheet at December 31, 2005	F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2005 and 2004 and the period from February 12, 1999 (inception of development stage) to December 31, 2005	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period from February 12, 1999 (inception of development stage) to December 31, 2005	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 and the period from February 12, 1999 (inception of development stage) to December 31, 2005	F-9

Notes to Consolidated Financial Statements	F-10 to F-33

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONSOLIDATED BALANCE SHEETS

December 31, 2005
(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,000
Accounts receivable	241,000
Inventories	569,000
Prepaid expenses and other current assets	488,000

Total current assets	1,344,000
Property and equipment, net	5,419,000
Intangibles, net	7,378,000
Other assets	201,000

Total assets	$14,342,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,699,000
Accrued salaries	175,000
Accrued interest	464,000
Current portion of long term debt	3,541,000
Payable to related party	—
Other current liabilities and accrued expenses	1,186,000

Total current liabilities	8,065,000
LONG-TERM LIABILITIES, LESS CURRENT PORTION
Subordinated loans from related party	3,387,000
Other long-term liabilities, less current portion	3,084,000
Convertible debt securities	749,000

Total long-term liabilities	7,220,000

Total liabilities	15,285,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share, Authorized – 100,000 shares; Issued and outstanding: none	—
Convertible Preferred stock A, par value $1.00 per share, authorized, issued and outstanding: 1,000 shares	1,000,000
Convertible Preferred stock B, par value $1.00 per share, authorized, issued and outstanding: 100,000 shares	8,822,000
12% convertible debentures	907,000
Common stock, par value $.01 per share, Authorized – 750,000,000 shares; Issued and outstanding: 266,335,979 shares	2,664,000
Additional paid-in capital	71,534,000
Cumulative translation adjustments	(4,001,000)
Accumulated deficit	(200,000)
Deficit accumulated during development stage	(81,769,000)

Total stockholders’ deficit	(943,000)

Total liabilities and stockholders’ deficit	$14,342,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEAR ENDED DECEMBER 31,		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31,
	2005	2004	2005
	(Unaudited)		(Unaudited)
REVENUES
Development contracts and prototype sales	$1,803,000	$766,000	$2,921,000

COSTS AND EXPENSES
Cost of goods sold	2,408,000	—	2,408,000
Engineering, research and development	2,961,000	5,395,000	21,867,000
General and administrative	4,621,000	4,525,000	18,204,000
Sales and marketing	479,000	—	479,000
Depreciation and amortization	1,843,000	1,824,000	11,897,000
Intangibles expensed	—	—	3,700,000
Loss (gain) on sale of assets	—	(57,000)	108,000

	12,312,000	11,801,000	58,663,000
OTHER INCOME (EXPENSE)
Foreign government subsidies	—	435,000	2,842,000
Interest expense, net of interest income	(3,314,000)	(1,766,000)	(10,668,000)
Interest expense related to beneficial conversion	(8,149,000)	(2,385,000)	(10,534,000)

	(11,463,000)	(3,716,000)	(18,360,000)

NET LOSS	$(21,972,000)	$(14,751,000)	$(74,102,000)

Charge for embedded derivatives, warrants and beneficial conversion, preferred shares	(3,517,000)	(3,654,000)	(7,170,000)
Dividends on preferred shares	(369,000)	(126,000)	(497,000)

NET LOSS TO COMMON SHAREHOLDERS	(25,858,000)	(18,531,000)	(81,769,000)
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	1,815,000	567,000	(4,001,000)

COMPREHENSIVE LOSS	$(24,043,000)	$(17,964,000)	$(85,771,000)

Weighted average number of common shares outstanding:	233,610,281	32,612,005

Basic and diluted net loss per share:	$(0.11)	$(0.57)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Convertible Preferred Class A Stock		Convertible Preferred Class B Stock		Common Stock		Additional Paid-in Capital	12% Convertible Debentures	Cumulative Transactions Adjustments	Accumulated Deficit	Deficit Accumulated During Development	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at February 12, 1999	1,000	—	—	—	—	—	20,000	—	—	(200,000)	—	(180,000)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	478,000	—	—	478,000
Net loss	—	—	—	—	—	—	—	—	—	—	(9,208,000)	(9,208,000)
Balances at December 31, 1999	1,000	—	—	—	—	—	20,000	—	478,000	(200,000)	(9,208,000)	(8,910,000)

Foreign currency translation adjustments	—	—	—	—	—	—	—	—	489,000	—	—	489,000
Net loss	—	—	—	—	—	—	—	—	—	—	(4,586,000)	(4,586,000)
Balances at December 31, 2000	1,000	—	—	—	—	—	20,000	—	967,000	(200,000)	(13,794,000)	(13,007,000)

Foreign currency translation adjustments	—	—	—	—	—	—	—	—	694,000	—	—	694,000
Capital contribution on asset transfer with Arch Hill affiliate	—	—	—	—	—	—	149,000	—	—	—	—	149,000
Net loss	—	—	—	—	—	—	—	—	—	—	(4,210,000)	(4,210,000)
Balances at December 31, 2001	1,000	—	—	—	—	—	169,000	—	1,661,000	(200,000)	(18,004,000)	(16,374)

Capital contribution by Arch Hill affiliate in lieu of debt repayment	—	—	—	—	—	—	1,585,000	—	—	—	—	(1,585,000)
Common stock deemed issued in Share Exchanges	—	—	—	—	3,214,855	32,000	7,021,000	—	—	—	—	7,053,000
Stock issued upon conversion of convertible notes	—	—	—	—	1,196,604	12,000	1,903,000	—	—	—	—	1,915,000
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(3,250,000)	—	—	(3,250,000)
Net loss	—	—	—	—	—	—	—	—	—	—	(9,184,000)	(9,184,000)
Balances at December 31, 2002	1,000	—	—	—	4,411,459	44,000	10,678,000	—	(1,589,000)	(200,000)	(27,188,000)	(18,255,000)

Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(4,794,000)	—	—	(4,794,000)

	Convertible Preferred Class A Stock		Convertible Preferred Class B Stock		Common Stock		Additional Paid-in Capital	12% Convertible Debentures	Cumulative Transactions Adjustments	Accumulated Deficit	Deficit Accumulated During Development	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Net loss	—	—	—	—	—	—	—	—	—	—	(10,191,000)	(10,191,000)
Balances at December 31, 2003	1,000	—	—	—	4,411,459	44,000	10,678,000	—	(6,383,000)	(200,000)	(37,379,000)	(33,240,000)

Common stock issued upon conversion of preferred stock	(1,000)	—	—	—	5,567,027	56,000	(56,000)	—	—	—	—	—
Stock issued upon conversion of convertible notes	—	—	—	—	29,045,650	291,000	33,546,000	—	—	—	—	33,837,000
Issuance of convertible preferred stock Series A and B	7,426	7,095,000	—	—	—	—	—	—	—	—	—	7,095,000
Common stock issued as dividend on convertible preferred stock	—	—	—	—	571,964	6,000	120,000	—	—	—	(126,000)	—
Stock issued for services	—	—	—	—	54,216	—	105,000	—	—	—	—	105,000
Warrant issued for services	—	—	—	—	—	—	294,000	—	—	—	—	294,000
Stock issued upon conversion of 10% convertible debentures	—	—	—	—	3,511,988	35,000	1,020,000	—	—	—	—	1,055,000
Charge for fair value of warrants on preferred stock	—	—	—	—	—	—	2,279,000	—	—	—	(2,279,000)	—
Charge for embedded derivative on preferred stock	—	—	—	—	—	—	—	—	—	—	(1,375,000)	(1,375,000)
Stock issued upon conversion of convertible preferred stock	(1,782)	(1,782,000)	—	—	10,761,660	108,000	2,119,000	—	—	—	—	445,000
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	567,000	—	—	567,000
Net loss	—	—	—	—	—	—	—	—	—	—	(14,751,000)	(14,751,000)
Balances at December 31, 2004	5,644	5,313,000	—	—	53,923,964	540,000	50,105,000	—	(5,816,000)	(200,000)	(55,910,000)	(5,968,000)

Issuance of series A convertible preferred stock and related charge for embedded derivative	476	476,000	—	—	—	—	—	—	—	—	(140,000)	336,000
Conversion of series A convertible preferred stock to series A convertible 8% Notes	(2,705)	(2,705,000)	—	—	—	—	—	—	—	—	—	(2,705,000)
Conversion of series B convertible preferred stock to series B convertible 8% Notes	(1,840)	(1,840,000)	—	—	—	—	—	—	—	—	—	(1,840,000)
Charge for embedded derivative as a result of amendment of series B 8% on preferred stock	—	—	—	—	—	—	—	—	—	—	(460,000)	(460,000)

	Convertible Preferred Class A Stock		Convertible Preferred Class B Stock		Common Stock		Additional Paid-in Capital	12% Convertible Debentures	Cumulative Transactions Adjustments	Accumulated Deficit	Deficit Accumulated During Development	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Charge for warrants issued as compensation to a broker-dealer for series A and series B convertible preferred stock	—	331,000	—	—	—	—	—	—	—	—	(331,000)	—
Stock issued upon conversion of series A convertible preferred stock	(575)	(575,000)	—	—	4,737,619	48,000	672,000	—	—	—	—	145,000
Stock issued upon conversion of series A 8% Notes	—	—	—	—	54,100,000	541,000	3,090,000	—	—	—	—	3,631,000
Stock issued for interest on conversion of series A 8% Notes	—	—	—	—	3,402,198	34,000	169,000	—	—	—	—	203,000
Stock issued upon conversion of series B 8% Notes	—	—	—	—	36,800,000	368,000	1,932,000	—	—	—	—	2,300,000
Stock issued for interest on series B 8% Notes	—	—	—	—	2,710,100	27,000	167,000	—	—	—	—	194,000
Charge for warrants issued upon conversion of series A and B Notes and convertible preferred stock	—	—	—	—	—	—	2,534,000	—	—	—	(2,534,000)	—
Stock issued for conversion of January 2004 10% Debentures	—	—	—	—	41,828,376	418,000	2,536,000	—	—	—	—	2,954,000
Stock issued upon conversion of April 2004 10% Convertible Debentures	—	—	—	—	40,000,000	400,000	5,404,000	—	—	—	—	5,804,000
Stock issued for interest on conversion of April 2004 10% Debenture	—	—	—	—	2,619,000	26,000	170,000	—	—	—	—	196,000
Charge for embedded derivative related to 2005 Private Placement Units	—	—	—	—	—	—	—	—	—	—	(53,000)	(53,000)
Stock issued for conversion of 2005 Private Placement Units	—	—	—	—	5,020,000	50,000	253,000	—	—	—	—	303,000
Stock issued for interest on 8% Convertible Notes	—	—	—	—	1,198	—	—	—	—	—	—
Stock issued upon conversion of 8% notes	—	—	—	—	—	—	113,000	—	—	—	—	113,000
Warrants issued for services	—	—	—	—	—	—	241,000	—	—	—	—	241,000
Issuance of 12% Convertible Debenture and related deemed dividend for imbedded derivative	—	—	—	—	—	—	405,000	759,000	—	—	—	1,164,000

	Convertible Preferred Class A Stock		Convertible Preferred Class B Stock		Common Stock		Additional Paid-in Capital	12% Convertible Debentures	Cumulative Transactions Adjustments	Accumulated Deficit	Deficit Accumulated During Development	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Deemed dividend on 12% Convertible Debenture	—	—	—	—	—	—	—	148,000	—	—	(148,000)	—
Dividend on convertible preferred stock	—	—	—	—	—	—	—	—	—	—	(221,000)	(221,000)
Issuance of common stock per equity distribution agreement	—	—	—	—	18,204,601	182,000	245,000	—	—	—	—	427,000
Stock issued to broker-dealer as compensation for equity distribution agreement	—	—	—	—	2,988,745	30,000	300,000	—	—	—	—	330,000
Issuance of October 2005 8% Convertible Debenture and related warrants and beneficial conversion feature	—	—	—	—	—	—	3,000,000	—	—	—	—	3,000,000
Issuance of Portfolio Lenders II 15% Note and related warrants	—	—	—	—	—	—	80,000	—	—	—	—	80,000
Issuance of October 2005 10% Convertible Debenture and related warrants	—	—	—	—	—	—	218,000	—	—	—	—	218,000
Issuance of Class B preferred stock upon conversion of October 2005 10% Convertible debenture	—	—	100,000	8,822,000	—	—	—	—	—	—	—	8,822,000
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	1,815,000	—	—	1,815,000
Net loss											(21,972,000)	(21,972,000)

Balances at December 31, 2005	1,000	$1,000,000	100,000	$8,882,000	266,335,979	$2,664,000	$71,534,000	$907,000	($4,001,000)	($200,000)	($81,769,000)	($943,000)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2005
	2005	2004
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss per common shareholder	$(21,972,000)	$(14,751,000)	$(74,102,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,843,000	1,824,000	11,897,000
Warrants issued for services provided	241,000	—	241,000
In-process research and development expensed	—	—	3,700,000
Loss on sale of assets	—	57,000	108,000
Non cash financing and interest charges	11,463,000	3,926,000	19,427,000
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(120,000)	(106,000)	(240,000)
Accounts receivable, related parties	187,000	—	187,000
Inventories	(428,000)	(25,000)	(536,000)
Prepaid expenses and other current assets	237,000	(170,000)	(98,000)
Other assets	272,000	—	272,000
Accounts payable and accrued expenses	(127,000)	1,575,000	3,807,000

Net cash used in operating activities	(8,404,000)	(7,670,000)	(35,388,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(282,000)	(911,000)	(4,872,000)
Investment in intangibles	(102,000)	(143,000)	(376,000)
Cash received in connection with Share Exchanges	—	—	20,000
Deposit on equipment	(145,000)	(26,000)	(371,000)
Proceeds from sale of assets	—	21,000	154,000

Net cash used in investing activities	(529,000)	(1,059,000)	(5,445,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of loans from financial institutions	(741,000)	(408,000)	(2,869,000)
Repayments of March 2005 12% debentures	(500,000)		(500,000)
Proceeds of silent partnership loans	—	—	102,000
Proceeds (repayments) from related party loans	—	—	16,908,000
Proceeds from 10% convertible debentures, net of cost of issue	—	1,686,000	1,686,000
Proceeds from 12% convertible debentures, net of cost of issue	1,164,000	—	1,164,000
Proceeds from March 2005 12% debentures	2,500,000	—	2,500,000
Proceeds from series A & B units, net of cost of issue	476,000	3,550,000	4,026,000
Proceeds from sale of 2005 units	298,000	—	298,000
Proceeds from sale of common stock	758,000	—	758,000
Proceeds received from bridge notes	385,000	—	385,000
Proceeds from October 8% Convertible Debenture	2,765,000	—	2,765,000
Proceeds from Portfolio Leaders	400,000	—	400,000
Proceeds received from non-convertible promissory notes from related party	1,427,000	4,000,000	13,388,000

Net cash provided by financing activities	8,932,000	8,828,000	41,011,000

Effect of exchange rate changes on cash	(193,000)	14,000	(185,000)

Net increase (decrease) in cash and cash equivalents	(194,000)	113,000	43,000
Cash and cash equivalents, beginning of period	240,000	127,000	3,000

Cash and cash equivalents, end of period	$46,000	$240,000	$46,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$225,000	$678,000
Conversion of convertible debt into common stock	2,175,000	33,837,000	37,927,000
Conversion of convertible debt into preferred stock subject to rescission	—	3,545,000	3,545,000
Warrants issued for services	572,000	399,000	952,000
Stock issued as dividend on convertible preferred stock	—	126,000	126,000
Conversion bridge notes to debentures	—	3,000,000	3,000,000
Conversion of Series A and B notes into common stock	4,545,000	1,782,000	6,327,000
Conversion of January 2004 10% debentures into common stock	2,954,000	1,055,000	4,009,000
Capital contribution by affiliate of Arch Hill in lieu of debt payment	—	—	1,734,000
Exchange of preferred stock for convertible notes	4,545,000	—	4,545,000
Stock issued for interest	397,000	—	397,000
Stock issued for conversion of 8% convertible debentures	251,000	—	251,000
Conversion of October 2005 8% debenture into class A preferred stock	4,410,522	—	4,410,522
Exchange of subordinate loans – related party for convertible debentures and warrants	4,410,522	—	4,410,522
Conversion of Series A preferred stock into common stock	575,000	—	575,000

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have not been audited by an independent public accountant. The audit of the Company’s financial statements is not complete as of the date of this filing.

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

ESTIMATES AND UNCERTAINTIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities. Actual results, as determined at a later date, could differ from these estimates.

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

CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES

The Company accounts for debt with embedded conversion features and warrant issuances in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and EITF No. 00-27: Application of issue No. 98-5 to certain convertible instruments. Conversion features determined to be beneficial to the holder are valued at fair value and recorded to additional paid in capital. The Company determines the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. Any discount derived from determining the fair value of the beneficial conversion features and the warrants is amortized to financing costs over the remaining life of the debenture. The unamortized discount, if any, upon the conversion of the debentures is expensed to financing cost on a pro-rata basis.

Debt issued with variable conversion features are considered to be embedded derivatives and are accountable for in accordance with FASB 133 “Accounting for Derivative Instruments and Hedging Activities”. The fair value of the embedded derivative is recorded to derivative liability. Thus liability is required to be marked each reporting period. The resulting discount on the debt is amortized to interest expense over the life of the related debt.

LONG-LIVED ASSETS

The Company periodically evaluates the carrying value of long-lived assets when events and circumstances indicate the carrying amounts may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows expected to result from the use and eventual disposition from such assets are less than the carrying value. If the sum of the expected cash flows (undiscounted and without finance charges) is less than the carrying amount of the asset, the Company recognizes an impairment loss on the asset. In that event, a loss is recognized for the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined by quoted market prices in active markets, if available, or by using the anticipated cash flows discounted at a rate commensurate with the risks involved. The Company conducted an evaluation of the carrying values of the its long-lived assets, specifically its patents, at the end of 2005. In performing this evaluation, the Company analyzed and confirmed the continued applicability of these patented technologies in the Company’s products and their recoverability from projected future cash flows of the Company as embodied in the Company’s internal strategic forecast.

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

NET LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share. These shares were converted to Common Stock during 2004. The Company made such determination because: 1) Arch Hill Capital, which controls the Company, has the ability to authorize the necessary shares for conversion; 2) the preferred shares have no significant preferential rights above the common shares; and 3) the preferred shares will automatically convert at a later date upon proper share authorization. As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the years ended December 31, 2005 and 2004 was as follows:

	2005	2004
Series B Preferred Stock	264,103,114	—
Common Stock	184,408,087	32,612,005

Total	448,511,201	32,612,005

Due to net losses in the years ended December 31, 2005 and 2004, the effect of the potential common shares resulting from convertible promissory notes payable, stock options and warrants in those years were excluded, as the effect would have been anti-dilutive.

	2005	2004
Shares issuable under Series A Convertible Preferred Stock *	27,027,027	—
Shares issuable under 10% Convertible Debentures *	—	4,904,351
Shares issuable under April 2004 10% Convertible Debentures	—	16,437,370
Shares issuable under 8% Convertible Notes	1,843,137	—
Shares issuable under 12% Convertible Debentures	27,000,000	—
Shares issuable under 8% Debentures	50,000,000	—
Shares issuable under Portfolio Lenders Convertible Notes	800,000	—
Shares issuable under Outstanding Warrants	152,436,281	25,060,783
Shares issuable under Warrants issuable upon conversion of Series A and B Units *	27,027,027	2,452,176
Shares issuable under Options	131,258	151,759

	286,264,730	49,006,439

*	Assumes conversion of floating price instrument as of December 31 of the applicable year.

Total stock options and warrants outstanding were 152,567,539 and 25,212,542 as of December 31, 2005 and 2004, respectively. All of the Company’s options and warrants to purchase shares of common stock are at prices ranging from $0.03 to $3.70 per share and therefore were not included in the computation of diluted earnings per share because the exercise price of the options exceeds the average market price and would have been anti-dilutive.

The Company does not have enough shares of common stock authorized to issue shares of common stock to all holders of its convertible securities upon conversion of such securities. The Company intends to seek stockholder approval of an increase in the authorized number of shares of its common stock during the second fiscal quarter of 2006 to make available that number of shares of common stock as will be required for the conversion of all of the Company’s outstanding convertible securities and securities which may be issued as part of a new financing. Although the Company’s controlling stockholder has indicated its willingness to vote in favor of an increase in the authorized number of shares of Company common stock, no assurance can be given that the Company will be able to obtain a stockholder vote in favor of such an increase in a timely manner.

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

The Company plans to adopt SFAS No. 123(R) on January 1, 2006. This change in accounting is not expected to materially impact the Company’s financial position. The Company has not completed the calculation of this impact. However, because the Company currently accounts for share-based payments to its employees using the intrinsic value method, its results of operations have not included the recognition of compensation expense for the issuance of stock option awards.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective beginning January 1, 2006. SFAS No. 154 is not expected to have a significant impact on our financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial

Assets”. SFAS No. 155 will become effective for the Company’s fiscal year after September 15, 2006. The impact of SFAS No. 155 will depend upon the nature and extent of any new derivative instruments entered into after the effective date.

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 05-2, “The Meaning of `Conventional Convertible Debt Instrument’ in EITF No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-2”), which addresses when a convertible debt instrument should be considered `conventional’ for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2005, the FASB ratified the EITF’s Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (“EITF 05-7”), which addresses whether a modification to a conversion option that changes its fair value effects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-8: a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27 (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company’s operating plan seeks to minimize its capital requirements, but expansion of its production capacity to meet increasing sales and refinement of its manufacturing process and equipment will require additional capital. The Company expects that operating and production expenses will increase significantly as it continues to ramp up its production and continues its battery technology and develops, produces, sells and licenses products for commercial applications.

The Company has recently entered into a number of financing transactions (see Notes 6 and 9). The Company is continuing to seek other financing initiatives. The Company needs to raise additional capital to meet its working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities, including the sale of common stock under the Standby Equity Distribution Agreement. (See Note 9) The Company believes that if it raises approximately $15 million in debt and equity financings, including, under the Standby Equity Distribution Agreement, it would have sufficient funds to meet its needs for working capital and repayment of debt (approximately $11 million) and for capital expenditures (approximately $4 million) over the next twelve months.

No assurance can be given that the Company will be successful in completing any financings at the minimum level necessary to fund its capital equipment, debt repayment or working capital requirements, or at all. If the Company is unsuccessful in completing these financings, it will not be able to meet its working capital, debt repayment or capital equipment needs or execute its business plan. In such case the Company will assess all available alternatives including a sale of its assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 is summarized as follows:

Land and buildings	$2,617,000
Technical and laboratory equipment	5,710,000
Assets under construction and equipment deposit	201,000
Office equipment and other	638,000

9,166,000
Less: Accumulated depreciation and amortization	(3,747,000)

$5,419,000

Assets under construction at December 31, 2005 included equipment being constructed that was not yet placed into service.

NOTE 5—INTANGIBLES

Intangibles at December 31, 2005 are summarized as follows:

Patents	$10,148,000
Less: Accumulated amortization	(2,770,000)

Total	$7,378,000

Intangibles consist primarily of amounts relating to the core patented technology of LTC, as determined by an independent valuation, in connection with the allocation of the excess purchase price resulting from the Share Exchanges (see Note 1). Intangibles also include patents held by GAIA Holding.

Amortization expense on intangible assets was $849,000 in the year ended December 31, 2005. Estimated future amortization expense on intangible assets for the next five years, at December 31, 2005, is approximately $840,000 per year.

NOTE 6— LONG-TERM DEBT

December 31, 2005
Long-term debt is summarized as follows:
March 2005 12% Convertible Debenture	$2,000,000
8% Convertible Notes	47,000
Derivative Liability	1,000
Bridge Notes	385,000
October 2005 8% Debenture	707,000
Portfolio Lenders Convertible Note	316,000
Loans from Financial Institutions	1,629,000
Subordinated Loans from related party	3,387,000
Silent Partner Loans	2,289,000

Total Debt	$10,761,000
Less: Current maturities	(3,541,000)

Total Long-term debt	$7,220,000

JANUARY 2004 10% CONVERTIBLE DEBENTURES

In January 2004, the Company issued to an investment group $2,000,000 of January 2004 debentures with attached warrants to purchase up to 1,000,000 shares of common stock. Interest payments on the January 2004 debentures is payable in common stock at a price equal to the conversion price of common stock as described below. As of December 31, 2005, $0 in principal of January 2004 debentures were outstanding and approximately $200,000 in interest was due and payable in shares of common stock which is included in accrued interest on the accompanying balance sheet.

The warrants purchased by the January 2004 debenture holders entitle the January 2004 debenture holders to purchase 1,000,000 shares of LTC common stock at an exercise price of $2.00 per share. The warrants expire on January 20, 2009. The exercise price of the warrants is subject to reduction if the Company issues any rights, options or warrants to purchase shares of common stock at a price less than the market price of the Company’s shares as quoted on the OTC Bulletin Board, subject to certain exceptions and in connection with stock splits and similar events.

On May 5, 2004, the Company issued to the finder and affiliated persons in the January 2004 debenture financing warrants to purchase shares of LTC common stock pursuant to an investment banking services agreement. The warrants entitle the holders to purchase, in the aggregate, such number of shares of the common stock equal to 10% of the aggregate number of fully diluted and/or converted shares of common stock as are purchased by the January 2004 debenture holders. The exercise price per share of the warrants is equal to 110% of the effective per share price paid by the January 2004 debenture holders for the securities purchased by such debenture holders. On April 13, 2005, the Company terminated the investment banking services agreement with the finder for a payment of $80,000 and the finder agreed to remit all of the foregoing warrants and any additional warrants it would otherwise be entitled to under such agreement. The warrants were transferred to an investor who has provided financing to the Company and as of December 31, 2005, there was a total of 4,532,836 of such warrants outstanding at exercise prices ranging from $0.66 to $0.024. The warrants are exercisable until January 20, 2009.

The conversion feature resulted in the debentures being issued with an embedded derivative. Accordingly, pursuant to FASB 133 Accounting for Derivative Instruments and Hedging Activities, the Company recorded the entire $2,000,000 of the proceeds received to the liability for the derivative instrument based on the fair value of the embedded derivative. The $2,000,000 discount was recognized as interest over the two year life of the debentures or conversion date. The Company amortized 1,260,000 and 740,000 in 2004 and 2005, respectively to interest expense related to beneficial conversion on the accompanying consolidated statement of operations.

During the fiscal year ended December 31, 2004, $526,100 of January 2004 debentures were converted into an aggregate of 3,511,988 shares of common stock ($1,055,000 including derivative liability) at conversion prices ranging from $0.0858 to $0.60 per share. During the year ended December 31, 2005, $1,473,900 of January 2004 debentures were converted into an aggregate of 41,828,376 shares of common stock ($2,954,000 including derivative liability) at conversion prices ranging from $0.0363 to $0.0766 per share. As of December 31, 2005, all January 2004 debentures had been converted to common stock.

APRIL 2004 10% CONVERTIBLE DEBENTURES

In April 2004, the Company issued $3,000,000 of debentures (“April 2004 Debentures”) in the April 2004 Debt Exchange. In December 2004, $3,000,000 of April 2004 Debentures and accrued and unpaid interest were converted into 40,000,000 and 2,619,178 shares of common stock, respectively, of which 11,000,000 shares of Company common stock were delivered on May 31, 2005, and the balance of 31,619,178 shares were delivered on August 1, 2005. As a result, the Company recorded the conversion of $3,000,000 ($6,000,000 including derivative liability) of the debentures during 2005.

The April 2004 debentures were convertible at any time at the option of the holder into shares of Company common stock at the lesser of 50% of the average of the lowest three trading prices of Company common stock for the twenty trading days ending one trading day prior to the date the Company receives a conversion notice from a 10% debenture holder; or a fixed conversion price of $2.00. This conversion formula resulted in the debentures being issued with an embedded derivative. Accordingly, pursuant to FASB 133, the Company recorded the entire $3,000,000 to the derivative instrument based on the fair value of the embedded derivative. The $3,000,000 discount is being recognized as interest over the two year life of the debentures or conversion date whichever is earlier. The Company amortized $1,125,000 and $1,875,000 in 2004 and 2005, respectively, to interest expense related to beneficial conversion on the accompanying consolidated statement of operations.

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

SERIES A NOTES AND SERIES B NOTES

From August 2004 through January 2005, the Company sold $7,902,000 of its securities in a private placement. The Company closed on the sale of $4,357,000 of A Units (“A Units”) for cash ($476,000 in 2005). The Company also issued 1,705 of A Units in exchange for $1,705,000 of outstanding debt and 1,840 of B Units (“B Units”) in exchange for $1,840,000 of outstanding debt, in each case held by Arch Hill Capital.

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

The Series A Notes and Series B Notes bear interest at 8% per annum payable in shares of Company common stock at the conversion price. During the year ended December 31, 2005 the Company issued 3,402,198 and 2,710,100 shares of common stock to the converting Series A and Series B Noteholders, respectively for interest payable in shares.

During the fiscal year ended December 31, 2004, the holders of $1,797,000 principal of Series A Notes converted $1,782,000 of such notes into an aggregate of 10,761,660 shares of Company common stock at conversion prices ranging from $.15 to $.23 per share. During the year ended December 31, 2005, the holders of $575,000 of Series A Preferred Stock and the holders of $2,705,000 of 8% Series A Notes converted all of such notes into an aggregate of 4,737,619 and 54,100,000 shares of company common stock, respectively, at conversion prices ranging from $0.05 to $0.23 per share. One holder of $1,000,000 of Series A Units acquired 1,000 shares of Series A Preferred Stock (see Note 9). The holders of 1,840 B Units exchanged the right to receive Series B Preferred Stock into $1,840,000 principal of the Series B Notes which were converted into 36,800,000 shares of common stock. As of December 31, 2005 no Series A or B Notes were outstanding.

As of December 31, 2005, the 125% A Warrants were exercisable for 42,257,349 shares at exercise prices ranging from $0.0625 to $0.2875, the 150% A Warrants were excisable for 42,257,349 shares at exercise prices ranging from $0.075 to $0.345 and 18,400,000 125% B Warrants at an exercise price of $0.0625 and 18,400,000 150% B Warrants at an exercise price of $0.075 were exercisable. The Company recorded charges associated with these Warrants during the year ended December 31, 2005 in the amount of $2,534,000 at the fair value of these Warrants using the Black Scholes method.

The broker-dealer in the A and B Unit financing received as additional commission four year warrants to purchase 948,838 shares of Company common stock at prices ranging from $0.165 to $0.693 per share. The Company recorded a charge of approximately $331,000 as it related to the issuance of these shares in 2005, which has been reflected as a deemed dividend.

MARCH 2005 12% DEBENTURE

On March 11, 2005, the Company entered into a debenture purchase agreement with a third party lender, pursuant to which the Company issued debentures in the principal amount of $2,500,000. Pursuant to an amendment dated January 31, 2006, the original maturity date of June 15, 2006 was amended to December 31, 2006 and the original interest rate of 12% per year was amended to 15% per year effective as of October 15, 2005. No monthly payments of principal or interest are due and owing by the Company prior to December 31, 2006.

In connection with the debenture purchase agreement, the Company entered into an escrow agreement under which put notices under the standby equity distribution agreement were deposited and certain monies received under that agreement will be received and forwarded to the debentureholder if the Company does not repay the debenture from other sources of capital. As of December 31, 2005 $2,000,000 in principal of the debentures was outstanding.

8% CONVERTIBLE NOTES

During the year ended December 31, 2005, the Company sold $298,000 of equity units (the “2005 Units”) in a private placement. Each 2005 Unit, with a purchase price of $1,000 per Unit, consists of a convertible promissory note in the principal amount of $1,000 (the “8% Notes”) and one warrant for each share of common stock issued upon conversion of the 8% Notes to purchase one-half share of Company common stock. The 8% Notes are entitled to receive an 8% annual interest payment payable in shares of Company common stock.

During the year ended December 31, 2005, $251,000 principal of 8% Notes were converted into an aggregate of 5,020,000 shares of common stock at a conversion price of $0.05 per share and 1,198 shares of common stock were issued to the convertible Noteholders for interest payable in shares. The converting Noteholders were issued warrants to purchase 2,510,000 shares of common stock in the aggregate, at $0.0675 per share. As of December 31, 2005, $47,000 in principal of 8% Notes were outstanding.

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

The conversion feature resulted in the units being issued with an embedded derivative. Accordingly, the Company has recorded $53,000 as a derivative liability and a corresponding deemed dividend. In addition, the Company recorded a charge for the fair value of the warrants utilizing the Black-Scholes method issued upon conversion of the 8% Notes during the 3rd quarter 2005 of $113,000, which has been reflected in interest expense beneficial conversion feature on the accompanying consolidated statement of operations.

OCTOBER 2005 8% DEBENTURE

On October 7, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital pursuant to which the Company issued convertible debentures in the principal amount of $3,000,000. The debentures are convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to $0.06 per share. The debentures have a one-year term and accrue interest at 8% per year. Interest and principal payments on the debenture commence on January 1, 2006 and end on October 1, 2006 (See Note 10).

The Company can redeem the debentures upon three days prior written notice for any reason until January 5, 2006 with no prepayment premium and thereafter if the common stock is trading below the conversion price of $0.06 (50 million shares) at the time of a prepayment notice. Upon a redemption after January 5, 2006 the Company must pay a prepayment premium of 15% of any amounts prepaid.

The Company entered into a Pledge and Escrow Agreement pursuant to which the Company agreed to issue to Cornell Capital shares of common stock in the event of default under the debenture as security for its obligations thereunder. The Company also granted Cornell Capital a security interest in the assets of LTC. In the event of default, Cornell Capital, in addition to any other remedies, may convert any or all of the outstanding principal of the debentures into common stock at a fixed conversion price equal to $0.0128 per share (234,375,000 million shares).

Commissions to Cornell Capital in connection with this transaction included 7.5% cash compensation in the form of a discount to the purchase price of the debentures, or $225,000, and five-year warrants to purchase 20,000,000 shares of common stock at the following exercise prices: 10,000,000 at $0.06 per share, 5,000,000 at $0.07 per share and 5,000,000 at $0.10 per share. The Company also paid structuring fees to Yorkville Advisors Management of $10,000. The convertible debenture was issued with a $3,000,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method and the related beneficial conversion feature. The discount is being amortized as financing costs over the one year life of the debenture and $707,000 is reflected in interest expense related to beneficial conversion on the accompanying statement of operations for the year ended December 31, 2005.

DEBT EXCHANGE

On October 21, 2005, pursuant to a Debt Exchange Agreement between the Company, GAIA Holding, GAIA, Arch Hill Capital and Arch Hill Ventures, the Company exchanged approximately $4.4 million of debt and accrued interest owed by GAIA to Arch Hill Ventures for LTC equity securities as described below (the “Debt Exchange”).

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

The 10% convertible debentures issued to Arch Hill Ventures in the Debt Exchange (the “October 2005 debentures”) have a maturity date of October 21, 2007 at which time the principal amount and all accrued interest on the October 2005 debentures is due and payable. Interest payments on the October 2005 debentures are due and payable in cash quarterly, or at the option of Arch Hill Ventures, in Company common stock at a price equal to the conversion price of common stock commencing December 31, 2005. The October 2005 debentures are convertible at any time at the option of the holder into shares of Company common stock at the lesser of $2.00 and the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 50%. The Company recorded $4,411,000 as a derivative liability representing the fair value of the variable conversion feature on this note. As further discussed below, the Company, on October 24, 2005, converted the entire amount of the October 2005 10% Debentures into 100,000 shares of the Company’s Class B Preferred stock. Accordingly, the Company recorded the entire $4,411,000 as a current year charge to earnings.

The warrants are exercisable one year from issuance and thereafter only if the warrantholder has not sold any LTC equity securities within the prior six months and expire five years from the date of issuance. The warrants are subject to exercise price adjustments upon the occurrence of certain events including stock dividends, stock splits, mergers, reclassifications of stock or the Company’s recapitalization. The exercise price of the warrants is also subject to reduction if the Company issues any rights, options or warrants to purchase shares of its common stock at a price less than the market price of Common Stock as quoted on the OTC Bulletin Board. The convertible debenture was issued with a $218,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. As noted below, the Company , on October 24, 2005, converted the entire amount of these debentures into 100,000 shares of the Company’s Class B Preferred stock. Accordingly, the Company recorded the entire $218,000 as a current year charge to interest expense.

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

PORTFOLIO LENDERS II, LLC CONVERTIBLE NOTE

On December 6, 2005, the Company entered into a Bridge Loan Agreement pursuant to which the Company issued convertible notes in the principal amount of $400,000 (the “Notes”) to Portfolio Lenders II, LLC (the “Noteholder”) in a private placement. The Notes are convertible at the option of the Noteholder any time up to maturity at a conversion price equal to $0.50 per share. The Notes bear interest at 15% per annum, which was prepaid by the Company on the closing date. As of December 31, 2005, there was $400,000 ($316,000 net of discounts) in principal outstanding under the Notes.

The Notes are repayable upon the earliest to occur of the following: (1) (a) $200,000 shall be repaid by March 6, 2006; and (b) $200,000 shall be repaid by June 14, 2006; or (2) (a) $200,000 shall be repaid within two business days of the closing date of an investment of at least $3 million in the Company; and (b) $200,000 shall be repaid on the earliest of two business days of the closing date of a second investment of at least $2 million in the Company.

In connection with the issuance of the Notes, the Company entered into an escrow agreement under which put notices under the Standby Equity Distribution Agreement were deposited and certain monies received under that agreement will be received and forwarded to the Noteholder. As additional security, the Company has agreed to pledge to the Noteholder 14,000,000 shares of Company common stock once the Company has sufficient shares of common stock available for issuance.

Commissions to the Noteholder in connection with this transaction included 5% cash compensation in the form of a discount to the purchase price of the notes, or $20,000, and five-year warrants to purchase 2,000,000 shares of Company common stock at $0.03 per share. The convertible note was issued with a $80,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the six month life of the debenture and is reflected in interest expense beneficial conversion feature on the accompanying consolidated statement of operation.

The Company has agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issuable upon conversion of the notes and upon exercise of the warrants and to ensure that such Registration Statement is declared effective by May 5, 2006.

DERIVATIVE LIABILITY

The following table summarizes the activity within the derivative liability for the year ended December 31, 2005:

Balance as of December 31, 2004	5,410,000
Issuances:
Issuance of Series A Units (476,000)	140,000
Amendment to Series B Units	460,000
Issuance of 8% Notes ($298,000)	53,000
6,063,000

Conversions:
January 2004 10% Convertible Debentures	(1,480,000)
Series A and Series B Units	(1,531,000)
April 2004 10% Convertible Debentures	(3,000,000)
8% Notes ($251,000 Converted)	(52,000)

Balance as of December 31, 2005	$1,000

BRIDGE NOTES

The bridge notes were issued under a Bridge Financing Agreement, as amended, between LTC and Arch Hill Capital (the “Bridge Financing Agreement”). As of December 31, 2005, $385,000 of advances were outstanding under the Bridge Financing Agreement. The Notes bear interest at 6% per annum. The Bridge Financing Agreement does not contain a maximum amount of funding that may be advanced under such Agreement. The amount of any additional notes provided will be related to the working capital advances made by Arch Hill Capital to the Company.

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $1,629,000 as of December 31, 2005, that are collateralized by the following assets of GAIA: (i) land and buildings in an amount up to $1,140,000 and (ii) machinery, equipment and patents in an amount of $2,436,000 as collateral for the mortgage loan. The loans bear interest between 5.75% and 6.75% per annum and are scheduled to be repaid by December 31, 2014.

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill Ventures, a related party, which totaled $3,387,000 as of December 31, 2005. The loans bear cumulative interest at 6% per annum. Under the subordinated loan agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA. Approximately $4.1 million of these loans were exchanged into Company securities during the fourth quarter 2005. (See “Debt Exchange” above)

SILENT PARTNERSHIP LOANS-NON-RELATED PARTIES

Two other parties have provided silent partnership loans to GAIA which remain outstanding at December 31, 2005. Frankendael Participatiemaatschappij N.V. (“Frankendael”) has provided a partnership loan of $481,000, which bears interest at 6% per annum. Technologie-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan of $1,850,000, which bears interest at 6% per annum. GAIA is not required to pay the interest under the Frankendael Partnership Agreement until GAIA has generated an accumulated profit amounting to $4,627,000. The total amount payable to Frankendael and TBG under the Partnership Agreements at December 31, 2005 is $2,289,000.

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

NOTE 7—INCOME TAXES

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of December 31, 2005 is as follows:

	Foreign	Domestic	Total
Tax loss carry forwards	$15,561,000	$14,600,000	$30,161,000
Net difference between tax base and US GAAP book values	442,000	3,650,000	4,092,000

	16,003,000	18,250,000	34,253,000
Less valuation allowance	(16,003,000)	(18,250,000)	(34,253,000)

	$—	$—	$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

Valuation allowance, December 31, 2004	$34,379,000
Reduction	(126,000)

Valuation allowance, December 31, 2005	$34,253,000

At December 31, 2005, the Company had net operating loss carryforwards for United States Federal income tax purposes of approximately $42,000,000 expiring in the years 2008 through 2025 and net operating loss carryforwards of approximately $36,500,000 for Pennsylvania state income tax purposes, expiring in the years 2007 through 2015.

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

NOTE 8— COMMITMENTS AND CONTINGENCIES

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

Leasing expenses were approximately $231,000 for the year ended December 31, 2005.

LITIGATION

The Company is not involved in any material legal proceedings.

EMPLOYMENT AND CONSULTING AGREEMENTS

On June 20, 2005, the Board of Directors approved the employment of Andrew J. Manning for a period of three years as the President and Chief Operating Officer of Lithium Technology Corporation at a salary of $275,000 per year retroactive to January 1, 2005.

On June 20, 2005, the Board of Directors approved the employment of William F. Hackett for a period of three years as the Chief Financial Officer, Executive Vice President and Treasurer of Lithium Technology Corporation at a salary of $275,000 per year, with an annual discretionary bonus of up to 25% of Mr. Hackett’s salary (with a minimum of $34,375 for 2005).

GAIA entered into an Agreement with Dr. Klaus Brandt providing for an annual salary of €170,000 ($253,545) from April 1, 2005 through December 31, 2007 with respect to the services of Dr. Brandt as the Managing Director of GAIA.

GAIA had entered into a four year Consultancy Agreement with RTU Ralf Tolksdorf Unternehmensberatung GmbH (the “RTU Consultancy Agreement) effective September 1, 2002 with respect to the services of Ralf Tolksdorf as the Managing Director of Finances, Organization etc. of GAIA. RTU represented Mr. Tolksdorf. The RTU Consultancy Agreement was terminated and GAIA and Mr. Tolksdorf entered into a Services Agreement pursuant to which Mr. Tolksdorf has been employed as a Managing Director of GAIA. The agreement has a term of June 1, 2005 through May 31, 2008 and provides for an annual salary of €168,000 ($250,562).

LTC had a services agreement with Bridgehead Partners as extended, from June 1, 2004 to June 30, 2005 pursuant to which Bridgehead Partners performed financial reporting and related services. John J. McGovern, Chief Financial Officer of LTC from June 25, 2004 through June 20, 2005, is the Chairman and Managing Director of Bridgehead Partners. From January 1, 2005 through June 30, 2005 the Company paid a $15,000 per month retainer to Bridgehead Partners. Mr. McGovern also received a $35,000 performance bonus and five year fully vested warrants for 200,000 shares of LTC common stock with an exercise price of $0.064. The original Bridgehead Partners services agreement provided for a $10,000 per month retainer from June 1, 2004 through December 31, 2004 and five year warrants for 100,000 shares of LTC common stock with an exercise price of $1.91. Mr. Mc Govern resigned as Chief Financial Officer of LTC as of June 20, 2005.

On July 12, 2004, the Company entered into a Consulting Agreement with Ilion Technology Corporation (“Ilion”) pursuant to which Ilion was to provide technology consulting services to the Company in the lithium battery field in consideration of $15,000 and a four year warrant to purchase 35,000 shares of Company common stock at an exercise price of $1.37 (the “Consulting Agreement”). The Consulting Agreement had a term of July 12, 2004 to September 15, 2004 (the “Term”) unless extended. If, by the end of the Term, the shares of Company common stock owned by Ilion (the “Shares”) were not purchased in a private transaction pursuant to an Agreement dated July 12, 2004 between Ilion and the purchaser named therein or otherwise, the Term would be extended on a month to month basis. During any such extension, the Company was obligated to make payments to Ilion of $24,100 per month commencing on September 15, 2004 and ending on August 15, 2005 and Ilion would be obligated to transfer 1/12 of the Shares to the Company. In the event the Company did not make any such monthly payment, Ilion was entitled to 1/12 of the Shares for each month that the payment was not made. The Company did not make any monthly payments and Ilion retained all of the Shares.

NOTE 9—STOCKHOLDERS’ EQUITY

AMENDMENT OF CERTIFICATE OF INCORPORATION

On July 28, 2005, the Company filed an Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, to increase the number of authorized shares of the Company’s common stock to 750 million shares and preferred stock to 100 million shares. Of the 100 million authorized shares of preferred stock, the Company designated 1,000 shares as Series A Convertible Preferred Stock, which the Company delivered to an investor in the private placement of A Units which concluded in January 2005 (see Note 6). On July 29, 2005, the Company filed a Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to reflect in one document all of the changes to the Company’s Certificate of Incorporation as amended through July 28, 2005.

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

SERIES B PREFERRED STOCK

The Company has authorized and outstanding 100,000 shares of Series B Convertible Preferred Stock. These preferred shares were issued in connection with the Debt Exchange in October 2005 as described in Note 6 above. The shares of Series B Convertible Preferred Stock are not entitled to receive dividends in shares of the Company’s common stock. The 100,000 shares of convertible preferred stock are convertible into an aggregate of 264,103,114 shares of common stock and has voting rights equal to 264,103,114 shares of common stock.

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

The conversion feature resulted in the debentures being issued with an embedded derivative. Accordingly, the Company has recorded approximately $405,000 of the proceeds received to additional paid-in capital based on the fair value of the embedded beneficial conversion feature. The $405,000 discount will be recognized as a deemed dividend over the six month period to the earliest conversion date. Additionally, the discount related to the $150,000 of compensation plus $36,000 of fees and $30,000 (4,532,836 warrants) of warrants issued in connection with issuing the debentures will be recognized as a deemed dividend over the two year life of the debentures or the conversion date, which ever is earlier.

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

During the year ended December 31, 2005, the Company sold 18,204,601 shares of common stock to Cornell Capital for $800,000 in gross proceeds pursuant to the Standby Equity Distribution Agreement at prices ranging from $0.0304 to $0.0647 per share. Of such proceeds, the Company paid commitment fees to Cornell of 5% of the gross proceeds, or $40,000 in the aggregate and the Company paid structuring fees to Yorkville Advisors Management aggregating $2,000, with net proceeds to the Company of $758,000 from such sales. The Company also issued 2,988,745 shares of Company common stock as equity issuance costs in 2005 at a fair value of $330,000.

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

2002 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 2002 Stock Incentive Plan (the “2002 Plan”) in January 2002. The 2002 Plan terminates in 2012. A total of 350,000 shares of common stock are reserved and available for grant. No options were granted for the years ended December 31, 2004 and 2005. The exercise price of an option granted under the 2002 Plan will not be less than the fair market value of the Company’s common stock on the date of grant; however, for any non-qualified Stock Option the option price per share of common stock, may alternatively be fixed at any price deemed to be fair and reasonable, as of the date of the grant. Options granted that are not vested will be cancelled immediately upon termination of the grantee’s employment or association with LTC, except in certain situations such as retirement, death or disability. Vested options are exercisable for up to sixty months upon termination of the Grantee’s employment or association with LTC.

Options under the 1994 Stock Plan, the Directors Plan, the 1998 Plan and the 2002 Plan as of December 31 as summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding, December 31, 2002	158,765	$5.00
Cancelled	898	—

Outstanding, December 31, 2003	157,867	$5.00
Cancelled	6,108	5.55

Outstanding, December 31, 2004	151,759	$4.98

Cancelled	20,501	5.40

Outstanding, December 31, 2005	131,258	$4.94

Options exercisable, December 31, 2005	131,258	4.94

The following table summarizes information about stock options outstanding at December 31, 2005:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$2.20	750	$2.20	3.5 years	750	$2.20
$2.30	2,000	$2.30	4 years	2,000	$2.30
$2.80	1,000	$2.80	7.5 years	1,000	$2.80
$4.00	37,500	$4.00	7 years	37,500	$4.00
$4.40	730	$4.40	4 years	730	$4.40
$5.00	667	$5.00	4 years	667	$5.00
$5.20	67,296	$5.20	4.5 years	67,296	$5.20
$5.60	18,065	$5.60	5 years	18,065	$5.60
$9.60	3,250	$9.60	4 years	3,250	$9.60
Total	131,258	4.94		131,258	4.94

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

WARRANTS

Warrants as of December 31 are summarized as follows:

	2005
	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2003	994,307	$3.1000
Issued	24,900,783	1.3300
Exercised	—	—
Expired	834,307	3.0000

Outstanding, December 31, 2004	25,060,783	$1.3445

Issued	127,375,498	$0.115

Outstanding December 31, 2005	152,436,281	$0.469

Exercisable December 31, 2005	152,436,281	$0.469

The following table summarizes information about warrants outstanding at December 31, 2005:

Range of Exercise Price	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Warrants Exercisable	Weighted Average Exercise Price
$0.0820	100,000	$0.0820	4 Years	100,000	$0.0820
$0.0880	25,000	$0.0880	4 Years	25,000	$0.0880
$0.0940	25,000	$0.0940	4 Years	25,000	$0.0940
$0.0970	50,000	$0.0970	4 Years	50,000	$0.0970
$0.0990	25,000	$0.0990	4 Years	25,000	$0.0990
$0.1000	25,000	$0.1000	4 Years	25,000	$0.1000
$0.1650	13,334	$0.1650	5 Years	13,334	$0.1650
$0.1760	25,000	$0.1760	4 Years	25,000	$0.1760
$0.1760	43,750	$0.1760	5 Years	43,750	$0.1760
$0.1870	246,471	$0.1870	5 Years	246,471	$0.1870
$0.1875	1,836,677	$0.1875	5 Years	1,836,677	$0.1875
$0.1980	128,889	$0.1980	5 Years	128,889	$0.1980
$0.2000	1,106,250	$0.2000	5 Years	1,106,250	$0.2000
$0.2125	1,297,067	$0.2125	5 Years	1,297,067	$0.2125
$0.2200	25,000	$0.2200	4 Years	25,000	$0.2200
$0.2200	100,500	$0.2200	5 Years	100,500	$0.2200
$0.2250	2,475,567	$0.2250	5 Years	2,475,567	$0.2250
$0.2400	1,106,250	$0.2400	5 Years	1,106,250	$0.2400
$0.2500	415,000	$0.2500	5 Years	415,000	$0.2500
$0.2550	1,297,067	$0.2550	5 Years	1,297,067	$0.2550
$0.2700	638,890	$0.2700	5 Years	638,890	$0.2700

	$0.2875	86,958	$0.2875	5 Years	86,958	$0.2875
	$0.3000	415,000	$0.3000	5 Years	415,000	$0.3000
	$0.3450	86,958	$0.3450	5 Years	86,958	$0.3450
	$0.3520	25,000	$0.3520	4 Years	25,000	$0.3520
	$0.3630	25,758	$0.3630	5 Years	25,758	$0.3630
	$0.5280	53,959	$0.5280	4.5 Years	53,959	$0.5280
	$0.6600	25,000	$0.6600	4 Years	25,000	$0.6600
	$0.6930	41,438	$0.6930	4.5 Years	41,438	$0.6930
	$1.3700	35,000	$1.3700	4 Years	35,000	$1.3700
	$1.9100	100,000	$1.9100	4.5 Years	100,000	$1.9100
	$1.6390	1,000,000	$1.6390	4 Years	1,000,000	$1.6390
	$1.6870	1,500,000	$1.6870	4.5 Years	1,500,000	$1.6870
	$2.2000	10,000	$2.2000	2 Years	10,000	$2.2000
	$2.4000	10,500,000	$2.4000	4.5 Years	10,500,000	$2.4000
	$3.7000	90,000	$3.7000	3 Years	90,000	$3.7000
	$3.7000	60,000	$3.7000	3 Years	60,000	$3.7000
	Balance as of December 31, 2004	25,060,783			25,060,783
	$.0625 -.0750	17,000,000	$0.069	5 Years	17,000,000	$0.069
	$.0625 -.0750	3,000,000	$0.069	5 Years	3,000,000	$0.069
	$0.024 -0.094	4,182,836	$0.051	4.5 Years	4,182,836	$0.051
	$0.03	2,000,000	$0.030	5 Years	2,000,000	$0.030
	$.0625 -.0750	70,900,000	$0.069	4 Years	70,900,000	$0.069
	$0.38	2,205,262	$0.380	4 Years	2,205,262	$0.380
	$0.064	200,000	$0.064	4 Years	200,000	$0.064
	$.0625 -.0750	200,000	$0.069	4 Years	200,000	$0.069
	$.15 - .18	41,668	$0.165	4 Years	41,668	$0.165
	$.225 - .27	555,558	$0.248	4 Years	555,558	$0.248
	$.15 - .18	1,318,596	$0.165	4 Years	1,318,596	$0.165
	$.15 - .18	2,091,676	$0.165	4 Years	2,091,676	$0.165
	$.17 - .21	71,430	$0.190	4 Years	71,430	$0.190
	$.15 - .18	208,334	$0.165	4 Years	208,334	$0.165
	$.17 - .21	35,716	$0.190	4 Years	35,716	$0.190
	$.0625 -.0750	200,000	$0.069	4 Years	200,000	$0.069
	$0.055	11,000	$0.055	3 Years	11,000	$0.055
	$0.055	260,000	$0.055	3 Years	260,000	$0.055
	$0.055	20,000	$0.055	3 Years	20,000	$0.055
	$0.187	58,422	$0.187	3 Years	58,422	$0.187
	$0.055	30,000	$0.055	3 Years	30,000	$0.055
	$0.055	235,000	$0.055	3 Years	235,000	$0.055
	$0.0675	2,550,000	$0.068	4 Years	2,550,000	$0.068
	$.06-.10	20,000,000	$0.077	5 Years	20,000,000	$0.077
$
	Balance as of December 31, 2005	152,436,281			152,436,281

NOTE 10—SEGMENTS

Segment Information

SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” (SFAS 131), defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the way it organizes its business for making operating decisions and assessing performance, the Company has determined that it has two separable reportable operating segments.

Management reviews its Domestic Operations and its European Operations to evaluate performance and resources. Management has aggregated its operations into one industry segment since its Domestic and European Operations are similar and meet the aggregation criteria of SFAS 131, “Disclosures about segments of an enterprise and related information”.

Geographic information is as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Revenues	$920,000	$286,00
Domestic Operations	884,000	480,000

European Operations	$1,804,000	$766,000

Long-lived assets
Domestic Operations	$7,524,000
European Operations	5,273,000
	$12,797,000

NOTE 11—SUBSEQUENT EVENTS

October 2005 8% Debenture

On January 31, 2006, the Company entered into an amendment of the 8% debenture held by Cornell Capital (the “First Amendment”) which provided that all payments of principal and accrued interest on the debenture otherwise due on or before March 15, 2006 were due on March 15, 2006. The First Amendment also provided that in the event the Company closes on any debt or equity financing, the Company must use fifty percent of the proceeds of the new financing (net of placement fees and commissions) to repay principal and interest outstanding under the debenture.

The First Amendment further provided that in the event the Company did not repay all outstanding principal and accrued interest on the debenture on March 15, 2006, (i) the Company must repay $900,000 of principal and accrued interest on March 15, 2006 and repay the balance of the outstanding principal and interest on the debenture over seven equal payments commencing April 1, 2006 until October 1, 2006, and (ii) the exercise price of the 20,000,000 Warrants issued to Cornell Capital in connection with the debenture would be reduced to $0.0128 on a pro-rata basis in relation to the amount of principal of the debenture not repaid by the Company as of March 15, 2006.

The First Amendment also provided that at any time prior to March 15, 2006 the Company could at its option with three business days advance written notice redeem a portion or all amounts outstanding under the debenture in an amount equal to the principal amount outstanding and accrued interest being redeemed. No redemption premium was due by the Company for a redemption of the debenture prior to March 15, 2006. The debenture was not convertible from January 31, 2006 through March 15, 2006 provided the Company was current on its payment obligations under the debenture. In consideration of the First Amendment of the debenture and related agreements, the Company paid Cornell Capital a fee of $100,000. As of March 15, 2006, $3,000,000 in principal plus accrued interest was outstanding on the debenture.

On March 21, 2006, the Company entered into a second amendment with Cornell Capital (the “Second Amendment”) whereby the Company amended the following provisions of the debenture. All payments of principal and accrued interest on the debenture otherwise due on or before March 15, 2006 are due on June 15, 2006. In the event the Company closes on any debt or equity financing the Company must use fifty percent (50%) of the proceeds of the new financing (net of placement fees and commissions) to repay principal and interest outstanding under the debenture. In the event the Company does not repay all outstanding principal and accrued interest on the debenture on June 15, 2006, the Company must repay $1,800,000 of principal and accrued interest on June 15, 2006 and repay the balance of the outstanding principal and interest on the debenture over four equal monthly payments commencing July 1, 2006 until October 1, 2006.

The Second Amendment further provides that debentures are convertible from March 21, 2006 with four business days advance written notice (the “Advance Conversion Notice”) after June 15, 2006, the debentures are convertible without delivery of an Advance Conversion Notice. The conversion price of the debenture is reduced from $0.06 to $0.03 per share as of March 21, 2006, provided, however, if there is an Event of Default under the debenture the conversion price will be reduced to $0.0128. At any time from March 21, 2006, including after receipt of an Advance Conversion Notice and before the expiration of the four business day advance notice period, the Company may, at its option, redeem a portion or all amounts outstanding under the debenture in an amount equal to the principal amount outstanding and accrued interest being redeemed and a payment of a premium by the Company equal to fifteen percent (15%) of the redemption amount subject to two (2) business days’ advanced written notice for any redemption on or before June 15, 2006 and subject to three (3) business days’ advanced written notice for any redemption after June 15, 2006.

In the Second Amendment, the Company amended the Warrants issued to Cornell Capital in connection with the debenture as follows. The Warrants will be exercisable to purchase an additional 20,000,000 shares of common stock for a total of 40,000,000 shares. The exercise price of the 40,000,000 warrant shares is $0.03 per share, provided, however that in the event the Company does not repay all outstanding principal and accrued interest on the debenture on June 15, 2006, then on June 15, 2006 the exercise price of the Warrants will be reduced to $0.0128 on a pro-rata basis in relation to the amount of principal of the debenture not repaid by the Company as of June 15, 2006.

In the Second Amendment the Company amended the provision that was contained in the Registration Rights Agreement, as amended, entered into in connection with the debenture. The Company must file an amendment to the registration statement covering the shares of common stock issuable upon conversion of the debenture and Warrants with the Securities and Exchange Commission by April 20, 2006.

Stand by Equity Distribution Agreement

During the period January 1, 2006 through March 31, 2006, the Company sold 77,960,047 shares of common stock to Cornell Capital for $1,600,000 pursuant to the Standby Equity Distribution Agreement at prices ranging from $0.0161 to $0.0280. Of such proceeds, the Company paid commitment fees to Cornell Capital of 5% of the gross proceeds, or $80,000 in the aggregate and the Company paid structuring fees to Yorkville Advisors Management aggregating $4,000, with net proceeds to the Company of $1,516,000 from such sales.

As of March 31, 2006, the Company sold an aggregate of 102,099,366 shares of common stock to Cornell Capital for $2,600,000 pursuant to the Standby Equity Distribution Agreement since August 2005 at prices ranging from $0.0161 to $0.0647 per share. Of such proceeds, the Company paid commitment fees to Cornell Capital of 5% of the gross proceeds, or $130,000 in the aggregate and the Company paid structuring fees to Yorkville Advisors Management aggregating $6,500, with net proceeds to the Company of $2,463,500 from such sales.

Portfolio Lenders II, LLC Convertible Note

In March 2006, the Company repaid $200,000 of principal due on the $400,000 Notes held by Portfolio Lenders II, LLC and $1,726 of interest.

Lease

On March 31, 2006, the Company entered into an amendment to the Lease Agreement with PMP Whitemarsh Associates for the Plymouth Meeting, Pennsylvania facility. The amendment provides for a one-year lease extension that commenced on April 1, 2006 and ends on March 31, 2007. The base annual rent under the lease under the amendment is $156,000.