Form 10QSB
period 2006-03-31
LITHIUM TECHNOLOGY CORP
filed 2006-05-22
CIK 804154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 5, 2006, 387,397,176 shares of common stock.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

SEC2334(9-05)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a current valid OMB control number.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2006

INDEX

		PAGE
	PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets—March 31, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss-Three Months Ended March 31, 2006 and 2005, and period from February 12, 1999 (inception of development stage) to March 31, 2006	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)—Three Months Ended March 31, 2006	5

	Condensed Consolidated Statements of Cash Flows—Three Months Ended March 31, 2006 and 2005, and period from February 12, 1999 (inception of development stage) to March 31, 2006	6

	Notes to Consolidated Financial Statements—March 31, 2006	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

ITEM 3.	CONTROLS AND PROCEDURES	34

	PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	35

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	35

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	36

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	36

ITEM 5.	OTHER INFORMATION	36

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	36

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2006	December 31, 2005
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$164,000	$46,000
Accounts receivable	313,000	241,000
Inventories	885,000	569,000
Prepaid expenses and other current assets	485,000	488,000

Total current assets	1,847,000	1,344,000

Property and equipment, net	5,423,000	5,419,000
Intangibles, net	7,163,000	7,378,000
Other assets	284,000	201,000

Total assets	14,717,000	14,342,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,798,000	$2,699,000
Accrued salaries	179,000	175,000
Accrued interest	636,000	464,000
Current portion of long term debt	2,791,000	3,541,000
Deferred Revenue	1,000,000	—
Other current liabilities and accrued expenses	1,263,000	1,186,000

Total current liabilities	8,667,000	8,065,000
LONG-TERM LIABILITIES, LESS CURRENT PORTION
Subordinated loans from related party	5,391,000	3,387,000
Other long-term liabilities, less current portion	3,416,000	3,084,000
Convertible debt securities	83,000	749,000

Total long-term liabilities	8,890,000	7,220,000

Total liabilities	17,557,000	15,285,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share, Authorized – 100,000,000 shares
Series A Convertible Preferred Stock, par value $0.01 per share, authorized, issued and outstanding: 1,000 shares	1,000,000	1,000,000
Series B Convertible Preferred Stock, par value $0.01 per share, authorized, issued and outstanding: 100,000 shares	8,822,000	8,822,000
12% convertible debentures	981,000	907,000
Common stock, par value $.01 per share, Authorized – 750,000,000 shares; Issued and outstanding: 350,230,744 and 266,335,979 shares	3,502,000	2,664,000
Additional paid-in capital	76,297,000	71,534,000
Cumulative translation adjustments	(5,182,000)	(4,001,000)
Accumulated deficit	(200,000)	(200,000)
Deficit accumulated during development stage	(88,060,000)	(81,769,000)

Total stockholders’ deficit	(2,840,000)	(943,000)

Total liabilities and stockholders’ deficit	$14,717,000	$14,342,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2006
	2006	2005
REVENUES
Development contracts and prototype sales	$525,000	$142,000	$3,588,000

COSTS AND EXPENSES
Cost of goods sold	464,000	—	2,872,000
Engineering, research and development	677,000	1,570,000	22,543,000
General and administrative	962,000	1,120,000	19,165,000
Sales and marketing	82,000	—	561,000
Depreciation and amortization	464,000	450,000	12,361,000
Intangibles expensed	—	—	3,700,000
Loss (gain) on sale of assets	—	—	108,000

	2,649,000	3,140,000	61,310,000
OTHER INCOME (EXPENSE)
Foreign government subsidies	—	1,000	2,842,000
Interest expense, net of interest income	(813,000)	(725,000)	(11,700,000)
Interest expense related to amortization of discount on convertible debt	(2,404,000)	(848,000)	(12,719,000)

	(3,217,000)	(1,572,000)	(21,578,000)

NET LOSS	$(5,341,000)	$(4,570,000)	$(79,443,000)

Charge for embedded derivatives, warrants and beneficial conversion, preferred shares	(74,000)	(845,000)	(8,100,000)
Dividends on preferred shares	(20,000)	(113,000)	(517,000)

NET LOSS TO COMMON SHAREHOLDERS	(5,435,000)	(5,528,000)	(88,060,000)
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	(1,181,000)	246,000	(5,182,000)

COMPREHENSIVE LOSS	$(6,616,000)	$(5,282,000)	$(93,242,000)

Weighted average number of common shares outstanding:	569,327,514	59,259,391

Basic and diluted net loss per share:	$(0.01)	$(0.09)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Convertible Preferred Class A Stock		Convertible Preferred Class B Stock		Common Stock		Additional Paid-in Capital	12% Convertible Debentures	Cumulative Transactions Adjustments	Accumulated Deficit	Deficit Accumulated During Development	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2005	1,000	$1,000,000	100,000	$8,822,000	266,335,979	$2,664,000	$72,490,000	$907,000	$(4,001,000)	$(200,000)	$(82,625,000)	$(943,000)
Issuance of Common Stock Per Equity Distribution Agreement					83,894,765	838,000	867,000					1,205,000
Deemed Dividends on 12% Convertible Debenture								74,000			(74,000)	—
Conversion Price Adjustment on October 2005 8% Convertible Debenture							2,640,000					2,640,000
Warrants Issued for Services							300,000					300,000
Dividend on Convertible Preferred Stock											(20,000)	(20,000)
Foreign Currency Translation Adjustments									(1,181,000)			(1,181,000)
Net Loss											(5,341,000)	(5,341,000)

Balances at March 31, 2006	1,000	$1,000,000	100,000	$8,822,000	350,230,744	$3,502,000	$76,297,000	$981,000	$(5,182,000)	$(200,000)	$(88,060,000)	$(2,840,000)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,		PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2006
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss per common shareholder	$(5,341,000)	$(4,570,000)	$(79,443,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	464,000	450,000	12,361,000
Warrants issued for services provided		—	241,000
In-process research and development expensed		—	3,700,000
Loss on sale of assets		—	108,000
Non cash financing and interest charges	2,404,000	1,533,000	21,831,000
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(72,000)	47,000	(312,000)
Accounts receivable, related parties	—	—	187,000
Inventories	(316,000)	31,000	(852,000)
Prepaid expenses and other current assets	3,000	13,000	(95,000)
Other assets	(140,000)	—	132,000
Deferred revenue	1,000,000	—	1,000,000
Accounts payable and accrued expenses	353,000	363,000	4,159,000

Net cash used in operating activities	(1,645,000)	(2,133,000)	(36,983,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(91,000)	(10,000)	(4,963,000)
Investment in intangibles	(36,000)	(3,000)	(412,000)
Cash received in connection with Share Exchanges	—	—	20,000
Deposit on equipment	—	(119,000)	(371,000)
Proceeds from sale of assets	—	—	154,000

Net cash used in investing activities	(127,000)	(132,000)	(5,572,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of loans from financial institutions	(55,000)	(131,000)	(2,924,000)
Repayments of March 2005 12% debentures	—	—	(500,000)
Proceeds (repayment) of silent partnership loans	—	—	102,000
Proceeds (repayments) from related party loans	823,000	—	16,908,000
Proceeds from 10% convertible debentures, net of cost of issue	—	—	1,686,000
Proceeds from 12% convertible debentures, net of cost of issue	—	2,500,000	1,164,000
Proceeds from March 2005 12% debentures	—	—	2,500,000
Proceeds from series A & B units, net of cost of issue	—	476,000	4,026,000
Proceeds from sale of 2005 units	—	—	298,000
Proceeds from sale of common stock	1,705,000	—	2,463,000
Proceeds (repayments) received from bridge notes	(350,000)	—	35,000
Proceeds from October 8% Convertible Debenture		—	2,765,000
Proceeds (repayments) from Portfolio Lenders	(200,000)	—	200,000
Proceeds received from non-convertible promissory notes from related party		908,000	14,211,000

Net cash provided by financing activities	1,923,000	3,753,000	42,934,000

Effect of exchange rate changes on cash	(33,000)	(3,000)	(218,000)

Net increase (decrease) in cash and cash equivalents	118,000	1,485,000	161,000
Cash and cash equivalents, beginning of period	46,000	226,000	3,000

Cash and cash equivalents, end of period	$164,000	$1,711,000	$164,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$40,000	$678,000
Conversion of convertible debt into common stock	—	—	37,927,000
Conversion of convertible debt into preferred stock	—	—	3,545,000
Stock issued as dividend on convertible preferred stock	—	—	126,000
Warrants issued for services	—	178,000	952,000
Conversion bridge notes to debentures	—	—	3,000,000
Conversion of Series A and B notes into common stock	—	555,000	6,327,000
Conversion of January 2004 10% debentures into common stock	—	761,000	4,009,000
Capital contribution by affiliate of Arch Hill in lieu of debt payment	—	—	1,734,000
Exchange of preferred stock for convertible notes	—	—	4,545,000
Stock issued for interest	—	—	397,000
Stock issued for conversion of 8% convertible debentures	—	—	251,000
Conversion of October 2005 8% debenture into class A preferred stock	—	—	4,410,522
Exchange of subordinate loans – related party for convertible debentures and warrants	—	—	4,410,522
Conversion of Series A preferred stock into common stock	—	—	575,000
Conversion price adjustment on October 2005 8% debenture	2,640,000	—	2,640,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s financial statements included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005. Operating results for three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any interim period.

The accompanying unaudited condensed consolidated financial statements have not been reviewed by an independent public accountant. The audit of the Company’s financial statements for the year ended December 31, 2005 has not yet been completed. After such audit is completed the accompanying financial statements for the quarter ended March 31, 2006 will be reviewed by the Company’s independent public accountant.

NOTE 2—ORGANIZATION, BUSINESS OF THE COMPANY AND RECENT DEVELOPMENTS

In 2002, Lithium Technology Corporation (“LTC” or the “Company”) closed share exchanges in which LTC acquired ownership of 100% of GAIA Holding B.V. (“GAIA Holding”) from Arch Hill Ventures, NV, a private company limited by shares, incorporated under the laws of the Netherlands (“Arch Hill Ventures”), which is controlled by Arch Hill Capital NV (“Arch Hill Capital”), a private company limited by shares, incorporated under the laws of the Netherlands (the “Share Exchanges”). In November 2004, Arch Hill Capital and Arch Hill Ventures transferred all LTC securities owned by such entities to Stichting Gemeenschappelijk Bezit GAIA (“Stichting GAIA”) and Stichting Gemeenschappelijk Bezit LTC (“Stichting LTC”), entities controlled by Arch Hill Capital.

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

LONG-LIVED ASSETS

The Company periodically evaluates the carrying value of long-lived assets when events and circumstances indicate the carrying amounts may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows expected to result from the use and eventual disposition from such assets are less than the carrying value. If the sum of the expected cash flows (undiscounted and without finance charges) is less than the carrying amount of the asset, the Company recognizes an impairment loss on the asset. In that event, a loss is recognized for the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined by quoted market prices in active markets, if available, or by using the anticipated cash flows discounted at a rate commensurate with the risks involved. The Company conducted an evaluation of the carrying values of its long-lived assets, specifically its patents, at the end of 2005. In performing this evaluation, the Company analyzed and confirmed the continued applicability of these patented technologies in the Company’s products and their recoverability from projected future cash flows of the Company as embodied in the Company’s internal strategic forecast.

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

NET LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share. These shares were converted to Common Stock during 2004. The Company made such determination because: 1) Arch Hill Capital, which controls the Company, has the ability to authorize the necessary shares for conversion; 2) the preferred shares have no significant preferential rights above the common shares; and 3) the preferred shares will automatically convert at a later date upon proper share authorization. As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Series B Preferred Stock	264,103,114	—
Common Stock	350,230,744	59,259,391

Total	614,333,858	59,259,391

Due to net losses in the three months ended March 31, 2006 and 2005, the effect of the potential common shares resulting from convertible promissory notes payable, stock options and warrants in those years were excluded, as the effect would have been anti-dilutive.

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

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which is an amendment to APB Opinion No. 29. It states that the exchanges on nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, FSAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance”. FSAS No. 153 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not normally enter into exchanges that could be considered nonmonetary, accordingly, we do not expect the adoption of SFAS 153 to have a material impact on the Company’s financial statements.

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

The Company has recently entered into a number of financing transactions (see Notes 7, 9 and 12). The Company is continuing to seek other financing initiatives. The Company needs to raise additional capital to meet its working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities, including the sale of common stock under the Standby Equity Distribution Agreement. (See Note 9) The Company believes that if it raises approximately $15 million in debt and equity financings, including, under the Standby Equity Distribution Agreement, it would have sufficient funds to meet its needs for working capital and repayment of debt (approximately $11 million) and for capital expenditures (approximately $4 million) over the next twelve months.

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

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2006 and December 31, 2005 is summarized as follows:

	March 31	December 31
		(Unaudited)
Land and buildings	2,617,000	2,617,000
Technical and laboratory equipment	5,774,000	5,710,000
Asset under construction and equipment deposit	145,000	201,000
Office equipment and other	647,000	638,000

	9,183,000	9,166,000

Less: Accumulated depreciation and amortization	(3,760,000)	(3,747,000)

	5,423,000	5,419,000

Assets under construction at March 31, 2006 included equipment being constructed that was not yet placed into service.

NOTE 6—INTANGIBLES

Intangibles at March 31, 2006 and December 31, 2005 are summarized as follows:

	March 31	December 31
		(Unaudited)
Patents	$10,066,000	$10,148,000
Less: Accumulated amortization	(2,903,000)	(2,770,000)
Total	$7,163,000	$7,378,000

Intangibles consist primarily of amounts relating to the core patented technology of LTC, as determined by an independent valuation, in connection with the allocation of the excess purchase price resulting from the Share Exchanges (see Note 2). Intangibles also include patents held by GAIA Holding.

Amortization expense on intangible assets was $208,000 and $849,000, respectively, in the three months ended March 31, 2006 and the year ended December 31, 2005. Estimated future amortization expense on intangible assets for the next five years, at March 31, 2006, is approximately $840,000 per year.

NOTE 7—LONG-TERM DEBT

March 31, 2006
Long-term debt is summarized as follows:

March 2005 12% Convertible Debenture	$2,000,000
8% Convertible Notes	47,000
Derivative Liability	1,000
Bridge Notes	35,000
October 2005 8% Debenture	120,000
Portfolio Lenders Convertible Note	166,00
Loans from Financial Institutions	1,574,000
Subordinated Loans from related party	5,391,000
Silent Partner Loans	2,347,000

Total Debt	$11,681,000

Less: Current maturities	(2,791,000)

Total Long-term debt	$8,890,000

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

In connection with the debenture purchase agreement, the Company entered into an escrow agreement under which put notices under the standby equity distribution agreement were deposited and certain monies received under that agreement will be received and forwarded to the debentureholder if the Company does not repay the debenture from other sources of capital. As of March 31, 2006 $2,000,000 in principal of the debentures was outstanding.

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

During the year ended December 31, 2005, $251,000 principal of 8% Notes were converted into an aggregate of 5,020,000 shares of common stock at a conversion price of $0.05 per share and 1,198 shares of common stock were issued to the convertible Noteholders for interest payable in shares. The converting Noteholders were issued warrants to purchase 2,510,000 shares of common stock in the aggregate, at $0.0675 per share. As of March 31, 2006, $47,000 in principal of 8% Notes were outstanding.

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

The conversion feature resulted in the units being issued with an embedded derivative. Accordingly, the Company recorded $53,000 as a derivative liability and a corresponding deemed dividend.

OCTOBER 2005 8% DEBENTURE

On October 7, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners LP pursuant to which the Company issued convertible debentures in the principal amount of $3,000,000 with an original conversion price equal to $0.06 per share. The debentures have a one-year term and accrue interest at 8% per year.

On January 31, 2006, the Company entered into an amendment of the debenture held by Cornell Capital (the “First Amendment”) which provided that all payments of principal and accrued interest on the debenture otherwise due on or before March 15, 2006 were due on March 15, 2006. The First Amendment also provided that in the event the Company closes on any debt or equity financing, the Company must use fifty percent of the proceeds of the new financing (net of placement fees and commissions) to repay principal and interest outstanding under the debenture.

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

The First Amendment also provided that at any time prior to March 15, 2006 the Company could at its option with three business days advance written notice redeem a portion or all amounts outstanding under the debenture in an amount equal to the principal amount outstanding and accrued interest being redeemed. No redemption premium was due by the Company for a redemption of the debenture prior to March 15, 2006. The debenture was not convertible from January 31, 2006 through March 15, 2006 provided the Company was current on its payment obligations under the debenture. In consideration of the First Amendment of the debenture and related agreements, the Company paid Cornell Capital a fee of $100,000 and recorded this fee as a debt issue cost to be amortized over the life of the debenture. As of March 15, 2006, $3,000,000 in principal plus accrued interest was outstanding on the debenture.

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

The Second Amendment further provides that the debenture is convertible from March 21, 2006 with four business days advance written notice (the “Advance Conversion Notice”) and after June 15, 2006, the debentures are convertible without delivery of an Advance Conversion Notice. The conversion price of the debenture was reduced from $0.06 to $0.03 per share as of March 21, 2006, provided, however, if there is an Event of Default under the debenture the conversion price will be reduced to $0.0128. The Company calculated the additional beneficial conversion feature to be $2,640,000 under EITF 00-27: Application of Issue 98-5 to Certain Convertible Instruments. $1,364,000 of this beneficial conversion feature was recorded as additional debt discount with the remainder carried to earnings in the current period. At any time from March 21, 2006, including after receipt of an Advance Conversion Notice and before the expiration of the four business day advance notice period, the Company may, at its option, redeem a portion or all amounts outstanding under the debenture in an amount equal to the principal amount outstanding and accrued interest being redeemed and a payment of a premium by the Company equal to fifteen percent (15%) of the redemption amount subject to two (2) business days’ advanced written notice for any redemption on or before June 15, 2006 and subject to three (3) business days’ advanced written notice for any redemption after June 15, 2006.

In the Second Amendment, the Company amended the Warrants issued to Cornell Capital in connection with the debenture to purchase an additional 20,000,000 shares of common stock for a total of 40,000,000 shares. The exercise price of the 40,000,000 warrant shares was reduced to $0.03 per share, provided, however that in the event the Company does not repay all outstanding principal and accrued interest on the debenture on June 15, 2006, then on June 15, 2006 the exercise price of the Warrants will be reduced to $0.0128 on a pro-rata basis in relation to the amount of principal of the debenture not repaid by the Company as of June 15, 2006. The Company recorded an additional charge to earnings upon the issuance of the additional 20,000,000 warrants of $300,000 during the current period. In addition, the Company determined that the warrant price reset resulted in no additional incremental value being attributable to the debenture.

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

Commissions paid to Cornell Capital in connection with this transaction at the time of execution of the Securities Purchase Agreement included 7.5% cash compensation in the form of a discount to the purchase price of the debentures, or $225,000, and five-year warrants to purchase 20,000,000 shares of common stock at the following exercise prices: 10,000,000 at $0.06 per share, 5,000,000 at $0.07 per share and 5,000,000 at $0.10 per share. The Company also paid structuring fees to Yorkville Advisors Management of $10,000. The convertible debenture was issued with a $3,000,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black

Scholes method and the related beneficial conversion feature. The discount is being amortized as interest expense over the one year life of the debenture and $777,000 is reflected in interest expense related to beneficial conversion for the three months ended March 31, 2006.

As of March 31, 2006, $3,000,000 in principal of the debentures was outstanding.

PORTFOLIO LENDERS II, LLC CONVERTIBLE NOTE

On December 6, 2005, the Company entered into a Bridge Loan Agreement pursuant to which the Company issued convertible notes in the principal amount of $400,000 (the “Notes”) to Portfolio Lenders II, LLC (the “Noteholder”) in a private placement. The Notes are convertible at the option of the Noteholder any time up to maturity at a conversion price equal to $0.50 per share. The Notes bear interest at 15% per annum, of which $22,500, representing ninety days of interest, was prepaid by the Company on the closing date. During the quarter ended March 31, 2006, $200,000 in principal and $1,726 of interest was repaid on the Notes. As of March 31, 2006, there was $200,000 in principal outstanding under the Notes, which is repayable on the earliest of June 14, 2006 or two business days of the closing date of an investment of at least $3 million in the Company.

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

DERIVATIVE LIABILITY

The following table summarizes the activity within the derivative liability for the three months ended March 31, 2006:

Balance as of December 31, 2005	1,000

Issuances:	—
Conversions:	—

Balance as of March 31, 2006	1,000

BRIDGE NOTES

The bridge notes were issued under a Bridge Financing Agreement, as amended, between LTC and Arch Hill Capital (the “Bridge Financing Agreement”). As of March 31, 2006, $35,000 of advances were outstanding under the Bridge Financing Agreement. The Notes bear interest at 6% per annum. The Bridge Financing Agreement does not contain a maximum amount of funding that may be advanced under such Agreement. The amount of any additional notes provided will be related to the working capital advances made by Arch Hill Capital to the Company.

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has loans from financial institutions, which totaled $1,574,000 as of March 31, 2006, that are collateralized by the following assets of GAIA: (i) land and buildings in an amount up to $1,140,000 and (ii) machinery, equipment and patents in an amount of $2,436,000 as collateral for the mortgage loan. The loans bear interest between 5.75% and 6.75% per annum and are scheduled to be repaid by December 31, 2014.

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill Ventures, a related party, which totaled $5,391,000 as of March 31, 2006. The loans bear cumulative interest at 6% per annum. Under the subordinated loan agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA.

SILENT PARTNERSHIP LOANS-NON-RELATED PARTIES

Two other parties have provided silent partnership loans to GAIA which remain outstanding at March 31, 2006. Frankendael Participatiemaatschappij NV (“Frankendael”) has provided a partnership loan of $481,000, which bears interest at 6% per annum. Technologie-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan of $1,850,000, which bears interest at 6% per annum. GAIA is not required to pay the interest under the Frankendael Partnership Agreement until GAIA has generated an accumulated profit amounting to $4,627,000. The total amount payable to Frankendael and TBG under the Partnership Agreements at March 31, 2006 is $2,347,000.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

The Company leases a 12,400 square foot research facility and corporate headquarters in a freestanding building at 5115 Campus Drive in Plymouth Meeting, Pennsylvania pursuant to a Lease Agreement dated July 22, 1994, as amended, between PMP Whitemarsh Associates and the Company. The Company is currently leasing the facility under a one-year lease extension that ends on March 31, 2007. The annual rent under the lease is $156,000 from April 1, 2006 to March 31, 2007.

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

FINANCIAL ADVISORY AGREEMENT

On February 1, 2006, the Company entered into a Financial Advisory and Investment Banking Agreement with North Coast Securities Corporation (“North Coast”) for a term of one year. North Coast will provide the Company with advice regarding investor and public relations, shareholder communications, corporate structure and finance and acquisitions, dispositions and other similar transactions for a 12-month period pursuant to the agreement. For its services under the agreement, North Coast received an initial payment of $15,000 and is entitled to a monthly fee of $10,000 and five year warrants to purchase 500,000 shares of Company common stock at an exercise price of $0.04 per share, which was issued on May 12, 2006.

NOTE 9—STOCKHOLDER’S EQUITY

AUTHORIZED SHARES

The Company is authorized to issue 750 million shares of the common stock and 100 million shares of preferred stock. Of the 100 million authorized shares of preferred stock, the Company designated 1,000 shares as Series A Convertible Preferred Stock, which the Company delivered to an investor in the private placement of A Units which concluded in January 2005 and 100,000 shares of Series B Convertible Preferred Stock which the Company delivered to Arch Hill Capital in connection with a debt exchange in October 2005.

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

SERIES B PREFERRED STOCK

The Company has authorized and outstanding 100,000 shares of Series B Convertible Preferred Stock, which were issued on November 14, 2005. The shares of Series B Convertible Preferred Stock are not entitled to receive dividends in shares of the Company’s common stock. The 100,000 shares of convertible preferred stock are convertible into an aggregate of 264,103,114 shares of common stock and have voting rights equal to 264,103,114 shares of common stock.

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

During the period January 1, 2006 through March 31, 2006, the Company sold 83,894,765 shares of common stock to Cornell Capital for $1,800,000 pursuant to the Standby Equity Distribution Agreement at prices ranging from $0.0161 to $0.0280. Of such proceeds, the Company paid commitment fees to Cornell Capital of 5% of the gross proceeds, or $90,000 in the aggregate and the Company paid structuring fees to Yorkville Advisors Management aggregating $5,000, with net proceeds to the Company of $1,705,000 from such sales.

As of March 31, 2006, the Company sold an aggregate of 102,099,366 shares of common stock to Cornell Capital for $2,600,000 pursuant to the Standby Equity Distribution Agreement since August 2005 at prices ranging from $0.0161 to $0.0647 per share. Of such proceeds, the Company paid commitment fees to Cornell Capital of 5% of the gross proceeds, or $130,000 in the aggregate and the Company paid structuring fees to Yorkville Advisors Management aggregating $6,500, with net proceeds to the Company of $2,132,000, net of 373,000 of debt issue costs, from such sales.

NOTE 11—SEGMENTS

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

Geographic information is as follows:

Three Months Ended March 31, 2006
Revenues
Domestic Operations	$310,000
European Operations	358,000

Long-lived assets, net	$668,000

Domestic Operations	7,312,000
European Operations	5,274,000

$12,586,000

NOTE 12—SUBSEQUENT EVENTS

STANDBY EQUITY DISTRIBUTION AGREEMENT

During the period April 1, 2006 through May 5, 2006, the Company sold 36,166,432 shares of common stock to Cornell Capital for $600,000 pursuant to the Standby Equity Distribution Agreement at prices ranging from $0.0166 to $0.0130. Of such proceeds, the Company paid commitment fees to Cornell Capital of 5% of the gross proceeds, or $30,000 in the aggregate and the Company paid structuring fees to Yorkville Advisors Management aggregating $1,500, with net proceeds to the Company of $586,500 from such sales.

MAY 2006 12% CONVERTIBLE DEBENTURES

On May 4, 2006, the Company sold $500,000 of equity units (the “2006 Units”) in a private placement. Each 2006 Unit, with a purchase price of $100,000 per unit, consists of (i) a 12% convertible debenture in the principal amount of $100,000 (the “12% Debentures”), (ii) 100,000 warrants to purchase Company common stock at an exercise price of $0.20 per share (the “.20 Warrants”), (iii) 100,000 warrants to purchase Company common stock at an exercise price of $0.25 per share (the “.25 Warrants”), and (iv) 50,000 warrants to purchase Company common stock at an exercise price equal to the Conversion Price (as defined below) of the 12% Debentures (the “Conversion Price Warrants”). The 12% Debentures are entitled to receive a 12% annual interest payment payable semi-annually at the option of the Company in cash or shares of Company common stock valued at the then applicable conversion price of the 12% Debentures on June 30 and December 31 of each year beginning on December 31, 2006 or at the time of conversion of the principal to which such interest relates.

The holder of the 12% Debentures has a one-time conversion right during the period from May 4, 2006 through the date 30 days after the registration statement covering the shares of common stock underlying the 2006 Units is declared effective with the United States Securities and Exchange Commission (the “First Conversion Period”) to convert the 12% Debentures at a price equal to 100% of the average closing price of Company common stock on the OTC-BB for the 30 trading days immediately preceding the day upon which the Company receives a conversion notice from such Debentureholder (the “First Conversion Period Price”). After the First Conversion Period the 12% Debentures are convertible at the election of the holder, at any time after November 4, 2007 and through May 3, 2010 (the “Second Conversion Period”) at a price equal to 100% of the average closing price of Company common stock on the OTC-BB for the 30 trading days immediately preceding the day upon which the Company receives a conversion notice from the 12% Debentureholder, provided however, the conversion price during the Second Conversion Period will not be lower than $0.25 per share or higher than $0.50 per share (the “Second Conversion Period Price”).

The unpaid principal amount of the Debentures plus accrued and unpaid interest will be due on May 4, 2010 if the Debentures have not been converted by the holder or redeemed by the Company prior to that date (the “Maturity Date”). The Debentures are redeemable by the Company at any time prior to the Maturity Date of May 4, 2010 by payment of the unpaid principal amount of the Debentures plus accrued and unpaid interest plus a redemption premium equal to 50% of the principal amount of the Debentures being redeemed (the “Redemption Price”). No redemption premium is due on the repayment of the Debentures on the Maturity Date of May 4, 2010.

The $0.20 and $0.25 Warrants are exercisable for a period of five years commencing on November 4, 2007. The Conversion Price Warrants are exercisable by the Debentureholder for a period of five years commencing on or after the date subsequent to November 3, 2007 on which all of the Debentures have been converted and through November 4, 2012. if the Debentureholder does not convert all of the Debentures by the Maturity Date of May 4, 2010, the Conversion Price Warrants will be cancelled on that date. The $0.20 Warrants, the $0.25 Warrants and the Conversion Price Warrants each contain cash-less exercise provisions.

The 2006 Unitholder has the following registration rights with respect to the shares of common stock into which the Debentures are convertible and warrants are exercisable. The Company has agreed to file with the SEC a registration statement covering the underlying shares of common stock on or before the 90th day after the last closing of the sale of 2006 Units and to use its best efforts to have the registration statement declared effective within 60 days of filing.

No commissions were paid in connection with the issuance of the 2006 Units.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the financial statements and the accompanying notes thereto included elsewhere in this Report.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the successful commercialization of our batteries, future demand for our products, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, our ability to consummate future financings and other risks and uncertainties, certain of which are beyond our control. Additional factors that could affect the Company’s forward-looking statements include, among other things: the delay of the audit of the financial statements for the fiscal year ended December 31, 2005; negative reactions from the Company’s stockholders, creditors, customer or employees to the delay in providing audited financial information; the impact and result of any litigation (including private litigation), or of any investigation by the Securities and Exchange Commission or any investigation by any other governmental agency related to the Company; and the Company’s ability to ensure timely, effective and accurate financial reporting. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO

THREE MONTHS ENDED MARCH 31, 2005

REVENUES FROM DEVELOPMENT CONTRACTS AND PROTOTYPE SALES increased by $383,000 or 270% in the three months ended March 31, 2006 from $142,000 in the same period in 2005. We also had income from foreign government subsidiaries of $1,000 in 2005. The increase in revenues from development contracts and prototypes sales and decrease in income from foreign government subsidiaries is a result of our movement during the last two years from the product and process development and refinement stage to the early production stage of our products.

COST OF GOODS SOLD was $464,000 for the three months ended. In the year ended December 31, 2004, the costs of manufacturing pre-production and scale up units were reported as part of Engineering, Research and Development Expenses.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES during the three months ended March 31, 2006 decreased by 57% to $677,000 from $1,570,000 in the same period in 2005. These expenses are primarily from our advancement of technology in large high rate battery applications. These expenses relate to material consumed in the continued refinement of production process, as well as increased engineering and development time dedicated to advancement of manufacturing processes as well as time associated with the installation of new production equipment.

GENERAL AND ADMINISTRATIVE EXPENSES during the three months ended March 31, 2006 decreased by $158,000 or approximately 14% to $962,000 from $1,120,000 in the same period in 2005.

SALES AND MARKETING EXPENSES were $82,000 for the three months ended March 31, 2006. Sales and marketing expenses represents costs incurred from sales associates and participation in trade shows relating to the sale of cells and/or batteries.

DEPRECIATION AND AMORTIZATION during the three months ended March 31, 2006 increased by $14,000 or 3% to $464,000 from $450,000 in the same period in 2005.

INTEREST EXPENSE, NET OF INTEREST INCOME AND INTEREST EXPENSE RELATED TO BENEFICIAL CONVERSION for the three months ended March 31, 2006 increased by $1,644,000 or 10.5% to $3,217,000 from $1,573,000 in the same period in 2005. Interest expense mainly represents interest accrued on the March, June and October 2005 debentures, as well as the amortization of the discount on the October 2005 debenture and charges related to the conversion price reset of the October 2005 debentures. See Note 7 within the Condensed Consolidated Financial Statements contained herein.

CHARGE FOR EMBEDDED DERIVATIVE AND WARRANTS – PREFERRED SHARES AND DIVIDENDS ON PREFERRED SHARES were $74,000 and $845,000, respectively, in the three months ended March 31, 2006 and 2005.

NET LOSS TO COMMON SHAREHOLDERS $5,341,000 or $.01 per share for the three months ended March 31, 2006 as compared to a net loss of $4,570,000 or $(0.09) per share for the three months ended March 31, 2005. The increase in net loss for the quarter was principally due to the increase in interest expense related to the conversion price reset on the October 2005 8% Debenture.

ACCUMULATED DEFICIT. Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of March 31, 2006, our accumulated deficit was $88,060,000.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

At March 31, 2006, cash and cash equivalents were $164,000. Total liabilities at March 31, 2006 were $17,557,000 consisting of current liabilities in the aggregate amount of $8,667,000 and long-term liabilities in the amount of $8,890,000. At March 31, 2006, assets included $885,000 in inventories, property and equipment, net, of $5,423,000, net intangibles of $7,163,000, and prepaid expenses and other assets of $769,000. As of March 31, 2006, our working capital deficit was $6,820,000 as compared to $6,721,000 at December 31, 2005. We expect to incur substantial operating losses as we continue our commercialization efforts.

Our debt at March 31, 2006 was as follows:

March 31, 2006
March 2005 12% Convertible	$2,000,000
8% Convertible Notes	47,000
Derivative Liability	1,000
Bridge Notes	35,000
October 2005 8% Debenture	120,000
Portfolio Lenders Convertible Note	166,000
Loans from Financial Institutions	1,574,000
Subordinated Loans from related party	5,391,000
Silent Partner Loans	2,347,000

Total Debt	$11,681,000
Less: Current maturities	(2,791,000)

Total Long-term debt	$8,890,000

For more detailed information on long-term liabilities, see Note 7 to our financial statements contained herein.

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

MAY 2006 12% CONVERTIBLE DEBENTURES

On May 4, 2006, we sold $500,000 of equity units (the “2006 Units”) in a private placement. Each 2006 Unit, with a purchase price of $100,000 per unit, consists of (i) a 12% convertible debenture in the principal amount of $100,000 (the “12% Debentures”), (ii) 100,000 warrants to purchase our common stock at an exercise price of $0.20 per share (the “.20 Warrants”), (iii) 100,000 warrants to purchase our common stock at an exercise price of $0.25 per share (the “.25 Warrants”), and (iv) 50,000 warrants to purchase Company common stock at an exercise price equal to the Conversion Price (as defined below) of the 12% Debentures (the “Conversion Price Warrants”). The 12% Debentures are entitled to receive a 12% annual interest payment payable semi-annually at our option in cash or shares of our common stock valued at the then applicable conversion price of the 12% Debentures on June 30 and December 31 of each year beginning on December 31, 2006 or at the time of conversion of the principal to which such interest relates.

The holder of the 12% Debentures has a one-time conversion right during the period from May 4, 2006 through the date 30 days after the registration statement covering the shares of common stock underlying the 2006 Units is declared effective with the United States Securities and Exchange Commission (the “First Conversion Period”) to convert the 12% Debentures at a price equal to 100% of the average closing price of our common stock on the OTC-BB for the 30 trading days immediately preceding the day upon which we receive a conversion notice from such Debentureholder (the “First Conversion Period Price”). After the First Conversion Period the 12% Debentures are convertible at the election of the holder, at any time after November 4, 2007 and through May 3, 2010 (the “Second Conversion Period”) at a price equal to 100% of the average closing price of our common stock on the OTC-BB for the 30 trading days immediately preceding the day upon which we receive a conversion notice from the 12% Debentureholder, provided however, the conversion price during the Second Conversion Period will not be lower than $0.25 per share or higher than $0.50 per share (the “Second Conversion Period Price”).

The unpaid principal amount of the Debentures plus accrued and unpaid interest will be due on May 4, 2010 if the Debentures have not been converted by the holder or redeemed by us prior to that date (the “Maturity Date”). The Debentures are redeemable by us at any time prior to the Maturity Date of May 4, 2010 by payment of the unpaid principal amount of the Debentures plus accrued and unpaid interest plus a redemption premium equal to 50% of the principal amount of the Debentures being redeemed (the “Redemption Price”). No redemption premium is due on the repayment of the Debentures on the Maturity Date of May 4, 2010. No commissions were paid in connection with the issuance of the 2006 Units.

The $0.20 and $0.25 Warrants are exercisable for a period of five years commencing on November 4, 2007. The Conversion Price Warrants are exercisable by the Debentureholder for a period of five years commencing on or after the date subsequent to November 3, 2007 on which all of the Debentures have been converted and through November 4, 2012. If the Debentureholder does not convert all of the Debentures by the Maturity Date of May 4, 2010, the Conversion Price Warrants will be cancelled on that date. The $0.20 Warrants, the $0.25 Warrants and the Conversion Price Warrants each contain cash-less exercise provisions.

The 2006 Unitholder has the following registration rights with respect to the shares of common stock into which the Debentures are convertible and warrants are exercisable. The Company has agreed to file with the SEC a registration statement covering the underlying shares of common stock on or before the 90th day after the last closing of the sale of 2006 Units and to use its best efforts to have the registration statement declared effective within 60 days of filing.

No commissions were paid in connection with the issuance of the 2006 Units.

PORTFOLIO LENDERS BRIDGE FINANCING

On December 6, 2005, we entered into a Bridge Loan Agreement pursuant to which we issued convertible notes in the principal amount of $400,000 (the “Notes”) to Portfolio Lenders II, LLC (the “Noteholder”) in a private placement. The Notes are convertible at the option of the Noteholder any time up to maturity at a conversion price equal to $0.50 per share. The Notes bear interest at 15% per annum, of which $22,500, representing ninety days of interest, was prepaid by us on the closing date.

During the quarter ended March 31, 2006, $200,000 in principal and $1,726 of interest was repaid on the Notes. As of March 31, 2006, there was $200,000 in principal outstanding under the Notes, which is repayable on the earliest of June 14, 2006 or two business days of the closing date of an investment of at least $3 million in the Company.

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

ARCH HILL BRIDGE FINANCING

Arch Hill Capital and LTC entered into a bridge financing agreement in December 2001 and Arch Hill Ventures and GAIA entered into a bridge financing agreement in December 2000. At various times during 2005 and 2006, Arch Hill Capital advanced funds to LTC under the bridge financing agreement. As of March 31, 2006, $35,000 of advances were outstanding under the Arch Hill Capital bridge financing agreement.

OCTOBER 2005 8% CONVERTIBLE DEBENTURE (CORNELL CAPITAL)

On October 7, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners LP pursuant to which the Company issued convertible debentures in the principal amount of $3,000,000 with an original conversion price equal to $0.06 per share. The debentures have a one-year term and accrue interest at 8% per year.

On January 31, 2006, the Company entered into an amendment of the debenture held by Cornell Capital (the “First Amendment”) which provided that all payments of principal and accrued interest on the debenture otherwise due on or before March 15, 2006 were due on March 15, 2006. The First Amendment also provided that in the event the Company closes on any debt or equity financing, the Company must use fifty percent of the proceeds of the new financing (net of placement fees and commissions) to repay principal and interest outstanding under the debenture.

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

The First Amendment also provided that at any time prior to March 15, 2006 the Company could at its option with three business days advance written notice redeem a portion or all amounts outstanding under the debenture in an amount equal to the principal amount outstanding and accrued interest being redeemed. No redemption premium was due by the Company for a redemption of the debenture prior to March 15, 2006. The debenture was not convertible from January 31, 2006 through March 15, 2006 provided the Company was current on its payment obligations under the debenture. In consideration of the First Amendment of the debenture and related agreements, the Company paid Cornell Capital a fee of $100,000 and recorded this fee as a debt issue cost to be amortized over the life of the debenture. As of March 15, 2006, $3,000,000 in principal plus accrued interest was outstanding on the debenture.

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

The Second Amendment further provides that the debenture is convertible from March 21, 2006 with four business days advance written notice (the “Advance Conversion Notice”) and after June 15, 2006, the debentures are convertible without delivery of an Advance Conversion Notice. The conversion price of the debenture was reduced from $0.06 to $0.03 per share as of March 21, 2006, provided, however, if there is an Event of Default under the debenture the conversion price will be reduced to $0.0128. The Company calculated the additional beneficial conversion feature to be $2,640,000 under EITF 00-27: Application of Issue 98-5 to Certain Convertible Instruments. $1,364,000 of this beneficial conversion feature was recorded as additional debt discount with the remainder carried to earnings in the current period. At any time from March 21, 2006, including after receipt of an Advance Conversion Notice and before the expiration of the four business day advance notice period, the Company may, at its option, redeem a portion or all amounts outstanding under the debenture in an amount equal to the principal amount outstanding and accrued interest being redeemed and a payment of a premium by the Company equal to fifteen percent (15%) of the redemption amount subject to two (2) business days’ advanced written notice for any redemption on or before June 15, 2006 and subject to three (3) business days’ advanced written notice for any redemption after June 15, 2006.

In the Second Amendment, the Company amended the Warrants issued to Cornell Capital in connection with the debenture to purchase an additional 20,000,000 shares of common stock for a total of 40,000,000 shares. The exercise price of the 40,000,000 warrant shares was reduced to $0.03 per share, provided, however that in the event the Company does not repay all outstanding principal and accrued interest on the debenture on June 15, 2006, then on June 15, 2006 the exercise price of the Warrants will be reduced to $0.0128 on a pro-rata basis in relation to the amount of principal of the debenture not repaid by the Company as of June 15, 2006. The Company recorded an additional charge to earnings upon the issuance of the additional 20,000,000 warrants of $300,000 during the current period. In addition, the Company determined that the warrants price reset resulted in no additional incremental value being attributable to the debenture.

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

Commissions paid to Cornell Capital in connection with this transaction at the time of execution of the Securities Purchase Agreement included 7.5% cash compensation in the form of a discount to the purchase price of the debentures, or $225,000, and five-year warrants to purchase 20,000,000 shares of common stock at the following exercise prices: 10,000,000 at $0.06 per share, 5,000,000 at $0.07 per share and 5,000,000 at $0.10 per share. The Company also paid structuring fees to Yorkville Advisors Management of $10,000. The convertible debenture was issued with a $3,000,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method and the related beneficial conversion feature. The discount is being amortized as interest expense over the one year life of the debenture and $777,000 is reflected in interest expense related to beneficial conversion for the three months ended March 31, 2006.

As of March 31, 2006, $3,000,000 in principal of the debentures was outstanding.

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

The amount of each advance is limited to a maximum draw down of $200,000 every five trading days and the aggregate amount of advances may not exceed $800,000 in any 30-day period. The amount available under the standby equity distribution agreement is not dependent on the price or volume of our common stock. We may not request advances if the shares to be issued in connection with such advances would result in Cornell Capital owning more than 9.9% of our outstanding common stock. As of May 5, 2006, we had 366,615,359 shares outstanding so Cornell Capital could not own in excess of 33,443,030 shares. We will be unable to sell additional shares of our common stock to the investor under the standby equity distribution agreement if it is unable to reduce its holdings so as to remain below the 9.9% threshold.

During the period January 1, 2006 through March 31, 2006, the Company sold 83,894,765 shares of common stock to Cornell Capital for $1,800,000 pursuant to the Standby Equity Distribution Agreement at prices ranging from $0.0161 to $0.0280. Of such proceeds, the Company paid commitment fees to Cornell Capital of 5% of the gross proceeds, or $90,000 in the aggregate and the Company paid structuring fees to Yorkville Advisors Management aggregating $5,000, with net proceeds to the Company of $1,715,000 from such sales.

As of March 31, 2006, the Company sold an aggregate of 102,099,366 shares of common stock to Cornell Capital for $2,600,000 pursuant to the Standby Equity Distribution Agreement since August 2005 at prices ranging from $0.0161 to $0.0647 per share. Of such proceeds, the Company paid commitment fees to Cornell Capital of 5% of the gross proceeds, or $130,000 in the aggregate and the Company paid structuring fees to Yorkville Advisors Management aggregating $6,500, with net proceeds to the Company of $2,132,000, net of $373,000 of debt issue costs, from such sales.

As of May 5, 2006, we sold 138,265,798 shares of common stock to Cornell Capital for $3,200,000 pursuant to the standby equity distribution agreement at prices ranging from $0.0166 to $0.0647. Of such proceeds, we paid commitment fees to Cornell Capital of 5% of the gross proceeds, or $160,000 in the aggregate and we paid structuring fees to Yorkville Advisors Management aggregating $6,500, with net proceeds to us of $3,033,500 from such sales.

Cornell Capital is an “underwriter” within the meaning of the Securities Act of 1933 in connection with the sale of common stock issuable under the standby equity distribution agreement.

DEBT EXCHANGE (ARCH HILL)

On October 21, 2005, pursuant to a Debt Exchange Agreement between us, GAIA Holding, GAIA, Arch Hill Capital and Arch Hill Ventures, we exchanged $4,411,000 of debt owed by LTC and GAIA to Arch Hill Capital and Arch Hill Ventures for $4,411,000 of our 10% convertible debentures and warrants to purchase 2,205,262 shares of our common stock with an exercise price of $0.28 per share (the “Debt Exchange”). As further consideration for the exchange of the debt, Arch Hill Ventures agreed in the Debt Exchange Agreement to transfer to us its 100% ownership interest in Tamarchco. As a condition of the closing of the Debt Exchange, we received from our financial advisor, an opinion that the debt exchange is fair from a financial point of view to our stockholders.

The 10% convertible debentures issued to Arch Hill Ventures in the Debt Exchange (the “October 2005 debentures”) had a maturity date of October 21, 2007 at which time the principal amount and all accrued interest on the October 2005 debentures was due and payable. Interest payments on the October 2005 debentures due and payable in cash quarterly, or at the option of Arch Hill Ventures, in our common stock at a price equal to the conversion price of our common stock commencing December 31, 2005. The October 2005 debentures were convertible at any time at the option of the holder into shares of our common stock at the lesser of $2.00 and the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 50%. The Company recorded $4,411,000 as a derivative liability representing the fair value of the variable conversion feature on this note.

The warrants are exercisable one year from issuance and thereafter only if the warrantholder has not sold any LTC equity securities within the prior six months and expire five years from the date of issuance. The warrants are subject to exercise price adjustments upon the occurrence of certain events including stock dividends, stock splits, mergers, reclassifications of stock or our recapitalization. The exercise price of the warrants is also subject to reduction if we issue any rights, options or warrants to purchase shares of our common stock at a price less than the market price of our shares as quoted on the OTC Bulletin Board. The convertible debenture was issued with a $218,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The Company, on October 24, 2005, converted the entire amount of these debentures into 100,000 shares of the Company’s Class B Preferred stock. Accordingly, the Company recorded the entire $218,000 as a current year charge to interest expense.

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

The Company recorded the entire $4,411,000 as a current year charge to earnings in connection with the conversion.

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

As of March 31, 2006 $251,000 principal of 8% Notes have been converted into an aggregate of 5,020,000 shares of common stock at a conversion price of $0.05 per share and 1,198 shares of common stock were issued to the convertible Noteholders for interest payable in shares. The converting Noteholders were issued warrants to purchase 2,510,000 shares of common stock in the aggregate, at $0.0675 per share. As of March 31, 2006, $47,000 in principal of 8% Notes were outstanding.

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

The conversion feature resulted in the units being issued with an embedded derivative. Accordingly, the Company has recorded $53,000 as a derivative liability and a corresponding charge to earnings. In addition, the Company recorded a charge for the fair value of the warrants utilizing the Black-Scholes method issued upon conversion of $130,000 of the 8% Notes during the 3rd quarter 2005 of $113,000.

JUNE 2005 DEBENTURES

On June 9, 2005, we entered into a Debenture Purchase Agreement with an investor, pursuant to which we issued $1,200,000 of convertible debentures and $150,000 of convertible debentures as compensation for the transaction (together, the “12% Debentures”). The 12% Debentures have a two year term and accrue interest at 12% per year payable in arrears in shares of common stock at the conversion price at conversion or maturity. As of March 31, 2006, $1,350,000 in principal of the 12% Debentures was outstanding.

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

In connection with the debenture purchase agreement, we entered into an escrow agreement under which put notices under the standby equity distribution agreement were deposited and certain monies received under that agreement will be received and forwarded to the debentureholder if we do not repay the debenture from other sources of capital. As of March 31, 2006 $2,000,000 in principal of the debentures was outstanding.

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

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of March 31, 2006, we had an accumulated deficit of approximately $88,060,000. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities, including the sale of common stock under the standby equity distribution agreement. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations in 2006 is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which is an amendment to APB Opinion No. 29. It states that the exchanges on nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, FSAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance”. SFAS No. 153 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not normally enter into exchanges that could be considered nonmonetary, accordingly, we do not expect the adoption of SFAS 153 to have a material impact on the Company’s financial statements.

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

IN ADDITION TO THE RISK FACTORS SET FORTH IN OUR FORM 10KSB FOR THE YEAR ENDED DECEMBER 31, 2005, INVESTORS SHOULD BE AWARE OF THE FOLLOWING RISKS:

•	WE HAVE A WORKING CAPITAL LOSS, WHICH MEANS THAT OUR CURRENT ASSETS ON MARCH 31, 2006 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES. We had a working capital deficit of approximately $6,820,000 at March 31, 2006, which means that our current liabilities exceeded our current assets on March 31, 2006. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.

•	WE HAVE SUBSTANTIAL INDEBTEDNESS AND ARE HIGHLY LEVERAGED. At March 31, 2006, we had total consolidated long-term indebtedness of approximately $8,890,000, plus current portion of approximately $2,291,000. We also had at March 31, 2006, current liabilities of approximately $8,667,000.

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

•	WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses of approximately $88,060,000 from February 12, 1999 (date of inception) to March 31, 2006, including approximately $5,341,000 of net loss to common shareholders in the quarter ended March 31, 2006. We expect to incur substantial additional operating losses in the future. During the three months ended March 31, 2006 and 2005, we generated revenues from development contracts and prototype sales in the amounts of $525,000 and $142,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

•	WE NEED SIGNIFICANT FINANCING TO CONTINUE TO DEVELOP AND COMMERCIALIZE OUR TECHNOLOGY. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities, including the sale of common stock under the Standby Equity Distribution Agreement. We believe that if we raise approximately $10 to 11 million in debt and equity financings including under the Standby Equity Distribution Agreement, we would have sufficient funds to meet our operating and capital expenditures needs for at least twelve months. If we do not raise such additional capital, we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

Except as described herein, we have not entered into any definitive agreements related to a new financing as of May 5, 2006, and no assurance can be given that we will be successful in completing these or any other financings at the minimum level necessary to fund our capital equipment requirements, current operations or at all. If we are unsuccessful in completing these financings at such minimum level, we will not be able to fund our capital equipment requirements or current expenses or execute our business plan. If we are unsuccessful in completing these financings at or near the maximum level or an additional financing, we will not be able to pursue our business strategy. Additional financing may not be available on terms favorable to us or at all. Even if we do obtain financing, it may result in dilution to our stockholders.

•	WE FACE RISKS RELATED TO THE DELAY IN THE COMPLETION OF OUR AUDIT. The audit of our financial statements for the year ended December 31, 2005 and the review of our financial statements for the quarter ended March 31, 2006 have not yet been completed. We have been working diligently with our auditors to complete the audit of our year end financial statements and review of our first quarter financial statements. We have also engaged outside expertise to assist us in this process. Nevertheless, the delay in the completion of the audit of the year end financial statements and review of the first quarter financial statements may lead to litigation claims and/or regulatory proceedings against us and may negatively impact our financing agreements. This delay may also impact the ability to trade our shares on the OTC Bulletin Board, although in such case our shares would continue to trade and be reported in the Pink Sheets Electronic Quotation Service. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing. We may not be able to effectuate our current business strategy. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of management, including the Chief Operating Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures. Based on that evaluation, the Chief Operating Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the first quarter of fiscal 2006 or subsequent to the date of the evaluation by its management thereof.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On May 4, 2006, we sold $500,000 of equity units (the “2006 Units”) in a private placement. Each 2006 Unit, with a purchase price of $100,000 per unit, consists of (i) a 12% convertible debenture in the principal amount of $100,000 (the “12% Debentures”), (ii) 100,000 warrants to purchase our common stock at an exercise price of $0.20 per share (the “.20 Warrants”), (iii) 100,000 warrants to purchase our common stock at an exercise price of $0.25 per share (the “.25 Warrants”), and (iv) 50,000 warrants to purchase Company common stock at an exercise price equal to the Conversion Price (as defined below) of the 12% Debentures (the “Conversion Price Warrants”). The 12% Debentures are entitled to receive a 12% annual interest payment payable semi-annually at our option in cash or shares of our common stock valued at the then applicable conversion price of the 12% Debentures on June 30 and December 31 of each year beginning on December 31, 2006 or at the time of conversion of the principal to which such interest relates.

The holder of the 12% Debentures has a one-time conversion right during the period from May 4, 2006 through the date 30 days after the registration statement covering the shares of common stock underlying the 2006 Units is declared effective with the United States Securities and Exchange Commission (the “First Conversion Period”) to convert the 12% Debentures at a price equal to 100% of the average closing price of our common stock on the OTC-BB for the 30 trading days immediately preceding the day upon which we receive a conversion notice from such Debentureholder (the “First Conversion Period Price”). After the First Conversion Period the 12% Debentures are convertible at the election of the holder, at any time after November 4, 2007 and through May 3, 2010 (the “Second Conversion Period”) at a price equal to 100% of the average closing price of our common stock on the OTC-BB for the 30 trading days immediately preceding the day upon which we receive a conversion notice from the 12% Debentureholder, provided however, the conversion price during the Second Conversion Period will not be lower than $0.25 per share or higher than $0.50 per share (the “Second Conversion Period Price”).

The unpaid principal amount of the Debentures plus accrued and unpaid interest will be due on May 4, 2010 if the Debentures have not been converted by the holder or redeemed by us prior to that date (the “Maturity Date”). The Debentures are redeemable by us at any time prior to the Maturity Date of May 4, 2010 by payment of the unpaid principal amount of the Debentures plus accrued and unpaid interest plus a redemption premium equal to 50% of the principal amount of the Debentures being redeemed (the “Redemption Price”). No redemption premium is due on the repayment of the Debentures on the Maturity Date of May 4, 2010. No commissions were paid in connection with the issuance of the 2006 Units.

The $0.20 and $0.25 Warrants are exercisable for a period of five years commencing on November 4, 2007. The Conversion Price Warrants are exercisable by the Debentureholder for a period of five years commencing on or after the date subsequent to November 3, 2007 on which all of the Debentures have been converted and through November 4, 2012. If the Debentureholder does not convert all of the Debentures by the Maturity Date of May 4, 2010, the Conversion Price Warrants will be cancelled on that date. The $0.20 Warrants, the $0.25 Warrants and the Conversion Price Warrants each contain cash-less exercise provisions.

The 2006 Unitholder has the following registration rights with respect to the shares of common stock into which the Debentures are convertible and warrants are exercisable. The Company has agreed to file with the SEC a registration statement covering the underlying shares of common stock on or before the 90th day after the last closing of the sale of 2006 Units and to use its best efforts to have the registration statement declared effective within 60 days of filing.

No commissions were paid to any brokers in connection with this transaction or the issuance of the securities. Issuance of the securities was exempt from registration pursuant to Section 4(2) of the Securities Act. The underlying securities were issued to an accredited investor in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following Exhibits are filed as part of this Report or incorporated herein by reference:

10.61	Letter Agreement with Cornell Capital Partners, LP dated January 31, 2006 (1)

10.62	Letter Agreement with Cornell Capital Partners, LP dated March 21, 2006 (2)

10.63	Fifth Amendment to Lease, dated March 31, 2006, between PMP Whitemarsh and LTC (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(1)	Incorporated by reference to LTC’s Registration Statement on Form SB-2 (No. 333-131530) filed on February 3, 2006.
(2)	Incorporated by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.
+	Exhibit filed herewith in this Report.
(b)	Reports on Form 8K. During the quarter ended March 31, 2006, the Company filed the following Reports on Form 8-K.

On February 2, 2006, the Company filed a Report on Form 8-K reporting on an amendment of the debenture with Cornell Capital and related agreements.

On March 21, 2006, the Company filed a Report on Form 8-K reporting on a second amendment of the debenture with Cornell Capital and related agreements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION

Date: May 22, 2006

	BY:	/s/ Andrew J. Manning
Andrew J. Manning Chief Operating Officer
(Principal Executive Officer)

	BY:	/s/ William F. Hackett
William F. Hackett Chief Financial Officer
(Principal Financial and Accounting Officer)