Form 10KSB/A
period 2005-12-31
LITHIUM TECHNOLOGY CORP
filed 2007-11-21
CIK 804154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A-l

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Large accelerated filer  ☐    an accelerated filer  ☐    or a non-accelerated filer  ☐

State issuer’s revenues for its most recent fiscal year. $1,803,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value was approximately $5,326,720 as of April 6, 2006, based upon the mean between the closing bid and asked price for the common stock on April 6, 2006 as quoted by the NASD OTC Electronic Bulletin Board of $0.02.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

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

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

EXPLANATORY NOTE

General

Lithium Technology Corporation (“we,” “us,” or the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-KSB for the year ended December 31, 2005, (i) to file audited consolidated financial statements for the years ended December 31, 2004 and 2005, (ii) to reflect restatements of the Company’s financial statements for the year ended December 31, 2004 for the reasons described below and (iii) to restate certain additional information as set forth below.

Background

The Company engaged BDO Seidman, LLP (“BDO Seidman”) as its independent registered public accounting firm effective June 14, 2004. BDO Seidman reviewed the Company’s financial statements for the quarters ended March 31, 2004, June 30, 2004, and September 30, 2004 contained in the Company’s Form 10-QSBs for each such quarter (the “Original 2004 Form 10-QSB”) filed with the Securities and Exchange Commission (“SEC”). BDO Seidman audited the Company’s financial statements for the year ended December 31, 2004 (the “2004 Financial Statements”) included in the Company’s Form 10-KSB for the year ended December 31, 2004 (the “Original 2004 Form 10-KSB”). BDO Seidman also reviewed the Company’s financial statements for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005 contained in the Company’s Form 10-QSBs for each such quarter filed with the SEC (the “Original 2005 Form 10-QSBs”).

BDO Seidman was engaged to audit the Company’s financial statements for the year ended December 31, 2005 (the “2005 Financial Statements”). The Company prepared the 2005 Financial Statements during the first quarter of 2006 and presented the same to BDO Seidman for audit.

As described in the Company’s Report on Form 8-K dated May 31, 2006, BDO Seidman notified the Company in connection with the audit of the Company’s 2005 Financial Statements that BDO Seidman was evaluating all of the debt and equity financings conducted by the Company during 2004, 2005 and 2006 as a result of evolving interpretations of the accounting rules relating to various convertible debt instruments, which include embedded derivatives (the “BDO Seidman Debt Financing Evaluation”).

The Company filed with the SEC a Form 10-KSB for the fiscal year ended December 31, 2005 on April 17, 2006 which included 2005 Financial Statements which were not audited by BDO Seidman (the “Original 2005 Form 10-KSB”). In addition, the Company filed with the SEC on May 22, 2006 a Form 10-QSB for the quarter ended March 31, 2006 which included quarterly financial statements for the quarter ended March 31, 2006 which were not reviewed by BDO Seidman.

As of October 17, 2006, BDO Seidman had not yet completed the BDO Seidman Debt Financing Evaluation nor completed the audit of the 2005 Financial Statements and on such date the Company dismissed BDO Seidman as its independent registered public accounting firm. Thereafter, BDO Seidman notified the Company that as a result of the October 1 7, 2006 termination of BDO Seidman, the BDO Seidman Debt Financing Evaluation could not be completed by BDO Seidman and therefore the Company’s previously issued audited 2004 Financial Statements and independent auditors report of BDO Seidman, which are contained in the Original 2004 Form 10-KSB and all quarterly financial statements for periods after December 31, 2004 which are contained in the Original 2005 Form 10-QSBs, should not be relied upon. Further, BDO Seidman notified the Company after their dismissal on October 17, 2006 that BDO Seidman would not be reissuing their auditor’s opinion on the Company’s 2004 Financial Statements which was contained in the Original 2004 Form 10-KSB.

Amendment

The Company engaged Amper, Politziner, & Mattia, P.C. (“AP&M”) on February 23, 2007 to serve as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the years ended December 31, 2004, 2005 and 2006 and review the Company’s interim financial statements.

This Amendment is being filed (i) to file audited consolidated financial statements for the years ended December 31, 2004 and 2005, (ii) to reflect restatements of the Company’s financial statements for the year ended December 31, 2004 for the reasons described below and (iii) to restate certain additional information as set forth below. For a more detailed description of the restatements, see

Note 1, “Restatement of Financial Statement,” to the accompanying audited consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Amendment.

No attempt has been made in this Amendment to modify or update disclosures in the Original 2005 Form 10-KSB except as required to address the above issues and certain other issues noted below. This Amendment does not reflect events occurring after the filing of the Original 2005 Form 10-KSB or modify or update any related disclosures. Information not affected by the Amendment is unchanged and reflects the disclosure made at the time of the filing of the Original 2005 Form 10-KSB with the SEC. Accordingly, this Amendment should be read in conjunction with the Original 2005 Form 10-KSB and our filings made with the SEC subsequent to the filing of the Original 2005 Form 10-KSB.

In accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, the complete texts of Part II, Item 6 -Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 -Financial Statements, Item 8A -Controls and Procedures and Part II -Item 13 -Exhibits and Item 14 -Principal Accountant Fees and Services are set forth herein, including those portions of the text that have not been amended from that set forth in the Form 10-KSB. Currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer and the consent of our independent registered public accounting firm have been included as exhibits to this Amendment.

As discussed in Item 6 -Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8A -Controls and Procedures, in connection with the audit of our financial statements for the year ended December 31, 2004, the Company re-evaluated its accounting for its convertible instruments. In reviewing the accounting treatment of the Company’s convertible debentures, the Company determined that the embedded default penalties require bifurcation and fair value accounting in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”. Management determined that the default features of the convertible debentures should be valued at zero.

The Company determined that the embedded conversion options, which were previously bifurcated, did not require bifurcation and fair value accounting in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”. The Company incorrectly applied the guidance in SFAS No. 133 in the analysis of these transactions and has determined that the embedded conversion features did not meet the criteria to be classified as derivatives. As such, the Company no longer has a derivative liability related to the embedded conversion feature.

The Company also determined that warrants issued with its convertible instruments should be accounted for as liabilities with changes in fair values reflected in earnings under the guidance of FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The impact of this change in accounting treatment resulted in an increase of net loss in the amount of $13,523,000 for the year ended December 31, 2004.

The Company determined that the debt discount ($5,000,000) that was previously recorded was amortized over the life of the debt using the straight-line method and not the effective interest method.

The Company also determined that it did not capitalize all debt issuance costs related to the issuance of its convertible notes as required by the accounting guidance.

The Company has reevaluated its intangible assets as previously reported for the year ended December 31, 2004. Per the reevaluation, management has determined that LTC patents have been fully impaired at December 31, 2004 as a result of management’s decision to refocus its strategic direction. Therefore, the Company recorded an impairment charge of $8,926,000, for the year ended December 31, 2004.

Lastly, the Company identified additional adjustments as a result of this restatement and review of its financial records which related mainly to certain unrecorded liabilities and expenses.

The total impact of this restatement on the Company’s statement of operations was to increase the net loss applicable to common stockholders for the year ended December 31, 2004 by approximately $19,687 (in thousands).

A summary of all adjustments included in this Annual Report on Form 10-KSB/A-1 is detailed below.

The following table reflects the impact of the restatement on the cumulative net loss for the year ended December 31, 2004 (in thousands):

December 31, 2004
Increase/(Decrease) to Net Loss
Write off of derivative liability	$(3,654)
Warrant expense	13,523
Depreciation and amortization	(828)
Impairment of intangibles – patents	8,926
Interest expense, non-warrant, net	76
Interest expense, beneficial conversion	819
Other adjustments	825

Total increase/(decrease) to net loss	$19,687

The effects of our restatement on previously reported consolidated financial statements as of December 31, 2004 and for the year ended December 31, 2004 are summarized as follows:

The following table reflects the impact of the restatement on the Consolidated Balance Sheet (in thousands):

	December 31, 2004	December 31, 2004
	(as previously reported)	(restated)
Selected Balance Sheet Data:
Current assets	$1,414	$1,481
Total assets	16,528	8,705
Current liabilities	5,401	38,335
Total liabilities	22,496	38,335
Additional paid-in capital	50,105	51,409
Accumulated deficit	(55,910)	(75,597)
Total stockholders’ deficit	(5,968)	(29,630)

The following table reflects the impact of the restatement on the Consolidated Statement of Operations (in thousands, except per share data):

	December 31, 2004	December 31, 2004
	(as previously reported)	(restated)
Selected Statement of Operations Data:
Total other (expense) income, net	$(3,716)	$(4,611)
Comprehensive loss	(17,964)	(37,611)
Net loss attributable to common shareholders	(18,531)	(38,218)
Basic and diluted net loss per share	$(0.57)	$(1.17)

The following table reflects the impact of the restatement on the Consolidated Statements of Cash Flows (in thousands, except per share data):

	December 31, 2004	December 31, 2004
	(as previously reported)	(restated)
Selected Cash Flow Data:
Net loss to common shareholders	$(14,751)	$(38,218)
Net cash used in operating activities	(7,670)	(8,721)
Net cash used in investing activities	(1,059)	(1,376)
Net cash received from financing activities	8,828	10,228
Currency effect on cash	14	(18)

In connection with its audit of the Company’s consolidated financial statements for the years ended December 31, 2005 and 2004, the Company’s independent registered public accounting firm, AP&M, informed management and the Audit Committee of the Board of Directors that it had noted certain conditions which it had concluded, in the aggregate, represents a material weakness in the Company’s internal controls over financial reporting. AP&M noted that, before the audited financial statements for the years ended 2005 and 2004 were finalized, (1) certain audit adjustments were made to such financial statements after being identified by AP&M, (2) certain disclosures required by GAAP were incorporated in such financial statements and the notes thereto after being identified by AP&M and (3) certain account analyses were either not accurately completed and /or not completed in a timely manner.

We have not amended and do not intend to amend our previously filed Original 2004 Form 10-KSB or Original 2004 Form 10-QSBs or Original 2005 Form 10-QSBs affected by the restatement described herein. For this reason, the consolidated financial statements, auditors’ reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

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

RESTATEMENT

For the year ended December 31, 2004, the Company has re-evaluated its accounting for its convertible instruments. In reviewing the accounting treatment of the Company’s convertible debentures, the Company determined that the embedded default penalties require bifurcation and fair value accounting in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”. Management determined that the default features of the convertible debentures should be valued at zero.

The Company determined that the embedded conversion options, which were previously bifurcated, did not require bifurcation and fair value accounting in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”. The Company incorrectly applied the guidance in SFAS No. 133 in the analysis of these transactions and has determined that the embedded conversion features did not meet the criteria to be classified as derivatives. As such, the Company no longer has a derivative liability related to the embedded conversion feature.

The Company also determined that warrants issued with its convertible instruments should be accounted for as liabilities with changes in fair values reflected in earnings under the guidance of FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The impact of this change in accounting treatment resulted in an increase of net loss in the amount of $13,523,000 for the year ended December 31, 2004.

The Company determined that the debt discount ($5,000,000) that was previously recorded was amortized over the life of the debt using the straight-line method and not the effective interest method.

The Company also determined that it did not capitalize all debt issuance costs related to the issuance of its convertible notes as required by the accounting guidance.

The Company has reevaluated its intangible assets as previously reported for the year ended December 31, 2004. Per the reevaluation, management has determined that LTC patents have been fully impaired at December 31, 2004 as a result of management’s decision to refocus its strategic direction. Therefore, the Company recorded an impairment charge of $8,926,000, for the year ended December 31, 2004.

Lastly, the Company identified additional adjustments as a result of this restatement and review of its financial records which related mainly to certain unrecorded liabilities and expenses.

The total impact of this restatement on the Company’s statement of operations was to increase the net loss applicable to common stockholders for the year ended December 31, 2004 by approximately $19,687 (in thousands).

A summary of all adjustments included in this Annual Report on Form 10-KSB/A-1 is detailed below.

The following table reflects the impact of the restatement on the cumulative net loss for the year ended December 31, 2004 (in thousands):

December 31, 2004
Increase/(Decrease) to Net Loss
Write off of derivative liability	$(3,654)
Warrant expense	13,523
Depreciation and amortization	(828)
Impairment of intangibles – patents	8,926
Interest expense, non-warrant, net	76
Interest expense, beneficial conversion	819
Other adjustments	825

Total increase/(decrease) to net loss	$19,687

The effects of our restatement on previously reported consolidated financial statements as of December 31, 2004 and for the year ended December 31, 2004 are summarized as follows:

The following table reflects the impact of the restatement on the Consolidated Balance Sheet (in thousands):

	December 31, 2004	December 31, 2004
	(as previously reported)	(restated)
Selected Balance Sheet Data:
Current assets	$1,414	$1,481
Total assets	16,528	8,705
Current liabilities	5,401	38,335
Total liabilities	22,496	38,335
Additional paid-in capital	50,105	51,409
Accumulated deficit	(55,910)	(75,597)
Total stockholders’ deficit	(5,968)	(29,630)

The following table reflects the impact of the restatement on the Consolidated Statement of Operations (in thousands, except per share data):

	December 31, 2004	December 31, 2004
	(as previously reported)	(restated)
Selected Statement of Operations Data:
Total other (expense) income, net	$(3,716)	$(4,611)
Comprehensive loss	(17,964)	(37,611)
Net loss attributable to common shareholders	(18,531)	(38,218)
Basic and diluted net loss per share	$(0.57)	$(1.17)

The following table reflects the impact of the restatement on the Consolidated Statements of Cash Flows (in thousands, except per share data):

	December 31, 2004	December 31, 2004
	(as previously reported)	(restated)
Selected Cash Flow Data:
Net loss to common shareholders	$(14,751)	$(38,218)
Net cash used in operating activities	(7,670)	(8,721)
Net cash used in investing activities	(1,059)	(1,376)
Net cash received from financing activities	8,828	10,228
Currency effect on cash	14	(18)

The disclosure set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

At December 31, 2005, cash and cash equivalents were $46,000. Total liabilities as of December 31, 2005 were $23,609,000 consisting of current liabilities in the aggregate amount of $23,609,000. At December 31, 2005, assets included $569,000 in inventories, property and equipment, net of depreciation, of $5,390, 000, net intangibles of $108,000, prepaid expenses and other assets of $333,000 and debt issuance cost of $814,000. As of December 31, 2005, our working capital deficit was $22,299,000 as compared to $36,854,000 at December 31, 2004. We expect to incur substantial operating losses as we continue our commercialization efforts (For disclosure purposes, all numbers related to the Company’s financials were rounded to the nearest thousand).

December 31, 2005
Current debt is summarized as follows:
Non-related party debt
March 2005 12% Convertible Debenture	$2,000,000
October 2005 8% Debenture, net of discount	$1,294,000
June 2005 12% Debentures	$1,350,000
Portfolio Lenders Convertible Note	$400,000
8% Convertible Notes	$47,000
Loans From Financial Institutions	$1,629,000
Silent Partnership Loans – Non-Related Parties	$1,816,000
Related Party debt
Subordinated Loans from Related Party	3,565,000
Bridge Notes	$385,000
Warrant Liability	$6,214,000

Total Debt	$18,700,000

For more detailed information on long-term liabilities, see Note 6 to our financial statements contained herein.

FINANCING TRANSACTIONS

We have financed our operations since inception primarily through equity and debt financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. During 2005, we entered into a $15 million standby equity distribution agreement with Cornell Capital Partners, L.P. In addition, we also raised approximately $11.0 million net proceeds in debt and equity financings transactions, including financings under the standby equity distribution agreement in 2005.

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

PORTFOLIO LENDERS II, LLC CONVERTIBLE NOTE

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

The Notes are repayable upon the earliest to occur of the following: (1) (a) $200,000 shall be repaid by March 6, 2006; and (b) $200,000 shall be repaid by June 14,2006; or (2) (a) $200,000 shall be repaid within two business days of the closing date of an investment of at least $3 million in the Company; and (b) $200,000 shall be repaid on the earliest of two business days of the closing date of a second investment of at least $2 million in the Company (each of the foregoing, a “Repayment Date”). We have repaid the $200,000 which was due on March 6, 2006.

In connection with the issuance of the Notes, the Company entered into an escrow agreement under which put notices under the standby equity distribution agreement were deposited and certain monies received under that agreement will be received and forwarded to the Noteholder. As additional security, we have agreed to pledge to the Noteholder 14,000,000 shares of our common stock once the Company has sufficient shares of common stock available for issuance.

Debt issuance costs in connection with this transaction included 5% cash compensation in the form of a discount to the purchase price of the notes, or $20,000.

BRIDGE NOTES

Arch Hill Capital and LTC entered into a bridge financing agreement in December 2001 and Arch Hill Ventures and GAIA entered into a bridge financing agreement in December 2000. At various times during 2005, Arch Hill Capital advanced a total of $385,000 to LTC under the bridge financing agreement. As of December 31,2005, $385,000 of advances were outstanding under the Arch Hill Capital bridge financing agreement.

OCTOBER 2005 8% CONVERTIBLE DEBENTURE (CORNELL CAPITAL)

On October 7, 2005, the Company entered into a securities purchase agreement with Cornell Capital pursuant to which the Company issued a convertible debenture in the principal amount of $3,000,000, with an original maturity date of October 1, 2006 and a conversion price of $0.06. The debenture was repayable in ten equal monthly installments with accrued interest at 8% per year commencing January 1, 2006 and ending October I, 2006. Commissions to Cornell Capital in connection with this transaction included 7.5% cash compensation in the form of a discount to the purchase price of the debentures, or $225,000, and five-year warrants to purchase 20,000,000 shares of common stock at the following exercise prices: 10,000,000 at $0.06 per share, 5,000,000 at $0.07 per share and 5,000,000 at $0.10 per share (the “Warrants”). We also paid structuring fees to Yorkville Advisors Management of $10,000. As of December 31, 2005, there was $3,000,000 outstanding under the debenture. We entered into a pledge and escrow agreement pursuant to which we agreed to issue to Cornell Capital 250,000,000 shares of common stock in the event of default under the debenture as security for our obligations thereunder. We also granted Cornell Capital a security interest in the assets of LTC. In the event of default, Cornell Capital, in addition to any other remedies, may convert any or all of the outstanding principal of the debentures into common stock at a fixed conversion price equal to $0.0128 per share.

On January 31, 2006, we entered into an amendment of the debenture (the “First Amendment”) which provided that all payments of principal and accrued interest on the Debenture otherwise due on or before March 15,2006 were due on March 15, 2006. The First Amendment also provided that in the event we close on any debt or equity financing, we must use fifty percent of the proceeds of the new financing (net of placement fees and commissions) to repay principal and interest outstanding under the Debenture. The First Amendment further provided that in the event we did not repay all outstanding principal and accrued interest on the Debenture on March 15,2006, (i) we must repay $900,000 of principal and accrued interest on March 15, 2006 and repay the balance of the outstanding principal and interest on the Debenture over seven equal payments commencing April 1, 2006 until October 1, 2006, and (ii) the exercise price of the 20,000,000 Warrants would be reduced to $0.0128 on a pro-rata basis in relation to the amount of principal of the Debenture not repaid by us as of March 15, 2006. The First Amendment also provided that at any time prior to March 15, 2006 we could at our option with three business days advance written notice redeem a portion or all amounts outstanding under the Debenture in an amount equal to the principal amount outstanding and accrued interest being redeemed. No redemption premium was due by us for redemption of the Debenture prior to March 15, 2006. The Debenture was not convertible from January 31, 2006 through March 15, 2006 provided we were current on our payment obligations under the Debenture. As of March 15, 2006, $3,000,000 in principal plus accrued interest was outstanding on the Debenture.

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

The Second Amendment further provides that Debentures are convertible from March 21, 2006 with four business days advance written notice (the “Advance Conversion Notice”) after June 15, 2006, the Debentures are convertible without delivery of an Advance Conversion Notice. The conversion price of the Debenture is reduced from $0.06 to $0.03 and per share provided, however, if there is an Event of Default under the Debenture the Conversion Price will be reduced to $0.0128. At any time from March 21,2006, including after receipt of an Advance Conversion Notice and before the expiration of the four business day advance notice period, we may, at our option, redeem a portion or all amounts outstanding under the Debenture in an amount equal to the principal amount outstanding and accrued interest being redeemed and a payment of a premium by us equal to fifteen percent (15%) of the redemption amount subject to two (2) business days’ advanced written notice for any redemption on or before June 15, 2006 and subject to three (3) business days’ advanced written notice for any redemption after June 15, 2006.

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

Debt issuance costs for this transaction consist of commissions to Cornell Capital in the amount of $225,000 and structuring fees to Yorkville Advisors Management of $10,000. The balance of the debt issuance costs at December 31, 2005 is $205,000.

STANDBY EQUITY DISTRIBUTION AGREEMENT

On March 11, 2005, the Company entered into a standby equity distribution agreement with Cornell Capital pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of our common stock for a total purchase price of up to $15,000,000. For each share of common stock purchased under the standby equity distribution agreement, Cornell Capital will pay the Company 98% of the lowest volume weighted average price of our common stock as quoted by on the Over-the-Counter Bulletin Board or other principal market on which the Company’s common stock is traded for the five days immediately following the date we deliver a notice requiring Cornell Capital to purchase our shares under the standby equity distribution agreement. Further, Cornell Capital will retain a fee of 5% of each advance under the standby equity distribution agreement for a total effective discount to the market price of our common stock of 7%. This 7% discount is an underwriting discount.

The volume weighted average price is calculated automatically by Bloomberg L.P., a reporting service, and is calculated by multiplying the number of our shares sold on a given day by the actual sales prices and adding up the totals.

Pursuant to the standby equity distribution agreement, the Company may periodically sell shares of common stock to Cornell Capital to raise capital to fund our working capital needs. The periodic sale of shares is known as an advance. The Company may request an advance every five trading days. A closing will be held one trading day after the end of each pricing period at which time the Company will deliver shares of common stock and Cornell Capital will pay the advance amount requested by the Company.

The Company may request advances under the standby equity distribution agreement now that the underlying shares are registered with the SEC. Thereafter, the Company may continue to request advances until Cornell Capital has advanced $15.0 million or August 12, 2007, whichever occurs first.

The amount of each advance is limited to a maximum draw down of $200,000 every five trading days and the aggregate amount of advances may not exceed $800,000 in any 30-day period. The amount available under the standby equity distribution agreement is not dependent on the price or volume of our common stock. We may not request advances if the shares to be issued in connection with such advances would result in Cornell Capital owning more than 9.9% of our outstanding common stock. As of April 6, 2006, the Company had 366,615,359 shares outstanding so Cornell Capital could not own in excess of 40,282,931 shares. The Company will be unable to sell additional shares of its common stock to the investor under the standby equity distribution agreement if it is unable to reduce its holdings so as to remain below the 9.9% threshold.

As of April 6, 2006, the Company sold 117,483,981 shares of common stock to Cornell Capital for $2,800,000 pursuant to the standby equity distribution agreement at prices ranging from $0.0130 to $0.0647. Of such proceeds, the Company paid commitment fees to Cornell Capital of 5% of the gross proceeds, or $140,000 in the aggregate and the Company paid structuring fees to Yorkville Advisors Management aggregating $7,000, with net proceeds to the Company of $2,653,000 from such sales.

The Company cannot predict the actual number of shares of common stock that will be issued pursuant to the standby equity distribution agreement, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and the Company has not determined the total amount of advances we intend to draw. Nonetheless, the Company can estimate the number of shares of our common stock that will be issued using certain assumptions. Assuming the Company issues shares of common stock at a price of $0.06 per share and draw down on the entire standby equity distribution agreement, the Company would issue 250,000,000 shares of common stock to Cornell Capital for gross proceeds of $15.0 million.

Cornell Capital is an “underwriter” within the meaning of the Securities Act of 1933 in connection with the sale of common stock issuable under the standby equity distribution agreement.

October 2005 Debt Exchange

On October 21, 2005, pursuant to a Debt Exchange Agreement between the Company, GAIA Holding, GAIA, Arch Hill Capital and Arch Hill Ventures, the Company exchanged approximately $4.4 million of debt owed by GAIA to Arch Hill Ventures for our equity securities as described below (the “Debt Exchange”).

Tamarchco GmbH (“Tamarchco”), a 100% owned subsidiary of Arch Hill Ventures, has provided three silent partnership loans to GAIA consisting of €2,364,501 ($2,883,510) including interest through July 31, 2005 under the First Tamarchco Partnership Agreement (the “Tamarchco I Debt”), a €246,979 ($301,192) loan including interest through July 31, 2005 under the Second Tamarchco Partnership Agreement (the “Tamarchco II Debt”) and a €206,168 ($251,421) loan including interest through July 31,2005 under the Third Tamarchco Partnership Agreement (the “Tamarchco III Debt”) (the three partnership agreements, the “Tamarchco Partnership Agreements”).

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

In the Debt Exchange the Company issued to Arch Hill Ventures in exchange for the Tamarchco Debt $3,436,123 of 10% convertible debentures and warrants to purchase 1,718,062 shares of the Company’s common stock with an exercise price of $0.38 per share. As further consideration for the exchange of the Tamarchco Debt, Arch Hill Ventures agreed in the Debt Exchange Agreement to transfer to us its 100% ownership interest in Tamarchco.

In the Debt Exchange we issued to Arch Hill Ventures in exchange for the Frankendael Debt $667,162 of the Company’s 10% convertible debentures and warrants to purchase 333,581 shares of the Company’s common stock with an exercise price of $0.38 per share.

The Company owed interest in the amount of €251,937 ($307,237) to Arch Hill Ventures on debt previously exchanged for our securities (the “Interest Due”). On October 21, 2005 in the Debt Exchange, we issued to Arch Hill Ventures in exchange for the Interest Due $307,237 convertible debentures and 153,619 warrants of the Company’s common stock at an exercise price of $0.38 per share.

As a condition of the closing of the Debt Exchange, we received from the Company’s financial advisor, an opinion that the debt exchange is fair from a financial point of view to the Company’s stockholders.

The 10% convertible debentures issued to Arch Hill Ventures in the Debt Exchange (the “October 2005 debentures”) has a maturity date of October 21,2007 at which time the principal amount and all accrued interest on the October 2005 debentures is due and payable. Interest payments on the October 2005 debentures are due and payable in cash quarterly, or at the option of Arch Hill Ventures, in the Company’s common stock at a price equal to the conversion price of the Company’s common stock commencing December 31, 2005. The October 2005 debentures are convertible at any time at the option of the holder at a conversion price then in effect as in accordance with the agreement.

The Company has the right to prepay all or a portion of the outstanding October 2005 debentures and accrued and unpaid interest upon prior written notice to the holders of the October 2005 debentures in an amount equal to 130% of principal and interest for prepayments occurring from October 21, 2005 through December 20,2005 (60 days), 140% for prepayments of principal and interest occurring from December 20, 2005 through January 19, 2006 (61-90 days) or 150% for prepayment of principal and interest occurring on or after January 19, 2006 (91st day +).

The warrants are exercisable one year from issuance and thereafter only if the warrantholder has not sold any LTC equity securities within the prior six months and expire five years from the date of issuance. The warrants are subject to exercise price adjustments upon the occurrence of certain events including stock dividends, stock splits, mergers, reclassifications of stock or our recapitalization. The exercise price of the warrants is also subject to reduction if we issue any rights, options or warrants to purchase shares of the Company’s common stock at a price less than the market price of our shares as quoted on the OTC Bulletin Board. As noted below, the Company, on October 24, 2005, converted the entire amount of these debentures into 100,000 shares of the Company’s Class B Preferred stock.

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

8% CONVERTIBLE NOTES

From May 18, 2005 to July 6, 2005, the Company closed on $298,000 of equity units (the “2005 Units”) in a private placement. Each 2005 Unit, with a purchase price of $1,000 per unit, consists of a convertible promissory note in the principal amount of $1,000 (the “8% Notes”) and one warrant for each share of common stock issued upon conversion of the 8% Notes to purchase one-half share of LTC common stock. The 8% Notes are entitled to receive an 8% annual interest payment payable in shares of Company common stock.

During the year ended December 31, 2005, $251,000 principal of 8% Notes were converted into an aggregate of 5,020,000 shares of common stock at a conversion price of $0.05 per share. The converting Noteholders were issued warrants to purchase 2,510,000 shares of common stock in the aggregate, at $0.0675 per share. As of December 31, 2005, $47,000 in principal of 8% Notes were outstanding.

The Placement Agent in the 2005 Unit Financing and certain affiliated person were issued warrants to purchase 596,000 shares of our common stock at $.055 per share relating to the 2005 Unit financing.

JUNE 2005 12% DEBENTURES

On June 9,2005, we entered into a Debenture Purchase Agreement with an investor, pursuant to which we issued $1,200,000 of convertible debentures and $150,000 of convertible debentures as compensation for the transaction (together, the “12% Debentures”). The 12% Debentures have a two year term and accrue interest at 12% per year payable in arrears in shares of common stock at the conversion price at conversion or maturity. As of December 31, 2005, $1,350,000 in principal of the 12% Debentures was outstanding.

Commencing on December 9, 2005 until June 9, 2007, the 12% Debentures are convertible at the option of the holder into shares of common stock at a conversion price equal to $0.05 per share. The 12% Debentures are not repayable in cash and will be automatically converted into shares of common stock at maturity at the conversion price. In no event is the holder entitled to convert the debentures for a number of shares of common stock in excess of that number of shares of common stock which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially owned by the holder and its affiliates to exceed 4.99% of the outstanding shares of common stock following such conversion (unless the holder provides the Company with sixty five (65) days prior written notice that this provision shall not apply).

The 12% Debenture holder received 4,532,836 warrants to purchase common stock at exercise prices ranging from $0.66 to $0.024 per share. The warrants were originally issued to the finder in the January 2004 debenture financing and subsequently transferred to the 12% Debenture holder. The warrants are exercisable until January 20, 2009.

MARCH 2005 12% DEBENTURE

On March 11, 2005, we entered into a debenture purchase agreement with a third party lender, pursuant to which we issued debentures in the principal amount of $2,500,000. The debentures contain a provision that in the event that the holder elects to waive the conversion feature of the debentures by April 15, 2005, the maturity and amortization of the debentures will be amended such that the debentures will be repaid in 10 equal monthly installments with accrued interest commencing July 15, 2005. The investor waived the conversion feature simultaneously with the closing of the transaction. Pursuant to an amendment dated January 31, 2006, the original maturity date of June 15, 2006 was amended to December 31, 2006 and the original interest rate of 12% per year was amended to 15% per year effective as of October 15, 2005. No monthly payments of principal or interest are due and owing by us prior to December 31,2006.

In connection with the debenture purchase agreement, we entered into an escrow agreement under which put notices under the standby equity distribution agreement were deposited and certain monies received under that agreement will be received and forwarded to the debenture holder if we do not repay the debenture from other sources of capital. As of December 31, 2005 $2,000,000 in principal of the debentures was outstanding.

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

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of December 31, 2005, we had an accumulated deficit of approximately $86,379,000. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities, including the sale of common stock under the standby equity distribution agreement. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations in 2006 is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Revenues from Development Contracts and Prototype Sales

Revenues from development contracts and prototype sales increased to $1,803,000 or 135% in the year ended December 31, 2005 from $768,000 in the same period in 2004. We also had income from foreign government subsidies of $0 in 2005 compared to $435,000 in 2004. The increase in revenues from development contracts and prototypes sales and decrease in income from foreign government subsidiaries is a result of our movement from the product and process development and refinement stage to the early production stage of our products.

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

In the transportation market, the rapidly increasing cost of petroleum-based fuels continue to accelerate the move to hybrid vehicles. While we believe that other automobile manufacturers will take several years to adopt the technology, we are continuing our development efforts through smaller opportunities. Following the success of Penn State University’s second place in the Ford Future Truck Competition last year, we filled additional orders from Penn State, University of California-Davis, and a British EV/HEV manufacturer.

Cost of Goods Sold

Cost of goods sold was $2,408,000 in the year ended December 31, 2005. In the year ended December 31,2004, the costs of manufacturing pre-production and scale up units were reported as part of Engineering, Research and Development Expenses.

Engineering, Research and Development Expenses

Engineering, research and development expenses during the year ended December 31, 2005 decreased by 43% to $2,961,000 from $5,192,000 in the same period in 2004. In the year ended December 31, 2004, the costs of manufacturing pre-production and scale up units were reported as part of Engineering, Research and Development Expenses.

General and Administrative Expenses

General and administrative expenses during the year ended December 31, 2005 decreased by $1,189,000 or approximately 20% to $4,493,000 from $5,682,000 in the same period in 2004. This decrease was primarily due to the segregation of Sales and Marketing expenses as a separate item in 2005.

Sales and Marketing Expenses

Sales and marketing expenses were $479,000 in the year ended December 31, 2005. In the year ended December 31, 2004, these expenses were reported as part of General and Administrative Expenses. Sales and Marketing expenses represent costs incurred from sales associates and participation in trade shows relating to the sale of cells and or batteries.

Depreciation and Amortization

Depreciation and amortization during the year ended December 31, 2005 increased by $283,000 to $1,278,000 from $995,000 in the same period in 2004.

Interest Expense, Net of Interest Income

Interest expense, net of interest income for the year ended December 31, 2005 increased by $252,000 or 14% to $2,094,000 from $1,842,000 in the same period in 2004. Interest expense mainly represents interest accrued on the loans from Arch Hill Capital and Arch Hill Ventures and other lenders as well as the interest accrued on the January 2004 and April 2004 debentures and the March 2005 Debenture. Both the January and April 2004 convertible debentures were fully converted as of December 31, 2005.

Warrants Expense (Income)

Charges for warrants were ($7,842,000) and $13,523,000, respectively, in the years ended December 31, 2005 and 2004. The change reflects the change in fair value of the warrants mainly due to decline in the Company’s stock price during 2005.

Beneficial Conversion Feature

Interest expense related to charge for beneficial conversion feature were $6,667,000 and $3,204,000, respectively, in the years ended December 31, 2005 and 2004.

Net Loss to Common Shareholders

Net loss to common shareholders was approximately $10,582,000 or $(0.05) per share for the year ended December 31, 2005 as compared to a net loss of $ 38,218,000 or $(1.17) for the year ended December 31, 2004. The decrease in our net loss is primarily attributed to the recognition of the impairment of intangibles in 2004 and changes in the warrants valuation between 2004 and 2005.

Accumulated Deficit

Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of December 31, 2005, our accumulated deficit was $86,179,000.

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

Revenues

We perform certain research and development for other companies and sell prototypes to third parties. Revenue is recognized as services are rendered or products are delivered, the price to the buyer is fixed and determinable, and collectability is reasonably assured.

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

Fair Value of Financial Instruments

Fair value estimates, assumptions and methods used to estimate fair value of our financial instruments are made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. We have used available information to derive our estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts we could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.

Convertible Securities With Beneficial Conversion Features

The Company accounts for debt with embedded conversion features and warrant issuances in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and EITF No. 00-27: Application of issue No. 98-5 to certain convertible instruments. The Company determines the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. Any discount derived from determining the fair value of the beneficial conversion features is amortized to financing costs over the remaining life of the debenture. Warrants are marked to market at any reporting period.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments -an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. Dl, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. SFAS No. 155 will become effective for the Company’s fiscal year after September 15, 2006. The impact of SFAS No. 155 will depend upon the nature and extent of any new derivative instruments entered into after the effective date.

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-2”), which addresses when a convertible debt instrument should be considered ‘conventional’ for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2005 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES. We had a working capital deficit of approximately $22,299,000 at December 31, 2005, which means that our current liabilities exceeded our current assets on December 31, 2005. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.

WE HAVE SUBSTANTIAL INDEBTEDNESS AND ARE HIGHLY LEVERAGED. At December 31, 2005, we had total consolidated current portion of indebtedness of approximately $23,609,000. The level of our indebtedness and related debt service requirements could negatively impact our ability to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. A substantial portion of our future cash flow from operations, if any, may be dedicated to the payment of principal and interest on our indebtedness. Our high leverage may also limit our flexibility to react to changes in business and may place us at a competitive disadvantage to less highly leveraged competitors. In addition, creditors who remain unpaid may initiate collection proceedings, which could hamper our operations due to our short term cash needs or the effect on our assets subject to debt.

WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses of approximately $86,179,000 from February 12, 1999 (date of inception) to December 31, 2005, including approximately $10,582,000 of net loss to common shareholders in the year ended December 31, 2005. We expect to incur substantial additional operating losses in the future. During the year ended December 31, 2005 and 2004, we generated revenues from development contracts and prototype sales in the amounts of $1,803,000 and $768,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

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

WE FACE RISKS RELATED TO OUR ACCOUNTING RESTATEMENTS. On November 21, 2007 we publicly announced that we had re-evaluated our accounting for our convertible instruments and our intangible assets in previously reported financial statements. Following consultation with our independent accountants, we restated our financial statements for the year ended December 31, 2004 as set forth herein.

The restatement of these financial statements may lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing as a result of these restatements and we may not be able to effectuate our current business strategy. Moreover, we may be the subject of negative publicity focusing on the financial statement errors and resulting restatement and negative reactions from our stockholders, creditors or others with whom we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL AND DISCLOSURE CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING WHICH WOULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR SECURITIES. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, areas of our disclosure and internal controls that need improvement. As a result after a review of our December 31, 2004 and 2005 operating results, we identified certain deficiencies in some of our disclosure controls and procedures which we have addressed in Item 8A “Controls and Procedures.”

We have undertaken improvements to our internal controls in an effort to remediate these deficiencies as set forth in Item 8A “Controls and Procedures.” We cannot be certain that our efforts to improve our internal and disclosure controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls or difficulties encountered in their implementation or other effective improvement of our internal and disclosure controls could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to adequately establish or improve our internal controls over financial reporting, our external auditors may not be able to issue an unqualified opinion on the effectiveness or our controls. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

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

THERE MAY BE NO REMAINING PROCEEDS FOR STOCKHOLDERS IN THE EVENT OF OUR DISSOLUTION. In the event of our dissolution, the proceeds from the liquidation of our assets, if any, will be first used to satisfy the claims of creditors, including Cornell Capital which has a security interest in our U.S. assets granted in connection with the debenture financing. Only after all outstanding debts are satisfied will the remaining proceeds, if any, be distributed to our stockholders. Accordingly, the ability of any investor to recover all or any portion of an investment in our securities under such circumstances will depend on the amount of funds so realized and claims to be satisfied there from.

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

CERTAIN COMPONENTS OF OUR BATTERIES POSE SAFETY RISKS THAT MAY CAUSE ACCIDENTS IN OUR FACILITIES AND IN THE USE OF OUR PRODUCTS. As with any battery, our lithium-ion batteries can short circuit when not handled properly. Due to the high energy and power density of lithium-ion batteries, a short circuit can cause rapid heat buildup. Under extreme circumstances, this could cause a fire. This is most likely to occur during the formation or testing phase of our process. While we incorporate safety procedures and specific safety testing in our battery testing lab to minimize safety risks, we cannot assure you that an accident in any part of our facilities where charged batteries are handled will not occur. Any such accident could result in injury to our employees or damage to our facility and would require an internal investigation by our technical staff. Likewise any battery that is abused by a customer, could, under extreme circumstances conceivably cause a fire. We employ all appropriate design and electronic protections. We also carry the appropriate liability insurance. Any such injuries, damages or investigations could lead to liability to our company, cause delays in manufacturing of our product and/or adversely affect market acceptance which could adversely affect our operations and financial condition.

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

RISKS RELATED TO OUR SHARES

FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS. Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. As of April 6, 2006, we had 366,615,359 shares of common stock outstanding, without taking into account shares issuable upon exercise of outstanding Series A Convertible Preferred Stock, Promissory Note Series A, Series B Convertible Preferred Stock, Promissory Note Series B, convertible notes, convertible debentures, warrants or options or shares issuable under the standby equity distribution agreement or 250,000,000 shares of common stock pledged by us to Cornell Capital as security.

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

WE DO NOT HAVE ENOUGH SHARES OF COMMON STOCK AUTHORIZED TO ISSUE SHARES OF COMMON STOCK TO ALL HOLDERS OF OUR CONVERTIBLE SECURITIES UPON CONVERSION OF SUCH SECURITIES. We intend to seek stockholder approval of an increase in the authorized number of shares of our common stock to make available that number of shares of our common stock as will be required for the conversion of all of our outstanding convertible securities and securities which may be issued as part of a new financing. Although our controlling stockholder has indicated its willingness to vote in favor of an increase in the authorized number of shares of our common stock, no assurance can be given that we will be able to obtain a stockholder vote in favor of such an increase in a timely manner or at all.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE, WHICH COULD CAUSE THE VALUE OF AN INVESTMENT IN OUR STOCK TO DECLINE. The market price of shares of our common stock has been and is likely to continue to be highly volatile. Factors that may have a significant effect on the market price of our common stock include the following:

sales of large numbers of shares of our common stocks in the open market, including shares issuable at fluctuating conversion price at a discount to the market price of our common stock;

our operating results;

our need for additional financing;

announcements of technological innovations or new commercial products by us or our competitors;

developments in our patent or other proprietary rights or our competitors’ developments;

our relationships with current or future collaborative partners;

governmental regulation;

and factors and events beyond our control.

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

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY. There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders” ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

OUR COMMON STOCK IS DEEMED TO BE “PENNY STOCK,” WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS. Our common stock is deemed to be “penny stock” as that term is defined in Rule 3&51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

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

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks, Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

ITEM 7.	FINANCIAL STATEMENTS

The consolidated balance sheets as of December 31, 2004 and 2005, and our consolidated statements of operations, changes in stockholders’ equity and comprehensive loss and cash flows for each of the years in the two year period ended December 31, 2005, together with the report of Amper, Politziner & Mattia, P.C., independent registered public accounts, are included at the end of this report. Reference is made to the “Index to Consolidated Financial Statements” on page F-l.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f)and 15d-15(0) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In our Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC on April 17, 2006, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Subsequently, management identified material weaknesses in internal control over financial reporting, which existed as of December 31, 2005 and described in the following paragraph:

Specifically, management determined that its controls over the accounting of certain debt and equity transactions executed during the year were ineffective. This material weakness is attributed to lack of technical expertise with respect to the application of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, “ as amended as well as Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, and related accounting guidance.

In connection with its audit of the Company’s consolidated financial statements for the years ended December 31, 2005 and 2004, the Company’s independent registered public accounting firm, Amper, Politziner & Mattia, P.C. (“AP&M”) informed management and the Audit Committee of the Board of Directors that it had noted certain conditions which it had concluded, in the aggregate, represents a material weakness in the Company’s internal controls over financial reporting. AP&M noted that, before the audited financial statements for the years ended 2005 and 2004 were finalized, (1) certain audit adjustments were made to such financial statements after being identified by AP&M, (2) certain disclosures required by GAAP were incorporated in such financial statements and the notes thereto after being identified by AP&M and (3) certain account analyses were either not accurately completed and /or not completed in a timely manner.

As a result of this weakness, a restatement of the Company’s consolidated financial results for 2004 and 2005 was necessary. Management has revised its earlier assessment and has now concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005.

Changes in Internal Control Over Financial Reporting

As described above, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting and identified a material weakness in internal control over financial reporting as of December 31, 2005.

As for the material weakness identified at December 31, 2005, management has implemented the following remedial actions:

•	Engaged an outside expert to analyze and review all debt and equity transactions to ensure the reporting of such transactions is in accordance with generally accepted accounting principles.

•	Hired additional personnel with the requisite knowledge and/or adequate training to control and monitor the effects of accounting principles and disclosures on the financial reporting of the Company.

Other than the remedial actions described above, management believes that no change in internal control over financial reporting occurred during 2005 that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

As a result of these efforts, the previously identified material weaknesses in internal control over financial reporting have been remediated as of December 31, 2005. We are continuing to actively assess and evaluate our most critical business and accounting processes to identify further enhancements and improvement opportunities.

ITEM 13.	EXHIBITS

(a) Exhibits. The following Exhibits are filed as part of this Report or incorporated herein by reference:

3.1	Restated Certificate of Incorporation, effective as of July 29, 2005 (1)

3.2	Certificate of Designation for Series B Preferred (2)

3.3	By-Laws, as amended (3)

4.1	Form of 8% Convertible notes (19)

4.2	Form of Unsecured Debentures dated March 11, 2005 (4)

4.3	Form of 12% Convertible Debentures dated June 9, 2005 (20)

4.4	Form of Secured 8% Convertible Debenture dated October 7, 2005 issued to Cornell Capital Partners, LP (2)

4.5	Form of Convertible Debenture dated October 21, 2005 to Stichting Gemeenschappelijk Bezit LTC (2)

4.6	Form of 15% convertible Note dated December 6, 2005 (5)

10.1	1994 Stock Incentive Plan, as amended (6)

10.2	Directors Stock Option Plan (6)

10.3	1998 Stock Incentive Plan (7)

10.4	2002 Stock Incentive Plan (8)

10.5	Form of Stock Option Agreement relating to LTC’s 1994 Stock Incentive Plan, as amended (10)

10.6	Form of Stock Option Agreement relating to LTC’s Directors Stock Option Plan (10)

10.7	Form of Stock Option Agreement relating to LTC’s 1998 Stock Incentive Plan (7)

10.8	Form of Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan (8)

10.9	Form of Non-Qualified Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan (for Employees) (8)

10.10	Form of Non-Qualified Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan (for consultants and non-employee directors) (8)

10.11	Lease Agreement, dated July 22, 1994, between PMP Whitemarsh Associates and LTC and Addendum dated July 22, 1994 (10)

10.12	Bridge Financing Agreement, dated as of December 31, 2001, between LTC and Arch Hill Capital (9)

10.13	Bridge Financing Amendment Agreement No. 5, dated as of April 14, 2003 between LTC and Arch Hill Capital (3)

10.14	Form of Warrant, dated October 4, 2002, issued to principals of Colebrooke Capital, Inc. (11)

10.15	Form of Warrant, dated December 13, 2002, issued to principals of Colebrooke Capital, Inc. (12)

10.16	Loan Contract No. 1101216000, dated June 24, 1998, between GAIA and Bank fur Kleine und Mittlere Unternehmen (Bank for Small and Mid-Sized Companies) Aktiengesellschaft (3)

10.17	Loan with initial fixed-rate interest, dated July 22, 1998, between GAIA and Kreissparkasse Nordhausen (Direct Savings Bank) (3)

10.18	Loan contract and Agreement on Subordination between GAIA and Arch Hill Ventures NV (3)

10.19	Partnership Agreement between GAIA and Frankendael Participatiemaatschappij NV (3)

10.20	Partnership Agreement, dated March 4, 1999, between GAIA and Tamarchco GmbH (3)

10.21	Partnership Agreement between GAIA and Tamarchco GmbH (3)

10.22	Partnership Agreement between GAIA and Tamarchco GmbH (3)

10.23	Partnership Agreement dated August 21, 1998 between GAIA Akkumulatorenwerke GmbH and Technologie-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (13)

10.24	Form of Stock Purchase Warrant dated as of January 20, 2004 between Lithium Technology corporation and the Investors (14)

10.25	Form of Debt Exchange Agreement, dated as of April 13, 2004 between Lithium Technology corporation, GAIA Holding NV, GAIA Akkumulatorenwerke GmbH, Arch Hill Capital NV and Arch Hill Ventures NV (15)

10.26	Form of $2.00 Stock Purchase Warrant dated as of April 13, 2004, issued to Arch Hill Capital NV (15)

10.27	Form of $2.40 Stock Purchase Warrant dated as of April 13, 2004, issued to Arch Hill Capital NV (15)

10.28	Form of Stock Purchase Warrant dated as of May 5, 2004 issued to finders in January 10% Convertible Debenture financing. (16)

10.29	Form of Consulting Agreement dated as of July 12, 2004 between Lithium Technology Corporation and Ilion Technology Corporation. (17)

10.30	Form of 125% A Warrant. (18)

10.31	Form of 150% A Warrant (18)

10.32	Form of 125% B Warrant (18)

10.33	Form of 150% B Warrant (18)

10.34	Standby Equity Distribution Agreement dated as of March 11, 2005 between Lithium Technology Corporation and Cornell Capital Partners, L.P. (4)

10.35	Registration Rights Agreement dated March 11, 2005 by and between Lithium Technology Corporation and Cornell Capital Partners, LP in connection with the Standby Equity Distribution Agreement.(4)

10.36	Placement Agent Agreement dated as of March 11, 2005 by and among Lithium Technology Corporation, Cornell Capital Partners, LP and Newbridge Securities Corporation in connection with the Standby Equity Distribution Agreement.(4)

10.37	Escrow Agreement dated as of March 11,2005 by and between Lithium Technology Corporation and Cornell Capital Partners, LP in connection with the Standby Equity Distribution Agreement (4)

10.38	Form of Debenture Purchase Agreement dated as of March 11, 2005 (4)

10.39	Form of Escrow Agreement dated as of March 11,2005 entered in connection with the Debenture Purchase Agreement (4)

10.40	Fourth Amendment to Lease, dated March 31, 2005, between PMP Whitemarsh Associates and LTC (4)

10.41	Series B Amendment Agreement, dated as of May 11,2005 (4)

10.42	Form of Warrant dated as of June 1, 2004 issued to Bridgehead Partners, LLC (4)

10.43	Form of 135% Warrants (19)

10.44	Form of Warrant dated as of May 6, 2005 issued to Bridgehead Partners, LLC (20)

10.45	Form of Debenture Purchase Agreement dated as of June 9,2005 (20)

10.46	Employment Agreement between GAIA and Dr. Klaus Brandt dated April 7, 2005 (20)

10.47	Form of Warrant dated May 31, 2005 issued to North Coast Securities Corporation in connection with A Unit and B Unit Offering (20)

10.48	Form of Warrant dated July 15, 2005 issued to North Coast Securities Corporation in connection with 2005 Unit Offering (20)

10.49	Securities Purchase Agreement dated as of October 7,2005 between the Company and Cornell Capital Partners, LP (2)

10.50	Escrow Agreement dated as of October 7, 2005 between the Company and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.51	Investor Registration Rights Agreement dated as of October 7,2005 between the Company and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.52	Pledge and Escrow Agreement dated as of October 7, 2005 between the Company and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.53	Security Agreement dated as of October 7, 2005 between the Company and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.54	Warrant to purchase 10,000,000 shares at $.06 per share dated as of October 7,2005 issued by the Company to Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.55	Warrant to purchase 5,000,000 shares at $.07 per share dated as of October 7, 2005 issued by the Company to Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.56	Warrant to purchase 5,000,000 shares at $. 10 per share dated as of October 7, 2005 issued by the Company to Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.57	Debt Exchange Agreement dated October 21, 2005 between Lithium Technology Corporation, GAIA Holding NV, GAIA Akkumulatorenwerke GmbH, Arch Hill Capital NV and Arch Hill Ventures NV (2)

10.58	Form of Stock Purchase Warrant dated October 21, 2005 issued to Stichting Gemeenschappelijk Bezit LTC (2)

10.59	Form of Note Purchase Agreement dated December 6, 2005 (5)

10.60	Warrant to Purchase 2,000,000 shares at $.03 per share dated as of December 6, 2005 issued by the Company in connection with the Note Purchase Agreement (5)

10.61	Letter Agreement with Cornell Capital Partners, LP dated January 31, 2006 (5)

10.62	Letter Agreement with Cornell Capital Partners, LP dated March 21,2006 (21)

10.63	Fifth Amendment to Lease, dated March 31, 2006, between PMP Whitemarsh and LTC(21)

21.1	List of Subsidiaries (20)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(1)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.
(2)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005
(3)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002
(4)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004

(5)	Incorporated by reference to LTC’s Registration Statement on Form SB-2 (No. 333-131530) filed on February 3, 2006.
(6)	Incorporated herein by reference to the exhibits contained in LTC’s Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, dated January 19, 1996
(7)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
(8)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
(9)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated January 23, 2002.
(10)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31,1995
(11)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated October 4, 2002.
(12)	Incorporated herein by reference to LTC’s Current Report on Form 8-KA, dated October 4, 2002
(13)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter March 31, 2003.
(14)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated January 26, 2004.
(15)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31 ,2003
(16)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.
(17)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004
(18)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated August 30, 2004.
(19)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005
(20)	Incorporated herein by reference to LTCs Registration Statement on Form SB-2 (No 333-114998) filed on August 2, 2005
(21)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the Year Ended December 31, 2005
+	Exhibit filed herewith.

(b) Reports on Form 8K. During the quarter ended December 31, 2005, we filed the following Reports on Form 8-K. We filed a Form 8-K dated October 7, 2005 repotting on the Cornell Capital Debenture transaction. We tiled a Form 8-K dated October 21, 2005 reporting on a Debt Exchange with Stichting Gemeenschappelijk Bezit LTC.

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

The aggregate fees billed for fiscal years 2004 and 2005 for professional services rendered by Amper Politziner as our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2005 was $574,000.

AUDIT-RELATED FEES

The aggregate fees billed in each of fiscal 2005 and 2004 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(l) of Schedule 14A) were $163,000.

TAX FEES

The aggregate fees billed in each of fiscal 2005 and 2004 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $0, respectively.

ALL OTHER FEES

The aggregate fees billed in each of fiscal 2005 and 2004 for products and services provided by our principal accountant (other than the services reported in Items 9(e)(l) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

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

The decision to retain Amper Politziner as our principal accountant for the audit of our financial statements for the year ended December 31, 2004 and 2005 was approved by our Board of Directors on February 19, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION

Date: November 21, 2007	BY:	/s/ Klaus Brandt
Klaus Brandt, Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2007	BY:	/s/ Amir Elbaz
Amir Elbaz, Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Klaus Brandt		November 21, 2007
Klaus Brandt	Chief Executive Officer & Director (Principal Executive Officer)

/s/ Amir Elbaz		November 21, 2007
Amir Elbaz	Chief Financial Officer, Executive Vice President, Treasurer and Director (Principal Financial and Accounting Officer)

/s/ Christiaan A. van den Berg		November 21, 2007
Christiaan A. van den Berg	Director

/s/ Ralph D. Ketchum		November 21, 2007
Ralph D. Ketchum	Director

/s/ Andrew J. Manning		November 21, 2007
Andrew J. Manning	Director

/s/ Arif Maskatia		November 21, 2007
Arif Maskatia	Director

/s/ Marnix A. Snijder		November 21, 2007
Marnix A. Snijder	Director

/s/ Jonkheer Clemens E.M. van Nispen tot Sevenaer		November 21, 2007
Jonkheer Clemens E.M. van Nispen tot Sevenaer	Director

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2005 and 2004	F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2005 and 2004 and for the period from February 12, 1999 (inception of development stage) to December 31, 2005	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period from February 12, 1999 (inception of development stage) to December 31, 2005	F-5

Consolidated Statements of Cash Flows of the years ended December 31, 2005 and 2004 and for the period from February 12, 1999 (inception of development stage) to December 31, 2005	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders of

Lithium Technology Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lithium Technology Corporation and Subsidiaries (a development stage company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004 and for the period from February 12, 1999 (inception of development stage) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lithium Technology Corporation and Subsidiaries (a development stage company) as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years ended December 31, 2005 and 2004 and for the period from February 12, 1999 (inception of development stage) to December 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has recurring losses from operations since inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, the financial statements for the year ended December 31, 2004 have been restated.

/s/ Amper, Politziner & Mattia P.C.

November 20, 2007
Edison, New Jersey

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONSOLIDATED BALANCE SHEETS

	December 31 2005	December 31 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,000	$240,000
Accounts receivable, net of Allowance of $0 and $7,000, respectively	234,000	115,000
Inventories	569,000	141,000
Related party receivable	150,000	134,000
Prepaid expenses and other current assets	311,000	851,000

Total current assets	1,310,000	1,481,000
Property and equipment, net	5,390,000	6,461,000
Intangibles, net	108,000	317,000
Debt issue costs, net	814,000	399,000
Other assets	22,000	47,000

Total assets	$7,644,000	$8,705,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$8,536,000	$7,298,000
Accrued salaries	175,000	310,000
Accrued interest	1,003,000	817,000
Other current liabilities and accrued expenses	1,031,000	1,362,000
Accounts Payable	2,700,000	2,749,000
Related party debt	3,950,000	12,002,000
Warrant liability	6,214,000	13,797,000

Total current liabilities	23,609,000	38,335,000

Total liabilities	$23,609,000	$38,335,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Convertible Preferred stock A, par value $.01 per share, authorized, issued and outstanding: 1,000 at December 31, 2005 and no shares at December 31, 2004	$1,000,000	—
Convertible Preferred stock B, par value $.01 per share, authorized, issued and outstanding: 100,000 at December 31, 2005 and no shares at December 31, 2004	1,000	—
Common stock, par value $.01 per share, authorized—750,000,000 and 125,000,000 shares at December 31, 2005 and December 31, 2004 respectively; issued and outstanding—266,335,979 and 53,352,000 shares at December 31, 2005 and December 31, 2004, respectively.	2,663,000	534,000
Additional paid-in capital	71,377,000	51,409,000
Cumulative translation adjustments	(4,627,000)	(5,776,000)
Accumulated deficit	(200,000)	(200,000)
Deficit accumulated during development stage	(86,179,000)	(75,597,000)
Total stockholders’ deficit	(15,965,000)	(29,630,000)

Total liabilities and stockholders’ deficit	$7,644,000	$8,705,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIBIARIES

(DEVELOPMENT STAGE COMPANIES)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEAR ENDED December 31,		PERIOD FROM 12-Feb-99 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2005
	2005	2004
		(Restated)
REVENUES:
Development contracts and prototype sales	$1,803,000	$768,000	$2,921,000

COST AND EXPENSES:
Cost of goods sold	2,408,000		2,408,000
Engineering, research and development	2,961,000	5,192,000	21,664,000
General and administrative	4,493,000	5,682,000	19,262,000
Warrants expense/Change in fair value	(7,842,000)	13,523,000	5,681,000
Impairment of intangibles—patents	—	8,926,000	12,626,000
Sales and marketing	479,000	—	479,000
Depreciation and amortization	799,000	847,000	10,240,000
Amortization of debt issue costs	245,000	148,000	393,000

Loss on sale of tangible fixed assets	—	57,000	107,000

Total costs and expenses	3,543,000	34,375,000	72,467,000

OTHER INCOME (EXPENSE):
Foreign government subsidies	—	435,000	2,842,000
Interest expense, net of interest income	(2,094,000)	(1,842,000)	(9,523,000)
Interest expense related to beneficial conversion feature	(6,667,000)	(3,204,000)	(9,871,000)
Other	(81,000)	—	(81,000)

Total other income (expense)	(8,842,000)	(4,611,000)	(16,633,000)

NET LOSS TO COMMON SHAREHOLDERS	$(10,582,000)	$(38,218,000)	$(86,179,000)
Currency translation adjustments	1,149,000	607,000	(4,627,000)

COMPREHENSIVE LOSS	$(9,433,000)	$(37,611,000)	$(90,806,000)
Weighted average number of common shares outstanding:	233,038,317	32,612,005
Basic and diluted net loss per share:	$(0.05)	$(1.17)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Class A Stock		Convertible Preferred Class B Stock		Common Stock		Additional Paid—in Capital	Cumulative Transactions Adjustments	Accumulated Deficit	Accumulated During Development
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at February 12, 1999	1,000						20,000		(200,000)	—

Foreign currency translation adjustments								478,000

Net Loss										(9,208,000)

Balances at December 31, 1999	1,000						20,000	478,000	(200,000)	(9,208,000)

Foreign currency translation adjustments								489,000

Net Loss										(4,586,000)

Balances at December 31, 2000	1,000						20,000	967,000	(200,000)	(13,794,000)

Foreign currency translation adjustments								694,000

Capital contribution on asset transfer with Arch Hill affiliate							149,000

Net loss										(4,210,000)

Balances at December 31, 2001	1,000						169,000	1,661,000	(200,000)	(18,004,000)

Capital contribution by Arch Hill affiliate in lieu of debt repayment							1,585,000

Common stock deemed issued in Share Exchanges					3,214,855	32,000	7,021,000

Stock issued upon conversion of convertible notes					1,196,604	12,000	1,903,000

Foreign currency translation adjustments								(3,250,000)

Net Loss										(9,184,000)

Balances at December 31, 2002	1,000				4,411,459	44,000	10,678,000	(1,589,000)	(200,000)	(27,188,000)

Foreign currency translation adjustments								(4,794,000)

Net loss										(10,191,000)

Ending balance As of 12/31/03	1,000	—			4,411,459	44,000	10,678,000	(6,383,000)	(200,000)	(37,379,000)

As of 12/31/03	1,000	—			4,411,459	44,000	10,678,000	(6,383,000)	(200,000)	(37,379,000)

Discount on 10% January 2004 Debenture							1,155,000

Stock Issued upon conversion of January 2004 10% Debentures					3,499,941	35,000	491,000

Common stock issued for interest on January 2004 10% Debentures					12,000	0	7,000

Discount on April 2004 10% Debentures							1,611,000

April 2004 Debt Exchange					27,071,200	271,000	29,623,000

Discount on Beneficial Conversion Feature of A Unit Private Placement							1,558,000

Conversion of 2004 A Unit Private Placement					10,761,700	108,000	1,674,000

Discount on Beneficial Conversion Feature of 2004 A Unit Arch Hill Debt Exchange							634,000

Common shares issued in exchange for services					54,200	1,000	103,000

Conversion of preferred stock and debt into common shares	(1,000)				7,541,500	75,000	3,875,000

Foreign currency translation adjustments								607,000

Net loss										(38,218,000)

Ending balance as of 12/31/04					53,352,000	534,000	51,409,000	(5,776,000)	(200,000)	(75,597,000)

Stock Issued upon conversion of January 2004 10% Debentures					41,828,400	418,000	1,057,000

Conversion of April 2004 8% Debentures					40,000,000	400,000	2,600,000

Common stock issued for interest on April 2004 8% Debentures					2,619,200	26,000	170,000

Discount on Beneficial Conversion Feature of A Unit Private Placement							251,000

Conversion of A units	1000	1,000,000			24,346,921	243,000	1,322,000

Conversion of Interest Payable on A units					4,365,979	44,000	126,000

Conversion of Arch Hill A Units					34,100,000	341,000	1,364,000

Conversion of interest payable on Arch Hill A Units

Discount on Beneficial Conversion Feature of B Unit Arch Hill Exchange							693,000

B Unit Arch Hill Exchange					36,800,179	368,000	1,472,000

Common Stock Issued for Interest on Series B units					2,710,000	27,000	167,000

Discount on Beneficial Conversion Feature of B Unit Arch Hill Exchange							130,000

Conversion of 8% Convertible Notes					5,020,000	50,000	201,000

$1,350,000 Portfolio Lenders Debentures							540,000

Discount on Beneficial Conversion Feature of $3,000,000 Cornell Capital Debentures							1,957,000

Discount on Beneficial Conversion Feature and Warrants for October 2005 Debt Exchange							3,072,000

October 2005 Debt Exchange with Arch Hill			100,000	1,000			4,302,000

Common stock issued under the Standby Equity Distribution Agreement					21,193,300	212,000	544,000

Foreign currency translation adjustments								1,149,000

Net loss										(10,582,000)

Ending balance as of 12/31/05	1,000	1,000,000	100,000	1,000	266,335,979	2,663,000	71,377,000	(4,627,000)	(200,000)	(86,179,000)

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2005	December 31, 2004	PERIOD FROM FEBRUARY 12, 1999 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2005
		(restated)
OPERATING
Net loss	$(10,582,000)	$(38,218,000)	$(86,179,000)
Adjustments
Depreciation & amortization	799,000	9,773,000	18,802,000
In-process R&D			3,700,000
Loss on sale of property and equipment	—	57,000	107,000
Non cash interest expense	1,323,000	1,252,000	6,613,000
Warrant Expense	(7,842,000)	13,523,000	5,681,000
Interest expense—beneficial conversion feature	6,667,000	3,204,000	9,871,000
Non Cash consulting expense	—	104,000	104,000
Changes in assets & liabilities
Inventories	(469,000)	(25,000)	(576,000)
A/R	(119,000)	(100,000)	(233,000)
A/P & accrueds	214,000	1,911,000	4,483,000
Prepaids and other assets	484,000	(202,000)	118,000
Total operating	(9,525,000)	(8,721,000)	(37,509,000)

INVESTING
Purchases of PP&E	(377,000)	(1,233,000)	(5,289,000)
Proceeds from sale of PP&E	—	—	133,000
Cash acquired in share exchange	—	—	20,000
Deposit on equipment	—	—	(200,000)
Investment in Intangibles	—	(143,000)	(274,000)
Total Investing	(377,000)	(1,376,000)	(5,610,000)

FINANCING
Repayment of Debt	(1,317,000)	(468,000)	(1,683,000)
Proceeds from bankloans	8,108,000	9,377,000	15,765,000
Proceeds from related party loans	2,649,000	1,640,000	21,197,000
Deferred Financing Costs	(500,000)	(321,000)	(821,000)
Proceeds from Equity Issuance	757,000		757,000
Non-convertible promissory note			7,960,000

Total Financing	9,697,000	10,228,000	43,175,000

NET INCREASE (DECREASE) IN CASH	(205,000)	131,000	56,000

CURRENCY EFFECTS ON CASH	11,000	(18,000)	(13,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	240,000	127,000	3,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,000	$240,000	$46,000

See accompanying notes to consolidated financial statements.

NOTE 1—RESTATEMENT OF FINANCIAL STATEMENT

For the year ended December 31, 2004, the Company has re-evaluated its accounting for its convertible instruments. In reviewing the accounting treatment of the Company’s convertible debentures, the Company determined that the embedded default penalties require bifurcation and fair value accounting in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”. Management determined that the default features of the convertible debentures should be valued at zero.

The Company determined that the embedded conversion options, which were previously bifurcated, did not require bifurcation and fair value accounting in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”. The Company incorrectly applied the guidance in SFAS No. 133 in the analysis of these transactions and has determined that the embedded conversion features did not meet the criteria to be classified as derivatives. As such, the Company no longer has a derivative liability related to the embedded conversion feature.

The Company also determined that warrants issued with its convertible instruments should be accounted for as liabilities with changes in fair values reflected in earnings under the guidance of FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The impact of this change in accounting treatment resulted in an increase of net loss in the amount of $13,523,000 for the year ended December 31, 2004.

The Company determined that the debt discount ($5,000,000) that was previously recorded was amortized over the life of the debt using the straight-line method and not the effective interest method.

The Company also determined that it did not capitalize all debt issuance costs related to the issuance of its convertible notes as required by the accounting guidance.

The Company has reevaluated its intangible assets as previously reported for the year ended December 31, 2004. Per the reevaluation, management has determined that LTC patents have been fully impaired at December 31, 2004 as a result of management’s decision to refocus its strategic direction. Therefore, the Company recorded an impairment charge of $8,926,000, for the year ended December 31, 2004.

Lastly, the Company identified additional adjustments as a result of this restatement and review of its financial records which related mainly to certain unrecorded liabilities and expenses.

The total impact of this restatement on the Company’s statement of operations was to increase the net loss applicable to common stockholders for the year ended December 31, 2004 by approximately $19,687 (in thousands).

A summary of all adjustments included in this Annual Report on Form 10-KSB/A-1 is detailed below.

The following table reflects the impact of the restatement on the cumulative net loss for the year ended December 31, 2004 (in thousands):

December 31, 2004
Increase/(Decrease) to Net Loss
Write off of derivative liability	$(3,654)
Warrant expense	13,523
Depreciation and amortization	(828)
Impairment of intangibles—patents	8,926
Interest expense, non-warrant, net	76
Interest expense, beneficial conversion	819
Other adjustments	825

Total increase/(decrease) to net loss	$19,687

The effects of our restatement on previously reported consolidated financial statements as of December 31, 2004 and for the year ended December 31, 2004 are summarized as follows.

The following table reflects the impact of the restatement on the Consolidated Balance Sheet (in thousands):

	December 31, 2004	December 31, 2004
	(as previously reported)	(restated)
Selected Balance Sheet Data:
Current assets	$1,414	$1,481
Total assets	16,528	8,705
Current liabilities	5,401	38,335
Total liabilities	22,496	38,335
Additional paid-in capital	50,105	51,409
Accumulated deficit	(55,910)	(75,597)
Total stockholders’ deficit	(5,968)	(29,630)

The following table reflects the impact of the restatement on the Consolidated Statement of Operations (in thousands, except per share data):

	December 31, 2004	December 31, 2004
	(as previously reported)	(restated)
Selected Statement of Operations Data:
Total other (expense) income, net	$(3,716)	$(4,611)
Comprehensive loss	(17,964)	(37,611)

Net loss attributable to common shareholders	(18,531)	(38,218)
Basic and diluted net loss per share	$(0.57)	$(1.17)

The following table reflects the impact of the restatement on the Consolidated Statements of Cash Flows (in thousands, except per share data):

	December 31, 2004	December 31, 2004
	(as previously reported)	(restated)
Selected Cash Flow Data:
Net loss to common shareholders	$(14,751)	$(38,218)

Net cash used in operating activities	(7,670)	(8,721)

Net cash used in investing activities	(1,059)	(1,376)

Net cash received from financing activities	8,828	10,228

Currency effect on cash	14	(18)

NOTE 2—ORGANIZATION, BUSINESS OF THE COMPANY AND LIQUIDITY

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

GAIA Holding, a private limited liability company incorporated under the laws of the Netherlands, is the 100% beneficial owner of GAIA Akkumulatorenwerke GmbH (“GAIA”). GAIA Holding (formerly known as Hill Gate Investments B.V.) was incorporated in 1990 and only had limited operations until the acquisition of GAIA on February 12, 1999 (inception of development stage). GAIA is a private limited liability company incorporated under the laws of Germany. GAIA Holding’s ownership interest in GAIA is held through certain trust arrangements (see Note 3).

The date of inception of the Company’s development stage is February 12, 1999. Prior to inception of development stage activities, the Company incurred accumulated losses of $200,000 and these losses have been segregated from the Company’s deficit accumulated during the development stage in the consolidated financial statements.

The Company considers itself to have one operating segment in two geographical areas. The Company is a development and pilot-line production stage company that develops large format lithium-ion rechargeable batteries to be used as a new power source for emerging applications in the automotive, stationary power, and national security markets.

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

The Company’s operating plan seeks to minimize its capital requirements, but the expansion of its production capacity to meet increasing sales and refinement of its manufacturing process and equipment will require additional capital. The Company expects that operating and production expenses will increase significantly. The Company has recently entered into a number of financing transactions (see Notes 6 and 9) and is continuing to seek other financing initiatives. The Company needs to raise additional capital to meet its working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities, including the sale of common stock under the Standby Equity Distribution Agreement. (See Note 9) The Company believes that if it raises approximately $15 million in debt and equity financings, including, under the Standby Equity Distribution Agreement, it would have sufficient funds to meet its needs for working capital and repayment of debt (approximately $11 million) and for capital expenditures (approximately $4 million) over the next twelve months.

No assurance can be given that the Company will be successful in completing any financings at the minimum level necessary to fund its capital equipment, debt repayment or working capital requirements, or at all. If the Company is unsuccessful in completing these financings, it will not be able to meet its working capital, debt repayment or capital equipment needs or execute its business plan. In such case the Company will assess all available alternatives including a sale of its assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, assumptions and methods used to estimate fair value of the Company’s financial instruments are made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts. The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and notes payable approximate fair value due to the short-term nature of the instruments.

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

Inventories (substantially all for GAIA) are as follows:

	December 31, 2005	December 31, 2004
Finished Goods	$208,000	$—
WIP	247,000	4,000
Raw Materials	114,000	137,000

	$569,000	$141,000

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

Buildings	25 years
Technical and laboratory equipment	7 - 14 years
Office equipment and other	1 - 5 years

INTANGIBLES

Intangibles consist of amounts capitalized by GAIA for patents, which are recorded at cost and are amortized using the straight-line method over their estimated useful lives of 13 to 17 years commencing upon final approval by the foreign regulatory body. Intangibles include amounts relating to the core patented technology of LTC, as determined by an independent valuation, in connection with the allocation of the purchase price resulting from the Share Exchanges; however, as part of management review in the revaluation process, these patents were determined to be impaired in their entirety in the reporting year ended December 31, 2004 and are reflected as a write off in the restated 2004 Statement of Operations. The write off was the result of management’s strategic decision to focus on the fabrication of cylindrical cells, which changed the basis of valuation for the LTC patents.

CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES

The Company accounts for debt with embedded conversion features and warrant issuances in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and EITF No. 00-27: Application of issue No. 98-5 to certain convertible instruments. Conversion features determined to be beneficial to the holder are valued at fair value and recorded to additional paid in capital. The Company determines the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. Any discount derived from determining the fair value of the beneficial conversion features and the warrants on redeemable instruments is amortized to financing costs over the remaining life of the debenture. The unamortized discount, if any, upon the conversion of the debentures is expensed to financing cost on a pro-rata basis. Any discount derived from determining the fair value of the beneficial conversion features and the warrants on non-redeemable instruments is expensed immediately.

LONG-LIVED ASSETS

The Company periodically evaluates the carrying value of long-lived assets when events and circumstances indicate the carrying amounts may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows expected to result from the use and eventual disposition from such assets are less than the carrying value. If the sum of the expected cash flows (undiscounted and without finance charges) is less than the carrying amount of the asset, the Company recognizes an impairment loss on the asset by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined by quoted market prices in active markets, if available, or by using the anticipated cash flows discounted at a rate commensurate with the risks involved. The Company conducted an evaluation of the carrying values of its long-lived assets at the end of 2005.

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

REVENUES

The Company performs certain research and development for other companies and sells prototypes to third parties. Revenue is recognized as services are rendered or products are delivered, the price to the buyer is fixed and determinable, and collectability is reasonable assured.

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

	2005	2004
Series B Preferred Stock	49,202,772	—
Common Stock	183,835,545	32,612,005

Total	233,038,317	32,612,005

Due to net losses in the years ended December 31, 2005 and 2004, the effect of the potential common shares resulting from convertible promissory notes payable, stock options and warrants in those years were excluded, as the effect would have been anti-dilutive.

	2005	2004
Shares issuable under Series A Convertible Preferred Stock*	25,000,000	—
Shares issuable under 10% Convertible Debentures*	—	20,434,399
Shares issuable under April 2004 10% Convertible Debentures	—	—
Shares issuable under 8% Convertible Notes	1,175,000	—
Shares issuable under 12% Convertible Debentures	27,000,000	—
Shares issuable under 8% Convertible Debentures	50,000,000	—
Shares issuable under Portfolio Lenders Convertible Notes	800,000	—
Shares issuable under Outstanding Warrants	152,436,281	25,060,783
Shares issuable under Series A and B Units	—	20,852,941
Shares issuable under Warrants issuable upon conversion of Series A and B Units*	34,234,816	23,170,205
Shares issuable under exercise of options	131,258	151,759

	290,777,355	89,670,087

*	Assumes conversion of floating price instruments as of December 31 of the applicable year.

The Company does not have enough shares of common stock authorized to issue shares of common stock to all holders of its convertible securities upon conversion of such securities. All convertible instruments have already been included as liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be values at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123 (R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.

The Company has adopted SFAS No. 123 (R) as of January 1, 2006. The adoption of this pronouncement is not expected to have a significant effect on the Company’s financial statements.

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which is an amendment to APB Opinion No. 29. It states that the exchanges on nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, FSAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar assets exchanged. Further, FSAS No. 153 is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date that this statement is issued. The adoption of this Statement did not have a significant effect on the consolidated financial statements.

In May 2005, the FASB issue SFAS No. 154, “Accounting Changes and Error Correction—a replacement of APB Opinion No. 20 and FASB Statement NO. 3 “(SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for a s a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective beginning January 1, 2006. The adoption of this pronouncement did not to have a significant effect on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 Resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. SFAS No. 155 will become effective for the Company’s fiscal year after September 15, 2006. The impact of SFAS No. 155 will depend upon the nature and extent of any new derivative instruments entered into after the effective date.

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 05—2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF No. 00—19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05—2”), which addresses when a convertible debt instrument should be considered ‘conventional’ for the purpose of applying the guidance in EITF No. 00—19. EITF No. 05—2 also retained the exemption under EITF No. 00—19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00—19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05—2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05—2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

EITF Issue No. 05—4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00—19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05—4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00—19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05—4 has not been finalized. The adoption of this pronouncement is not expected to have a significant impact on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2005, the FASB ratified the EITF’s Issue No. 05—7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (“EITF 05—7”), which addresses whether a modification to an conversion option that changes its fair value effects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognizes a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). The adoption of this pronouncement did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2005, the FASB ratified the following consensus reached in EITF Issues 05—8: a. The Issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 02—27 (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this pronouncement did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
Land and buildings	$2,617,000	$3,009,000
Technical and laboratory equipment	5,737,000	6,794,000
Assets under construction	56,000	12,000
Office equipment and other	756,000	622,000

	9,166,000	10,437,000
Less: Accumulated depreciation and amortization	(3,776,000)	(3,976,000)

	$5,390,000	$6,461,000

Assets under construction at December 31, 2005 and 2004 included equipment being constructed that was not yet placed into service.

NOTE 5—INTANGIBLES

Intangibles at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
Patents	$311,000	$358,000
Less: Accumulated amortization	(203,000)	(41,000)

Total	$108,000	$317,000

Intangibles consist primarily of amounts relating to the core patented technology of LTC, as determined by an independent valuation, in connection with the allocation of the excess purchase price resulting from the Share Exchange (see Note 2). During the revaluation process of its financial reporting for the year 2004, management had determined that intangible assets attributable to 2002 acquisition of GAIA by the Company should have been fully impaired at December 31, 2004 as a result of management decision to refocus its strategic direction. Therefore, the Company recorded an impairment charge of $8,926,000 for the year ended December 31, 2004.

The remaining intangible assets at December 31, 2005 and 2004 consist of patents held by GAIA Holdings.

Amortization expense for the years ended December 31, 2005 and 2004 is 176,000 and 9,000 respectively.

The estimated future annual amortization expense for each of the next five fiscal years is as follows:

Fiscal Year	Estimated amortization expense
2006	$108,000
2007	$—
2008	$—
2009	$—
2010	$—

NOTE 6—DEBT

	December 31, 2005	December 31, 2004
Current debt is summarized as follows:
January 2004 10% Convertible Debentures, net of discount	$—	$936,000
March 2005 12% Convertible Debenture, net of discount	2,000,000	—
October 2005 8% Debenture, net of discount	1,294,000	—
Portfolio Lenders Convertible Note	1,350,000	—
Portfolio Lenders 15%	400,000	—
8% Convertible Notes	47,000	—
Preferred A Notes	—	2,015,000

Loans From Financial Institutions	1,629,000	2,254,000

Silent Partner loans-TBG	1,816,000	2,093,000

Total long-term debt	$8,536,000	$7,298,000
Related Party debt
Silent Partner loans-Frankendeal	$—	$545,000
Subordinated Loans from related party	3,565,000	6,127,000

Promissory Notes	385,000	—
10% ArchHill Convertible Debt, net of disount	—	1,785,000

Preferred A and B Notes	—	3,545,000

Total related party debt	$3,950,000	$12,002,000
Warrant Liability	$6,214,000	$13,797,000

Total Debt	$18,700,000	$33,097,000

JANUARY 2004 10% CONVERTIBLE DEBENTURES

On January 20, 2004, the Company entered into a securities purchase agreement with an investment group to purchase $2,000,000 of the Company’s 10% Convertible Debentures (the “January 2004 Debentures”) with attached warrants to purchase up to 1,000,000 shares of the Company’s common stock.

The January 2004 debentures have a maturity date of January 20, 2006. Interest payments on the January 2004 debentures are due and payable in cash, or at the option of the January 2004 Debenture holder, in Company common stock at a price equal to the conversion price then in effect as in accordance with the debenture agreement. Interest is due quarterly commencing March 31, 2004. Any amount of principal or interest on the January 2004 Debentures, which is not paid when due, bears interest at 15% per annum from the due date of such payment default.

The January 2004 Debentures are secured by security agreements under which the Company pledged substantially all of its assets, including its goods, fixtures, equipment, inventory, contract rights, receivables and intellectual property and certain equipment of GAIA. The Company is not in compliance with the covenant contained in the January 2004 debentures to timely file all of its reports with the Securities and Exchange Commission as a result of the late filing of its Form 10-KSB for the years ended December 31, 2004 and 2005.

The debentures are convertible into LTC’s common stock at any time at the option of the holder at a conversion price then in effect as in accordance with the debenture agreement.

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

As of December 31, 2005 and 2004, approximately $37,000 and $168,000, respectively, of interest is due and payable and included in accrued interest on the accompanying balance sheets.

The January 2004 10% debentures are recorded using the guidance of EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, which involves allocation of the proceeds received between the convertible debenture and the warrants issued to the debenture holder. The Company measured the intrinsic value of the embedded conversion option using guidance of EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The value of the beneficial conversion is recorded as a discount on the debt with the offset to additional-paid-in capital and is amortized to interest expense using the effective interest method. During the fiscal year ended December 31, 2004, $526,100 of January 2004 debentures and accrued interest were converted into an aggregate of 3,511,941 shares of common stock at conversion prices ranging from $0.0808 to $0.60 per share. During the year ended December 31, 2005, $1,473,900 of January 2004 debentures were converted into an aggregate of 41,828,400 shares of common stock at conversion prices ranging from $0.0221 to $0.0816 per share. As of December 31, 2005, all January 2004 debentures were converted to common stock. As of December 31, 2004 and 2005, the related debt discount on the debentures is $538,000 and $0, respectively.

The Company determined that the warrants issued to the debenture holders qualified for classification as a liability under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. As in accordance with FASB Statement No. 150, the Company measured the fair value of the warrants at issuance and subsequently at each year end using the Black-Scholes option-pricing model with changes in fair value recognized in earnings. The value of the warrants is recorded as a liability with the offset in warrant expense. As of December 31, 2004 and 2005, the Company has warrant liability for the debenture holders’ warrants of $337,000 and $28,000, respectively.

On May 5, 2004, the Company issued to the finder and affiliated persons in the January 2004 debenture financing warrants to purchase shares of LTC common stock pursuant to an investment banking services agreement. The warrants entitle the holders to purchase, in the aggregate, such number of shares of the common stock equal to 10% of the aggregate number of fully diluted and/or converted shares of common stock as are purchased by the January 2004 debenture holders. The exercise price per share of the warrants is equal to 110% of the effective per share price paid by the January 2004 debenture holders for the securities purchased by such debenture holders. On April 13, 2005, the Company terminated the investment banking services agreement with the finder for a payment of $80,000 and the finder agreed to remit all of the foregoing warrants and any additional warrants it would otherwise be entitled to under such agreement. The warrants were transferred to an investor who has provided financing to the Company and as of December 31, 2005, there was a total of 4,532,836 of such warrants outstanding at exercise prices ranging from $0.66 to $0.024. The warrants are exercisable until January 20, 2009. The warrants issued to the finder are classified as a liability under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” and recorded as debt issuance costs in the amount of $80,000. As of December 31, 2004, the finder and affiliated persons held vested warrants to purchase 350,000 shares of Company common stock at exercise prices ranging from $0.082 to $0.660 per share. As of December 31, 2005, the 4,532,836 of the warrants are held by another investor.

The default penalty put option of the January 2004 debentures qualifies for accounting as a derivative under the guidance of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, paragraph 61(d) and DIG Issue B-16. As the likelihood of the occurrence of a default payment was deemed to be remote in January 2004, the value of the derivative liability was determined to be zero. As of December 31, 2005 and 2004, there is no default and the likelihood continues to be remote and thus the value of the derivative liability is deemed to be zero.

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

In the April Bridge Exchange, $1,587,375 of bridge notes issued to Arch Hill Capital and in 2002 were exchanged for $1,587,375 of April 2004 10% Convertible Debentures due 2006 (“April 2004 Debentures”) and warrants to purchase up to 793,688 shares of the Company common stock exercisable at $2.00 per share. Bridge Notes totaling $1,412,625 issued to Arch Hill Capital and in 2003 were exchanged for $1,412,625 of April 2004 10% Convertible Debentures and warrants to purchase up to 706,312 shares of the Company common stock exercisable at $2.00 per share. Bridge Notes totaling $5,459,502 issued in 2003 and $918,159 issued from January 1, 2004 through April 13, 2004 together with $323,824 of accrued interest were exchanged for 6,069,697 shares of the Company common stock and warrants to purchase up to 10,500,000 shares of the Company common stock exercisable at $2.40.

On August 30, 2004, Arch Hill Capital exchanged $3,545,000 of bridge notes for $1,705,000 of A Units and $1,840,000 of B Units.

At various times during 2004, Arch Hill Capital advanced a total of $3.5 million to LTC under the Bridge Financing Agreement. As of December 31, 2004, these advances had been converted to April 2004 10% convertible debentures and Series A and B Notes. Therefore, no advances are outstanding under the LTC Bridge Financing Agreement at December 31, 2004. The Company has $385,000 of Bridge Notes outstanding at December 31, 2005 which are classified under related party debt on the Company’s Consolidated Balance Sheet.

APRIL 2004 – 10% CONVERTIBLE DEBENTURES

In April 2004, as part of the April 2004 Bridge Exchange, the Company issued $3,000,000 of convertible debentures with a maturity date of April 13, 2006 at which time the entire principal amount and all accrued interest on the April 2004 debentures is due and payable. Interest payments on the April 2004 Debentures are due and payable in cash, or at the option of Arch Hill Capital, in Company common stock at a price equal to the conversion price of our common stock as described below. Interest was due quarterly commencing September 30, 2004. Any amount of principal or interest on the April 2004 debentures, which was not paid when due, bears interest at 15% per annum from the due date of such payment default.

The April 2004 Debentures are convertible into LTC’s common stock at any time at the option of the holder at a conversion price then in effect as in accordance with the debenture agreement.

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

The April 2004 debentures are recorded using the guidance of EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, which involves allocation of the proceeds received between the convertible debenture and the warrants issued to the debenture holder. The Company measured the intrinsic value of the embedded conversion option using guidance of EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The value of the beneficial conversion is recorded as a discount on the debt with the offset to additional-paid-in capital and is amortized to interest expense using the effective interest method.

The Company determined that the warrants issued to the debenture holders qualified for classification as a liability under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. In accordance with FASB Statement No. 150, the Company has measured the fair value of the warrants at issuance and subsequently at each year end using the Black-Scholes option-pricing model with changes in fair value recognized in earnings. The value of the warrants is recorded as a liability. As of December 31, 2005 and 2004, the Company has warrant liability for the debenture holders’ warrants of $345,000 and $3,104,000, respectively.

The default penalty put option of the April 2004 debentures qualified for accounting as a derivative under the guidance of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, paragraph 61(d) and DIG Issue B-16. As the likelihood of the occurrence of a default payment is remote, the value of the derivative liability is determined to be zero.

In December 2004, the debenture holder requested to convert the $3,000,000 of April 2004 debentures and accrued and unpaid interest into 42,619,200 shares of common stock. The April 2004 debenture holder was entitled to acquire from the Company pursuant to a Notice of Conversion dated December 8, 2004 40,000,000 fully paid and nonassessable shares of Company common stock pursuant to the conversion of $3,000,000 principal amount of April 2004 debentures, and 2,619,200 shares of Company common stock in payment of $196,438 of accrued and unpaid interest on the April 2004 debentures, for a total of 42,619,200 shares of Company common stock. Due to the Company’s insufficiency of shares authorized, the common stock certificates were delivered in May and August of 2005. As a result, the Company has $0 and $3,000,000 of the April 2004 debentures outstanding as of December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, the related debt discount on the debentures is $0 and $1,215,000, respectively.

SERIES A UNITS AND SERIES B UNITS

From August 2004 through January 2005, the Company sold $7,902,000 of its securities in a private placement. The Company closed on the sale of $4,357,000 of A Units (“A Units”) for cash ($ 560,000 in 2005). The Company also issued 1,705 of A Units in exchange for $1,705,000 of outstanding debt and 1,840 of B Units (“B Units”) in exchange for $1,840,000 of outstanding debt, in each case held by Arch Hill Capital. The exchange was based on the terms of the bridge financing agreement between the Company and Arch Hill Capital, which gives Arch Hill Capital the option to apply the principal balance and all other sums due and payable under any promissory notes issued by the Company to it on or after January 1, 2003 against the purchase price of equity securities being sold by the Company in any equity financing after the date of such notes. The A and B Units automatically convert into common stock three years after issuance unless earlier converted. The Company is not required to make any cash payments under the A and B Unit agreements.

The original A and B Units consist of Series A and B Preferred Stock, par value $0.01 per share. Due to the Company’s insufficiency of authorized shares of Series A Preferred Stock, the Company amended the Series A agreement as of the date of the closing as follows: each A Unit to consist of: (i) $1,000 in principal of Series A Convertible Notes convertible for a period of three years at a conversion price in effect as in accordance with the agreement (the “Series A Notes”); (ii) for each share of Company common stock issued upon conversion of the Series A Notes, four year warrants to purchase  1/2 of a share of Company common stock at an exercise price per share equal to 125% of the conversion price of the Series A Notes upon conversion of the shares of Series A Notes by the stockholder (the “125% A Warrant”); and (iii) for each share of Company common stock Issued upon conversion of the Series A Notes four year warrants to purchase  1/2 of a share of Company common stock at an exercise price per share equal to 150% of the conversion price of the Series A Notes upon conversion of the shares of Series A Notes by the stockholder (the “150% A Warrant”).

Each B Unit originally consisted of: (i) $1,000 in principal of Series B Convertible Notes convertible for a period of three years thereafter at a conversion price in effect as in accordance with the agreement (the “Series B Notes’); (ii) for each share of Company common stock issued upon conversion of the Series B Notes, four year warrants to purchase  1/2 of a share of Company common stock at an exercise price per share equal to $2.25 (the “125% B Warrant”); and (iii) for each share of Company common stock issued upon conversion of the Series B Notes, four year warrants to purchase one share of Company common stock at an exercise price per shares equal to $2.70 of the conversion price of the Series B Notes upon conversion of the shares of Series B Notes by the stockholder (the “150% B Warrant”).

On May 11, 2005, the Company amended the terms of the Series B Units to the same terms as Series A Units.

All of the investors agreed to take Series A Notes or Series B Notes in lieu of Series A Preferred Stock or Series B Preferred Stock other than one foreign investor who received $1,000,000 of Series A Preferred Stock on August 1, 2005.

The series A Notes and Series B Notes have a stated interest of 8% per annum payable in shares of Company common stock at the conversion price. No stock was issued for interest due during 2004. During the year ended December 31, 2005, the Company issued 3,402,198 and 2,710,100 shares of common stock to the converting Series A and Series B holders, respectively for interest payable. The Company has accrued approximately $126,000 of interest payable at December 31, 2004 and $136,000 at December 31, 2005.

The Company determined that the Series A and B Units met the characteristics for classification as a liability. The Series A and B Units were recorded using the guidance of EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, which involved allocation of the proceeds received between the convertible instrument and the warrants issued to the holder. The Company measured the intrinsic value of the embedded conversion option using guidance of EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The value of the beneficial conversion was expensed upon issuance, as the notes were not redeemable, with the offset to additional-paid-in capital. Approximately $945,000 was expensed in 2005 and $2,192,000 expensed in 2004 for the value of the beneficial conversion feature.

During the fiscal year ended December 31, 2004, $1,782,000 of the Series A Units converted into an aggregate of 10,761,700 shares of common stock at conversion prices ranging from $0.15 to $0.23 per share. During the year ended December 31, 2005, the holders of $2,570,000 of 8% Series A Notes converted all of such notes into an aggregate of 24,346,210 shares of company common stock, respectively, at conversion prices ranging from $0.05 to $0.18 per share. Additionally, during 2005 the Company issued 4,365,979 shares of common stock on interest owed to Series A Noteholders. Arch Hill converted $1,705,000 of its Series A Note into 34,100,000 shares of the Company’s common stock. One holder of $1,000,000 of Series A Units acquired 1,000 shares of Series A Preferred Stock (see Note 9). The holders of 1,840 B Units exchanged the right to receive Series B Preferred Stock into $1,840,000 principal of the Series B Notes which were converted into 36,800,000 shares of common stock. As of December 31, 2005 no Series A or B Notes are outstanding.

The Company determined that the warrants issued to the Series A and B unit holders qualified for classification as a liability under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. As in accordance with FASB Statement No. 150, the Company has measured the fair value of the warrants at issuance and subsequently at each year-end using the Black-Scholes option-pricing model with changes in fair value recognized in earnings.

As of December 31, 2004, the 125% A Warrants are exercisable for 5,380,842 shares at exercise prices ranging from $0.1875 to $0.2875, and the 150% A Warrants are exercisable for 5,380,842 shares at exercise prices ranging from $0.225 to $0.345. There are no B Warrants outstanding at December 31, 2004. The Company recorded charges associated with these warrants during the year ended December 31, 2004 in the amount of $10,154,000 at the fair value of these warrants using the Black-Scholes method.

As of December 31, 2005, the 125% A Warrants are exercisable for 42,257,349 shares at exercise prices ranging from $0.0625 to $0.2875, and the 150% A Warrants are exercisable for 42,257,349 shares at exercise prices ranging from $0.075 to $0.345. 18,400,000 125% B Warrants at an exercise price of $0.0625 and 18,400,000 150% B Warrants at an exercise price of $0.075 are exercisable. The Company has $4,766,000 as a warrant liability related to the Series A and B Warrants recorded at December 31, 2005.

The broker-dealer in the A and B Unit financing received a commission of four year warrants to purchase 948,838 shares of Company common stock at prices ranging from $0.165 to $0.693 per share. The Company valued the broker-dealer warrants using the Black-Scholes model and recorded them as debt issuance costs. As of December 31, 2004 and 2005, the Company has balances of $161,000 and $0, respectively, recorded as debt issuance costs.

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

In connection with the debenture purchase agreement, the Company entered into an escrow agreement under which put notices under the standby equity distribution agreement were deposited and certain monies received under that agreement will be received and forwarded to the debenture holder if the Company does not repay the debenture from other sources of capital. As of December 31, 2005, $2,000,000 in principal of the debentures is outstanding. The Company has $64,000 recorded as interest payable as of December 31, 2005 related to this debenture.

JUNE 2005 12% DEBENTURES

On June 9, 2005, the Company entered into a Debenture Purchase Agreement with an investor, pursuant to which the Company issued $1,200,000 of convertible debentures and $150,000 of convertible debentures as compensation for the transaction (together, the “12% Debentures”). The 12% Debentures had a two year term and accrued interest at 12% per year payable in arrears in shares of Company stock at the conversion price at conversion or maturity.

Commencing on December 9, 2005 until June 9, 2007, the 12% Debentures were convertible at the option of the holder into shares of Company common stock at a conversion price equal to $0.05 per share. The 12% Debentures were not repayable in cash and would be automatically converted into shares of Company common stock at maturity at the conversion price. In no event was the holder entitled to convert the debentures for a number of share of Company common stock in excess of that number of shares of common stock which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially owned by the holder and its affiliates to exceed 4.99% of the outstanding shares of Company common stock following such conversion (unless the holder provides the Company with sixty five (65) days prior written notice that this provision shall not apply).

The 12% Debenture holder received 4,532,836 warrants to purchase Company common stock at exercise prices ranging from $0.66 to $0.024 per share. The warrants were originally issued to the finder in the January 2004 debenture financing and subsequently transferred to the 12% Debenture holder. The warrants are exercisable until January 20, 2009.

The Company determined that the 12% Debentures meet the characteristics for classification as a liability. The 12% Debentures were recorded using the guidance of EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. The Company measured the intrinsic value of the embedded conversion option using guidance of EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The value of the beneficial conversion was expensed upon issuance, as the notes are not redeemable, with the offset to additional-paid-in capital. Approximately $540,000 was expensed in 2005 for the value of the beneficial conversion feature. The Company has $1,350,000 of the 12% Debentures outstanding as of December 31, 2005. As of December 31, 2005, $90,000 in interest is due and payable and included in accrued interest on the accompanying balance sheets.

8% CONVERTIBLE NOTES

During the year ended December 31, 2005, the Company sold $298,000 of equity units (the “2005 Units”) in a private placement. Each 2005 Unit, with a purchase price of $1,000 per Unit, consisted of a convertible promissory note in the principal amount of $1,000 (the “8% Notes”) and one warrant for each share of common stock issued upon conversion of the 8% Notes to purchase one-half share of Company common stock. The 8% Noteholders are entitled to receive an 8% annual interest payment payable in shares of Company common stock.

The 8% Notes are convertible at the election of the holder thereof, at any time commencing from and after their date of issuance and for a period of three years thereafter at a conversion price then in effect as in accordance with the debenture agreement.

The Company determined that the 2005 Units meet the characteristics for classification as a liability. The 2005 Units are recorded using the guidance of EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. The Company measured the intrinsic value of the embedded conversion option using guidance of EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The value of the beneficial conversion was expensed upon issuance, as the notes were not redeemable, with the offset to additional-paid-in capital. Approximately $130,000 was expensed in 2005 for the value of the beneficial conversion feature. During the year ended December 31, 2005, $251,000 principal of 8% Notes were converted into an aggregate of 5,020,000 shares of common stock at a conversion price of $0.05 per share. The converting Noteholders were issued warrants to purchase 2,510,000 shares of common stock in the aggregate, at $0.0675 per share. As of December 31, 2005, $47,000 in principal of 8% Notes were outstanding.

The Company determined that the warrants issued to the 2005 Unit holders qualified for classification as a liability under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. As in accordance with FASB Statement No. 150, the Company measured the fair value of the warrants at issuance and subsequently at each year end using the Black-Scholes option-pricing model with changes in fair value recognized in earnings. As of December 31, 2005, the Company has approximately $135,000 of warrant liability related to the 2005 Unit holders’ warrants.

The placement agent for this financing received cash compensation and legal and structuring fees of $60,000 and additional commission of four year warrants to purchase 596,000 shares of Company common stock at price of $0.055 per share. The Company recorded the structuring fees as well as the fair value of the placement agent warrants as debt issuance costs. As of December 31, 2005, the Company has a balance of approximately $40,000 of debt issuance costs.

OCTOBER 2005 8% DEBENTURE (CORNELL CAPITAL)

On October 7, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital pursuant to which the Company issued convertible debentures in the principal amount for $3,000,000, with an original maturity date of October 1, 2006. The debentures are convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to $0.06 per share. The debentures have a one-year term and accrued interest at 8% per year. Interest and principal payments on the debenture were to commence on January 1, 2006 and end on October 1, 2006. The debenture was issued with five-year warrants to Cornell Capital to purchase 20,000,000 shares of common stock at the following exercise prices: 10,000,000 at $0.06 per share 5,000,000 at $0.07 per share and 5,000,000 at $0.10 per share. The terms of the Cornell Capital debenture were subsequently amended as described in Note 12.

The Company entered into a Pledge and Escrow Agreement pursuant to which the Company agreed to issue to Cornell Capital shares of common stock in the event of default under the debenture as security for its obligations there under. The Company also granted Cornell Capital a security interest in the assets of LTC. In the event of default, Cornell Capital, in addition to any other remedies, may convert any or all of the outstanding principal of the debentures into common stock at a fixed conversion price equal to $0.0128 per share (234,375,000 shares). As of December 31, 2005, the Company has 250,000,000 shares of common stock pledged under this Agreement.

Debt issuance costs for this transaction consist of commissions to Cornell Capital in the amount of $225,000 and structuring fees to Yorkville Advisors Management of $10,000. The debt issuance costs are being amortized to interest expense using the effective interest method. The balance of debt issuance costs at December 31, 2005 is $205,000.

The Cornell Capital debenture was recorded using the guidance of EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, which involved allocation of the proceeds received between the convertible debenture and the warrants issued to the debenture holder. The Company measured the intrinsic value of the embedded conversion option using guidance of EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The value of the beneficial conversion is recorded as a discount on the debt with the offset to additional-paid-in capital and has been amortized to interest expense using the effective interest method. As of December 31, 2005, the Company has a discount of $1,706,000 remaining on the $3,000,000 debenture outstanding.

The Company determined that the warrants issued to the debenture holder qualified for classification as a liability under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. As in accordance with FASB Statement No. 150, the Company measured the fair value of the warrants at issuance and subsequently at each year end using the Black-Scholes option-pricing model with changes in fair value recognized in earnings. The value of the warrants is recorded as a liability with the offset in warrant expense. As of December 31, 2005, the Company has warrant liability for the debenture holder’s warrants of $778,000.

The default penalty put option of the Cornell Capital debenture qualified for accounting as a derivative under the guidance of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, paragraph 61(d) and DIG Issue B-16. As the likelihood of the occurrence of a default payment is remote, the value of the derivative liability is determined to be zero.

OCTOBER 2005 DEBT EXCHANGE

On October 21, 2005, pursuant to a Debt Exchange Agreement between the Company, GAIA Holding, GAIA, Arch Hill Capital and Arch Hill Ventures, the Company exchanged approximately $4.4 million of debt and accrued interest owed by GAIA and LTC to Arch Hill Ventures for LTC equity securities as described below (the “Debt Exchange”).

Tamarchco GmgH (“Tamarchco”), a 100% owned subsidiary of Arch Hill Ventures, has provided three silent partnership loans to GAIA consisting of €2,364,501 ($2,883,510) including interest through July 31, 2005 under the First Tamarchco Partnership Agreement (the “Tamarchco I Debt”), a €246,979 ($301,192) loan including interest through July 31, 2005 under the Second Tamarchco Partnership Agreement (the “Tamarchco II Debt”) and a €206,168 ($251,421) loan including interest through July 31, 2005 under the Third Tamarchco Partnership Agreement (the “Tamarchco III Debt) (the three partnership agreements, the “Tamarchco Partnership Agreements”).

Tamarchco was entitled to receive an annual 4% share in profits related to its contributions under the first Tamarchco Agreement and an annual 12% share in profits related to its contribution under the Second and Third Tamarchco Agreements payable once GAIA has generated an accumulated profit amounting to $4,837,000. Tamarchco assigned to Arch Hill Ventures its right to repayment of the Tamarchco I Debt, Tamarchco II Debt and Tamarchco III Debt (together the “Tamarchco Debt”).

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

In the Debt Exchange, the Company issued to Arch Hill Ventures in exchange for the Tamarchco Debt, $3,436,123 of 10% convertible debentures and warrants to purchase 1,718,062 shares of common stock with an exercise price of $0.38 per share. As further consideration for the exchange of the Tamarchco Debt, Arch Hill Ventures agreed in the Debt Exchange Agreement to transfer to the Company its 100% ownership interest in Tamarchco.

In the Debt exchange, the Company issued to Arch Hill Ventures in exchange for the Frankendael Debt $667,162 of 10% convertible debentures and warrants to purchase 333,581 shares of common stock with an exercise price of $0.38 per share.

The Company owed interest in the amount of €251,937 ($307,237) to Arch Hill Ventures on debt previously exchanged for securities (the “Interest Due”). On October 21, 2005 in the Debt Exchange, the Company issued to Arch Hill Ventures in exchange for the Interest Due $307,237 convertible debentures and 153,619 warrants of common stock at an exercise price of $0.38 per share.

The warrants are exercisable one year from issuance, and, thereafter, only if the warrant holder has not sold any LTC equity securities within the prior six months. The warrants expire five years from the date of issuance. The warrants are subject to exercise price adjustments upon the occurrence of certain events including stock dividends, stock splits, mergers, and reclassifications of stock or the Company’s recapitalization. The exercise price of the warrants is also subject to reduction if the Company issues any rights, options or warrants to purchase shares of its common stock at a price less than the market price of Common Stock as quoted on the OTC Bulletin Board.

As a condition of the closing of the Debt Exchange, the Company received from its financial advisor, an opinion that the debt exchange is fair from a financial point of view to its stockholders.

The 10% convertible debentures issued to Arch Hill Ventures in the Debt Exchange (the “October 2005 debentures”) had a maturity date of October 21, 2007 at which time the principal amount and all accrued interest on the October 2005 debentures was to be due and payable. Interest payments on the October 2005 debentures are due and payable in cash quarterly, or at the option of Arch Hill Ventures, in Company common stock at a price equal to the conversion price of common stock commencing December 31, 2005. The October 2005 debentures are convertible at any time at the option of the holder into shares of Company common stock at a conversion price then in effect as in accordance with the agreement.

The debentures issued in this Debt Exchange were recorded using the guidance of EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, which involved allocation of the proceeds received between the convertible debenture and the warrants issued to the debenture holder. The Company measured the intrinsic value of the embedded conversion option using guidance of EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The value of the beneficial conversion is recorded as a discount on the debt with the offset to additional-paid-in capital and has been amortized to interest expense using the effective interest method.

The Company determined that the warrants issued to the debenture holder qualified for classification as a liability under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. As in accordance with FASB Statement No. 150, the Company measured the fair value of the warrants at issuance and subsequently at each year end using the Black-Scholes option-pricing model. The value of the warrants was recorded as a liability. As of December 31, 2005, the Company had warrant liability for the debenture holder’s warrants of $83,000.

The default penalty put option of the April 2004 debentures qualified for accounting as a derivative under the guidance of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, paragraph 61(d) and DIG Issue B-16. As the likelihood of the occurrence of a default payment is remote, the value of the derivative liability is determined to be zero.

On October 21, 2005 Arch Hill Ventures, which is controlled by Arch Hill Capital, transferred the right to receive the October 2005 debentures and warrants to Stichting Gemeenschappelijk Bezit LTC (“Stichting LTC”), which is also controlled by Arch Hill Capital.

On October 24, 2005, Stichting LTC delivered a conversion notice to the Company to convert all of the October 2005 debentures into Company Common Stock at a conversion price of $0.0167 per share, for a total of 264,103,114 shares of Common Stock. In lieu of delivering such shares of common Stock which are currently pledged as security under the Cornell debenture or reserved for issuance under the Cornell SEDA, on November 14, 2005, the Company authorized the issuance of 1,000 shares of Series B Convertible Preferred Stock and issued such shares to Stichting LTC. The 1,000 shares of Series B Convertible Preferred Stock is convertible into an aggregate of 264,103,114 shares of common Stock and has voting rights equal to 264,103,114 shares of Common Stock.

PORTFOLIO LENDERS II, LLC CONVERTIBLE NOTE

On December 6, 2005, the Company entered into a Bridge Loan Agreement pursuant to which the Company issued convertible notes in the principal amount of $400,000 (the “Notes”) to Portfolio Lenders II, LLC (the “Noteholder”) in a private placement. The Notes are convertible at the option of the Noteholder any time up to maturity at a conversion price equal to $0.50 per share. The Notes bear interest at 15% per annum, which was prepaid by the Company on the closing date. As of December 31, 2005, there is $400,000 in principal outstanding under the Notes.

The Notes are repayable upon the earliest to occur of the following: (1) (a) repayment of $200,000 by March 6, 2006; and (b) repayment of $200,000 by June 14, 2006; or (2) (a) repayment of $200,000 within two business days of the closing date of an investment of at least $3 million in the Company; and (b) repayment of $200,000 on the earliest of two business days of the closing date of a second investment of at least $2 million in the Company.

In connection with the issuance of the Notes, the Company entered into an escrow agreement under which put notices under the Standby Equity Distribution Agreement were deposited and certain monies received under that agreement were to be received and forwarded to the Note holder. As additional security, the Company has agreed to pledge to the Note holder 14,000,000 shares of Company common stock once the Company has sufficient shares of common stock available for issuance.

Debt issuance costs related this transaction included 5% cash compensation to the Note holder. The debt issuance costs are being amortized to interest expense using the effective interest method. The balance of debt issuance costs at December 31, 2005 is $20,000.

The Company determined that the warrants issued to the debenture holder qualified for classification as a liability under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. As in accordance with FASB Statement No. 150, the Company measured the fair value of the warrants at issuance and subsequently at each year end using the Black-Scholes option-pricing model. The value of the warrants is recorded as a liability. As of December 31, 2005, the Company has warrant liability for the debenture holder’s warrants of $79,000.

The Company has agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issuable upon conversion of the notes and upon exercise of the warrants and to ensure that such Registration Statement is declared effective by May 5, 2006. The Company filed a Registration Statement on February 2, 2006.

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $1,629,000 and $2,254,000 as of December 31, 2005 and December 31, 2004 respectively, that are collateralized by the following assets of GAIA: (i) land and buildings in an amount up to $1,140,000 and $1,192,000 as of December 31, 2005 and December 31, 2004 (ii) machinery, equipment and patents in an amount of $2,436,000 and $2,547,000 as of December 31, 2005 and December 31, 2004 as collateral for the mortgage loan. The loans bear interest between 5.75% and 6.75% per annum for both fiscal years ended December 31, 2005 and December 31, 2004 and are scheduled to be repaid by December 31, 2014.

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill Ventures, a related party, which totaled $3,565,000 and $6,127,000 as of December 31, 2005 and December 31, 2004. The loans bear cumulative interest at 6% per annum. Under the subordinated loan agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA. Approximately $4.1 million of these loans were exchanged into Company securities during the fourth quarter 2005. (See “Debt Exchange” above)

SILENT PARTNERSHIP LOANS-NON-RELATED PARTIES

Two other parties have provided silent partnership loans to GAIA. Frankendael Participatiemaatscappij N.V. (“Frankendael”) has provided a partnership loan, which bears interest at 6% per annum. Technology-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan, which bears interest at 6% per annum. GAIA is not required to pay the interest under the Frankendael Partnership Agreement until GAIA has generated an accumulated profit amounting to $4,627,000. The Frankendeal Partnership loan was exchanged into Company securities during the fourth quarter 2005 (See “Debt Exchange” above). The total amount payable to TBG under the Partnership Agreements at December 31, 2005 was $1,816,000, and total amount payable to Frankendael and TBG under the Partnership Agreements at December 31, 2004 was $ 2,289,000.

Frankendael and TBG are entitled to receive an annual 12% share in profits related to its contributions under the Frankendael Partnership Agreement and the TBG Partnership Agreement. The 12% share in profits under the Frankendael Partnership Agreement is not payable until GAIA has generated an accumulated profit amounting to $4,627,000. The TBG Partnership Agreement provides that should GAIA receive additional injections of capital in the course of further financing rounds, TBG shall adjust its profit sharing to the capital ration applicable at such time. Management believes that based upon subsequent equity received by GAIA that the present profit sharing that TBG is entitled to under the Agreement is approximately 4.4%. Management further believes that it is unlikely that Frankendael or TBG will receive any profit sharing under the Partnership Agreement at any time in the near future.

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

The principal, accrued and unpaid interest, and unpaid profits, if any are due on the termination of the Frankendael Partnership Agreement and the TBG Partnership Agreement.

NOTE 7—INCOME TAXES

Dutch tax legislation does not permit a Dutch parent company and its foreign subsidiaries to file a consolidated Dutch tax return. Dutch resident companies are taxed on their worldwide income for corporate income tax purposes at a statutory rate of 35%. No further taxes are payable on this profit unless that profit is distributed. If certain conditions are met, income derived from foreign subsidiaries is tax exempt in the Netherlands under the rules of the Dutch “participation exemption”. However, certain costs such as acquisition costs and interest on loans related to foreign qualifying participation’s are not deductible for Dutch corporate income tax purposes, unless those cost are attributable to Dutch taxable income. When income derived by a Dutch company is subject to taxation in the Netherlands as well as in other countries, generally avoidance of double taxation can be obtained under the extensive Dutch tax treaty network or Dutch domestic law.

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

At December 31, 2005, the company had net operating loss carry forwards for United States Federal income tax purposes of approximately $42,000,000 expiring in the years 2008 through 2025 and net operating loss carry forwards of approximately $36,500,000 for Pennsylvania state income tax purposes, expiring in the years 2007 through 2015. Current United States Federal tax law limits the use of net operating loss carry forwards after there has been a substantial change in ownership, as defined in Internal Revenue code Section 382, during a three year period. Due to changes in ownership between 1993 and 1997, and the conversion of Senior Secured Convertible Notes in January 1999, and the Share Exchanges, there exists substantial risk that the Company’s use of net operating losses for United States and Pennsylvania tax purposes may be severely limited under the Internal Revenue Code. German net operating loss carry forwards are not subject to expiration.

NOTE 8—COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

The Company leases a 12,400 square foot research facility and corporate headquarters in a freestanding building at 5115 Campus Drive in Plymouth Meeting, Pennsylvania pursuant to a Lease Agreement dated July 22, 1994, as amended, between PMP Whitemarsh Associates and the Company. The Company is currently leasing the facility under a one-year lease extension that ends on March 31, 2006. The annual rent under the lease is $153,000 from April 1, 2005 to March 31, 2006. The Company has extended its building lease effective March 31, 2006. See Note 12.

LITIGATION

In November 2006 Haliotis Investments filed a complaint in the United States District Court for the District of Delaware against the Company and other parties, alleging against the Company a violation of Section 10(b) and Rule 10b-5 of the Securities Exchange Act relating to the purported purchase of the Company shares by the plaintiff from ArchHill Capital, related party of the Company. The parties have reached an agreement in principle to settle this litigation, subject to the execution of definitive settlement documentation which is in the process of negotiation. Under terms of the proposed agreement, the Company’s Directors and Officers insurance carrier will contribute to the settlement and the Company will make no out-of-pocket payment to the plaintiff. The Company will be responsible for its own legal fees in this matter From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business. As such the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease the Company’s earnings in the period the changes are made. In the opinion of management, after consultation with legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

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

GAIA entered into an agreement with Dr. Klaus Brandt providing for an annual salary of €170,000 ($253,545) from April 1, 2005 through December 31, 2007 with respect to the services of Dr. Brandt as the Managing Director of GAIA. GAIA had entered into a four year Consultancy Agreement with RTU Ralf Tolksdorf Unternehmensberatung GmbH (the “RTU Consultancy Agreement”) effective September 1, 2002 with respect to the services of Ralf Tolksdorf as the Managing Director of Finances, Organization of GAIA. RTU represented Mr. Tolksdorf. The RTU Consultancy Agreement was terminated and GAIA and Mr. Tolksdorf entered into a Services Agreement pursuant to which Mr. Tolksdorf has been employed as a Managing Director of GAIA. The agreement has a term of June 1, 2005 through May 31, 2008 and provides for an annual salary of €168,000 ($250,562).

LTC had a services agreement with Bridgehead Partners as extended, form June 1, 2004 to June 30, 2005 pursuant to which Bridgehead Partners performed financial reporting and related services. John J. McGovern, Chief Financial Officer of LTC from June 25, 2004 through June 20, 2005, is the Chairman and Managing Director of Bridgehead Partners. From January 1, 2005 through June 30, 2005 the Company paid a $15,000 per month retainer to Bridgehead Partners. Mr. McGovern also received a $35,000 performance bonus and five year fully vested warrants for 200,000 shares of LTC common stock with an exercise price of $0.064. The original Bridgehead Partners services agreement provided for a $10,000 per month retainer from June 1, 2004 through December 31, 2004 and five year warrants for 100,000 shares of LTC common stock with an exercise price of $1.91. Mr. McGovern resigned as Chief Financial Officer of LTC as of June 20, 2005 to pursue other opportunities.

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

As of December 31, 2005, the Company has 250,000,000 shares of common stock in an escrow account related to the Cornell Capital agreement discussed in Note 6.

SERIES A PREFERRED STOCK

The Company has authorized and outstanding 1,000 shares of Series A Convertible Preferred Stock, which were issued on August 1, 2005. The 1,000 shares of Series A Preferred Stock were issued to an independent foreign investor in connection with the Series A Units sold (Note 6). The shares of Series A Preferred Stock are entitled to receive an 8% annual cumulative dividend payable in shares of company common stock at the conversion price of the stock.

The Series A Preferred Stock is convertible at the election of the holder thereof, at any time until November 19, 2007 at a conversion price then in effect as in accordance with the Series A Preferred Stock agreement. The Series A Preferred Stock will be automatically converted into Company common stock on November 19, 2007 if not converted by the holder prior to that date. See Subsequent Events Note 12.

SERIES B PREFERRED STOCK

The Company has authorized and outstanding 100,000 shares of Series B Convertible Preferred Stock. The Company issued 100,000 preferred B shares in connection with the Debt Exchange in October 2005 as described in Note 6 above. The shares of Series B Convertible Preferred Stock have the same dividend rights as the Company’s common stock shares. The 100,000 shares of convertible preferred stock are convertible into an aggregate of 264,103,114 shares of common stock and have voting rights equal to 264,103,114 shares of common stock.

STANDBY EQUITY DISTRIBUTION AGREEMENT

On March 11, 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital pursuant to which it may, at its discretion, periodically sell to Cornell Capital shares of Company common stock for a total purchase price of up to $15,000,000. Subject to certain conditions, the Company is entitled to draw down on the Standby Equity Distribution Agreement now that the common stock to be issued thereunder is registered with the Securities and Exchange Commission and the registration statement has been declared effective. The purchase price for the shares is equal to 98% of the lowest volume weighted average price of Company common stock for the five days following the date the Company delivers a notice requiring Cornell Capital to purchase Company shares under the Standby Equity Distribution Agreement. Cornell Capital is entitled to retain a fee at each advance of 5% of the gross proceeds.

Cornell Capital’s obligation to purchase shares of Company common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company maintaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and is limited to $200,000 per weekly advance and $800,000 per 30 days.

During the year ended December 31, 2005, the Company sold 18,204,601 shares of common stock to Cornell Capital for $800,000 in gross proceeds pursuant to the Standby Equity Distribution Agreement at prices ranging from $0.0304 to $0.0647 per share. Of such proceeds, the Company paid commitment fees to Cornell of 5% of the gross proceeds, or $40,000 in the aggregate and the Company paid structuring fees to Yorkville Advisors Management aggregating $2,000, with net proceeds to the Company of $758,000 from such sales. The Company also issued 2,988,699 shares of Company common stock as equity issuance costs related to the Standby Equity Distribution Agreement in 2005.

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

2002 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 2002 Stock Incentive Plan (the “2002 Plan”) in January 2002. The 2002 Plan terminates in 2012. A total of 350,000 shares of common stock are reserved and available for grant. No options were granted for the years ended December 31, 2004 and 2005. The exercise price of an option granted under the 2002 Plan will not be less than the fair market value of the Company’s common stock on the date of grant; however, for any non qualified Stock Option the option price per share of common stock, may alternatively be fixed at any price deemed to be fair and reasonable, as of the date of the grant. Options granted that are not vested will be cancelled immediately upon termination of the grantee’s employment or association with LTC, except in certain situations such as retirement, death or disability. Vested options are exercisable for up to sixty months upon termination of the Grantee’s employment or association with LTC.

Options under the 1994 Stock Plan, the Directors Plan, the 1998 Plan and the 2002 Plan as of December 31 are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding and Exercisable, January 1, 2004	157,867	$5.00
Cancelled	6,108	5.55

Outstanding and Exercisable, December 31, 2004	151,759	$4.98
Cancelled	20,501	5.25

Outstanding and Exercisable December 31, 2005	131,258	$4.94

The following table summarizes information about stock options outstanding at December 31, 2005:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life
$2.20	750	3.5 years
$2.30	2,000	4 years
$2.80	1,000	7.5 years
$4.00	37,500	7 years
$4.40	730	4 years
$5.00	667	4 years
$5.20	85,484	1 years
$5.60	20,378	4 years
$9.60	3,250	4 years

Balance outstanding as of December 31, 2004	151,759

$2.20	750	3.5 years
$2.30	2,000	4 years
$2.80	1,000	7.5 years
$4.00	37,500	7 years
$4.40	730	4 years
$5.00	667	4 years
$5.20	67,296	4.5 years
$5.60	19,065	5 years
$9.60	3,250	4 years

Balance outstanding as of December 31, 2005	131,258

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

WARRANTS

Warrants as of December 31 are summarized as follows:

	2005
	Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2004	994,307	$3.1000
Issued	24,900,783	$1.3300
Exercised	—	$—
Expired	834,307	$3.0000

Outstanding and Exercisable, December 31, 2004	25,060,783	$1.3445
Issued	127,375,498	$0.0767

Outstanding, December 31, 2005	152,436,281	$0.2852

Exercisable, December 31, 2005	150,231,019	$0.2838

The following table summarizes information about warrants outstanding at December 31, 2005 and December 31, 2004:

Range of Exercise Price	Warrants Outstanding and Excercisable	Weighted Average Remaining Contractual Life
$0.082	100,000	4 Years
$0.088	25,000	4 Years
$0.094	25,000	4 Years
$0.097	50,000	4 Years
$0.099	25,000	4 Years
$0.1	25,000	4 Years
$0.165	13,334	5 Years
$0.176	25,000	4 Years
$0.176	43,750	5 Years
$0.187	246,471	5 Years
$0.1875	1,836,677	5 Years
$0.198	128,889	5 Years
$0.2	1,106,250	5 Years
$0.2125	1,297,067	5 Years
$0.22	25,000	4 Years
$0.22	100,500	5 Years
$0.225	2,475,567	5 Years
$0.24	1,106,250	5 Years
$0.25	415,000	5 Years
$0.255	1,297,067	5 Years
$0.27	638,890	5 Years
$0.2875	86,958	5 Years
$0.3	415,000	5 Years

$0.345	86,958	5 Years
$0.352	25,000	4 Years
$0.363	25,758	5 Years
$0.528	53,959	4.5 Years
$0.66	25,000	4 Years
$0.693	41,438	4.5 Years
$1.37	35,000	4 Years
$1.91	100,000	4.5 Years
$2.000	1,000,000	4 Years
$2.000	1,500,000	4.5 Years
$2.2	10,000	2 Years
$2.4	10,500,000	4.5 Years
$3.7	90,000	3 Years
$3.7	60,000	3 Years
Total warrants outstanding as of December 31, 2004	25,060,783

$.0625 - .0750	17,000,000	5 Years
$.0625 - .0750	3,000,000	5 Years
$0.024 - 0.094	4,182,836	4.5 Years
$0.03	2,000,000	5 Years
$.0625 - .0750	70,900,000	4 Years
$0.38	2,205,262	4 Years
$0.064	200,000	4 Years
$.0625 - .0750	200,000	4 Years
$.15 - .18	41,668	4 Years
$.225 - .27	555,558	4 Years
$.15 - .18	1,318,596	4 Years
$.15 - .18	2,091,676	4 Years
$.17 - .21	71,430	4 Years
$.15 - .18	208,334	4 Years
$.17 - .21	35,716	4 Years
$.0625 - .0750	200,000	4 Years
$0.055	11,000	3 Years
$0.055	260,000	3 Years
$0.055	20,000	3 Years
$0.187	58,422	3 Years
$0.055	30,000	3 Years
$0.055	235,000	3 Years
$0.0675	2,550,000	4 Years
$0.6 - .10	20,000,000	5 Years

Total warrants outstanding as of December 31, 2005	152,436,281

Total exercisable warrants as of December 31, 2005 and 2004 were 150,231,019 and 25,060,783 respectively.

NOTE 10—SEGMENTS

Segment Information

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (SFAS 131), defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the way it organizes its business for making operating decisions and assessing performance, the Company has determined that it has one reportable operating segment with two geographical locations.

Management reviews its Domestic Operations and its European Operations to evaluate performance and resources. Management has aggregated its operations into one industry segment since its Domestic and European Operations are similar and meet the aggregation criteria of SFAS 131, “Disclosures about segments of an enterprise and related information”.

Geographic information is as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Revenues	$884,000	$286,000
Domestic Operations	920,000	480,000
European Operations	$1,804,000	$766,000

Long-lived assets	$225,000	$82,000
Domestic Operations	5,272,000	6,696,000

European Operations	$5,498,000	$6,778,000

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

SUPPLEMENTAL CASH FLOW INFORMATION

For the Years Ended December 31,

2004	2005
Warrants totaling $227,000 were issued as debt issuance costs and included in the warrant liability	Warrants totaling $176,000 were issued as debt issuance costs and included in the warranty liability

Arch Hill debt totaling $6,378,000 and $324,000 of accrued interest were exchanged for common stock of $6,702,000 with a par value of $61,000	Convertible debt of $8,885,000 was converted into preferred B for $1,000 and common stock with a par value of $818,000

Convertible debt of $526,000 was converted into common stock with a par value of $35,000	Convertible debt of $4,103,000 was reclassified to related party debt

$3,545,000 of related party debt was reclassified to related party preferred debt	Convertible debt of $251,000 was converted into common stock with a par value of $50,000.

Related party debt of $3,950,000 was converted into common stock with a par value of $20,000	Interest of $560,000 was paid through the issuance of common stock

Related party debt of $23,193,000 was exchanged for common stock with a par value of $210,000	$307,000 was reclassed from accrued interest to related party debt

Series A and B Units of $1,782,000 were converted into common stock with a par value of $108,000	Warrants of $83,000 were issued to related party and recorded to APIC

Converted preferred shares totaling $10 for common stock with a par value of $56,000	$1,000,000 of A Unit Note payable was converted to preferred A

Common shares with a par value of $542 were issued for consulting services totaling $103,913

Interest of $7,000 was paid through the issuance of common stock

NOTE 12—SUBSEQUENT EVENTS

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

The First Amendment further provided that in the event the Company did not repay all outstanding principal and accrued interest on the debenture on March 15, 2006, (i) the Company must repay $900,000 of principal and accrued interest on March 15, 2006 and repay the balance of the outstanding principal and interest on the debenture over seven equal payments commencing April 1,2006 until October 1, 2006, and (ii) the exercise price of the 20,000,000 Warrants issued to Cornell Capital in connection with the debenture would be reduced to $0.0128 on a pro-rata basis in relation to the amount of principal of the debenture not repaid by the Company as of March 15, 2006.

The First Amendment also provided that at any time prior to March 15, 2006 the Company could at its option with three business days advance written notice redeem a portion or all amounts outstanding under the debenture in an amount equal to the principal amount outstanding and accrued interest being redeemed. No redemption premium was due by the Company for redemption of the debenture prior to March 15, 2006. The debenture was not convertible from January 31, 2006 through March 15, 2006 provided the Company was current on its payment obligations under the debenture. In consideration of the First Amendment of the debenture and related agreements, the Company paid Cornell Capital a fee of $100,000. As of March 15, 2006, $3,000,000 in principal plus accrued interest was outstanding on the debenture.

On March 21, 2006, the Company entered into a second amendment with Cornell Capital (the “Second Amendment”) whereby the Company amended the following provisions of the debenture. All payments of principal and accrued interest on the debenture otherwise due on or before March 15, 2006 are due on June 15, 2006. In the event the Company closes on any debt or equity financing the Company must use fifty percent (50%) of the proceeds of the new financing (net of placement fees and commissions) to repay principal and interest outstanding under the debenture. In the event the Company does not repay all outstanding principal and accrued interest on the debenture on June 15, 2006, the Company must repay $1,800,000 of principal and accrued interest on June 15, 2006 and repay the balance of the outstanding principal and interest on the debenture over four equal monthly payments commencing July 1, 2006 until October 1, 2006. The Second Amendment further provides that debentures are convertible from March 21, 2006 with four business days advance written notice (the “Advance Conversion Notice”) after June 15, 2006, the debentures are convertible without delivery of an Advance Conversion Notice. The conversion price of the debenture is reduced from $0.06 to $0.03 per share as of March 21, 2006, provided, however, if there is an Event of Default under the debenture the conversion price will be reduced to $0.0128. At any time from March 21, 2006, including after receipt of an Advance Conversion Notice and before the expiration of the four business day advance notice period, the Company may, at its option, redeem a portion or all amounts outstanding under the debenture in an amount equal to the principal amount outstanding and accrued interest being redeemed and a payment of a premium by the Company equal to fifteen percent (15%) of the redemption amount subject to two (2) business days’ advanced written notice for any redemption on or before June 15, 2006 and subject to three (3) business days’ advanced written notice for any redemption after June 15,2006. In the Second Amendment, the Company amended the Warrants issued to Cornell Capital in connection with the debenture as follows. The Warrants will be exercisable to purchase an additional 20,000,000 shares of common stock for a total of 40,000,000 shares. The exercise price of the 40,000,000 warrant shares is $0.03 per share, provided, however that in the event the Company does not repay all outstanding principal and accrued interest on the debenture on June 15, 2006, then on June 15, 2006 the exercise price of the Warrants will be reduced to $0.0128 on a pro-rata basis in relation to the amount of principal of the debenture not repaid by the Company as of June 15, 2006.

In the Second Amendment the Company amended the provision that was contained in the Registration Rights Agreement, as amended, entered into in connection with the debenture. The Company must file an amendment to the registration statement covering the shares of common stock issuable upon conversion of the debenture and Warrants with the Securities and Exchange Commission by April 20, 2006.

Standby Equity Distribution Agreement

During the period January 1, 2006 through March 31, 2006, the Company sold 77,960,047 shares of common stock to Cornell Capital for $ 1,600,000 pursuant to the Standby Equity Distribution Agreement at prices ranging from $0.0161 to $0.0280. Of such proceeds, the Company paid commitment fees to Cornell Capital of 5% of the gross proceeds, or $80,000 in the aggregate and the Company paid structuring fees to Yorkville Advisors Management aggregating $4,000, with net proceeds to the Company of $1,516,000 from such sales.

As of March 31, 2006, the Company sold an aggregate of 102,099,366 shares of common stock to Cornell Capital for $2,600,000 pursuant to the Standby Equity Distribution Agreement since August 2005 at prices ranging from $0.0161 to $0.0647 per share. Of such proceeds, the Company paid commitment fees to Cornell Capital of 5% of the gross proceeds, or $ 130,000 in the aggregate and the Company paid structuring fees to Yorkville Advisors Management aggregating $6,500, with net proceeds to the Company of $2,463,500 from such sales.

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

2006 FINANCINGS/SETTLEMENTS/AMENDMENTS – EQUITY AND DEBT

October 2005 8% Debenture

On March 21, 2006, we entered into a second amendment with Cornell Capital (the “Second Amendment”) whereby we amended the following provisions of the Secured Debenture. All payments of principal and accrued interest on the Secured Debenture otherwise due on or before March 15, 2006 are due on June 15, 2006. In the event we close on any debt or equity financing we must use fifty percent (50%) of the proceeds of the new financing (net of placement fees and commissions) to repay principal and interest outstanding under the Secured Debenture. In the event we do not repay all outstanding principal and accrued interest on the Debenture on June 15, 2006, we must repay $1,800,000 of principal and accrued interest on June 15, 2006 and repay the balance of the outstanding principal and interest on the Secured Debenture over four equal monthly payments commencing July 1, 2006 until October 1, 2006.

The Secured Debentures are convertible from March 21, 2006 with four business days advance written notice (the “Advance Conversion Notice”). After June 15, 2006, the Secured Debentures are convertible without delivery of an Advance Conversion Notice. The conversion price of the Secured Debenture is reduced from $0.06 to $0.03 per share provided, however, if there is an Event of Default under the Debenture the Conversion Price will be reduced to $0.0128. At any time from March 21, 2006, including after receipt of an Advance Conversion Notice and before the expiration of the four business day advance notice period, we may, at our option, redeem a portion or all amounts outstanding under the Secured Debenture in an amount equal to the principal amount outstanding and accrued interest being redeemed and a payment of a premium by us equal to fifteen percent (15%) of the redemption amount subject to two (2) business days’ advanced written notice for any redemption on or before June 15, 2006 and subject to three (3) business days’ advanced written notice for any redemption after June 15, 2006.

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

2006 European Subsidiaries Debt Financing

On July 14, 2006, GAIA Akkumulatorenwerke GmbH (“GAIA”) and Dilo Trading AG (“Dilo Trading”), subsidiaries of Lithium Technology Corporation (the “Company”), closed bridge financings with a European lender for a total of Euros 7.5 million (approximately U.S. $9.5 million). The loan principal and accrued interest is due and payable on December 31, 2006. The loans are secured by a pledge of all of the assets of GAIA and Dilo Trading.

A portion of the proceeds was used to repay the mortgage on the GAIA facility in Nordhausen, Germany and to repay existing loans on GAIA equipment. The remaining proceeds will be used for the purchase of machinery and equipment to increase the production of lithium-ion cells and batteries in Germany, for working capital and partial repayment of debt. The Company and its subsidiaries intends to close in the next six months on further financings to repay this bridge loan, further debt repayment, for capital expenditures to further increase the production of the Company’s lithium – ion cells and batteries and for additional working capital.

October 2005 8% Debenture

On November 9, 2006, the Board of Directors of the Company approved a third letter of amendment with Cornell Capital effective as of October 31, 2006 (the “Third Amendment”) whereby the Company amended the following provisions of the Secured Debenture and the Warrants. All payments of principal and accrued interest on the Secured Debenture otherwise due on or before March 15, 2006 are due on or before March 1, 2007. The conversion price at which Cornell Capital may convert the outstanding principal and interest due to Cornell Capital under the Secured Debenture into shares of the Company’s common stock is reduced to $0.0128. The Warrants are amended to provide that the exercise price is reduced to $0.0128 per share. The balance due and owing under the Secured Debenture as of October 31, 2006 was $3,257,096. In the Third Amendment the Company also agreed to pay Cornell Capital a forbearance fee of $375,000. The Third Amendment also provides that: (i) the Company shall become current by February 1, 2007 on its required SEC periodic reporting filings; (ii) the Company shall obtain listing on the Over the Counter Bulletin Board (the “OTC BB”) by March 1, 2007; (iii) the Company shall seek and receive an extension or deferral, in writing by December 15, 2006, of its obligation to repay the approximately $9.5 million in debt due in December 2006, until March 1, 2007; and (iv) Cornell Capital may not exercise its right to conversion under the Secured Debenture unless (a) the price of the Company’s common stock is equal to or greater than $0.03 per share; or (b) the Company breaches any condition or requirement under the Third Amendment.

Portfolio Lenders II, LLC Convertible Note

On November 9, 2006, the Board of Directors of the Company approved a letter of amendment effective as of October 31, 2006 with Portfolio Lenders (the “Letter of Amendment”) amending the terms of the Note Purchase Agreement and Note. The Letter of Amendment provides that all payments of principal and interest on the Note otherwise due on or before June 14, 2006 are due on or before October 31, 2006 and the conversion price of the Note is $0.02 per share. Portfolio Lenders also agreed to waive, as of October 31, 2006, any event of default as a result of the non-payment of principal or interest due on the Note or any breach of any covenant prior to October 31, 2006. The Company received a notice of conversion for the note subsequently and there were no amounts outstanding n December 31, 2006.

Designation of Series C Preferred

On November 28, 2006, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Series C Preferred Stock (the “Certificate of Designation”) designating 300,000 of the Company’s authorized preferred stock as Series C Preferred Stock. The Certificate of Designation was approved by the Company’s Board of Directors.

Each share of the Series C Preferred Stock is convertible at the option of the holder thereof into 2,500 shares of Company common stock at any time following the authorization and reservation of a sufficient number of shares of Company common stock by all requisite action, including action by the Company’s Board of Directors and by Company stockholders, to provide for the conversion of all outstanding shares of Series C Preferred Stock into shares of Company common stock.

Each share of the Series C Preferred Stock will automatically be converted into 2,500 shares of Company common stock 90 days following the authorization and reservation of a sufficient number of shares of Company common stock to provide for the conversion of all outstanding shares of Series C Preferred Stock into shares of Company common stock. The shares of Series C Preferred Stock are entitled to vote together with the common stock on all matters submitted to a vote of the holders of the common stock. On all matters as to which shares of common stock or shares of Series C Preferred Stock are entitled to vote or consent, each share of Series C Preferred Stock is entitled to the number of votes (rounded up to the nearest whole number) that the common stock into which it is convertible would have if such Series C Preferred Stock had been so converted into common stock as of the record date established for determining holders entitled to vote, or if no such record date is established, as of the time of any vote on such matters. Each share of Series C Preferred Stock is entitled to the number of votes that 2,500 shares of common stock would have.

In addition to the voting rights provided above, as long as any shares of Series C Preferred Stock are outstanding, the affirmative vote or consent of the holders of two-thirds of the then-outstanding shares of Series C Preferred Stock, voting as a separate class, will be required in order for the Company to:

(i)	amend, alter or repeal, whether by merger, consolidation or otherwise, the terms of the Series C Preferred Stock or any other provision of Company Charter or Bylaws, in any way that adversely affects any of the powers, designations, preferences and relative, participating, optional and other special rights of the Series C Preferred Stock;

(ii)	issue any shares of capital stock ranking prior or superior to, or on parity with, the Series C Preferred Stock; or

(iii)	subdivide or otherwise change shares of Series C Preferred Stock into a different number of shares whether in a merger, consolidation, combination, recapitalization, reorganization or otherwise.

The Series C Preferred Stock ranks on a parity with the common stock as to any dividends, distributions or upon liquidation, dissolution or winding up, in an amount per share equal to the amount per share that the shares of common stock into which such Series C Preferred Stock are convertible would have been entitled to receive if such Series C Preferred Stock had been so converted into common stock prior to such distribution.

May 2005 12% Debenture

On December 8, 2006, Lithium Technology Corporation (the “Company”) entered into an amendment of a debenture originally issued on March 11, 2005, in the original principal amount of $2,500,000, to provide that the $2,000,000 remaining principal and accrued interest payable on the debenture may be converted into shares of Company common stock at such times as shares of the Company common stock are available for conversion of such debenture. The amendment further provides that until such time as Company common stock is available for conversion, the debenture may be converted into shares of the Company’s Series C Preferred Stock which are convertible into shares of Company common stock. On December 8, 2006, the holders of the debenture converted $2,344,800 of principal and interest into 73,275 shares of the Company’s Series C Preferred Stock. See Item 3.02 below for a description of the Company’s Series C Preferred Stock.

December 2006 Sale of Series C Preferred

On December 8, 2006, the Company closed on the sale of its securities in a private placement. The Company sold 20,060 shares of Series C Preferred Stock for an aggregate of $3,009,000. Each share of Series C Preferred Stock is convertible into 2,500 shares of Company common stock. At a purchase price of $150 per share of Series C Preferred Stock, the effective purchase price for each underlying share of Company common stock is $0.06 per share. The Company did not pay any commissions to broker-dealers in connection with the sale of the Series C Preferred Stock.

Issuance of the securities was exempt from registration pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act. The shares were sold to accredited investors in a private placement without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

2007 FINANCINGS/SETTLEMENTS/AMENDMENTS – EQUITY AND DEBT

2007 Sale of Series C Preferred

During the first nine months of 2007 the Company closed on the sale of Series C Preferred Stock in several private placement transactions. The Company sold 119,480.66 shares of Series C Preferred Stock for an aggregate purchase price of $17,922,117. Each share of Series C Preferred Stock is convertible into 2,500 shares of Company common stock. At a purchase price of $150 per share of Series C Preferred Stock, the effective purchase price for each underlying share of Company common stock is $0.06 per share. Additionally, the Company sold 4,587.50 shares of Series C Preferred Stock for an aggregate purchase price of $1,646,875. Each share of Series C Preferred Stock is convertible into 2,500 shares of Company common stock. At a purchase price of $250 per share of Series C Preferred Stock, the effective purchase price for each underlying share of Company common stock is $0.10 per share. The Company did not pay any underwriting discounts or commissions in connection with the sale of the Series C Preferred Stock in this transaction.

Issuance of the securities was exempt from registration under Section 4(2) of the Securities Act. The shares were sold to an accredited investor in a private placement without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

As previously reported in the Company’s Form 8-K dated November 28, 2006, each share of the Company’s Series C Preferred Stock is convertible at the option of the holder thereof into 2,500 shares of Company common stock at any time following the authorization and reservation of a sufficient number of shares of Company common stock by all requisite action, including action by the Company’s Board of Directors and by Company stockholders, to provide for the conversion of all outstanding shares of Series C Preferred Stock into shares of Company common stock. Each share of the Series C Preferred Stock will automatically be converted into 2,500 shares of Company common stock 90 days following the authorization and reservation of a sufficient number of shares of Company common stock to provide for the conversion of all outstanding shares of Series C Preferred Stock into shares of Company common stock.

The shares of Series C Preferred Stock are entitled to vote together with the common stock on all matters submitted to a vote of the holders of the common stock. On all matters as to which shares of common stock or shares of Series C Preferred Stock are entitled to vote or consent, each share of Series C Preferred Stock is entitled to the number of votes (rounded up to the nearest whole number) that the common stock into which it is convertible would have if such Series C Preferred Stock had been so converted into common stock as of the record date established for determining holders entitled to vote, or if no such record date is established, as of the time of any vote on such matters. Each share of Series C Preferred Stock is entitled to the number of votes that 2,500 shares of common stock would have.

2006 European Subsidiaries Debt Financing

On July 11, 2007, the European Subsidiaries Debt and accrued interest was satisfied with the payment of Euros 6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,106 (the “Convertible Note”). The Convertible Note is convertible into shares of Company common stock at $0.10 per share. The Convertible Note accrues interest at 10% per annum and is due and payable on September 1, 2008. The Company has the right to repay the Convertible Note at any time prior to maturity without penalty. The Convertible Note will be secured by 90 million shares of Company common stock. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Note in this transaction. Issuance of the Convertible Note was exempt from registration under Section 4(2) of the Securities Act. The Convertible Note was issued to an accredited investor in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

Conversion of Series A Preferred Stock

On August 1, 2005 the Company issued to an independent foreign investor 1,000 shares of the Company’s Series A Preferred Stock (Note 6). The shares of Series A Preferred Stock were entitled to receive an 8% annual cumulative dividend payable in shares of company common stock at the conversion price of the stock. The conversion price for the Series A Preferred Stock is 80% of the average closing trading prices for the common stock during the 20 trading day period prior to the date of the conversion notice. For each share of the Company’s common stock issued upon conversion of the Series A Preferred Stock, a four year warrants to purchase  1/2 of a share of Company common stock at an exercise price per share equal to 125% of the conversion price of the Series A Preferred Stock upon conversion of the shares of Series A Preferred Stock by the stockholder; and for each share of Company common stock Issued upon conversion of the Series A Preferred Stock, a four year warrants to purchase  1/2 of a share of Company common stock at an exercise price per share equal to 150% of the conversion price of the Series A Preferred Stock upon conversion of the shares of Series A Preferred Stock by the stockholder.

On July 10, 2007 the stockholder of Series A Preferred Stock sent a notice of conversion for 100 shares of Series A Preferred in exchange for 1,197,243 common shares of the Company. The balance of the Series A Preferred Stock (900) was convertible at the election of the holder at any time until November 19, 2007 at a conversion price then in effect as in accordance with the Series A Preferred Stock agreement. The Series A Preferred Stock was automatically converted into Company common stock on November 19, 2007 into 9,868,421 common shares of the Company plus 2,004,494 shares, which were issued as cumulative dividend in accordance with the Series A Preferred Stock agreement. Additionally, the Company issued to the stockholder of Series A Preferred 11,065,665 warrants with an exercise prices ranging from $0.1044 to $0.1368.