Form 10KSB
period 2006-12-31
LITHIUM TECHNOLOGY CORP
filed 2008-02-08
CIK 804154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

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

State issuer’s revenues for its most recent fiscal year. $2,799,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. Approximately $43,388,650 as of February 4, 2008. The aggregate market value was based upon the mean between the closing bid and asked price for the common stock on February 4, 2008 as quoted by the NASD OTC market $0.09.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes  ☐    No  ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 20, 2007, 630,891,414 shares of common stock.

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

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

CURRENCY AND EXCHANGE RATES

All monetary amounts contained in this Report are, unless otherwise indicated, expressed in U.S. Dollars. On December 29, 2006, the noon buying rate for Euros as reported by the Federal Reserve Bank of New York was €0.757 to $1.00 U.S.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the successful commercialization of our batteries, future demand for our products, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, our ability to consummate future financings and other risks and uncertainties, certain of which are beyond our control. Additional factors that could affect the Company’s forward-looking statements include, among other things: the restatement of the Company’s financial statements for the fiscal year ended December 31, 2004, and the delay in filing financial statements and periodic reports with the Securities and Exchange Commission for the fiscal years ended December 31, 2005 and December 31, 2006 and the first three quarters of 2007; negative reactions from the Company’s stockholders, creditors, customer or employees to the results of the review and restatement or delay in providing financial information and periodic reports; the impact and result of any litigation (including private litigation), or of any investigation by the Securities and Exchange Commission or any investigation by any other governmental agency related to the Company; the Company’s ability to manage its operations during and after the financial statement restatement process; and the Company’s ability to successfully implement internal controls and procedures that remediate any material weakness in controls and ensure timely, effective and accurate financial reporting. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

Forward-looking statements are based on management’s current views and assumptions and involve known and unknown risks that could cause actual results, performance or events to differ materially from those expressed or implied in those statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

Lithium Technology Corporation (“LTC” or the “Company”) is a global manufacturer and provider of power solutions for diverse applications. The Company designs, engineers and builds custom lithium-ion (Li-ion) rechargeable batteries complete with battery management systems for use in military/national security, transportation and stationary power markets. LTC also manufactures its own unique cells. The Company believes that it offers cells with the highest power density of any standard commercial Li-ion cell in the western hemisphere (most amperes or watts per kilogram). LTC cells are also the largest Li-ion cells produced in the western hemisphere (most energy capacity-watt-hours or amp hours). The Company’s leading technology capabilities, manufacturing infrastructure and management strengths enable it to provide a unique breadth of solutions in battery design, manufacturing, marketing, and delivery. Industrial, retail and government customers include NASA, Lockheed Martin, Thyssen-Krupp, Exide, scientific research facilities and the national defense agencies of the United States, United Kingdom and Germany, among others.

The military, transportation, and stationary power markets continue to demonstrate that lithium-ion is the technology of choice for advanced battery applications placing us at the threshold of a period of significant growth.

The Company’s rechargeable lithium battery technology basis dates back to 1983. Since 1983, LTC has evaluated a wide range of lithium battery technologies. These evaluations have involved coating a wide variety of electrode materials, including those for Li-ion liquid, lithium metal and lithium polymer chemistries, onto a variety of substrates, including solid foils, expanded metal grids and fiber webs. The Company has engaged in high-yield pilot line operations since 1996. Over the last seven years, various manufacturing steps were adapted to our pilot line to accommodate new techniques. These factors have allowed us the flexibility to match the battery design to the application. In 1997, we began focusing on unique large footprint cells and large battery assemblies comprised of large number of cells and control circuitry. LTC’s manufacturing practices and know how combined with advanced in-house R&D efforts and collaborative relationship with material developers (i.e.: Sudchemie/Phostech, BASF, ConocoPhillips, etc.) and research institutions have positioned the Company ahead of its competitors. LTC is not dependent on one type of chemistry, but can adapt to new developments in any of its target markets. As an example, when management of the Company identified the movement of the transportation industry toward the cathode materials of iron-phosphate toward the end of 2006, the Company geared efforts to manufacture large format cells (6AH, 35AH), which are the biggest of its kind today in the market. We are working to introduce other chemistries that will add benefit to the end customers, but all within the Li-ion field. In recent years, we have extended our experience to the assembly of fully engineered batteries complete with battery management systems.

GAIA Akkumulatorenwerke GmbH (“GAIA”), our wholly owned subsidiary, began as a venture business to commercialize proprietary, novel manufacturing technology in 1996. GAIA had developed technology to continuously extrude Li-ion polymer electrodes and a separator containing the final electrolyte solution. This simplifies the manufacturing process by eliminating process steps such as drying coatings, extraction of plasticizer, and cell activation with electrolyte solution. The result is a liquid-free process that operates at lower cost and with minimal emission of organic solvents. GAIA’s plant is a modern facility with state-of-the-art automated equipment for extrusion/coating, lamination, winding, packaging and formation/testing.

In 2000, after four years of development, the GAIA team of experienced industrial managers, battery development engineers and production engineers, succeeded in advancing GAIA’s lithium polymer technology to the pilot production stage.

LTC merged with GAIA in 2002, where the surviving entity is LTC and GAIA is the wholly owned subsidiary. By the end of 2003, LTC and GAIA cooperation had developed several new cylindrical cell designs for use in HEV batteries and in national security applications. Additionally, LTC continued to manufacture flat cells of the same chemistry for unique applications.

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

We have spent nearly $107 million advancing our technologies, and we are now in a position to manufacture and sell highly reliable, cost-effective advanced lithium-ion rechargeable batteries to our target market segments, to further develop our technology, and to license out our technology.

We have financed our operations since inception primarily through equity and debt financings, loans from shareholders, including loans from Arch Hill Capital N.V. and related parties, loans from silent partners and bank borrowings secured by assets. During 2005, we entered into a $15 million standby equity distribution agreement with Cornell Capital Partners, L.P. During 2006 we raised approximately $12.5 million net proceeds in debt and equity financings transactions, including financings under the standby equity distribution agreement. Since May 2006 the Company has been unable to access the standby equity distribution agreement since it was not current in its SEC filings and the Company’s shares ceased trading on the OTCBB on May 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

CORPORATE INFORMATION

We combined the operations of LTC with GAIA, a private lithium polymer battery company headquartered in Nordhausen, Germany, in a share exchange in 2002. In the share exchange Lithium Technology Corporation acquired a 100% interest in GAIA through the acquisition of 100% of the outstanding shares of GAIA Holding B.V., a Netherlands holding company. Subsequent to the share exchange, Arch Hill Capital, NV controls us. Lithium Technology Corporation, GAIA Akkumulatorenwerke GmbH, GAIA Holding B.V. and all of the subsidiaries of Lithium Technology Corporation, GAIA Akkumulatorenwerke GmbH, GAIA Holding B.V are collectively referred to herein as the “Company”, “we” or “us”.

Arch Hill Capital N.V., a private company limited by shares incorporated under the laws of the Netherlands, controls Arch Hill Ventures. In November 2004, Arch Hill Capital and Arch Hill Ventures transferred all LTC securities owned by such entities to Stichting Gemeenschappelijk Bezit GAIA (“Stichting GAIA”) and Stichting Gemeenschappelijk Bezit LTC (“Stichting LTC”). Stichting LTC is controlled by Arch Hill Capital.

LTC is a Delaware corporation that was incorporated on December 28, 1995. LTC’s predecessor-Lithium Technology Corporation (a Nevada corporation previously named Hope Technologies, Inc.)-merged with and into LTC in a reincorporation merger that became effective on February 8, 1996. The executive office of LTC is located at 5115 Campus Drive, Plymouth Meeting, Pennsylvania 19462, telephone number: (610) 940-6090.

LTC holds 100% of the outstanding shares of GAIA Holding B.V., a Netherlands holding company. GAIA Holding is a private limited liability company incorporated under the laws of the Netherlands on February 2, 1990, with a statutory seat at the Hague (the Netherlands) and office address at Parkweg 2, 2585 JJ, the Hague, the Netherlands.

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

DEVELOPMENT AND COMMERCIALIZATION PLAN

General

We are engaged in continuing development contract and small volume production, in both the United States and Germany, of large format lithium-ion rechargeable batteries used as power sources in advanced applications in the national security, transportation and stationary power markets. We have moved from a development and pilot-line production company to a small production business with our lithium-ion rechargeable batteries. Lithium-ion battery acceptance and usage continues to grow in emerging advanced applications in our target markets. With the continuing interest in higher energy density, lighter weight, smaller volume, longer operational life and greater cost effectiveness, lithium batteries are the technology of choice with emerging applications in these markets.

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

Over the past three years, we have successfully focused on producing larger, more consistent runs of standardized cells. In the last year, we have been successful in increasing production, improving quality and yields and reducing production costs. We have established several standardized modular battery assembly designs which facilitate the construction of custom batteries. We have expanded our custom battery design activities and we continue to receive favorable feedback from field use and testing by our customers.

As a result of our involvement with the military market over the last two years, we have received orders for various prototype batteries and small production runs of both customized cells and batteries from customers. As a result of our continuing involvement with the military market, we have interacted with customers that are actively pursuing new battery technologies. We have been able to apply our battery technology for use with new high tech systems including robots, advanced weapons, launch vehicles and unmanned underwater vehicles (known as UUVs). Several companies that were involved within the beta test stage in 2004 for these military applications continue to order our battery technology.

We continue to engage in high tech Small Business Innovative Research Contracts (SBIRs). We currently have SBIR contracts or sub-contracts in place which are expected to generate revenues in 2007 of approximately $0.5 million in the aggregate. We have continued our collaborative relationships for the development of the next generation cathode materials. We are a subcontractor to a builder of unmanned underwater vehicles on a contract for Advanced Pressure Tolerant Batteries. We plan to continue to bid on new SBIR contracts and commercial contracts going forward.

Outside the U.S., we entered into a development contract for large submarine batteries from Thyssen-Krupp, the world’s largest builder of diesel-electric submarines. We also entered into a contract for the development of a battery for a small submarine for the Navy of a friendly nation and delivered the battery. During 2006, within our operation in Germany, we delivered several large batteries to be used in military applications, and secured additional orders.

In the transportation market, sales of hybrid-electric vehicles (known as HEVs) continue to increase. While sales to U.S. automakers have been slow, we have sold several HEV prototype batteries and modules for evaluation in Europe. GAIA is working several European automakers and integrators to evaluate lithium technology for hybrid electrical vehicles. In addition, we have been negotiating with a small electric vehicle (EV)/HEV manufacturer in England and have delivered several prototype batteries. Building on the success of our battery technology and application at Penn State University in the 2004 Ford Future Truck Competition, we have generated additional orders and supplied batteries to Penn State and the University of California-Davis for the Chevrolet Equinox competition in 2006.

During the first quarter of 2006, GAIA delivered a lithium-ion battery for a hybrid vehicle that is being developed by UK based automotive technology specialists Zytek Systems as part of the Energy Saving Trust’s Ultra-Low Carbon Car Challenge (known as ULCCC). In March 2005, Zytek was awarded grant funding from the Energy Saving Trust for the second phase of their ULCCC project to develop a new high efficiency, dual mode hybrid vehicle. The vehicle is based on the new Smart forfour and will utilize a hybrid power train based on 1500cc, 3-cylinder turbo charged diesel engine coupled to two high-efficiency permanent-magnet electric motors. Zytek has ordered three lithium-ion batteries each with output of 288 volts, a capacity of 7.5 amp hours (or about 2.2 kilowatt hours of energy) and with a capability to deliver 25 kilowatts of power. These batteries can be charged by either the internal combustible engine, by regenerative breaking, or by household mains (plug-in hybrid), and will have a modest all-electric range. The first battery has been installed in the vehicle and road tests will commence shortly. The remaining two batteries were delivered in 2006. LTC, together with Zytek and I+ME, have jointly developed an improved version of the Battery Management System to include additional safety features and to control the charging of the battery from the mains. The Battery Management System will also communicate with the vehicles energy management system for better efficiency and control. Additionally, GAIA delivered several batteries to undisclosed car manufacturers.

In the stationary power market we executed a contract with Exide Batteries to develop and market a “rack-mounted” lithium-ion battery for critical Universal Power Supply applications. In addition, we supplied prototype batteries for backup control systems for wind generators in Europe. During the first quarter of 2006, the Company received a $1,000,000 payment for the development of lithium-ion batteries for a solar energy storage system.

Products

We manufacture and sell the GAIA® product line of large, high power hermetically sealed rechargeable lithium-ion cells and batteries. Our product portfolio includes large format, high power cells ranging from 7.5 to 45 Amp-hours, with very high discharge capabilities designed for HEV and military applications, and high energy cells from 10 to 60Amp-hours for various applications. Our products include large batteries up to 600 volts and capacity of more than 40 kWh.

We produce high power cells designed for HEVs and military applications that can discharge hundreds of amps in times as short as a few minutes, and high capacity cells for applications such as back-up power and remote standby installations. Cells are manufactured in both cylindrical and flat form, but mainly cylindrical, and employ proprietary extrusion, design and assembly technology. We manufacture a variety of standard cells that are assembled into custom large batteries complete with electronics (battery management systems) and electronics to communicate with other components of the system for performance monitoring.

We specialize in working with the customer to engineer solutions using standardized cells in customized configurations. Over the past year, production has increased in Nordhausen, and we have succeeded in producing long, consistent runs of standardized cells. We have also established a number of standardized modular battery assembly designs which facilitate the customized construction of batteries.

Lithium-ion Battery Market

The lithium-ion battery market is rapidly expanding and maturing. Lithium-ion batteries are becoming more widely known and accepted, resulting in accelerating market growth. We are benefiting from this expansion of new product applications by being able to be involved in the initial design of these applications. This market expansion is also driving material suppliers to develop higher energy, lower cost and safer raw materials. Increasing volumes of production are being shifted to China and this continues to put downward pressure on pricing. Some of our Asian competitors have introduced high power cells and large formats which emphasizes our need to ramp up quickly and provide custom solutions to capture market share. The Company believes that Lithium-ion is the chemistry of choice for the growing demand for portable devices. Other technologies, like for nickel-cadmium is shrinking. Nickel-cadmium still holds a major share for power tools, two-way radios and medical devices. This chemistry is preferred over nickel-metal-hydride for its high durability and reliable service but some countries will ban its use for environmental reasons. Without a major breakthrough, the fuel cell will play an insignificant role in providing power for future applications. Cost, size and performance are the main obstacles. Although continuous in operation by replacing fuel capsules, the fuel cell, as we know it today, still needs a backup battery to satisfy the power requirements of modern portable equipment. It is believed that the electro-chemical battery will keep its present position for some time to come as it has it did has for the last century.

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

•

National Security Market. National Security/Military applications require flexibility in design as the applications encompass a wide range of power output, broad operating temperatures, lower weight and thousands of recharge cycles. Performance is more important than price in this market. We have found our lithium-ion batteries displacing silver-zinc batteries. Over the past years, as we have provided the market with high power batteries, we have also seen new applications emerge in areas such as pulsed defensive weapons.

•

Transportation Market. Transportation applications require rapid charge/discharge rates and long life in safe, durable high power storage for HEV and fuel cell powered vehicles. Military and heavy duty vehicle original equipment manufacturers have been early adopters of new technology and have taken the lead in the use of large-format lithium-ion batteries. In the past year we have seen growth in small niches such as all-terrain vehicles, e-bikes and other areas. We also see certain European cities moving towards banning gasoline powered vehicles in the city centers as prototype dual mode hybrid vehicles appear.

•

Stationary Power Market. Stationary Power applications require high-reliability power for telecommunications, computers and other mission critical applications. We believe this presents a very large potential market. Growing dependence on electrical power worldwide drives the demand for high quality and readily available back-up power. We have also found niches developing in the alternative energy markets.

Strategy for Growth

We envision a four phase evolution to achieving our mission of being a leader in rechargeable lithium-ion battery solutions for high power applications:

PHASE I (from 2005), Standard cells and Custom Engineered Batteries: Innovators and early adopters; customers with applications where performance is more important than cost. Such customers are willing to pay a premium for advanced high power and high energy Li-ion rechargeable batteries, and generally require relatively small quantities. Existing production facilities to be ramped up 5 times. Sales increasing to profitability through funded development contracts and through sales to military/national security and to select automotive and stationary power/alternative energy.

PHASE II (from 2007), Standard cells and High-Tech Specialty Batteries: Early followers; users requiring modest to high volumes with low to moderate price sensitivity. LTC to expand business via strategic partnerships to deepen presence in existing markets and to gain entry into new markets. Expand production capacity 10 or more fold through the establishment of one or more joint-ventures to manufacture and sell cells and batteries. These joint-ventures will bring significant demand for product and access to capital.

PHASE III (from 2008), Initial Commodity Products: OEM beta testing and engineering development in partnership with major industry players in need for qualifying new battery technology for large scale commercial applications; penetrate additional markets through joint-ventures and through licensing technology per market segment. Supplying the growing demand for our product will require the establishment of additional production facilities, which is anticipated to break ground in 2008.

PHASE IV (beyond 2010), Mass market production: LTC anticipates that the cost of large format Li-ion batteries after 2010 will have been decreasing such that volume scale-up to address large volume, price-sensitive mass market applications will be viable. For these applications, LTC anticipates to increase its production capacity further through several joint-ventures in several countries with industry-specific local partners and to enter into technology licensing relationships with one or several major battery manufacturers. Revenues of phase IV expected to be very large based expected market share.

COMPETITION

Competition in the battery industry is, and is expected to remain, intense. The lithium-ion battery market is rapidly expanding and maturing. Lithium-ion batteries are becoming more widely known and accepted resulting in accelerating market growth. We are benefiting from this expansion of new product applications by being able to be involved in the initial design of these applications rather than competing directly with low cost mass-market 18650 cells from Asia. This market expansion is also driving material suppliers to develop higher energy, lower cost and safer products. Increasing volumes of production are being shifted to China and this continues to put downward pressure on pricing. Some of our Asian competitors have introduced high power cells and large formats which emphasizes our need to ramp up quickly and provide custom solutions to capture market share. Our sales and marketing efforts are focused on markets where we can obtain a premium by providing superior, robust and reliable products and as being a domestic supplier. Additionally, we strive to provide better service and co-developing custom solutions for new emerging high tech products with our clients, this has helped us to establish good reputation in the market place. Our business plan does not incorporate mass commercial markets in the immediate future from our existing facilities. Entry into these large volume markets is projected though building additional manufacturing facilities and collaborative efforts with third parties.

In our target markets of transportation and stationary power systems, the principal competitive technologies are currently lead acid and nickel-metal hydride. We believe that lithium-ion batteries entered specific niches of this segment of the rechargeable battery market, which is important to the general wide acceptance of our products. We believe that lithium-ion batteries will dominate in the HEV market which requires constant fast cycle charge and discharge, high rate regenerative braking and operation over a wide range of temperatures. We also believe that there will be certain limited niches in the stationary power market where new products will be able to compete based upon superior performance and better energy density, hence, less weight.

The rechargeable battery industry consists of major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. We compete against companies producing lithium batteries as well as other primary and rechargeable battery technologies. Our primary competitors in the national security market are: Saft, Eagle-Pitcher, The Yardney Technical Products, Inc. and Ultralife Batteries, Inc. Our primary competitors in the Transportation Market are: Johnson Controls, Inc./Saft, Exide Technologies, Panasonic EV Energy

Co.(Majority owned by Toyota), The Sanyo Group of Companies, Delphi Automotive Systems, and A123 Systems. Our primary competitors in the stationary power market are EnerSys, Inc. and C&D Technologies, Inc.

INTELLECTUAL PROPERTY

As of December 31, 2006, LTC and its subsidiaries have 48 issued patents and 40 pending patent applications. DILO Trading holds patents for which the intellectual property was developed by DILO Trading in collaboration with GAIA. DILO Trading has granted GAIA the right to use these patents. Although we believe that the pending patent applications will be granted, no assurance to this effect can be given.

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

EMPLOYEES

As of December 31, 2006, we employed a total of 19 full-time employees at LTC, and 47 full-time employees at GAIA. None of our employees at the LTC or GAIA are represented by a labor union. We consider our employee relations to be good.

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

The U.S. Department of Transportation and the International Air Transport Association regulate the shipment of lithium-ion batteries. A permit is required to transport both our lithium cells and custom engineered batteries from our manufacturing facilities. No assurance can be given that we will not encounter any difficulties in complying with future or amended U.S. Department of Transportation or International Air Transport Association regulations or regulations developed by other agencies such as the International Civil Aviation Organization or International Maritime Dangerous Goods.

ITEM 2.	DESCRIPTION OF PROPERTY

LTC leases a 12,400 square foot facility at 5115 Campus Drive in Plymouth Meeting, Pennsylvania. This facility is leased pursuant to a Lease Agreement with PMP Whitemarsh Associates dated July 22, 1994, as amended. The facility is being leased under a one-year lease extension that commenced on April 1, 2006 and ends on March 31, 2007. The base annual rent under the lease is $156,000. This lease renewed again on March 31, 2007 for one additional for a total rent of $160,000. This facility has sufficient space to meet our near-term needs in the United States. At the facility, we have a semiautomatic cell packaging and filling machine, coating equipment and lamination equipment, pieces of equipment critical to our ability to produce pilot quantities of batteries and to specify expansion and upgrading of continuous flow manufacture. Our corporate headquarters are located at the Plymouth Meeting, Pennsylvania facility.

GAIA owns approximately 150,000 square foot renovated facility in the city of Nordhausen, Thuringia Germany. This facility has sufficient space to meet our near-term needs in Europe and can be upgraded to increase production capacity significantly. The facility also includes laboratory, quality control and offices for the European sales and management teams.

ITEM 3.	LEGAL PROCEEDINGS

In November 2006 Haliotis Investments S.A. filed a complaint in the United States District Court for the District of Delaware against the Company and other parties, alleging against the Company a violation of Section 10(b) and Rule 10b-5 of the Securities Exchange Act relating to the purported purchase of the Company shares by the plaintiff from Arch Hill Capital, related party of the Company. The parties have reached an agreement and settled this litigation. A stipulation of dismissal of the suit with prejudice was filed with the US District Court in Delaware on January 31, 2008. Under terms of the agreement, the Company’s Directors and Officers insurance carrier contributed to the settlement $300,000 and the Company made no out-of-pocket payment to the plaintiff. The Company was responsible for its own legal fees in this matter.

The Company entered into a Financial Advisory and Investment Banking Agreement with North Coast Securities Corporation (“North Coast”) dated February 1, 2006. Subsequent to the date of the Agreement North Coast asserted claims for unpaid compensation under the Agreement. Counsel for North Coast have asserted a breach of contract claim against the Company seeking warrants to purchase 500,000 shares of Company common stock with an exercise price of $0.04 per share and $10,000 per month for the term of the Agreement for a total of $120,000. This matter has not been resolved as of December 31, 2006 or as of the date of this report and on December 31, 2007 a lawsuit was filed in Montgomery County against the Company in this matter. Management asserts that no services were rendered to satisfy any compensation.

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

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is traded in the over-the-counter market, and “bid” and “asked” prices in the common stock are quoted on the OTC Pink Sheets under the symbol “LTHU”. The following table sets forth certain information with respect to the high and low bid prices for our common stock as of the close of each of the four calendar quarters of 2006 and 2005. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

	Bid Prices for Common Stock
	High	Low
2006
Fourth Quarter	0.1850	0.0150
Third Quarter	0.0280	0.0190
Second Quarter	0.0370	0.0121
First Quarter	0.0450	0.0141

2005
Fourth Quarter	0.0900	0.0330
Third Quarter	0.1120	0.0290
Second Quarter	0.1240	0.0320
First Quarter	0.5000	0.0710

On December 29, 2006, the last sale price quoted on the OTC Pink Sheets was $0.025. As of December 31, 2006, there were approximately 1,071 holders of record of our common stock (Please refer to Item 11).

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER

EQUITY COMPENSATION PLANS

The following table sets forth information as to securities issuable upon exercise of outstanding options and warrants and available for issuance under equity compensations plans as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders		0	N/A	N/A
Equity compensation plans not approved by security holders	Options :
	1994 Plan-	38,568	$5.20	0	(1)
	Directors Plan-	5,501	$5.60	0	(1)
	1998 Plan-	33,036	$5.56	0	(1)
	2002 Plan-	41,250	$3.86	308,750

	Warrants :
		10,000	$2.20	0
		150,000	$3.70	0
		4,532,836	$0.05	0
		948,838	$0.02	0
		35,000	$1.37	0
		100,000	$1.91	0
		200,000	$.06	0
		596,000	$.05	0
		10,000,000	$.0128	0
		5,000,000	$.0128	0
		5,000,000	$.0128	0
		20,000,000	$.0128	0

Total		46,691,029	$0.0345	308,750

(1)	Option Plan terminated as of December 31, 2002.

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

WARRANTS

Warrants issued under equity compensation plans, which were outstanding as of December 31, 2006, include the following.

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

The Company issued to Cornell Capital in connection with an October 2005 debenture financing, 20,000,000 warrants to purchase shares of common stock with the following original exercise prices: 10,000,000 with an exercise price of $.06, 5,000,000 with an exercise price of $.07 and 5,000,000 with an exercise price of $0.10. The exercise prices and amount of warrants were amended on March 21, 2006 to 40,000,000 warrants with an exercise price of $0.03 per share and subsequently were amended on November 9, 2006 to an exercise price of $0.0128 per share. The warrants expire on October 7, 2010.

SALE OF EQUITY SECURITIES DURING YEAR ENDED DECEMBER 31, 2006

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

GENERAL

We are engaged in limited volume production and development contracts, in both the United States and Germany, of large format lithium-ion rechargeable batteries used as power sources in advanced applications in the national security, transportation and stationary power markets. We have moved from a development and pilot-line production company to a small production business with our lithium-ion rechargeable batteries.

We have not filed our Quarterly Reports on Form 10-QSB for the fiscal quarters ended March 31, 2006, June 30, 2006 and September 30, 2006. In lieu of filing such Quarterly Reports, this Form 10-KSB includes summarized quarterly financial data and other material information that would have been available in our 2006 Quarterly Reports on Form 10-QSB.

These reports were delayed as a result of the restatement of our consolidated financial statements and change of auditors. We intend to file our Quarterly Reports on Form 10-QSB for the fiscal quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 as soon as practicable following the filing of this fiscal 2006 Annual Report on Form 10-KSB.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

At December 31, 2006, cash and cash equivalents were $1,976,000. Total liabilities as of December 31, 2006 were $31,758,000 consisting of current liabilities in the aggregate amount of $31,758,000. At December 31, 2006, assets included $1,882,000 in inventories, property and equipment, net of depreciation, of $5,844, 000, net intangibles of $140,000, prepaid expenses and other assets of $460,000 and debt issuance cost of $0. As of December 31, 2006, our working capital deficit was $27,012,000 as compared to $22,299,000 at December 31, 2005. We expect to incur substantial operating losses as we continue our commercialization efforts (For disclosure purposes, all numbers related to the Company’s financials were rounded to the nearest thousand).

December 31, 2006
Current debt is summarized as follows:
October 2005 8% Debenture, net of discount	$1,425,000
Loans From Financial Institutions	130,000
2006 GAIA and Dilo Debt Financing	9,910,000
May 2006 12% Convertible Debenture, net of discount	500,000
Silent Partner loans-TBG	2,027,000

Sub total debt	$13,992,000
Related Party debt
Subordinated Loans from related party	$4,665,000
Promissory Notes	105,000

Total related party debt	$4,770,000

Warrant Liability	$5,575,000

Total Debt	$24,337,000

For more detailed information on long-term liabilities, see Note 4 to our financial statements contained herein.

FINANCING TRANSACTIONS

We have financed our operations since inception primarily through equity and debt financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. During 2005, we entered into a $15 million standby equity distribution agreement with Cornell Capital Partners, L.P. We raised approximately $12.5 million net proceeds in debt and equity financings transactions, including financings under the standby equity distribution agreement in 2006. Since May 2006 the Company has been unable to access the standby equity distribution agreement since it was not current in its SEC filings and the Company’s shares ceased trading on the OTCBB on May 31, 2006.

We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities. No assurances can be given that such financing will be available in sufficient amounts or at all. If such financing is not available there can be no assurance that Arch Hill Capital or any other major shareholder will provide any further funding.

The following is a general description of our most recent financing transactions through December 31, 2006. See also the Notes to Consolidated Financial Statements included with this Report.

SALE OF SERIES C CONVERTIBLE PREFERRED STOCK

The Company designated 300,000 of the Company’s authorized preferred stock as Series C Preferred Stock in November 2006.

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

Each share of the Series C Preferred Stock is convertible at the option of the Company thereof into 2,500 shares of Company common stock at any time following the authorization and reservation of a sufficient number of shares of Company common stock by all requisite action, including action by the Company’s Board of Directors and by Company stockholders, to provide for the conversion of all outstanding shares of Series C Preferred Stock into shares of Company common stock.

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

MAY 2006 12% CONVERTIBLE DEBENTURES

On May 4, 2006, the Company sold $500,000 of equity units (the “2006 Units”) in a private placement. The 2006 Units consist of (i) a 12% convertible debenture in the principal amount of $500,000 (the “12% Debentures”), (ii) 500,000 warrants to purchase Company common stock at an exercise price of $0.20 per share (the “0.20 Warrants”), (iii) 500,000 warrants to purchase Company common stock at an exercise price of $0.25 per share (the “0.25 Warrants”), (iv) 1,000,000 warrants to purchase $0.10 per share (the “0.10 warrants”), and (v) 250,000 warrants to purchase Company common stock at an exercise price equal to the Conversion Price (as defined below) of the 12% Debentures (the “Conversion Price Warrants”). The 12% Debentures are entitled to receive a 12% annual interest payment payable semi-annually at the option of the Company in cash or shares of Company common stock valued at the then applicable conversion price of the 12% Debentures on June 30 and December 31 of each year beginning on December 31, 2006 or at the time of conversion of the principal to which such interest relates.

The holder of the 12% Debentures has the right after November 4, 2006 to convert the 12% Debentures at a price in effect per the agreement (the “Conversion Price”).

The unpaid principal amount of the Debentures plus accrued and unpaid interest will be due on May 4, 2010 if the Debentures have not been converted by the holder or redeemed by the Company prior to that date (the “Maturity Date”). The Debentures are redeemable by the Company at any time prior to the Maturity Date of May 4, 2010 by payment of the unpaid principal amount of the Debentures plus accrued and unpaid interest plus a redemption premium equal to 50% of the principal amount of the Debentures being redeemed. No redemption premium is due on the repayment of the Debentures on the Maturity Date of May 4, 2010.

The $0.20 Warrants, $0.25 Warrants and $0.10 Warrants are exercisable for a period of five years commencing on November 4, 2007. The Conversion Price Warrants are exercisable by the Debentureholder for a period of five years commencing on or after the date subsequent to November 4, 2007 on which all of the Debentures have been converted. If the Debentureholder does not convert all of the Debentures by the

Maturity Date of May 4, 2010, the Conversion Price Warrants will be cancelled on that date. The $0.20 Warrants, the $0.25 Warrants, the $0.10 Warrants and the Conversion Price Warrants each contain cash-less exercise provisions.

The 2006 Unitholder has the following registration rights with respect to the shares of common stock into which the Debentures are convertible and warrants are exercisable. The Company has agreed to file with the SEC a registration statement covering the underlying shares of common stock on or before the 90th day after the last closing of the sale of 2006 Units and to use its best efforts to have the registration statement declared effective within 60 days of filing. No registration statement has been filed to date.

The Debentureholder sent a notice of conversion of the Debentures to the Company effective November 4, 2006. As of December 31, 2006, the Company did not have enough available shares of common stock to issue upon conversion of the Debentures. On November 30, 2007 the Company issued 20,567,132 shares of common stock for the conversion of the Debenture at an exercise price of $0.0243 per share. Upon the conversion of the Debenture the exercise price of the Conversion Price warrants was set at $0.0243 per share.

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

The Notes are repayable upon the earliest to occur of the following: (1) (a) $200,000 shall be repaid by March 6, 2006; and (b) $200,000 shall be repaid by June 14,2006; or (2) (a) $200,000 shall be repaid within two business days of the closing date of an investment of at least $3 million in the Company; and (b) $200,000 shall be repaid on the earliest of two business days of the closing date of a second investment of at least $2 million in the Company (each of the foregoing, a “Repayment Date”). On March 27, 2006 we repaid the $200,000 which was due on March 6, 2006.

As security, we have agreed to pledge to the Noteholder 14,000,000 shares of our common stock once the Company has sufficient shares of common stock available for issuance.

On November 9, 2006, the Board of Directors of the Company approved a letter of amendment effective as of October 31, 2006 with Portfolio Lenders (the “Letter of Amendment”) amending the terms of the Note Purchase Agreement and Note. The Letter of Amendment provides that all payments of principal and interest on the Note otherwise due on or before June 14, 2006 are due on or before October 31, 2006 and the conversion price of the Note is $0.02 per share. Portfolio Lenders also agreed to waive, as of October 31, 2006, any event of default as a result of the non-payment of principal or interest due on the Note or any breach of any covenant prior to October 31, 2006. As of October 31, 2006, $213,090 in principal and interest was outstanding under the Note. Subsequently, in December 2006 the Note was converted into Series C Convertible Preferred by the Noteholders. As of December 2006, no amounts were outstanding on the Note.

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

On November 9, 2006, the Board of Directors of the Company approved a third letter of amendment with Cornell Capital effective as of October 31, 2006 (the “Third Amendment”) whereby the Company amended the following provisions of the Debenture and the Warrants. All payments of principal and accrued interest on the Debenture otherwise due on or before March 15, 2006 are due on or before March 1, 2007. The conversion price at which Cornell Capital may convert the outstanding principal and interest due to Cornell Capital under the Debenture into shares of the Company’s common stock is reduced to $0.0128. The Warrants are amended to provide that the exercise price is reduced to $0.0128 per share. The balance due and owing under the Debenture as of October 31, 2006 was $3,257,096. In the Third Amendment the Company also agreed to pay Cornell Capital a forbearance fee of $375,000.

The Third Amendment also provides that: (i) the Company shall become current by February 1, 2007 on its required SEC periodic reporting filings; (ii) the Company shall obtain listing on the Over the Counter Bulletin Board (the “OTC BB”) by March 1, 2007; (iii) the Company shall seek and receive an extension or deferral, in writing by December 15, 2006, of its obligation to repay the approximately $9.5 million in debt due in December 2006, until March 1, 2007; and (iv) Cornell Capital may not exercise its right to conversion under the Secured Debenture unless (a) the price of the Company’s common stock is equal to or greater than $0.03 per share; or (b) the Company breaches any condition or requirement under the Third Amendment. As of December 31, 2006 $3,257,096, the forbearance fee of $375,000 and additional accrued interest of $44,152 were outstanding. Approximately, $1,575,000 of discount related to the beneficial conversion feature was outstanding on December 31, 2006.

JUNE 2005 12% DEBENTURES

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

In July and August 2006 the holder of the 12% Debentures converted the 12% Debentures into Company common stock. As of December 31, 2006 no amounts were outstanding under the 12% Debentures.

MARCH 2005 12% DEBENTURE

On March 11, 2005, we entered into a debenture purchase agreement with a third party lender, pursuant to which we issued debentures in the principal amount of $2,500,000. The debentures contain a provision that in the event that the holder elects to waive the conversion feature of the debentures by April 15, 2005, the maturity and amortization of the debentures will be amended such that the debentures will be repaid in 10 equal monthly installments with accrued interest commencing July 15, 2005. The investor waived the conversion feature simultaneously with the closing of the transaction. In October 2005 we repaid $500,000 in principal of the debenture plus accrued interest. Pursuant to an amendment dated January 31, 2006, the original maturity date of June 15, 2006 was amended to December 31, 2006 and the original interest rate of 12% per year was amended to 15% per year effective as of October 15, 2005. No monthly payments of principal or interest were due and owing by us prior to December 31, 2006.

On December 8, 2006, the Company entered into an amendment of the debenture to provide that the $2,000,000 remaining principal and accrued interest payable on the debenture may be converted into shares of Company common stock at a price of $0.0128 per share at such times as shares of the Company common stock are available for conversion of such debenture. The amendment further provides that until such time as Company common stock is available for conversion, the debenture may be converted into shares of the Company’s Series C Preferred Stock which are convertible into shares of Company common stock. On December 8, 2006, the holders of the debenture converted $2,344,800 of principal and interest into 73,275 shares of the Company’s Series C Preferred Stock.

STANDBY EQUITY DISTRIBUTION AGREEMENT (CORNELL CAPITAL)

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

During 2006, the Company sold 120,061,197 shares of common stock to Cornell Capital for $2,400,000 pursuant to the standby equity distribution agreement at prices ranging from $0.0166 to $0.0280. Of such proceeds, the Company paid commitment fees to Cornell Capital of 5% of the gross proceeds, or $120,000 in the aggregate and the Company paid structuring fees to Yorkville Advisors Management aggregating $6,000, with net proceeds to the Company of $1,959,000 from such sales.

Pursuant to the standby equity distribution agreement, upon our delisting from the OTC Bulletin Board on May 31, 2006, the Company could not raise any capital using the standby equity distribution agreement and the agreement terminated by its terms on August 12, 2007.

Cornell Capital was an “underwriter” within the meaning of the Securities Act of 1933 in connection with the sale of common stock issuable under the standby equity distribution agreement.

MANAGEMENT’S PLANS TO OVERCOME OPERATING AND

LIQUIDITY DIFFICULTIES

Over the past five years, we have refocused our unique extrusion-based manufacturing process, cell technology, large battery assembly expertise, and market activities to concentrate on large-format, high rate battery applications. Our commercialization efforts are focused on applying our lithium-ion rechargeable batteries in the national security, transportation and stationary power markets.

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

We have recently entered into a number of financing transactions (see Notes 5 and 8). We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities and debt financing. We believe that if we raise approximately $25 million in debt and equity financings, we would have sufficient funds to meet our needs for working capital and repayment of debt and for capital expenditures over the next twelve months.

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

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next few years. As of December 31, 2006, we had an accumulated deficit of approximately $106,668,000. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities and debt financing. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations in 2007 is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Revenues from Product Sales

Revenues from product sales increased to $2,799,000 or 55% in the year ended December 31, 2006 from $1,803,000 in the same period in 2005. The increase in sales revenues is a result of our movement from the product and process development and refinement stage to the early production stage of our products.

As we are still in initial manufacturing stage enterprise, our mission continues to be to become a leading manufacturer of rechargeable lithium power solutions for advanced national security, transportation and stationary power applications. We can also license our technology and have the capability to enter into other collaborative efforts with third parties.

As a result of our involvement with the military market over the past year, we have received increasing number of orders for prototypes from various customers. Our prototype product has been utilized in unmanned underwater vehicles (“UUVs”) as well as in robotics. Our goal in the defense market is to provide solutions for the U.S. Military’s need for battery applications within new high tech military systems.

Our efforts during 2006 in the high-tech military area resulted in a number of contracts and/or sub-contracts which have contributed to our significant growth in revenues for the year ended December 31, 2006. Additionally, we have seen a repeat orders in this market, which we believe can be attributed to our superior technology and customer service.

Outside the U.S., we continue to further our agreement with ThyssenKrupp, the largest manufacturer of non-nuclear, manned submarines to develop and manufacture special, very large lithium-ion cells for propulsion.

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

Cost of Goods Sold

Cost of goods sold was $2,596,000 in the year ended December 31, 2006 compared to $2,408,000 in the same period in 2005, an increase of 8%. We continue to look for cheaper sources of raw materials and more efficient production processes. We anticipate costs to decline substantially as we achieve larger economies of scale.

Engineering, Research and Development Expenses

Engineering, research and development expenses during the year ended December 31, 2006 increased by 21% to $3,588,000 from $2,961,000 in the same period in 2005. This increase was due to our efforts to incorporate new and improved raw materials for higher performance batteries, and improving our manufacturing processes.

General and Administrative Expenses

General and administrative expenses during the year ended December 31, 2006 increased by $2,497,000 or approximately 56% to $6,990,000 from $4,493,000 in the same period in 2005. This increase reflects our efforts to move to larger scale manufacturing and increase financing related efforts and costs. Due to the increased efforts we have paid consultants approximately $3,000,000.

Sales and Marketing Expenses

Sales and marketing expenses were $300,000 in the year ended December 31, 2006 compared to $479,000 in the same period in 2005. Sales and Marketing expenses represents costs incurred from sales associates and participation in trade shows relating to the sale of cells and or batteries. The reduction in marketing expenses is attributed to cost cutting measures and travel policies changes.

Depreciation and Amortization

Depreciation and amortization during the year ended December 31, 2006 increased by $633,000 to $1,677,000 from $1,044,000 in the same period in 2005 due to increase in our asset value.

Interest Expense, Net of Interest Income

Interest expense, net of interest income for the year ended December 31, 2006 increased by $1,735,000 or 83% to $3,829,000 from $2,094,000 in the same period in 2005. Interest expense mainly represents interest accrued on the loans from March 2005 Debenture, October 2005 and the European subsidiary debt financing. The March convertible debenture was fully converted as of December 31, 2006.

Warrants Expense (Income)

Charges for warrants were $(639,000) and ($7,842,000), respectively, in the year ended December 31, 2006 and 2005.

Charge for Beneficial Conversion Feature

Charge for beneficial conversion feature (embedded derivatives in financing transactions) were $4,747,000 and $6,667,000, respectively, in the year ended December 31, 2006 and 2005. For more information concerning this please refer to the Notes to Financial Statement contained herein.

Net Loss to Common Shareholders

Net loss to common shareholders was approximately $20,289,000 or $(0.03) per share for the year ended December 31, 2006 as compared to a net loss of $ $10,582,000 or $(0.05) for the year ended December 31, 2005.

Accumulated Deficit

We have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of December 31, 2006, our accumulated deficit was $106,668,000.

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

Revenues

We sell large complete batteries and battery cells to various customers, mostly in the US and Europe. Revenue is recognized as services are rendered or products are delivered, the price to the buyer is fixed and determinable, and collectability is reasonably assured.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 16, 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be values at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123 (R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company has adopted SFAS No. 123 (R) as of January 1, 2006. The adoption of this pronouncement did not have a significant effect on the Company’s financial statements.

In May 2005, the FASB issue SFAS No. 154, “Accounting Changes and Error Correction—a replacement of APB Opinion No. 20 and FASB Statement NO. 3 “(SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for a s a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective beginning January 1, 2006. The adoption of this pronouncement did not have a significant effect on the Company’s financial statements.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. SFAS No. 155 is effective for the Company’s fiscal year after September 15, 2006. In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 05—2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF No. 00—19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05—2”), which addresses when a convertible debt instrument should be considered ‘conventional’ for the purpose of applying the guidance in EITF No. 00—19. EITF No. 05—2 also retained the exemption under EITF No.

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

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning January 1, 2007. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet evaluated the effect SFAS 157 will have on its financial statements and related disclosures.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“ FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007, which will be fiscal 2008 for us. We are evaluating the impact of FAS 159 on our consolidated financial statements.

RISK FACTORS

WE ARE SUBJECT TO VARIOUS RISKS THAT MAY MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

RISKS RELATED TO OUR BUSINESS

WE HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2006 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES. We had a working capital deficit of approximately $27,012,000 at December 31, 2006, which means that our current liabilities exceeded our current assets on December 31, 2006. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.

WE HAVE SUBSTANTIAL INDEBTEDNESS AND ARE HIGHLY LEVERAGED. At December 31, 2006, we had total consolidated current portion of indebtedness of approximately $31,758,000. The level of our indebtedness and related debt service requirements could negatively impact our ability to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. A substantial portion of our future cash flow from operations, if any, may be dedicated to the payment of principal and interest on our indebtedness. Our high leverage may also limit our flexibility to react to changes in business and may place us at a competitive disadvantage to less highly leveraged competitors. In addition, creditors who remain unpaid may initiate collection proceedings, which could hamper our operations due to our short term cash needs or the effect on our assets subject to debt.

WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses of approximately $106,668,000 from February 12, 1999 (date of inception) to December 31, 2006, including approximately $20,289,000 of net loss to common shareholders in the year ended December 31, 2006. We expect to incur substantial additional operating losses in the future. During the year ended December 31, 2006 and 2005, we generated revenues from batteries sales and development contracts in the amounts of $2,799,000 and $1,803,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all. These conditions raise substantial doubt about our ability to continue as a going concern.

WE NEED SIGNIFICANT FINANCING TO CONTINUE TO DEVELOP AND COMMERCIALIZE OUR TECHNOLOGY. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities and debt financing. We believe that if we raise approximately $25 million in debt and equity financing, we would have sufficient funds to meet our operating and capital expenditures needs for at least twelve months. If we do not raise such additional capital, we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

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

WE FACE RISKS RELATED TO OUR ACCOUNTING RESTATEMENTS AND LATE SEC FILINGS. As previously disclosed, the Company’s prior auditors, BDO Seidman, LLP (“BDO Seidman”), notified the Company in connection with the preparation of the Company’s audited financial statements for the year ended December 31, 2005 that BDO Seidman was evaluating all of the debt financings conducted by the Company during 2004, 2005 and 2006 as a result of evolving interpretations of the accounting rules relating to various convertible debt instruments, which include embedded derivatives. On October 17, 2006, BDO Seidman had not yet finished such evaluation and the Company terminated BDO Seidman. BDO Seidman notified the Company that as a result of the October 17, 2006 termination of BDO Seidman, the above described debt financing evaluation could not be completed by BDO Seidman and therefore the Company’s previously issued audited financial statements and independent auditors report of BDO Seidman for the year ended December 31, 2004, and all quarterly financial statements for periods after December 31, 2004, should not be relied upon. Further, BDO Seidman notified the Company after their dismissal on October 17, 2006 that BDO Seidman would not be reissuing their auditor’s opinion on the Company’s financial statements for the year ended December 31, 2004.

Effective February 23, 2007 Amper, Politziner & Mattia, P.C. (“Amper, Politziner”) was appointed by the Board of Directors of the Company to serve as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the years ended December 31, 2006, 2005 and 2004.

On November 21, 2007, the Company filed a Form 10KSB/A which included audited financial statements for the years ended December 31, 2004 and 2005 audited by Amper, Politziner. On November 21, 2007 we publicly announced that we had re-evaluated our accounting for our convertible instruments and our intangible assets in previously reported financial statements. Following consultation with our independent accountants, Amper, Politziner, we restated our financial statements for the year ended December 31, 2004.

The restatement of these financial statements and delay in filing financial statements and periodic reports with the SEC may lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing as a result of the restatements and delay in filing financial statements and periodic reports with the SEC and we may not be able to effectuate our current business strategy. Moreover, we may be the subject of negative publicity focusing on the financial statement errors and resulting restatement and delay in filing financial statements and periodic reports with the SEC and negative reactions from our stockholders, creditors or others with whom we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL AND DISCLOSURE CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING WHICH WOULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR SECURITIES. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, areas of our disclosure and internal controls that need improvement. As a result after a review of our December 31, 2004 and 2005 operating results, we identified certain deficiencies in some of our disclosure controls and procedures.

We have undertaken improvements to our internal controls in an effort to remediate these deficiencies. We cannot be certain that our efforts to improve our internal and disclosure controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls or difficulties encountered in their implementation or other effective improvement of our internal and disclosure controls could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to adequately establish or improve our internal controls over financial reporting, our external auditors may not be able to issue an unqualified opinion on the effectiveness of our controls. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

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

ARCH HILL CAPITAL IS A CONTROLLING STOCKHOLDER OF LTC AND IS THEREFORE ABLE TO CONTROL THE MANAGEMENT AND POLICIES OF LTC. Arch Hill Capital beneficially owns 497,166,785 shares of our common stock as of December 31, 2006. The 497,166,785 shares of our common stock beneficially owned by Arch Hill Capital constitute approximately 64% of our common stock on an as-converted basis, including shares beneficially owned by Arch Hill Capital and shares issuable upon conversion of convertible securities held by Arch Hill Capital but not including any shares issuable upon conversion of outstanding convertible securities held by any other person. Accordingly, Arch Hill Capital is a controlling stockholder and is able to control the outcome of all matters submitted to our stockholders for approval, including the election of our directors, amendments to our Certificate of Incorporation or a merger, sale of assets or other significant transactions, without the approval of our other stockholders. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in us. As a result, Arch Hill Capital has an effective veto power over the management and operations of, and corporate transactions by, us, GAIA Holding or GAIA which management or non-control stockholders of such entities might desire. The Company treats transaction with Arch Hill as a related party transaction.

The calculation of percentage of our common stock beneficially owned by Arch Hill Capital is based on the number of shares of our common stock outstanding as of December 31, 2006 (422,994,852) plus the number of shares of our common stock issuable to Arch Hill Capital upon conversion of convertible securities held by such entity.

RISKS RELATED TO OUR SHARES

FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS. Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. As of December 31, 2006, we had 422,994,852 shares of common stock outstanding, without taking into account shares issuable upon exercise of outstanding Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, convertible notes, convertible debentures, warrants or options or 250,000,000 shares of common stock pledged by us to Cornell Capital as security.

WE DO NOT HAVE ENOUGH SHARES OF COMMON STOCK AUTHORIZED TO ISSUE SHARES OF COMMON STOCK TO ALL HOLDERS OF OUR CONVERTIBLE SECURITIES UPON CONVERSION OF SUCH SECURITIES. We intend to seek stockholder approval of an increase in the authorized number of shares of our common stock during the first fiscal quarter of 2008 to make available that number of shares of our common stock as will be required for the conversion of all of our outstanding convertible securities and securities which may be issued as part of a new financing. Although our controlling stockholder has indicated its willingness to vote in favor of an increase in the authorized number of shares of our common stock, no assurance can be given that we will be able to obtain a stockholder vote in favor of such an increase in a timely manner or at all.

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

The consolidated balance sheets as of December 31, 2006 and 2005, and our consolidated statements of operations, changes in stockholders’ equity and comprehensive loss and cash flows for each of the years in the two year period ended December 31, 2006 and 2005, together with the report of Amper, Politziner & Mattia, P.C., independent registered public accounts, are included at the end of this report. Reference is made to the “Index to Consolidated Financial Statements” on page F-l.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f)and 15d-15(0 under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and identified material weaknesses in internal control over financial reporting, which existed as of December 31, 2006 and described in the following paragraph:

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

In connection with its audit of the Company’s consolidated financial for the year ended December 31, 2006, the Company’s independent registered public accounting firm, Amper, Politziner & Mattia, P.C. (“AP&M”) informed management and the Audit Committee of the Board of Directors that it had noted certain conditions which it had concluded, in the aggregate, represents a material weakness in the Company’s internal controls over financial reporting. AP&M noted that, before the audited financial statements for the year ended 2006 were finalized, (1) certain audit adjustments were made to such financial statements after being identified by AP&M, (2) certain disclosures required by GAAP were incorporated in such financial statements and the notes thereto after being identified by AP&M and (3) certain account analyses were either not accurately completed and /or not completed in a timely manner.

As a result of this weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

As described above, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting and identified material weaknesses in internal control over financial reporting as of December 31, 2006.

As for the material weakness identified at December 31, 2006, management has implemented the following remedial actions:

•	Engaged an outside expert to analyze and review all debt and equity transactions to ensure the reporting of such transactions is in accordance with generally accepted accounting principles.

•	Hired additional personnel with the requisite knowledge and/or adequate training to control and monitor the effects of accounting principles and disclosures on the financial reporting of the Company.

Other than the remedial actions described above, management believes that no change in internal control over financial reporting occurred during 2006 that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

We are continuing to actively assess and evaluate our most critical business and accounting processes to identify further enhancements and improvement opportunities.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information concerning LTC’s directors and executive officers and the directors and executive officers of GAIA Holding and GAIA as of December 31, 2006:

NAME	AGE	POSITION
Hendrikus Harold van Andel	63	Chairman of the Board of LTC Chief Executive Officer and Executive Director of GAIA Holding Supervisory Director of GAIA

Dr. Andrew J. Manning	60	President, Chief Operating Officer and Chief Technical Officer of LTC Managing Director of GAIA Director of LTC

Dr. Klaus Brandt	58	Executive Vice President of LTC Managing Director of GAIA Director of LTC

Amir Elbaz	31	Chief Financial Officer, Executive Vice President and Treasurer of LTC Director of LTC

David J. Cade	68	Director of LTC

Ralph D. Ketchum	79	Director of LTC

Arif Maskatia	57	Director of LTC

Prof. Dr. Marnix A. Snijder	62	Director of LTC Supervisory Director of GAIA Holding Supervisory Director of GAIA

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

Dr. Klaus Brandt, Ph.D. was appointed our Executive Vice President on June 20, 2005. Dr. Brandt was appointed the Managing Director of GAIA on April 1, 2005 and has served as our director since September 27, 2006. Prior to joining GAIA and LTC Dr. Brandt served as a member of the Executive Board (Vorstand) that was responsible for Technology and Manufacturing at the German based company Ionity AG (January 2, 2003 to March 15, 2005). From January 2, 1997 to December 31, 2002 Dr. Brandt was employed by The Gillette Company (U.S.A.) which is the parent company of Duracell, the world’s largest manufacturer of alkaline batteries and other primary batteries for the consumer market. His tenure with Gillette entailed serving as Director of Advanced Materials and Processes of Duracell Worldwide Technology Center (January 2, 1997 to June 30, 2000) as well as Director of Portable Power, Gillette Advanced Technologies (July 1, 2000 to December 31, 2002). In 1992 Dr. Brandt joined Varta Battery AG (Germany), the leading battery manufacturer in Europe, where he served as Manager of Lithium Batteries at the Varta Research and Development center until 1996. While at Varta he was responsible for research and development of lithium-ion batteries for both portable and electric vehicle applications. From 1978 to 1992 Dr. Brandt worked for Moli Energy Limited (Canada) which was a start-up company that grew out of the research efforts at the University of British Columbia and was the first company to commercialize rechargeable Lithium batteries in 1986. From 1977 to 1978 he served as a Doctoral Fellow in the Physics department at the University of British Columbia (Vancouver, Canada). Prior to this Dr. Brandt received his Doctorate of Natural Science from the Technical University of Munich in 1977 where he wrote his thesis on solid state physics. He received a physics diploma from the University of Goettingen in 1973 where he wrote his thesis on theoretical physics.

Mr. Amir Elbaz was appointed Executive Vice President & Chief Financial Officer and Director of the Company on October 11, 2006. Mr. Elbaz joined LTC to oversee the finances, reporting, as well as business ventures. Prior to LTC, Mr. Elbaz served as a director of Prime Capital Investments, BV, a Dutch venture firm 2005-2006, during which he took an active management role and business development at DreamTank LLC and UVU, Inc. Mr. Elbaz served for few years as Vice President of Corporate Finance at Cornell Capital Partners, LP. In that position Mr. Elbaz sourced, structured and managed investments in more than dozen public and private companies. Previous to joining Cornell Capital, Mr. Elbaz served for several years as an Analyst with the Economic Department in the Procurement Mission of the Israeli Ministry of Defense in New York City. In that capacity Mr. Elbaz co-headed multi-million dollar negotiations with first tier technology companies, and was in charge of the financial aspects of the day-to-day operations. Mr. Elbaz holds B.A. from the University of Haifa, Israel, and an MBA in Finance & Investments from Bernard Baruch College, CUNY, New York. Mr. Elbaz served in the boards of few technology companies.

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

AUDIT COMMITTEE

We established an audit committee on April 13, 2005. During 2006, our audit committee consisted of David J. Cade, Ralph D. Ketchum and Hendrikus Harold van Andel. No member of the audit committee is a “financial expert”.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own, directly or indirectly, more than ten percent (10%) of the registered class of our equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file. No Forms 3, 4 and 5 relating to our common stock were filed late during 2006.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our Chief Executive Officer and Chief Financial and Accounting Officers.

ITEM 10.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation paid by us during the three years ended on December 31, 2006 to our Chief Executive Officer and our other executive officers and executive officers of our subsidiaries, who were serving as executive officers on December 31, 2006 and received total salary and bonus in excess of $100,000 during fiscal year 2006 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary
Andrew J. Manning	2006		$349,902	(2)
President and Chief Operating Officer of LTC (1)	2005		$222,985	(3)
	2004		$175,000
Klaus Brandt	2006		$240,185	(5)
Executive Vice President of LTC, Managing Director of GAIA (4)	2005		$203,581	(6)
	2004		N/A
Amir Elbaz	2006		$181,875	(8)
Chief Financial Officer, Executive Vice President and Treasurer of LTC (7)	2005		$31,250	(9)
	2004	$	N/A

(1)	Andrew Manning served as President and Chief Operating Office of LTC since June 20, 2005.

(2)	This amount includes payment of deferred salary from 2004 and 2005 in the amount of $74,902. Base salary for the year was $275,000.

(3)	On June 20, 2005, the salary of Andrew J. Manning was increased to $275,000 per year retroactive to January 1, 2005. LTC did not pay the retroactive portion of the salary to Dr. Manning during 2005.

(4)	Klaus Brandt served as Executive Vice President of LTC since June 20, 2005 and Managing Director of GAIA since April 1, 2005.

(5)	Consists of salary paid by GAIA in Euros (182,000) and converted to dollar value based on a conversion rate prevailing on December 29, 2006.

(6)	Consists of salary paid by GAIA.

(7)	Amir Elbaz has served as Chief Financial Officer of LTC from October 11, 2006 and prior thereto as Executive Vice President of Corporate Communications and Business Development since August 2006. Amir Elbaz served as a consultant to the Company overseeing external and internal communications, public relations and marketing, as well as business ventures pursuant to a consulting agreement with the Company from October 2005 until October 10, 2006.

(8)	Consists of consulting payments from January 1, 2006-October 10, 2006, and salary from October 11, 2006 to December 31, 2006.

(9)	Consists of consulting payments from October 2005 until December 31, 2005.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable
Andrew J. Manning	28,453	—	—	$4.00	1/22/07	—	—	—	—
—
$5.20
Klaus Brandt	—	—	—	—	—	—	—	—	—
Amir Elbaz	—	—	—	—	—	—	—	—	—

COMPENSATION OF DIRECTORS

Directors receive no cash compensation for serving on our Board of Directors. In the past, each of our non-employee directors received an option to purchase 667 shares of common stock under our Directors Plan upon election to the Board. Our Directors Plan has been terminated. During 2006 no compensation was given to our non employee Directors.

EMPLOYMENT AND CONSULTING AGREEMENTS

On December 5, 2006, the Company entered into an employment agreement with Amir Elbaz who has been serving as the Chief Financial Officer and Treasurer of the Company since October 11, 2006. The employment agreement provides for a three year term commencing on December 5, 2006. Under the employment agreement, Mr. Elbaz will receive a base annual salary of $225,000 and such additional compensation that is approved by the Board of Directors of the Company. If Mr. Elbaz is terminated by the Company other than for cause, Mr. Elbaz will be entitled to receive his base salary for a period equal to the lesser of 12 months from the date of termination or the remaining term of the employment agreement.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2006, the number and percentage of outstanding shares of our common stock beneficially owned by our Named Executive Officers, directors and stockholders owning more than 5% of our common stock and our executive officers and directors as a group:

Name of Owner	Shares Beneficially Owned		Percentage of Class (1)
Arch Hill Capital NV (2)	497,166,785	(8)	64%
Stichting Gemeenschappelijk Bezit LTC (2)	497,166,785	(9)	64%
David Cade (3)(4)	42,575	(10)	*
Amir Elbaz (3)(4)(5)	194,805	(11)	*
Ralph Ketchum (3)(4)	36,123	(12)	*
Andrew J. Manning (3)(4)(6)	28,453	(10)	*
Arif Maskatia (3)(4)	3,167	(10)	*
Marnix Snijder (2)(4)	-0-	(13)	-0-
Hendrikus Harold van Andel (2)(4)(7)	-0-	(14)	-0-
All Named Executive Officers and Directors as a Group (8 persons)	305,123	(15)	*

(1)	The percentage of class calculation for each person or entity is based on the number of shares of common stock outstanding as of December 31, 2006 (422,994,852) plus the number of shares of common stock issuable to the person or entity upon exercise of convertible securities held by such person or entity.

(2)	Address: Parkweg 2, NL-2585 JJ’s Gravenhage, Netherlands.

(3)	Address c/o Lithium Technology Corporation, 5115 Campus Drive, Plymouth Meeting, PA 19462.

(4)	Director of Company.

(5)	Chief Financial Officer, Executive Vice President and Treasurer.

(6)	President and Chief Operating Officer of the Company.

(7)	Chairman of the Board.

(8)	Consists of all of the securities (the “Stichting LTC Shares”) owned by Stichting Administratiekantoor LTC (“Stichting LTC”). See Note (10) . The Stichting LTC Shares are owned directly by Stichting LTC, with Stichting LTC having the power to vote and dispose of the Stichting LTC Shares. Arch Hill Capital controls Stichting LTC and also has the power to vote and dispose of the Stichting LTC Shares. Accordingly, Arch Hill Capital is the beneficial owner of the Stichting LTC Shares.

(9)	Consists of 148,568,784 shares of common stock, 1,500,000 shares issuable upon exercise of $2.00 warrants, 9,889,625 shares issuable upon conversion of $2.40 warrants, 17,050,000 shares issuable upon conversion of 125% A Warrants, 17,050,000 shares issuable upon conversion of 150% A Warrants, 18,400,000 shares issuable upon conversion of 125% B Warrants, 18,400,000 shares issuable upon conversion of 150% B Warrants, 264,103,114 shares issuable upon conversion of Series B Preferred Stock and 2,205,262 shares issuable upon exercise of $.38 warrants.

(10)	Consists of options.

(11)	Consists of shares.

(12)	Includes options to purchase 4,417 shares; 19,214 shares held directly by Mr. Ketchum; and 12,492 shares held by Mr. Ketchum’s spouse.

(13)	Does not include 1,116,000 shares of common stock held by Stichting GAIA, for the benefit of Marnix Snijder. Mr. Snijder does not have the power to vote or control the disposition of such shares, nor does he have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares.

(14)	Does not include 4,200,000 shares of common stock held by Stichting GAIA, for the benefit of Hendrikus Harold van Andel. Mr. van Andel does not have the power to vote or control the disposition of such shares, nor does he have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares.

(15)	Includes 226,511 shares and options/warrants to purchase 78,612 shares.

*	Less than 1%.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See Item 5 “Market For Common Equity, Related Stockholder Matters And Small Business Issuer Purchases Of Equity Securities.”

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On October 24, 2005, Stichting LTC delivered a conversion notice to the Company to convert all of the October 2005 debentures into Company Common Stock at a conversion price of $0.0167 per share, for a total of 264,103,114 shares of Common Stock. In lieu of delivering such shares of Common Stock which were pledged as security under the Cornell debenture or reserved for issuance under the Cornell standby equity distribution agreement, on November 14, 2005, the Company authorized the issuance of 100,000 shares of Series B Convertible Preferred Stock and issued such shares to Stichting LTC. The 100,000 shares of Series B Convertible Preferred Stock are convertible into an aggregate of 264,103,114 shares of Common Stock and have voting rights equal to 264,103,114 shares of Common Stock.

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

As of December 31, 2006, Arch Hill Capital beneficially owned 497,166,785 shares of our common stock which constitutes approximately 64% of our common stock on an as-converted basis, including shares beneficially owned by Arch Hill Capital and shares issuable upon conversion of convertible securities held by Arch Hill Capital but not including any shares issuable upon conversion of outstanding convertible securities held by any other person. Accordingly, Arch Hill Capital is a controlling stockholder and is able to control the outcome of all matters submitted to our stockholders for approval, including the election of our directors, amendments to our Certificate of Incorporation or a merger, sale of assets or other significant transactions, without the approval of our other stockholders. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in us. As a result, Arch Hill Capital has an effective veto power over the management and operations of, and corporate transactions by, us, GAIA Holding or GAIA which management or non-control stockholders of such entities might desire. The calculation of percentage of our common stock beneficially owned by Arch Hill Capital is based on the number of shares of our common stock outstanding as of December 31, 2006 (422,994,852) plus the number of shares of our common stock issuable to Arch Hill Capital upon conversion of convertible securities held by such entity. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”

Stichting GAIA holds an interest in 1,116,000 of such shares for the benefit of Marnix Snijder and 4,200,000 shares for the benefit of the Estate of Harold van Andel. Mr. Snijder does not have the power to vote or control the disposition of such shares nor does it have the right to receive such shares on any specific date and accordingly disclaims beneficial ownership of such shares. Mr. van Andel does not have the power to vote or control the disposition of such shares nor does he have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares.

We have entered into agreements with certain of our executive officers and directors as described above in Item 10 “Executive Compensation”.

We believe that the transactions described above were fair to us and were as favorable to us as those that we might have obtained from non-affiliated third parties, given the circumstances under which such transactions were proposed and effectuated.

ITEM 13.	EXHIBITS

(a)	Exhibits. The following Exhibits are filed as part of this Report or incorporated herein by reference:

3.1	Restated Certificate of Incorporation, effective as of July 29, 2005 (1)

3.2	Certificate of Designation for Series B Preferred (2)

3.3	By-Laws, as amended (3)

3.4	Certificate of Designation of Series C Preferred Stock (22)

4.1	Form of 8% Convertible Notes (19)

4.2	Form of Unsecured Debentures dated March 11, 2005 (4)

4.3	Form of 12% Convertible Debentures dated June 9, 2005 (20)

4.4	Form of Secured 8% Convertible Debenture dated October 7, 2005 issued to Cornell Capital Partners, LP (2)

4.5	Form of Convertible Debenture dated October 21, 2005 to Stichting Gemeenschappelijk Bezit LTC (2)

4.6	Form of 15% Convertible Note dated December 6, 2005 (5)

10.1	1994 Stock Incentive Plan, as amended (6)

10.2	Directors Stock Option Plan (6)

10.3	1998 Stock Incentive Plan (7)

10.4	2002 Stock Incentive Plan (8)

10.5	Form of Stock Option Agreement relating to LTC’s 1994 Stock Incentive Plan, as amended (10)

10.6	Form of Stock Option Agreement relating to LTC’s Directors Stock Option Plan (10)

10.7	Form of Stock Option Agreement relating to LTC’s 1998 Stock Incentive Plan (7)

10.8	Form of Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan (8)

10.9	Form of Non-Qualified Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan [For Employees] (8)

10.10	Form of Non-Qualified Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan [For Consultants and Non-Employee Directors] (8)

10.11	Lease Agreement, dated July 22, 1994, between PMP Whitemarsh Associates and LTC and Addendum dated July 22, 1994 (10)

10.12	Bridge Financing Agreement, dated as of December 31, 2001, between LTC and Arch Hill Capital (9)

10.13	Bridge Financing Amendment Agreement No. 5, dated as of April 14, 2003 between LTC and Arch Hill Capital (3)

10.14	Form of Warrant, dated October 4, 2002, issued to principals of Colebrooke Capital, Inc. (11)

10.15	Form of Warrant, dated December 13, 2002, issued to principals of Colebrooke Capital, Inc. (12)

10.16	Loan Contract No. 1101216000, dated June 24, 1998, between GAIA and Bank fur Kleine und Mittlere Unternehmen (Bank for Small and Mid-Sized Companies) Aktiengesellschaft (3)

10.17	Loan with initial fixed-rate interest, dated July 22, 1998, between GAIA and Kreissparkasse Nordhausen (Direct Savings Bank) (3)

10.18	Loan Contract and Agreement on Subordination between GAIA and Arch Hill Ventures NV (3)

10.19	Partnership Agreement between GAIA and Frankendael Participatiemaatschappij NV (3)

10.20	Partnership Agreement, dated March 4, 1999, between GAIA and Tamarchco GmbH (3)

10.21	Partnership Agreement between GAIA and Tamarchco GmbH (3)

10.22	Partnership Agreement between GAIA and Tamarchco GmbH (3)

10.23	Partnership Agreement dated August 21, 1998 between GAIA Akkumulatorenwerke GmbH and Technologie-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (13)

10.24	Form of Stock Purchase Warrant dated as of January 20, 2004 between Lithium Technology Corporation and the Investors (14)

10.25	Form of Debt Exchange Agreement, dated as of April 13, 2004 between Lithium Technology Corporation, GAIA Holding NV, GAIA Akkumulatorenwerke GmbH, Arch Hill Capital NV and Arch Hill Ventures NV (15)

10.26	Form of $2.00 Stock Purchase Warrant dated as of April 13, 2004, issued to Arch Hill Capital NV (15)

10.27	Form of $2.40 Stock Purchase Warrant dated as of April 13, 2004, issued to Arch Hill Capital NV (15)

10.28	Form of Stock Purchase Warrant dated as of May 5, 2004 issued to finders in January 10% Convertible Debenture financing. (16)

10.29	Form of Consulting Agreement dated as of July 12, 2004 between Lithium Technology Corporation and Ilion Technology Corporation. (17)

10.30	Form of 125% A Warrant. (18)

10.31	Form of 150% A Warrant. (18)

10.32	Form of 125% B Warrant. (18)

10.33	Form of 150% B Warrant. (18)

10.34	Standby Equity Distribution Agreement dated as of March 11, 2005 between Lithium Technology Corporation and Cornell Capital Partners, L.P. (4)

10.35	Registration Rights Agreement dated March 11, 2005 by and between Lithium Technology Corporation and Cornell Capital Partners, LP in connection with the Standby Equity Distribution Agreement. (4)

10.36	Placement Agent Agreement dated as of March 11, 2005 by and among Lithium Technology Corporation, Cornell Capital Partners, LP and Newbridge Securities Corporation in connection with the Standby Equity Distribution Agreement. (4)

10.37	Escrow Agreement dated as of March 11, 2005 by and between Lithium Technology Corporation and Cornell Capital Partners, LP in connection with the Standby Equity Distribution Agreement (4)

10.38	Form of Debenture Purchase Agreement dated as of March 11, 2005 (4)

10.39	Form of Escrow Agreement dated as of March 11, 2005 entered in connection with the Debenture Purchase Agreement (4)

10.40	Fourth Amendment to Lease, dated March 31, 2005, between PMP Whitemarsh Associates and LTC (4)

10.41	Series B Amendment Agreement, dated as of May 11, 2005 (4)

10.42	Form of Warrant dated as of June 1, 2004 issued to Bridgehead Partners, LLC (4)

10.43	Form of 135% Warrants (19)

10.44	Form of Warrant dated as of May 6, 2005 issued to Bridgehead Partners, LLC (20)

10.45	Form of Debenture Purchase Agreement dated as of June 9, 2005 (20)

10.46	Employment Agreement between GAIA and Dr. Klaus Brandt dated April 7, 2005 (20)

10.47	Form of Warrant dated May 31, 2005 issued to North Coast Securities Corporation in connection with A Unit and B Unit Offering (20)

10.48	Form of Warrant dated July 15, 2005 issued to North Coast Securities Corporation in connection with 2005 Unit Offering (20)

10.49	Securities Purchase Agreement dated as of October 7, 2005 between the Company and Cornell Capital Partners, LP (2)

10.50	Escrow Agreement dated as of October 7, 2005 between the Company and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.51	Investor Registration Rights Agreement dated as of October 7, 2005 between the Company and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.52	Pledge and Escrow Agreement dated as of October 7, 2005 between the Company and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.53	Security Agreement dated as of October 7, 2005 between the Company and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.54	Warrant to purchase 10,000,000 shares at $.06 per share dated as of October 7, 2005 issued by the Company to Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.55	Warrant to purchase 5,000,000 shares at $.07 per share dated as of October 7, 2005 issued by the Company to Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.56	Warrant to purchase 5,000,000 shares at $.10 per share dated as of October 7, 2005 issued by the Company to Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.57	Debt Exchange Agreement dated October 21, 2005 between Lithium Technology Corporation, GAIA Holding NV, GAIA Akkumulatorenwerke GmbH, Arch Hill Capital NV and Arch Hill Ventures NV (2)

10.58	Form of Stock Purchase Warrant dated October 21, 2005 issued to Stichting Gemeenschappelijk Bezit LTC (2)

10.59	Form of Note Purchase Agreement dated December 6, 2005 (5)

10.60	Warrant to Purchase 2,000,000 shares at $.03 per share dated as of December 6, 2005 issued by the Company in connection with the Note Purchase Agreement (5)

10.61	Letter Agreement with Cornell Capital Partners, LP dated January 31, 2006 (5)

10.62	Letter Agreement with Cornell Capital Partners, LP dated March 21, 2006 (21)

10.63	Fifth Amendment to Lease, dated March 31, 2006, between PMP Whitemarsh and LTC (21)

10.64	Amendment of $2.5 Million Unsecured Debenture dated January 31, 2006 +

10.65	Employment Agreement between Lithium Technology Corporation and Amir Elbaz effective December 5, 2006 (23)

10.66	Form of Amendment No. 2 dated as of December 8, 2006 to Convertible Debenture dated March 11, 2005 (24)

10.67	Form of Stock Purchase Agreement dated as of December 8, 2006 between Lithium Technology Corporation and the purchasers of Series C Convertible Preferred Stock. (24)

21.1	List of Subsidiaries (20)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(1)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

(2)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.

(3)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(4)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

(5)	Incorporated by reference to LTC’s Registration Statement on Form SB-2 (No. 333-131530) filed on February 3, 2006.

(6)	Incorporated herein by reference to the exhibits contained in LTC’s Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, dated January 19, 1996

(7)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(8)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

(9)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated January 23, 2002.

(10)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(11)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated October 4, 2002.

(12)	Incorporated herein by reference to LTC’s Current Report on Form 8-KA, dated October 4, 2002.

(13)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter March 31, 2003.

(14)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated January 26, 2004.

(15)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

(16)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

(17)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(18)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated August 30, 2004.

(19)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.

(20)	Incorporated herein by reference to LTC’s Registration Statement on Form SB-2 (No 333-114998) filed on August 2, 2005.

(21)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

(22)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated November 28, 2006.

(23)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated December 5, 2006.

(24)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated December 8, 2006.

+	Exhibit filed herewith.

(b) Reports on Form 8K. During the quarter ended December 31, 2006, we filed the following Reports on Form 8-K.

We filed a Report on Form 8-K dated September 27, 2006 reporting on the appointment of Klaus Brandt as a director of the Company.

We filed a Report on Form 8-K dated October 10, 2006 reporting on the resignation of Ralf Tolksdorf as a director and Corporate Secretary of the Company, the resignation of William Hackett as the Executive Vice President, Chief Financial Officer and Treasurer of the Company and the appointment of Amir Elbaz as a director and the Chief Financial Officer and Treasurer of the Company.

We filed a Report on Form 8-K dated October 17, 2006 reporting (i) on the dismissal of BDO Seidman, LLP (“BDO Seidman”) as the Company’s independent registered public accounting firm; (ii) that as a result of the

October 17, 2006 termination of BDO Seidman, a debt financing evaluation cannot be completed by BDO Seidman and therefore the Company’s previously issued audited financial statements and independent auditors report of BDO Seidman for the year ended December 31, 2004, and all quarterly financial statements for periods after December 31, 2004, should not be relied upon; and (iii) that BDO Seidman has notified the Company after their dismissal on October 17, 2006 that BDO Seidman will not be reissuing their auditor’s opinion on the Company’s financial statements for the year ended December 31, 2004.

We filed a Report on Form 8-K dated November 9, 2006 reporting on (i) an amendment of the outstanding debenture and warrants held by Cornell Capital, and (ii) an amendment of the Note Purchase Agreement with Portfolio Lenders II, LLC.

We filed a Report on Form 8-K/A-1 dated October 17, 2006 to clarify that the information set forth in the Form 8-K dated October 17, 2006 was being provided under both Item 4.01 and Item 4.03(b) of Form 8-K.

We filed a Report on Form 8-K dated November 28, 2006 reporting on the designation of 300,000 of the Company’s authorized preferred stock as Series C Preferred Stock and describing the terms of such stock.

We filed a Report on Form 8-K dated December 5, 2006 reporting on an Employment Agreement with Amir Elbaz, the Chief Financial Officer of the Company.

We filed a Report on Form 8-K/A-2 dated October 17, 2006 to file a letter dated December 5, 2006 from BDO Seidman regarding the change of certifying accountant.

We filed a Report on Form 8-K dated December 8, 2006 reporting on the amendment of a debenture dated March 11,2005 and the sale of shares of Series C Preferred in a private placement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for fiscal 2006 for professional services rendered by AP&M as our principal accountant for the audit of our annual financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2006 was $175,000.

The aggregate fees billed for fiscal years 2004 and 2005 for professional services rendered by AP&M as our principal accountant for the audit of our annual financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2005 was $574,000.

AUDIT-RELATED FEES

The aggregate fees billed in each of fiscal 2006 and 2004 and 2005 (combined) for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $0 and $163,000, respectively.

TAX FEES

The aggregate fees billed in each of fiscal 2006 and 2005 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $0, respectively.

ALL OTHER FEES

The aggregate fees billed in each of fiscal 2006 and 2005 for products and services provided by our principal accountant (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

PRE-APPROVAL POLICIES AND PROCEDURES

The decision to retain Amper, Politziner & Mattia P.C. as our principal accountant for the audit of our financial statements for the year ended December 31, 2006 was approved by our Board of Directors on February 19, 2007.

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

LITHIUM TECHNOLOGY CORPORATION

Date: February 5, 2008	BY:	/s/ Klaus Brandt
Klaus Brandt, Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2008	BY:	/s/ Amir Elbaz
Amir Elbaz, Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Klaus Brandt Klaus Brandt	Chief Executive Officer & Director (Principal Executive Officer)	February 5, 2008

/s/ Amir Elbaz Amir Elbaz	Chief Financial Officer, Executive Vice President, Treasurer and Director (Principal Financial and Accounting Officer)	February 5, 2008

/s/ Christiaan A. van den Berg Christiaan A. van den Berg	Director	February 5, 2008

/s/ Ralph D. Ketchum Ralph D. Ketchum	Director	February 5, 2008

/s/ Andrew J. Manning Andrew J. Manning	Director	February 5, 2008

/s/ Arif Maskatia Arif Maskatia	Director	February 5, 2008

/s/ Marnix A. Snijder Marnix A. Snijder	Director	February 5, 2008

/s/ Jonkheer Clemens E.M. van Nispen tot Sevenaer Jonkheer Clemens E.M. van Nispen tot Sevenaer	Director	February 5, 2008

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders of

Lithium Technology Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lithium Technology Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has recurring losses from operations since inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Amper, Politziner & Mattia, P.C.

February 5, 2008

Edison, New Jersey

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31 2006	December 31 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,976,000	$46,000
Accounts receivable, net of allowance	72,000	234,000
Inventories	1,882,000	569,000
Related party receivable	516,000	150,000
Prepaid expenses and other current assets	300,000	311,000

Total current assets	4,746,000	1,310,000
Property and equipment, net	5,844,000	5,390,000
Debt issue costs, net	0	814,000
Other assets	160,000	130,000

Total assets	$10,750,000	$7,644,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$13,992,000	$8,536,000
Accrued salaries	70,000	175,000
Accrued interest	2,172,000	1,003,000
Other current liabilities and accrued expenses	1,839,000	1,031,000
Accounts payable	3,340,000	2,700,000
Related party debt	4,770 ,000	3,950,000
Warrant liability	5,575,000	6,214,000

Total current liabilities	31,758,000	23,609,000

Total liabilities	31,758,000	23,609,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Convertible Preferred stock A, par value $.01 per share, authorized, issued and outstanding: 1,000 at December 31, 2006 and December 31, 2005	1,000,000	1,000,000
Convertible Preferred stock B, par value $.01 per share, authorized, issued and outstanding: 100,000 at December 31, 2006 and December 31, 2005	1,000	1,000
Convertible Preferred stock C, par value $.01 per share, authorized 300,000, issued and outstanding: 97,635 at December 31, 2006 and no shares outstanding on December 31, 2005	1,000	0
Dividends in Arrears	113,000	0
Common stock, par value $.01 per share, authorized—750,000,000 at December 31, 2006 and December 31, 2005 respectively; issued and outstanding - 422,994,852 and 266,335,979 shares at December 31, 2006 and December 31, 2005, respectively.	4,230,000	2,663,000
Additional paid-in capital	83,469,000	71,377,000
Cumulative translation adjustments	(3,154,000)	(4,627,000)
Accumulated deficit	(106,668,000)	(86,379,000)
Total stockholders’ deficit	(21,008,000)	(15,965,000)
Total liabilities and stockholders’ deficit	$10,750,000	$7,644,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEAR ENDED December 31, 2006	YEAR ENDED December 31, 2005
REVENUES:
Product sales	$2,799,000	$1,803,000
COST AND EXPENSES:
Cost of goods sold	2,596,000	2,408,000
Engineering, research and development	3,588,000	2,961,000
General and administrative	6,990,000	4,493,000
Warrants expense/Change in fair value (Income)	(639,000)	(7,842,000)
Sales and marketing	300,000	479,000
Depreciation and amortization	863,000	799,000
Amortization of debt issue costs	814,000	245,000

Total costs and expenses	14,512,000	3,543,000

Loss from operation	11,713,000	1,740,000
OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(3,829,000)	(2,094,000)
Interest expense related to beneficial conversion feature	(4,747,000)	(6,667,000)
Other	—	(81,000)

Total other income (expense)	(8,576,000)	(8,842,000)

NET LOSS	$(20,289,000)	$(10,582,000)
Dividends to Preferred Stock	(83,000)	—

NET LOSS TO COMMON SHAREHOLDERS	$(20,372,000)	$(10,582,000)
Currency translation adjustments	1,473,000	1,149,000

COMPREHENSIVE LOSS	$(18,899,000)	$(9,433,000)

Weighted average number of common shares outstanding:	660,515,984	233,038,317

Basic and diluted net loss per share:	$(0.03)	$(0.05)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Convertible Preferred Class A Stock		Convertible Preferred Class B Stock		Convertible Preferred Class C Stock		Common Stock		Additional Paid - in Capital	Dividends in Arrears	Cumulative Translations Adjustments	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Beginning balance as of 1/1/2005	—	—	—	—	—	—	53,352,000	534,000	51,409,000	—	(5,776,000)	(75,797,000)
Stock Issued upon conversion of January 2004 10% Debentures							41,828,400	418,000	1,057,000
Conversion of April 2004 8% Debentures							40,000,000	400,000	2,600,000
Common stock issued for interest on April 2004 8% Debentures							2,619,200	26,000	170,000
Discount on Beneficial Conversion Feature of A Unit Private Placement									251,000
Conversion of A units	1,000	1,000,000					24,346,921	243,000	1,322,000
Conversion of Interest Payable on A units							4,365,979	44,000	126,000
Conversion of Arch Hill A Units							34,100,000	341,000	1,364,000
Conversion of interest payable on Arch Hill A Units
Discount on Beneficial Conversion Feature of B Unit Arch Hill Exchange									693,000
B Unit Arch Hill Exchange							36,800,179	368,000	1,472,000
Common Stock Issued for Interest on Series B units							2,710,000	27,000	167,000
Discount on Beneficial Conversion Feature of B Unit Arch Hill Exchange									130,000
Conversion of 8% Convertible Notes							5,020,000	50,000	201,000
$1,350,000 Portfolio Lenders Debentures									540,000
Discount on Beneficial Conversion Feature of $3,000,000 Cornell Capital Debentures									1,957,000
Discount on Beneficial Conversion Feature and Warrants for October 2005 Debt Exchange									3,072,000
October 2005 Debt Exchange with Arch Hill			100,000	1,000					4,302,000
Common stock issued under the Standby Equity Distribution Agreement							21,193,300	212,000	544,000

Foreign currency translation adjustments											1,149,000
Net loss												(10,582,000)
Ending balance as of 12/31/05	1,000	1,000,000	100,000	1,000			266,335,979	2,663,000	71,377,000		(4,627,000)	(86,379,000)
Common stock issued under the Standby Equity Distribution Agreement							120,061,197	1,201,000	758,000
Common Stock Issued for Interest on January 2004 10% Convertible Debentures							6,648,062	66,000	133,000
Discount on Beneficial Conversion Feature for May 2006 12% Convertible Debenture									297,000
Conversion of 8% Convertible Notes							2,949,614	30,000	22,000
Conversion of Portfolio Lenders II, LLC Convertible Notes							27,000,000	270,000	1,080,000
Conversion of March 2005 12% Debentures					73,275	1,000			2,344,000
Conversion of Portfolio Lenders II, LLC Convertible Notes					4,300	—			213,000
Issuance of Series C Convertible Preferred Stock					20,060	—			3,009,000
Discount on Beneficial Conversion Feature for March 2005 12% Debenture									2,000,000
Discount on Beneficial Conversion Feature for October 2005 8% Debenture - Third Amendment									2,319,000
Dividends on series A Preferred Stock									(83,000)
Dividends in arrears										113,000
Foreign currency translation adjustments											1,473,000
Net Loss												(20,289,000)
Ending balance as of 12/31/06	1,000	1,000,000	100,000	1,000	97,635	1,000	422,994,852	4,230,000	83,469,000	113,000	(3,154,000)	(106,668,000)

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2006	December 31, 2005
OPERATING
Net loss	$(20,289,000)	$(10,582,000)
Adjustments
Depreciation and amortization	863,000	799,000
Loss on sale of property and equipment	9,000	—
Non cash interest expense	1,653,000	1,323,000
Warrant income/change in fair value	(639,000)	(7,842,000)
Interest expense—beneficial conversion feature	4,747,000	6,667,000
Inventories	(1,186,000)	(469,000)
Accounts receivable	162,000	(119,000)
Accounts payable & accrued expenses	1,864,000	214,000
Prepaids expenses and other assets	(23,000)	484,000

Total Operating	$(12,839,000)	$(9,525,000)

INVESTING
Capital Expenditures	(682,000)	(377,000)

Total Investing	$(682,000)	$(377,000)

FINANCING
Repayment of debt	(1,860,000)	(1,317,000)
Proceeds from bank loans and third parties	10,027,000	8,108,000
Proceeds from loans	2,393,000	2,649,000
Deferred financing costs	—	(500,000)
Proceeds from equity issuance	4,968,000	757,000

Total Financing	$15,528,000	$9,697,000

NET INCREASE (DECREASE) IN CASH	$2,007,000	$(205,000)
CURRENCY EFFECTS ON CASH	$(77,000)	$11,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$46,000	$240,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,976,000	$46,000

See accompanying notes to consolidated financial statements.

NOTE 1—ORGANIZATION, BUSINESS OF THE COMPANY AND LIQUIDITY

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

GAIA Holding, a private limited liability company incorporated under the laws of the Netherlands, is the 100% beneficial owner of GAIA Akkumulatorenwerke GmbH (“GAIA”). GAIA Holding (formerly known as Hill Gate Investments B.V.) was incorporated in 1990 and only had limited operations until the acquisition of GAIA on February 12, 1999. GAIA is a private limited liability company incorporated under the laws of Germany. GAIA Holding’s ownership interest in GAIA is held through certain trust arrangements (see Note 2).

The Company was in the development stage from February 12, 1999 through December 31, 2005. The year 2006 is the first year for which the Company is considered an operating company and is no longer in a development stage.

The Company considers itself to have one operating segment in two geographical areas. The Company is an early pilot-line production stage company that develops large format lithium-ion rechargeable batteries to be used as a new power source for emerging applications in the automotive, stationary power, and national security markets.

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

The Company’s operating plan seeks to minimize its capital requirements, but the expansion of its production capacity to meet increasing sales and refinement of its manufacturing process and equipment will require additional capital. The Company expects that operating and production expenses will increase significantly. The Company has recently entered into a number of financing transactions (see Notes 4 and 7) and is continuing to seek other financing initiatives. The Company needs to raise additional capital to meet its working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities. The Company believes that if it raises approximately $25 million in debt and equity financings it would have sufficient funds to meet its needs for working capital, repayment of debt and for capital expenditures over the next twelve months to meet expansion plans.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, assumptions and methods used to estimate fair value of the Company’s financial instruments are made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts. The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses approximate fair value due to the short-term nature of the instruments.

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

Inventories (substantially all for GAIA) are as follows:

	December 31, 2006	December 31, 2005
Finished Goods	$462,000	$208,000
WIP	656,000	247,000
Raw Materials	764,000	114,000

	$1,882,000	$569,000

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

LONG-LIVED ASSETS

The Company periodically evaluates the carrying value of long-lived assets when events and circumstances indicate the carrying amounts may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows expected to result from the use and eventual disposition from such assets are less than the carrying value. If the sum of the expected cash flows (undiscounted and without finance charges) is less than the carrying amount of the asset, the Company recognizes an impairment loss on the asset by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined by quoted market prices in active markets, if available, or by using the anticipated cash flows discounted at a rate commensurate with the risks involved. The Company conducted an evaluation of the carrying values of its long-lived assets at the end of 2006.

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

REVENUES

The Company sells battery cells and complete batteries to various clients. Revenue is recognized as services are rendered or products are delivered, the price to the buyer is fixed and determinable, and collectability is reasonably assured. Sales terms are Freight on Board (FOB) origin.

OTHER INCOME

From time to time the Company receives subsidies from foreign governmental agencies to reimburse the Company for certain research and development expenditures. Subsidies are recorded as other income. In 2006 and 2005 there was no other income recorded.

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

NET LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share. The Company made such determination because: 1) Arch Hill Capital, which controls the Company, has the ability to authorize the necessary shares for conversion; 2) the preferred shares have no significant preferential rights above the common shares; and 3) the preferred shares will automatically convert at a later date upon proper share authorization. As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the years ended December 31, 2006 and 2005 was as follows:

	2006	2005
Series B Preferred Stock	264,103,114	49,202,772
Series C Preferred Stock	15,380,856	N/A
Common Stock	381,032,014	183,835,545

Total	660,515,984	233,038,317

Due to net losses in the years ended December 31, 2006 and 2005, the effect of the potential common shares resulting from convertible promissory notes payable, stock options and warrants in those years were excluded, as the effect would have been anti-dilutive.

	2006	2005
Shares issuable under Series A Convertible Preferred Stock*	41,666,667	25,000,000
Shares issuable under 8% Convertible Notes	0	1,175,000
Shares issuable under 12% Convertible Debentures	0	27,000,000
Shares issuable under 8% Convertible Debentures	257,594,187	50,000,000
Shares issuable under Portfolio Lenders Convertible Notes	0	800,000
Shares issuable under Outstanding Warrants	68,932,233	152,436,281
Shares issuable under Warrants issued upon conversion of Series A and B Units*	148,319,958	34,234,816
Shares issuable under exercise of options	118,355	131,258

	516,631,400	290,777,355

*	Assumes conversion of floating price instruments as of December 31 of the applicable year.

The Company does not have enough shares of common stock authorized to issue shares of common stock to all holders of its convertible securities upon conversion of such securities.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be values at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123 (R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company has adopted SFAS No. 123 (R) as of January 1, 2006. The adoption of this pronouncement did not have a significant effect on the Company’s financial statements.

In May 2005, the FASB issue SFAS No. 154, “Accounting Changes and Error Correction—a replacement of APB Opinion No. 20 and FASB Statement NO. 3 “(SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for a s a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective beginning January 1, 2006. The adoption of this pronouncement did not have a significant effect on the Company’s financial statements.

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

In September 2005, the FASB ratified the EITF’s Issue No. 05—7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (“EITF 05—7”), which addresses whether a modification to a conversion option that changes its fair value effects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). The adoption of this pronouncement did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. SFAS No. 155 is effective for the Company’s fiscal year after September 15, 2006. In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 05—2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF No. 00—19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05—2”), which addresses when a convertible debt instrument should be considered ‘conventional’ for the purpose of applying the guidance in EITF No. 00—19. EITF No. 05—2 also retained the exemption under EITF No. 00—19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00—19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05—2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05—2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, ACCOUNTING

FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning January 1, 2007. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet evaluated the effect SFAS 157 will have on its financial statements and related disclosures.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“ FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007, which will be fiscal 2008 for us. We are evaluating the impact of FAS 159 on our consolidated financial statements.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Land and buildings	$2,667,000	$2,617,000
Technical and laboratory equipment	6,706,000	5,737,000
Assets under construction	382,000	56,000
Office equipment and other	753,000	756,000
Sub Total	10,508,000	9,166,000

Less: Accumulated depreciation and amortization	(4,664,000)	(3,776,000)

Total Asset Value	$5,844,000	$5,390,000

Depreciation expense for the years ended December 31, 2006 and December 31, 2005 was $863,000 and $799,000, respectively. Assets under construction at December 31, 2006 and 2005 included equipment being constructed that was not yet placed into service.

NOTE 4—DEBT

	December 31, 2006	December 31, 2005
Current debt is summarized as follows:
March 2005 12% Convertible Debenture, net of discount	$0	$2,000,000
October 2005 8% Debenture, net of discount	1,425,000	1,294,000
June 2005 12% Debenture	0	1,350,000
Portfolio Lenders II, LLC Convertible Note	0	400,000
8% Convertible Notes	0	47,000
Loans From Financial Institutions	130,000	1,629,000
2006 GAIA and Dilo Debt Financing	9,910,000	0
May 2006 12% Convertible Debenture, net of discount	500,000	0
Silent Partner loans-TBG	2,027,000	1,816,000

Sub total debt	$13,992,000	$8,536,000

Related Party debt
Subordinated Loans from related party	4,665,000	3,565,000
Promissory Notes	105,000	385,000
Total related party debt	4,770,000	3,950,000

Warrant Liability	$5,575,000	$6,214,000
Total Debt	$24,337,000	$18,700,000

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

On December 8, 2006, Lithium Technology Corporation (the “Company”) entered into an amendment of a debenture originally issued on March 11, 2005, in the original principal amount of $2,500,000, to provide that the $2,000,000 remaining principal and accrued interest payable on the debenture may be converted into shares of Company common stock at such times as shares of the Company common stock are available for conversion of such debenture. The amendment further provides that until such time as Company common stock is available for conversion, the debenture may be converted into shares of the Company’s Series C Preferred Stock which are convertible into shares of Company common stock. On December 8, 2006, the holders of the debenture converted $2,344,800 of principal and interest into 73,275 shares of the Company’s Series C Preferred Stock. See Item 3.02 below for a description of the Company’s Series C Preferred Stock. Per EITF 00-27, the maximum discount recorded upon the amendment of the debenture was up to the face value of the converted note, therefore, the value of the beneficial conversion of $2,000,000 was recorded as a discount upon amendment with the offset to additional-paid-in capital. On the same day, upon the conversion of the note, the Company recorded an interest expense related to beneficial conversion feature of $2,000,000. On December 31, 2006 no amount was due under this debenture.

OCTOBER 2005 8% DEBENTURE (CORNELL CAPITAL)

On October 7, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital pursuant to which the Company issued convertible debentures in the principal amount for $3,000,000, with an original maturity date of October 1, 2006. The debentures are convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to $0.06 per share. The debentures have a one-year term and accrued interest at 8% per year. Interest and principal payments on the debenture were to commence on January 1, 2006 and end on October 1, 2006. The debenture was issued with five-year warrants to Cornell Capital to purchase 20,000,000 shares of common stock at the following exercise prices: 10,000,000 at $0.06 per share 5,000,000 at $0.07 per share and 5,000,000 at $0.10 per share. The terms of the Cornell Capital debenture were subsequently amended as described in Note 11.

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

The First Amendment also provided that at any time prior to March 15, 2006 the Company could at its option with three business days advance written notice redeem a portion or all amounts outstanding under the debenture in an amount equal to the principal amount outstanding and accrued interest being redeemed. No redemption premium was due by the Company for redemption of the debenture prior to March 15, 2006. The debenture was not convertible from January 31, 2006 through March 15, 2006 provided the Company was current on its payment obligations under the debenture. In consideration of the First Amendment of the debenture and related agreements, the Company paid Cornell Capital a fee of $100,000. As of March 15, 2006, $3,000,000 in principal plus accrued interest was outstanding on the debenture. At the time of the Amendment the Company expensed approximately $1.7 million as beneficial conversion expense related to the original Debenture.

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

On November 9, 2006, the Board of Directors of the Company approved a third letter of amendment with Cornell Capital effective as of October 31, 2006 (the “Third Amendment”) whereby the Company amended the following provisions of the Secured Debenture and the Warrants. All payments of principal and accrued interest on the Secured Debenture otherwise due on or before March 15, 2006 are due on or before March 1, 2007. The conversion price at which Cornell Capital may convert the outstanding principal and interest due to Cornell Capital under the Secured Debenture into shares of the Company’s common stock is reduced to $0.0128. The Warrants are amended to provide that the exercise price is reduced to $0.0128 per share. The balance due and owing under the Secured Debenture as of October 31, 2006 was $3,257,096. The Company recorded approximately $2.3 million as discount on the Debenture as a result of the Third Amendment. The Company expensed approximately $744,000 as beneficial conversion expense during the Fourth Quarter of 2006. In the Third Amendment the Company also agreed to pay Cornell Capital a forbearance fee of $375,000. The Third Amendment also provides that: (i) the Company shall become current by February 1, 2007 on its required SEC periodic reporting filings; (ii) the Company shall obtain listing on the Over the Counter Bulletin Board (the “OTC BB”) by March 1, 2007; (iii) the Company shall seek and receive an extension or deferral, in writing by December 15, 2006, of its obligation to repay the approximately $9.5 million in debt due in December 2006, until March 1, 2007; and (iv) Cornell Capital may not exercise its right to conversion under the Secured Debenture unless (a) the price of the Company’s common stock is equal to or greater than $0.03 per share; or (b) the Company breaches any condition or requirement under the Third

Amendment. As of December 31, 2006 $3,257,096, the forbearance fee of $375,000 and additional accrued interest of $44,152 were outstanding. Approximately, $1,575,000 of discount related to the beneficial conversion feature was outstanding on December 31, 2006.

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

The Company determined that the 12% Debentures meet the characteristics for classification as a liability. The 12% Debentures were recorded using the guidance of EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. The Company measured the intrinsic value of the embedded conversion option using guidance of EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The value of the beneficial conversion was recorded as discount with the offset to additional-paid-in capital. As of December 31, 2005 the debentures outstanding amount was $1,350,000. The notes were converted in the third quarter of 2006. The Company has no amounts owed under the 12% Debentures as of December 31, 2006, but $196,000 of interest is due and payable and included in accrued interest on the accompanying balance sheets.

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

Debt issuance costs related this transaction included 5% cash compensation to the Note holder. The debt issuance costs are being amortized to interest expense using the effective interest method. There is no balance of debt issuance costs at December 31, 2006.

The Company determined that the warrants issued to the debenture holder qualified for classification as a liability under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. As in accordance with FASB Statement No. 150, the Company measured the fair value of the warrants at issuance and subsequently at each year end using the Black-Scholes option-pricing model. The value of the warrants is recorded as a liability. As of December 31, 2006, the Company has warrant liability for the debenture holder’s warrants of $58,261.

The Company has agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issuable upon conversion of the notes and upon exercise of the warrants and to ensure that such Registration Statement is declared effective by May 5, 2006. The Company filed a Registration Statement on February 2, 2006.

On November 9, 2006, the Board of Directors of the Company approved a letter of amendment effective as of October 31, 2006 with Portfolio Lenders (the “Letter of Amendment”) amending the terms of the Note Purchase Agreement and Note. The Letter of Amendment provides that all payments of principal and interest on the Note otherwise due on or before June 14, 2006 are due on or before October 31, 2006 and the conversion price of the Note is $0.02 per share. Portfolio Lenders also agreed to waive, as of October 31, 2006, any event of default as a result of the non-payment of principal or interest due on the Note or any breach of any covenant prior to October 31, 2006. The Company received a notice of conversion for the note subsequently and there were no amounts outstanding on December 31, 2006.

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

The Company determined that the 2005 Units meet the characteristics for classification as a liability. The 2005 Units are recorded using the guidance of EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. The Company measured the intrinsic value of the embedded conversion option using guidance of EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The value of the beneficial conversion of $130,000 was expensed upon issuance, as the notes were not redeemable, with the offset to additional-paid-in capital. During the year ended December 31, 2005, $251,000 principal of 8% Notes were converted into an aggregate of 5,020,000 shares of common stock at a conversion price of $0.05 per share. The converting Noteholders were issued warrants to purchase 2,510,000 shares of common stock in the aggregate, at $0.0675 per share. As of December 31, 2005, $47,000 in principal of 8% Notes were outstanding. During the year ended December 31, 2006, the balance of the 8% Notes and accrued interest were converted into common stock at conversion prices ranging from $0.0149 to $0.019 into an aggregate of 2,949,614 shares. The noteholders were issued additional warrants to purchase 1,378,135 shares at exercise prices ranging from $0.0201 to $0.0257.

The Company determined that the warrants issued to the 2005 Unit holders qualified for classification as a liability under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. As in accordance with FASB Statement No. 150, the Company measured the fair value of the warrants at issuance and subsequently at each quarter end using the Black-Scholes option-pricing model with changes in fair value recognized in earnings. As of December 31, 2006, the Company has approximately $125,000 of warrant liability related to the 2005 Unit holders’ warrants.

The placement agent for this financing received cash compensation and legal and structuring fees of $60,000 and additional commission of four year warrants to purchase 596,000 shares of Company common stock at price of $0.055 per share. As of December 31, 2006, the Company has approximately $17,000 of warrant liability related to the placement agent warrants. The Company recorded the structuring fees as well as the fair value of the placement agent warrants as debt issuance costs.

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $130,000 and $1,629,000 as of December 31, 2006 and December 31, 2005 respectively, that are collateralized by the assets of the Company.

2006 GAIA AND DILO DEBT FINANCING

On July 14, 2006, GAIA and Dilo Trading AG (“Dilo Trading”), subsidiaries of the Company, closed bridge financings with a European lender for a total of Euros 7.5 million (approximately $9.5 million upon issuance). The loan principal and accrued interest is due and payable on December 31, 2006. The loans are secured by a pledge of all of the assets of GAIA and Dilo Trading. The nonconvertible note bears an annual interest of 20%.

A portion of the proceeds was used to repay the mortgage on the GAIA facility in Nordhausen, Germany and to repay existing loans on GAIA equipment. The remaining proceeds were used for the purchase of machinery and equipment to increase the production of lithium-ion cells and batteries in Germany, for working capital and partial repayment of debt.

MAY 2006 12% CONVERTIBLE DEBENTURE

On May 4, 2006, the Company sold $500,000 of equity units (the “2006 Units”) in a private placement. The 2006 Units consist of (i) a 12% convertible debenture in the principal amount of $500,000 (the “12% Debentures”), (ii) 500,000 warrants to purchase Company common stock at an exercise price of $0.20 per share (the “0.20 Warrants”), (iii) 500,000 warrants to purchase Company common stock at an exercise price of $0.25 per share (the “0.25 Warrants”), (iv) 1,000,000 warrants to purchase $0.10 per share (the “0.10 warrants”), and (v) 250,000 warrants to purchase Company common stock at an exercise price equal to the Conversion Price (as defined below) of the 12% Debentures (the “Conversion Price Warrants”). The 12% Debentures are entitled to receive a 12% annual interest payment payable semi-annually at the option of the Company in cash or shares of Company common stock valued at the then applicable conversion price of the 12% Debentures on June 30 and December 31 of each year beginning on December 31, 2006 or at the time of conversion of the principal to which such interest relates.

The holder of the 12% Debentures has the right after November 4, 2006 to convert the 12% Debentures at a conversion price then in effect as per the agreement.

The unpaid principal amount of the Debentures plus accrued and unpaid interest will be due on May 4, 2010 if the Debentures have not been converted by the holder or redeemed by the Company prior to that date (the “Maturity Date”). The Debentures are redeemable by the Company at any time prior to the Maturity Date of May 4, 2010 by payment of the unpaid principal amount of the Debentures plus accrued and unpaid interest plus a redemption premium equal to 50% of the principal amount of the Debentures being redeemed.

The $0.20 Warrants, $0.25 Warrants and $0.10 Warrants are exercisable for a period of five years commencing on November 4, 2007. The Conversion Price Warrants are exercisable by the Debentureholder for a period of five years commencing on or after the date subsequent to November 4, 2007 on which all of the Debentures have been converted. If the Debentureholder does not convert all of the Debentures by the Maturity Date of May 4, 2010, the Conversion Price Warrants will be cancelled on that date. On the date of issuance, the Company recorded a warrant liability of $59,991. As of December 31, 2006, the Company has warrant liability for the above warrants of $60,000.

The 2006 Unitholder has the following registration rights with respect to the shares of common stock into which the Debentures are convertible and warrants are exercisable. The Company has agreed to file with the SEC a registration statement covering the underlying shares of common stock on or before the 90th day after the last closing of the sale of 2006 Units and to use its best efforts to have the registration statement declared effective within 60 days of filing. No registration statement has been filed to date.

The Company determined that the May 2006 12% Debenture meet the characteristics for classification as a liability. The debenture was recorded using the guidance of EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. The Company measured the intrinsic value of the embedded conversion option using guidance of EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The value of the beneficial conversion, approximately $300,000, was recorded as a discount upon issuance with the offset to additional-paid-in capital. The Debentureholder sent a notice of conversion of the Debentures to the Company effective November 4, 2006. As of December 31, 2006, the

Company did not have enough available shares of common stock to issue upon conversion of the debenture, therefore, the debenture is classified as debt on December 31, 2006. The interest on the debenture accrued until the conversion date, and amounted to $30,000. The discount related to beneficial conversion feature was expensed in 2006 as a result of the conversion notice.

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill, a related party, which totaled $4,665,000 and $3,565,000 as of December 31, 2006 and December 31, 2005. The loans bear cumulative interest at 6% per annum. Under the subordinated loan agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA.

BRIDGE NOTES

At various times during 2004, Arch Hill Capital advanced a total of $3.5 million to LTC under the Bridge Financing Agreement. The Company had $385,000 of Bridge Notes outstanding at December 31, 2005 which were classified under related party debt on the Company’s Consolidated Balance Sheet. On March 27, 2006 the Company repaid $325,000 out of the outstanding debt to Arch Hill under the Bridge Notes, and on December 31, 2006 the outstanding debt was $60,000, and accrued interest related to the notes was approximately $124,000.

SILENT PARTNERSHIP LOANS-NON-RELATED PARTIES

Two other parties have provided silent partnership loans to GAIA. Frankendael Participatiemaatscappij N.V. (“Frankendael”) has provided a partnership loan, which bears interest at 6% per annum. Technology-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan, which bears interest at 6% per annum. GAIA is not required to pay the interest under the Frankendael Partnership Agreement until GAIA has generated an accumulated profit amounting to $4,627,000. The Frankendeal Partnership loan was exchanged into Company securities during the fourth quarter 2005 (See “Debt Exchange” below). The total amount payable to TBG under the Partnership Agreements at December 31, 2006 and December 31, 2005 was $2,027,000 and $1,816,000 respectively.

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

The Company determined that the warrants issued to the debenture holder qualified for classification as a liability under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. As in accordance with FASB Statement No. 150, the Company measured the fair value of the warrants at issuance and subsequently at each year end using the Black-Scholes option-pricing model. The value of the warrants was recorded as a liability. As of December 31, 2006, the Company had warrant liability for the debenture holder’s warrants of approximately $60,000.

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

NOTE 5—INCOME TAXES

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of December 31, 2006 is as follows:

	Foreign	Domestic	Total
Tax loss carry forwards	$19,434,000	$17,828,000	$37,262,000

Less valuation allowance	(19,434,000)	(17,828,000)	(37,262,000)

	$—	$—	$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

Valuation allowance, December 31, 2005	$34,253,000
Increase	3,009,000

Valuation allowance, December 31, 2006	$37,262,000

At December 31, 2006, the company had net operating loss carry forwards for United States Federal income tax purposes of approximately $51,222,000 expiring in the years 2008 through 2025 and net operating loss carry forwards of approximately $45,722,000 for Pennsylvania state income tax purposes, expiring in the years 2007 through 2015. Current United States Federal tax law limits the use of net operating loss carry forwards after there has been a substantial change in ownership, as defined in Internal Revenue code Section 382, during a three year period. Due to changes in ownership between 1993 and 1997, and the conversion of Senior Secured Convertible Notes in January 1999, and the Share Exchanges, there exists substantial risk that the Company’s use of net operating losses for United States and Pennsylvania tax purposes may be severely limited under the Internal Revenue Code. German net operating loss carry forwards are not subject to expiration.

NOTE 6—COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

The Company leases a 12,400 square foot research facility and corporate headquarters in a freestanding building at 5115 Campus Drive in Plymouth Meeting, Pennsylvania pursuant to a Lease Agreement dated July 22, 1994, as amended, between PMP Whitemarsh Associates and the Company. On March 31, 2006, the Company entered into an amendment to the Lease Agreement with PMP Whitemarsh Associates for the Plymouth Meeting, Pennsylvania facility. The amendment provides for a one-year lease extension that commenced on April 1, 2006 and ends on March 31, 2007. On March 31, 2007, the Company entered into an subsequent amendment to the Lease Agreement with PMP Whitemarsh Associates for the Plymouth Meeting, Pennsylvania facility. The amendment provides for a one-year lease extension that commenced on April 1, 2007 and ends on March 31, 2008. The base annual rent under the lease under the amendment is $160,000. The Company has extended its building lease effective March 31, 2007. See Note 10.

LITIGATION

In November 2006 Haliotis Investments filed a complaint in the United States District Court for the District of Delaware against the Company and other parties, alleging against the Company a violation of Section 10(b) and Rule 10b-5 of the Securities Exchange Act relating to the purported purchase of the Company shares by the plaintiff from Arch Hill Capital, related party of the Company. The parties have reached an agreement and settled this litigation. A stipulation of dismissal of the suit with prejudice was filed with the US District Court in Delaware on January 31, 2008. Under terms of the agreement, the Company’s Directors and Officers insurance carrier contributed to the settlement $300,000 and the Company made no out-of-pocket payment to the plaintiff. The Company was responsible for its own legal fees in this matter.

The Company entered into a Financial Advisory and Investment Banking Agreement with North Coast Securities Corporation (“North Coast”) dated February 1, 2006. Subsequent to the date of the Agreement North Coast asserted claims for unpaid compensation under the Agreement. Counsel for North Coast have asserted a breach of contract claim against the Company seeking warrants to purchase 500,000 shares of Company common stock with an exercise price of $0.04 per share and $10,000 per month for the term of the Agreement for a total of $120,000. This matter has not been resolved as of December 31, 2006 or as of the date of this report and on December 31, 2007 a lawsuit was filed in Montgomery County against the Company in this matter. Management asserts that no services were rendered to satisfy any compensation.

From time to time the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business. As such the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease the Company’s earnings in the period the changes are made. In the opinion of management, after consultation with legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

EMPLOYMENT AND CONSULTING AGREEMENTS

On December 5, 2006, the Company entered into an employment agreement with Amir Elbaz who has been serving as the Chief Financial Officer and Treasurer of the Company since October 11, 2006 and the Executive Vice President of Corporate Communications and Business Development for the Company since August 2006.

The Employment Agreement provides for a three year term commencing on December 5, 2006. Under the Employment Agreement, Mr. Elbaz will receive a base annual salary of $225,000 and such additional compensation that is approved by the Board of Directors of the Company. If Mr. Elbaz is terminated by the Company other than for cause, Mr. Elbaz will be entitled to receive his base salary for a period equal to the lesser of 12 months from the date of termination or the remaining term of the Employment Agreement. The Employment Agreement contains noncompetition and nonsolicitation provisions during the term thereof and for three years thereafter.

NOTE 7—STOCKHOLDERS’ EQUITY

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

SERIES A PREFERRED STOCK

The Company has authorized and outstanding 1,000 shares of Series A Convertible Preferred Stock, which were issued on August 1, 2005. The 1,000 shares of Series A Preferred Stock were issued to an independent foreign investor in connection with the Series A Units sold (Note 4). The shares of Series A Preferred Stock are entitled to receive an 8% annual cumulative dividend payable in shares of company common stock at the conversion price of the stock.

The Series A Preferred Stock is convertible at the election of the holder thereof, at any time until November 19, 2007 at a conversion price then in effect as in accordance with the Series A Preferred Stock agreement. The Series A Preferred Stock will be automatically converted into Company common stock on November 19, 2007 if not converted by the holder prior to that date. As of December 31, 2006 all Series A Preferred (1,000) were outstanding. See Subsequent Events Note 10.

SERIES B PREFERRED STOCK

The Company has authorized and outstanding 100,000 shares of Series B Convertible Preferred Stock. The Company issued 100,000 preferred B shares in connection with the Debt Exchange in October 2005 as described in Note 4 above. The shares of Series B Convertible Preferred Stock have the same dividend rights as the Company’s common stock shares. The 100,000 shares of convertible preferred stock are convertible into an aggregate of 264,103,114 shares of common stock and have voting rights equal to 264,103,114 shares of common stock.

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

During the period January 1, 2006 through December 31, 2006, the Company sold 120,061,197 shares of common stock to Cornell Capital for $ 2,400,000 pursuant to the Standby Equity Distribution Agreement at prices ranging from $0.0161 to $0.0280. Of such proceeds, the Company paid commitment fees to Cornell Capital of 5% of the gross proceeds, or $120,000 in the aggregate and the Company paid structuring fees to Yorkville Advisors Management aggregating $6,000, with net proceeds to the Company of $1,959,000 from such sales.

Pursuant to the standby equity distribution agreement, upon our delisting from the OTC Bulletin Board on May 31, 2006, the Company could not raise any capital using the standby equity distribution agreement and the agreement terminated by its terms on August 12, 2007.

2002 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 2002 Stock Incentive Plan (the “2002 Plan”) in January 2002. The 2002 Plan terminates in 2012. A total of 350,000 shares of common stock are reserved and available for grant. No options were granted for the years ended December 31, 2005 and 2006. The exercise price of an option granted under the 2002 Plan will not be less than the fair market value of the Company’s common stock on the date of grant; however, for any non qualified Stock Option the option price per share of common stock, may alternatively be fixed at any price deemed to be fair and reasonable, as of the date of the grant. Options granted that are not vested will be cancelled immediately upon termination of the grantee’s employment or association with LTC, except in certain situations such as retirement, death or disability. Vested options are exercisable for up to sixty months upon termination of the Grantee’s employment or association with LTC.

All outstanding employees and directors options are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding and Exercisable, January 1, 2005	151,759	$4.98
Cancelled	20,501	5.25
Outstanding and Exercisable December 31, 2005	131,258	$4.94
Cancelled	12,903	5.72

Outstanding and Exercisable December 31, 2006	118,355	$4.85

The following table summarizes information about stock options outstanding at December 31, 2006:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life
$2.20	750	1.5 years
$2.30	2,000	2 years
$2.80	1,000	6 years
$4.00	37,500	4.5 years
$4.40	730	4 years
$5.20	59,704	3.5 years
$5.60	14,671	4 years
$9.60	2,000	3.5 years

Balance outstanding as of December 31, 2006	118,355

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

WARRANTS

Warrants as of December 31 are summarized as follows:

	2006
	Warrants	Weighted Average Exercise Price
Outstanding and Exercisable, December 31, 2004	25,060,783	$1.3445
Issued	127,375,498	$0.0767
Outstanding, December 31, 2005	152,436,281	$0.2852
Exercisable, December 31, 2005	150,231,019	$0.2838
Issued	23,149,243	$0.0265
Outstanding and exercisable, December 31, 2006	175,585,524	$0.2507

The following table summarizes information about warrants outstanding at December 31, 2006.

Exercise Price in $	Number of Warrants Outstanding and Exerciseable	Time to Expiration in Years
2.20	10,000	0.1	Years
3.70	90,000	0.8	Years
3.70	60,000	1.0	Years
0.69	41,438	1.4	Years
0.53	53,959	1.4	Years
0.20	40,000	1.4	Years
0.22	5,500	1.4	Years
0.19	276,471	1.4	Years
0.36	25,758	1.4	Years
0.18	43,750	1.4	Years
0.17	13,334	1.4	Years
0.20	88,889	1.4	Years
0.19	58,422	1.4	Years
0.22	95,000	1.4	Years
0.19	206,317	1.4	Years
0.06	596,000	1.6	Years
0.19	1,836,677	1.9	Years
0.20	1,106,250	1.9	Years
0.23	2,475,567	1.9	Years
0.24	1,106,250	1.9	Years
0.25	415,000	1.9	Years
0.27	638,890	1.9	Years
0.29	86,958	1.9	Years
0.30	415,000	1.9	Years
0.35	86,958	1.9	Years
1.37	35,000	1.9	Years
0.21	1,297,067	2.0	Years
0.23	277,779	2.0	Years
0.26	64,707	2.0	Years
0.27	277,779	2.0	Years
0.03	2,150,000	2.1	Years
0.04	530,000	2.1	Years
0.05	430,000	2.1	Years
0.06	380,000	2.1	Years
0.08	100,000	2.1	Years
0.15	1,770,841	2.1	Years
0.16	41,667	2.1	Years
0.17	57,693	2.1	Years
0.18	1,770,841	2.1	Years
0.19	41,667	2.1	Years
0.21	57,693	2.1	Years
0.66	25,000	2.1	Years
2.00	1,000,000	2.1	Years
0.15	20,834	2.2	Years
0.18	20,834	2.2	Years
2.40	10,500,000	2.3	Years
2.00	1,500,000	2.3	Years

0.06	200,000	2.3	Years
0.02	1,246,557	2.4	Years
0.06	100,000	2.4	Years
0.07	2,510,000	2.4	Years
0.08	100,000	2.4	Years
1.91	100,000	2.4	Years
0.06	35,450,000	2.6	Years
0.08	35,450,000	2.6	Years
0.06	10,000,000	2.7	Years
0.08	10,000,000	2.7	Years
0.38	2,205,262	2.8	Years
0.02	1,570,000	3.0	Years
0.03	822,836	3.0	Years
0.08	300,000	3.0	Years
0.09	250,000	3.0	Years
0.10	100,000	3.0	Years
0.18	25,000	3.0	Years
0.22	25,000	3.0	Years
0.35	25,000	3.0	Years
0.03	134,079	3.8	Years
0.01	40,000,000	3.8	Years
0.04	500,000	4.1	Years
0.20	500,000	5.8	Years
0.25	500,000	5.8	Years
0.02	250,000	5.8	Years
0.10	1,000,000	5.9	Years

Total warrants outstanding as of December 31, 2006	175,585,524	*

*	Based on the closing price on December 29, 2006, the holder of Series A Convertible Preferred is entitled to receive 41,666,668 warrants at a weighted average conversion price of $0.035 upon conversion of his preferred stock.

NOTE 8—SEGMENTS

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

Geographic information is as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Domestic Operations	$1,585,000	$920,000
European Operations	$1,214,000	$884,000

Revenues	$2,799,000	$1,804,000

Domestic Operations	$130,000	$225,000
European Operations	$5,714,000	$5,273,000

Long-lived assets	$5,844,000	$5,498,000

NOTE 9—SUPPLEMENTAL CASH FLOW INFORMATION

SUPPLEMENTAL CASH FLOW INFORMATION

For the Years Ended December 31,

2005	2006
Warrants totaling $176,000 were issued as debt issuance costs and included in the warranty liability	Interest of $199,000 was paid through the issuance of common stock with a par value of $67,000.

Convertible debt of $8,885,000 was converted into preferred B for $1,000 and common stock with a par value of $818,000	Convertible debentures of $2,000,000 and accrued interest $345,000 were converted into Series C Convertible Preferred with par value of $733.

Convertible debt of $4,103,000 was reclassified to related party debt	Convertible debentures of $200,000 and accrued interest $13,000 were converted into Series C Convertible Preferred with par value of $43.

Convertible debt of $251,000 was converted into common stock with a par value of $50,000.	Convertible debentures of $47,000 and accrued interest $4,000 were converted into common stock with par value of $29,000.

Interest of $560,000 was paid through the issuance of common stock	Convertible debentures of $1,350,000 were converted into common stock with par value of $270,000.

$307,000 was reclassed from accrued interest to related party debt	Discount of $2,319,000 was recorded on the 8% October 2005 Convertible Debenture.

Warrants of $83,000 were issued to related party and recorded to APIC	Discount of $297,000 was recorded on Convertible Debentures.

$1,000,000 of A Unit Note payable was converted to preferred A

NOTE 10—SUBSEQUENT EVENTS

October 2005 8% Debenture

On October 7, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (“Cornell”) pursuant to which the Company issued a secured convertible debenture in the principal amount of $3,000,000 (the “Debenture”), with an original maturity date of October 7, 2006 and issued to Cornell five-year warrants to purchase common stock. The Company and Cornell entered into certain amendment agreements dated January 31, 2006, March 21, 2006, October 31, 2006, March 31, 2007 and April 23, 2007 (the “Amendments”). Pursuant to the April 23, 2007 amendment, the Debenture was repayable on or before July 1, 2007.

On May 30, 2007 the Company entered into a further letter agreement with Cornell (the “Letter Agreement”). The Letter Agreement provided for the conversion by Cornell of $288,722 of the principal of the Debenture into 22,556,385 restricted shares of the Company and the repayment by the Company of the balance due of principal and interest owing to Cornell under the Debenture (after taking into account the Conversion). Upon the Conversion by Cornell and the Repayment by the Company, no amounts were outstanding under the Debenture and Cornell agreed to release its security interest and return 250,000,000 shares of the Company’s common stock that were pledged as security for the Debenture. In the Letter Agreement Section 3(a)(ii)(A) of the Debenture, which limited Cornell’s ownership of the Company’s common stock to 4.9% of the Company’s outstanding shares, was deleted in its entirety.

2007 FINANCINGS/SETTLEMENTS/AMENDMENTS – EQUITY AND DEBT

2006 GAIA and Dilo Debt Financing

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

Conversion of Series A Preferred Stock

On August 1, 2005 the Company issued to an independent foreign investor 1,000 shares of the Company’s Series A Preferred Stock (Note 5). The shares of Series A Preferred Stock were entitled to receive an 8% annual cumulative dividend payable in shares of company common stock at the conversion price of the stock. The conversion price for the Series A Preferred Stock is 80% of the average closing trading prices for the common stock during the 20 trading day period prior to the date of the conversion notice. For each share of the Company’s common stock issued upon conversion of the Series A Preferred Stock, a four year warrants to purchase 1/2 of a share of Company common stock at an exercise price per share equal to 125% of the conversion price of the Series A Preferred Stock upon conversion of the shares of Series A Preferred Stock by the stockholder; and for each share of Company common stock Issued upon conversion of the Series A Preferred Stock, a four year warrants to purchase 1/2 of a share of Company common stock at an exercise price per share equal to 150% of the conversion price of the Series A Preferred Stock upon conversion of the shares of Series A Preferred Stock by the stockholder.

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

2007 Series C Preferred Stock

During 2007 the Company closed on the sale of Series C Preferred Stock in several private placement transactions. The Company sold 119,481 shares of Series C Preferred Stock for an aggregate purchase price of $17,922,117. Each share of Series C Preferred Stock is convertible into 2,500 shares of Company common stock. At a purchase price of $150 per share of Series C Preferred Stock, the effective purchase price for each underlying share of Company common stock is $0.06 per share. Additionally, the Company sold 35,868 shares of Series C Preferred Stock for an aggregate purchase price of $9,466,875. Each share of Series C Preferred Stock is convertible into 2,500 shares of Company common stock. At a purchase price of $250 per share of Series C Preferred Stock, the effective purchase price for each underlying share of Company common stock is $0.10 per share. The Company did not pay any underwriting discounts or commissions in connection with the sale of the Series C Preferred Stock in this transaction.

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

May 2006 12% Convertible Debenture

On November 30, 2007 the Company issued 20,567,132 shares of common stock for the conversion of the Debenture at an exercise price of $0.0243 per share. Upon the conversion notice in November 4, 2006 of the conversion price warrants was set at $0.0243 per share.

Appointment of Chief Executive Officer

Effective May 18, 2007, Dr. Klaus Brandt was appointed as the Chief Executive Officer of Lithium Technology Corporation by the Company’s Board of Directors. Prior to this Dr. Klaus Brandt has been serving as a Director of the Company since September 27, 2006 and as an Executive Vice President since June 2005. Additionally, Dr. Brandt has been serving as the Managing Director of the Company’s subsidiary, GAIA, since April 2005. Pursuant to the employment agreement with Dr. Brandt, which expired on December 31, 2007, he served as the Managing Director of GAIA pursuant to an agreement which provides for an annual salary of €170,000. The new employment agreement, which took effect on January 1, 2008, provides for a three year term. Under this employment agreement, Dr. Brandt will receive a base annual salary of €200,000 and such additional compensation that is approved by the Board of Directors of the Company.