Form 10KSB
period 2007-12-31
LITHIUM TECHNOLOGY CORP
filed 2008-05-15
CIK 804154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

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

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Large accelerated filer  ☐                     an accelerated filer  ☐                    or a non-accelerated filer  ☒

State issuer’s revenues for its most recent fiscal year. $2,609,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. Approximately $39,108,164 as of May 13, 2008. The aggregate market value was based upon the mean between the closing bid and asked price for the common stock on May 13, 2008 as quoted by the OTC Pink Sheets $0.088.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 2, 2008, 670,924,782 shares of common stock.

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

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

CURRENCY AND EXCHANGE RATES

All monetary amounts contained in this Report are, unless otherwise indicated, expressed in U.S. Dollars. On December 31, 2007, the noon buying rate for Euros as reported by the Federal Reserve Bank of New York was €0.685 to $1.00 U.S.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the successful commercialization of our batteries, future demand for our products, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, our ability to consummate future financings and other risks and uncertainties, certain of which are beyond our control. Additional factors that could affect the Company’s forward-looking statements include, among other things: the restatement of the Company’s financial statements for the fiscal year ended December 31, 2004, and the delay in filing financial statements and periodic reports with the Securities and Exchange Commission for the fiscal years ended December 31, 2005, December 31, 2006 and December 31, 2007; negative reactions from the Company’s stockholders, creditors, customer or employees to the results of the review and restatement or delay in providing financial information and periodic reports; the impact and result of any litigation (including private litigation), or of any investigation by the Securities and Exchange Commission or any investigation by any other governmental agency related to the Company; the Company’s ability to manage its operations during and after the financial statement restatement process; and the Company’s ability to successfully implement internal controls and procedures that remediate any material weakness in controls and ensure timely, effective and accurate financial reporting. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

Forward-looking statements are based on management’s current views and assumptions and involve known and unknown risks that could cause actual results, performance or events to differ materially from those expressed or implied in those statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

Lithium Technology Corporation (“LTC” or the “Company”) is a global manufacturer and provider of power solutions for diverse applications. The Company designs, engineers and builds custom lithium-ion (Li-ion) rechargeable batteries complete with battery management systems for use in military/national security, transportation and stationary power markets. LTC also manufactures its own unique cells. The Company believes that it offers cells with the highest power density of any standard commercial Li-ion cell in the western hemisphere (most amperes or watts per kilogram). LTC cells are also the largest Li-ion cells produced in the western hemisphere (most energy capacity - watt-hours or amp hours). The Company’s leading technology capabilities, manufacturing infrastructure and management strengths enable it to provide a unique breadth of solutions in battery design, manufacturing, marketing, and delivery. Industrial, retail and government customers include NASA, Lockheed Martin, ThyssenKrupp, Exide, scientific research facilities and the national defense agencies of the United States, United Kingdom and Germany, among others.

The military, transportation, and stationary power markets continue to demonstrate that lithium-ion is the technology of choice for advanced battery applications placing us at the threshold of a period of significant growth.

The Company’s rechargeable lithium battery technology basis dates back to 1983. Since 1983, LTC has evaluated a wide range of lithium battery technologies. These evaluations have involved coating a wide variety of electrode materials, including those for Li-ion liquid, lithium metal and lithium polymer chemistries, onto a variety of substrates, including solid foils, expanded metal grids and fiber webs. The Company has engaged in high-yield pilot line operations since 1996. Over the last seven years, various manufacturing steps were adapted to our pilot line to accommodate new techniques. These factors have allowed us the flexibility to match the battery design to the application. In 1997, we began focusing on unique large footprint cells and large battery assemblies comprised of large number of cells and control circuitry. LTC’s manufacturing practices and know how combined with advanced in-house R&D efforts and collaborative relationship with material developers (i.e.: Süd-Chemie/Phostech, BASF, ConocoPhillips, etc.) and research institutions have positioned the Company ahead of its competitors. LTC is not dependent on one type of chemistry, but can adapt to new developments in any of its target markets. As an example, when management of the Company identified the movement of the transportation industry toward the cathode materials of iron-phosphate toward the end of 2006, the Company geared efforts to manufacture large format high power cells (6AH, 35AH), which are the biggest of its kind today in the market. In February of 2008 the Company launched its product line of High Energy iron-phosphate, which completes the Company’s product offering with regards to iron-phosphate chemistry. We are working to introduce other chemistries that will add benefit to the end customers, but all within the Li-ion field. In recent years, we have extended our experience to the assembly of fully engineered batteries complete with battery management systems.

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

LTC merged with GAIA in 2002, where the surviving entity is LTC, and GAIA is the wholly owned subsidiary. By the end of 2003, LTC and GAIA cooperation had developed several new cylindrical cell designs for use in HEV batteries and in national security applications. Additionally, LTC continued to manufacture flat cells of the same chemistry for unique applications.

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

We have spent nearly $120 million advancing our technologies, and we are now in a position to manufacture and sell highly reliable, cost-effective advanced lithium-ion rechargeable batteries to our target market segments, to further develop our technology, and to license out our technology.

We have financed our operations since inception primarily through equity and debt financings, loans from shareholders, including loans from Arch Hill Capital N.V. and related parties, loans from silent partners and bank borrowings secured by assets. During 2007 we raised approximately $27.5 million net proceeds in debt and equity financings transactions. Since the Company was not current on in its SEC filings the Company’s shares ceased trading on the OTCBB on May 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

For consolidation of the financial reports, LTC has only one direct subsidiary in Europe, which is GAIA Holding B.V.

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

Over the past four years, we have successfully focused on producing larger, more consistent runs of standardized cells. In the last two years, we have been successful in increasing production, improving quality and yields and reducing production costs. We have established several standardized modular battery assembly designs which facilitate the construction of custom batteries. We have expanded our custom battery design activities and we continue to receive favorable feedback from field use and testing by our customers. During 2007 the Company started producing standard batteries for wind generators and robots. In 2008 the Company plans to offer standard batteries for large transportation applications.

As a result of our involvement with the military market over the last three years, we have received orders for various prototype batteries and small production runs of both customized cells and batteries from customers. As a result of our continuing involvement with the military market, we have interacted with customers that are actively pursuing new battery technologies. We have been able to apply our battery technology for use with new high tech systems including robots, advanced weapons, launch vehicles and unmanned underwater vehicles (known as UUVs). We have been working with some clients since 2004 for these military applications.

We continue our collaborative relationships for the development of the next generation cathode materials with Süd-Chemie/Phostech. We are a subcontractor to a builder of unmanned underwater vehicles on a contract for Advanced Pressure Tolerant Batteries. We plan to continue to bid on new development contracts and commercial contracts going forward.

Outside the U.S., in 2005 we entered into a development contract for large submarine batteries from Thyssen-Krupp, the world’s largest builder of diesel-electric submarines. In 2007 we announced jointly with ThyssenKrupp the successful development of a 500Ah cell and a 40kWh battery module in a technical journal. During 2007, within our operation in Germany, we delivered several large batteries to be used in military applications, and secured additional orders.

In the transportation market, sales of hybrid-electric vehicles (known as HEVs) continue to increase. While sales to U.S. automakers have been slow, we have sold several HEV prototype batteries and modules for evaluation in Europe. GAIA is working with several European automakers and integrators to evaluate lithium technology for hybrid electrical vehicles. In addition, we have been negotiating with small electric vehicle (EV)/HEV manufacturers in England, Israel, the Netherlands and Switzerland for supplying them with large volumes. For some of them we delivered prototype batteries. Building on the success of our battery technology and application at Penn State University, we have generated additional orders and supplied batteries to Penn State and the University of California - Davis for the Chevrolet Equinox competition in 2006.

During the first quarter of 2006, GAIA delivered a lithium-ion battery for a hybrid vehicle that is being developed by UK based automotive technology specialists Zytek Systems as part of the Energy Saving Trust’s Ultra-Low Carbon Car Challenge (known as ULCCC). In March 2005, Zytek was awarded grant funding from the Energy Saving Trust for the second phase of their ULCCC project to develop a new high efficiency, dual mode hybrid vehicle. The vehicle is based on the new Smart forfour and will utilize a hybrid power train based on 1500cc, 3-cylinder turbo charged diesel engine coupled to two high-efficiency permanent-magnet electric motors. Zytek has taken delivery of three lithium-ion batteries each with output of 288 volts, a capacity of 7.5 amp hours (or about 2.2 kWh of energy) and with a capability to deliver 25 kWhof power. These batteries can be charged by either the internal combustible engine, by regenerative breaking, or by household mains (plug-in hybrid), and will have a modest all-electric range. LTC, together with Zytek and I+ME, have jointly developed an improved version of the Battery Management System to include additional safety features and to control the charging of the battery from the mains. The Battery Management System will also communicate with the vehicles energy management system for better efficiency and control. Additionally, GAIA delivered several batteries to undisclosed car manufacturers.

In the stationary power market we are working with Exide Technologies to develop and market a “rack-mounted” lithium-ion battery for critical Universal Power Supply applications. The Company is planning to enhance the partnership with Exide Technologies in 2008. In addition, we supplied prototype batteries for backup control systems for wind generators in Europe.

Products

We manufacture and sell the GAIA® product line of large, high power hermetically sealed rechargeable lithium-ion cells and batteries. Our product portfolio includes large format, high power cells ranging from 7.5 to 45 Ah, with very high discharge capabilities designed for HEV and military applications, and high energy cells from 10 to 500 Amp-hours for various applications. Our products include large batteries up to 600Vand capacity of more than 40 kWh.

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

Lithium-ion Battery Market

The lithium-ion battery market is rapidly expanding and maturing. Large format Lithium-ion batteries are becoming more widely known and accepted, resulting in accelerating market growth. We are benefiting from this expansion of new product applications by being able to be involved in the initial design of these applications. This market expansion is also driving material suppliers to develop higher energy, lower cost and safer raw materials. Increasing volumes of production are being shifted to China and this continues to put downward pressure on pricing. Some of our Asian competitors have introduced high power cells and large formats which emphasizes our need to ramp up quickly and provide custom solutions to capture market share. The Company believes that Lithium-ion is the chemistry of choice for the growing demand for portable devices. Other technologies, like nickel-cadmium is shrinking. Nickel-cadmium still holds a major share for power tools, two-way radios and medical devices. This chemistry is preferred over nickel-metal-hydride for its high durability and reliable service but some countries will ban its use for environmental reasons. Without a major breakthrough, the fuel cell will play an insignificant role in providing power for future applications. Cost, size and performance are the main obstacles. Although continuous in operation by replacing fuel capsules, the fuel cell, as we know it today, still needs a backup battery to satisfy the power requirements of modern portable equipment. It is believed that the electro-chemical battery will keep its present position for some time to come as it has it did has for the last century.

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

Strategy for Growth

We envision a four phase evolution to achieving our mission of being a leader in rechargeable lithium-ion battery solutions for high power applications:

PHASE I (from 2005), Standard cells and Custom Engineered Batteries: Innovators and early adopters; customers with applications where performance is more important than cost. Such customers are willing to pay a premium for advanced high power and high energy Li-ion rechargeable batteries, and generally require relatively small quantities. Existing production facilities to be ramped up 4 times. Sales increase through funded development contracts and through sales to military/national security and to select automotive and stationary power/alternative energy.

PHASE II (from 2007), Standard cells and High-Tech Specialty Batteries: Early followers; users requiring modest to high volumes with low to moderate price sensitivity. The Company to expand business via strategic partnerships to deepen presence in existing markets and to gain entry into new markets. Expand production capacity 10 or more fold through the establishment of one or more joint-ventures to manufacture and sell cells and batteries. These joint-ventures will bring significant demand for product and access to capital.

PHASE III (from 2008), Initial Commodity Products: OEM beta testing and engineering development in partnership with major industry players in need for qualifying new battery technology for large scale commercial applications; penetrate additional markets through joint-ventures per market segment. Supplying the growing demand for our product will require the establishment of additional production facilities, which is anticipated to break ground in 2008.

PHASE IV (beyond 2010), Mass market production: The Company anticipates that the cost of large format Li-ion batteries after 2010 will decrease such that volume scale-up to address large volume, price-sensitive mass market applications will be viable. For these applications, The Company anticipates to increase its production capacity further through several joint-ventures in several countries with industry-specific local partners and to enter into technology licensing relationships with one or several major battery manufacturers. Revenues of phase IV expected to be very large based expected market share.

COMPETITION

Competition in the battery industry is, and is expected to remain, intense. The lithium-ion battery market is rapidly expanding and maturing. Large format Lithium-ion batteries are becoming more widely known and accepted resulting in accelerating market growth. We are benefiting from this expansion of new product applications by being able to be involved in the initial design of these applications rather than competing directly with low cost mass-market 18650 cells from Asia. This market expansion is also driving material suppliers to develop higher energy, lower cost and safer products. Increasing volumes of production are being shifted to China and this continues to put downward pressure on pricing. Some of our Asian competitors have introduced high power cells and large formats which emphasizes our need to ramp up quickly and provide custom solutions to capture market share. Our sales and marketing efforts are focused on markets where we can obtain a premium by providing superior, robust and reliable products and as being a domestic supplier. Additionally, we strive to provide better service and co-developing custom solutions for new emerging high tech products with our clients, this has helped us to establish good reputation in the market place. Our business plan does not incorporate mass commercial markets in the immediate future from our existing facilities. Entry into these large volume markets is projected though building additional manufacturing facilities and collaborative efforts with third parties.

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

INTELLECTUAL PROPERTY

As of December 31, 2007, LTC and its subsidiaries have 48 issued patents and 40 pending patent applications. DILO Trading holds patents for which the intellectual property was developed by DILO Trading in collaboration with GAIA. DILO Trading has granted GAIA the right to use these patents. Although we believe that the pending patent applications will be granted, no assurance to this effect can be given.

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

EMPLOYEES

As of December 31, 2007, we employed a total of 22 full-time employees at LTC, and 57 full-time employees at GAIA. None of our employees at the LTC or GAIA are represented by a labor union. We consider our employee relations to be good.

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

LTC leases a 12,400 square foot facility at 5115 Campus Drive in Plymouth Meeting, Pennsylvania. This facility is leased pursuant to a Lease Agreement with PMP Whitemarsh Associates dated July 22, 1994, as amended. The facility is being leased under a one-year lease extension that commenced on April 1, 2007 and ends on March 31, 2008. The base annual rent under the lease is $160,000. This lease renewed again on March 31, 2008 for one additional year for a total rent of $162,000. This facility has sufficient space to meet our near-term needs in the United States. At the facility, we have a semiautomatic cell packaging and filling machine, coating equipment and lamination equipment, pieces of equipment critical to our ability to produce pilot quantities of batteries and to specify expansion and upgrading of continuous flow manufacture. Our corporate headquarters are located at the Plymouth Meeting, Pennsylvania facility.

GAIA owns approximately 150,000 square foot renovated facility in the city of Nordhausen, Thuringia Germany. This facility has sufficient space to meet our near-term needs in Europe and can be upgraded to increase production capacity significantly. The facility also includes laboratory, quality control and offices for the European sales and management teams.

ITEM 3.	LEGAL PROCEEDINGS

In November 2006 Haliotis Investments S.A. filed a complaint in the United States District Court for the District of Delaware against the Company and other parties, alleging against the Company a violation of Section 10(b) and Rule 10b-5 of the Securities Exchange Act relating to the purported purchase of the Company shares by the plaintiff from Arch Hill Capital, related party of the Company. The parties have reached an agreement and settled this litigation in January of 2008. A stipulation of dismissal of the suit with prejudice was filed with the US District Court in Delaware on January 31, 2008. Under terms of the agreement, the Company’s Directors and Officers insurance carrier contributed to the settlement $300,000 and the Company made no out-of-pocket payment to the plaintiff. The Company was responsible for its own legal fees in this matter.

The Company entered into a Financial Advisory and Investment Banking Agreement with North Coast Securities Corporation (“North Coast”) dated February 1, 2006. Subsequent to the date of the Agreement North Coast asserted claims for unpaid compensation under the Agreement. Counsel for North Coast have asserted a breach of contract claim against the Company seeking warrants to purchase 500,000 shares of Company common stock with an exercise price of $0.04 per share and $10,000 per month for the term of the Agreement for a total of $120,000. This matter has not been resolved as of December 31, 2007 or as of the date of this report and on December 31, 2007 a lawsuit was filed in Montgomery County against the Company in this matter. Management asserts that no services were rendered to satisfy any compensation.

From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business. As such the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease the Company’s earnings in the period the changes are made. In the opinion of management, after consultation with legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is traded in the over-the-counter market, and “bid” and “asked” prices in the common stock are quoted on the OTC Pink Sheets under the symbol “LTHU”. The following table sets forth certain information with respect to the high and low bid prices for our common stock as of the close of each of the four calendar quarters of 2007 and 2006. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

	Bid Prices for Common Stock
	High	Low
2007
Fourth Quarter	0.1500	0.0870
Third Quarter	0.1550	0.0850
Second Quarter	0.1650	0.0250
First Quarter	0.0504	0.0245
2006
Fourth Quarter	0.1850	0.0150
Third Quarter	0.0280	0.0190
Second Quarter	0.0370	0.0121
First Quarter	0.0450	0.0141

On December 31, 2007, the last sale price quoted on the OTC Pink Sheets was $0.125. As of December 31, 2007, there were approximately 1,040 holders of record of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER

EQUITY COMPENSATION PLANS

The following table sets forth information as to securities issuable upon exercise of outstanding options and warrants and available for issuance under equity compensations plans as of December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders		0	N/A	N/A
Equity compensation plans not approved by security holders	Options :
	1994 Plan-	29,309	$5.20	0	(1)
	Directors Plan-	5,501	$5.60	0	(1)
	1998 Plan-	18,842	$5.56	0	(1)
	2002 Plan-	36,250	$3.86	308,750
	Warrants :
		4,532,836	$0.05	0
		948,838	$0.02	0
		35,000	$1.37	0
		100,000	$1.91	0
		200,000	$.06	0
		20,000	$.055	0
		10,000,000	$.0128	0
		5,000,000	$.0128	0
		5,000,000	$.0128	0
		20,000,000	$.0128	0

Total		45,926,576	$0.03	308,750

(1)	Option Plan terminated as of December 31, 2002.

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

WARRANTS

Warrants issued under equity compensation plans, which were outstanding as of December 31, 2007, include the following:

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

The Company issued to the placement agent in the 2005 unit financing and affiliated persons 596,000 warrants to purchase shares of common stock with an exercise price of $0.055. The warrants expire on August 10, 2008. During 2007, 576,000 warrants were exercised on a cashless basis. As of December 31, 2007 the balance of outstanding warrants is 20,000.

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

SALE OF EQUITY SECURITIES DURING QUARTER ENDED DECEMBER 31, 2007

On November 28 and November 29, 2007, the Company closed on the sale of Series C Preferred Stock in private placement transactions. On November 28, 2007, Company sold 11,280 shares of Series C Preferred Stock for an aggregate purchase price of $2,820,000 to Stichting Gemeenschappelijk Bezit LTC (“Stichting LTC”). Stichting LTC is controlled by Arch Hill Capital N.V., a controlling stockholder of the Company. On November 29, 2007, the Company sold 20,000 shares of Series C Preferred Stock for an aggregate purchase price of $5,000,000 to a private investor. Each share of Series C Preferred Stock is convertible into 2,500 shares of Company common stock. At a purchase price of $250 per share of Series C Preferred Stock, the effective purchase price for each underlying share of Company common stock is $0.10 per share. The Company did not pay any underwriting discounts or commissions in connection with the sale of the Series C Preferred Stock in this transaction. Issuance of the securities was exempt from registration under Section 4(2) of the Securities Act. The shares were sold to accredited investors in a private placement without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

On November 27, 2007, the Company approved the issuance of 1,000,000 shares of its Common Stock to its Chief Executive Officer, Klaus Brandt, and 1,000,000 shares of its Common Stock to its Chief Financial Officer, Amir Elbaz as a performance bonus for the year 2007. Issuance of the securities was exempt from registration under Section 4(2) of the Securities Act.

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

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

At December 31, 2007, cash and cash equivalents were $4,458,000. Total liabilities as of December 31, 2007 were $34,452,000 consisting of current liabilities in the aggregate amount of $34,452,000. At December 31, 2007, assets included $3,320,000 in inventories, property and equipment, net of accumulated depreciation, of $7,789,000, prepaid expenses and other current assets of $703,000. As of December 31, 2007, our working capital deficit was $25,444,000 as compared to $27,528,000 at December 31, 2006. We expect to incur substantial operating losses as we continue our commercialization efforts (For disclosure purposes, all numbers related to the Company’s financials were rounded to the nearest thousand).

Current debt is summarized as follows:	December 31, 2007
July 2007 10% Convertible Debenture, net of discount	$3,048,000
Loans From Financial Institutions	104,000
Silent Partner loans-TBG	2,259,000

Sub total debt	$5,411,000
Related Party debt
Subordinated Loans from related party	$6,332,000

Total related party debt	$6,332,000

Warrant Liability	$15,550,000

Total Debt	$27,293,000

For more detailed information on long-term liabilities, see Note 4 to our financial statements contained herein.

FINANCING TRANSACTIONS

We have financed our operations since inception primarily through equity and debt financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We raised approximately $27 million net proceeds in equity financings transactions in 2007. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities. No assurances can be given that such financing will be available in sufficient amounts or at all. If such financing is not available there can be no assurance that Arch Hill Capital or any other major shareholder will provide any further funding.

The following is a general description of our most recent financing transactions through December 31, 2007. See also the Notes to Consolidated Financial Statements included with this Report.

SALE OF SERIES C CONVERTIBLE PREFERRED STOCK

During 2007 the Company closed on the sale of Series C Preferred Stock in several private placement transactions. The Company sold 119,481 shares of Series C Preferred Stock at a purchase price of $150 per share for an aggregate purchase price of $17,922,117. Each share of Series C Preferred Stock is convertible into 2,500 shares of Company common stock. The effective purchase price for each underlying share of Company common stock in these transactions was $0.06 per share. Additionally, the Company sold 35,868 shares of Series C Preferred Stock for an aggregate purchase price of $9,466,875 at a purchase price of $250 per share of Series C Preferred Stock, with an effective purchase price for each underlying share of Company common stock of $0.10 per share in these transactions.

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

The Series C Preferred Stock ranks on a parity with the common stock as to any dividends, distributions or upon liquidation, dissolution or winding up, in an amount per share equal to the amount per share that the shares of common stock into which such Series C Preferred Stock are convertible would have been entitled to receive if such Series C Preferred Stock had been so converted into common stock prior to such distribution. For issuances of Series C Preferred Stock with beneficial conversion feature the discount is recognized upon issuance. During 2007 $11,774,000 was recorded, and the amount is reflected as an increase to the Net Loss to common shareholders in the Company’s statement of operation.

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

The $0.20 Warrants, $0.25 Warrants and $0.10 Warrants are exercisable for a period of five years commencing on November 4, 2007. The Conversion Price Warrants are exercisable by the Debentureholder for a period of five years commencing on or after the date subsequent to November 4, 2007 on which all of the Debentures have been converted. The $0.20 Warrants, the $0.25 Warrants, the $0.10 Warrants and the Conversion Price Warrants each contain cashless exercise provisions.

The 2006 debentureholder has the following registration rights with respect to the shares of common stock into which the Debentures are convertible and warrants are exercisable. The Company has agreed to file with the SEC a registration statement covering the underlying shares of common stock on or before the 90th day after the last closing of the sale of 2006 Units and to use its best efforts to have the registration statement declared effective within 60 days of filing. No registration statement has been filed to date.

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

BRIDGE NOTES

At various times during 2004, Arch Hill Capital advanced a total of $3.5 million to LTC under the Bridge Financing Agreement. The Company had $385,000 of Bridge Notes outstanding at December 31, 2005 which were classified under related party debt on the Company’s Consolidated Balance Sheet. On March 27, 2006 the Company repaid $325,000 out of the outstanding debt to Arch Hill under the Bridge Notes, and on December 31, 2007 the outstanding debt was $60,000, and accrued interest related to the notes was approximately $124,000.

SILENT PARTNERSHIP LOANS-NON-RELATED PARTIES

Two other parties have provided silent partnership loans to GAIA. Frankendael Participatiemaatscappij N.V. (“Frankendael”) has provided a partnership loan, which bears interest at 6% per annum. Technology-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan, which bears interest at 6% per annum. GAIA is not required to pay the interest under the Frankendael Partnership Agreement until GAIA has generated an accumulated profit amounting to $4,627,000. The Frankendael Partnership loan was exchanged into Company securities during the fourth quarter 2005 (See “Debt Exchange” below). The total amount payable to TBG under the Partnership Agreements at December 31, 2007 and December 31, 2006 was $2,259,000 and $2,027,000 respectively.

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

On May 30, 2007 the Company entered into a further letter agreement with Cornell (the “Letter Agreement”). The Letter Agreement provided for the conversion by Cornell of $288,722 of the principal of the Debenture into 22,556,385 restricted shares of the Company and the repayment by the Company of the balance due of principal and interest owing to Cornell under the Debenture (after taking into account the Conversion). Upon the Conversion by Cornell and the Repayment by the Company, no amounts were outstanding under the Debenture and Cornell agreed to release its security interest and return 250,000,000 shares of the Company’s common stock that were pledged as security for the Debenture. In the Letter Agreement Section 3(a)(ii)(A) of the Debenture, which limited Cornell’s ownership of the Company’s common stock to 4.9% of the Company’s outstanding shares, was deleted in its entirety. As of December 31, 2007 no amounts were outstanding under the debenture.

2006 GAIA AND DILO DEBT FINANCING

On July 14, 2006, GAIA and Dilo Trading AG (“Dilo Trading”), subsidiaries of the Company, closed bridge financings with a European lender for a total of €7.5 million (approximately $9.5 million upon issuance). The loan principal and accrued interest were due and payable on December 31, 2006. The loans were secured by a pledge of all of the assets of GAIA and Dilo Trading. The maturity of the debt was extended until July 11, 2007.

A portion of the proceeds was used to repay the mortgage on the GAIA facility in Nordhausen, Germany and to repay existing loans on GAIA equipment. The remaining proceeds were used for the purchase of machinery and equipment to increase the production of lithium-ion cells and batteries in Germany, for working capital and partial repayment of debt.

JULY 2007 10% CONVERTIBLE DEBENTURE

On July 11, 2007, the European Subsidiaries Debt and accrued interest was satisfied with the payment of €6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,106 (the “Convertible Note”). The Convertible Note is convertible into shares of Company common stock at $0.10 per share. The Convertible Note accrues interest at 10% per annum and is due and payable on September 1, 2008. The Company has the right to repay the Convertible Note at any time prior to maturity without penalty. The Convertible Note will be secured by 90 million shares of Company common stock. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Note in this transaction. Issuance of the Convertible Note was exempt from registration under Section 4(2) of the Securities Act. The Convertible Note was issued to an accredited investor in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale. As of December 31, 2007, $3,247,106 plus accrued interest of $154,242 was outstanding under the Convertible Note. Upon issuance the Company recorded a beneficial conversion feature of $324,721 that is amortized over the life of the note using the effective interest method.

MANAGEMENT’S PLANS TO OVERCOME OPERATING AND

LIQUIDITY DIFFICULTIES

Over the past six years, we have refocused our unique extrusion-based manufacturing process, cell technology, large battery assembly expertise, and market activities to concentrate on large-format, high rate battery applications. Our commercialization efforts are focused on applying our lithium-ion rechargeable batteries in the national security, transportation and stationary power markets.

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

We have recently entered into a number of financing transactions (see Notes 4 and 7 to our financial statements). We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities and debt financing. We believe that if we raise approximately $14 to $20 million in debt and equity financings, we would have sufficient funds to meet our needs for working capital and repayment of debt and for capital expenditures over the next twelve months.

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

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next few years. As of December 31, 2007, we had an accumulated deficit of approximately $131,059,000. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities and debt financing. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations in 2008 is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

Revenues from Product Sales

Revenues from product sales decreased to $2,609,000 or 7% in the year ended December 31, 2007 from $2,799,000 in the same period in 2006. The decrease in sales revenues is a result of our focus on developing the iron phosphate technology in 2007 in order to address the requirement of the transportation market needs. Our single manufacturing line was used in the development of the new products and could not be used for production of standard items. Additionally, the company focused its efforts to larger customers where sales cycles are longer, but pose a greater potential for very large sales in number of years.

Revenues from product sales increased to $2,799,000 or 55% in the year ended December 31, 2006 from $1,803,000 in the same period in 2005. The increase in sales revenues is a result of our movement from the product and process development and refinement stage to the early production stage of our products.

As we are still in early manufacturing stage, our mission continues to be to become a leading manufacturer of rechargeable lithium power solutions for advanced national security, transportation and stationary power applications. We can also license our technology and have the capability to enter into other collaborative efforts with third parties.

As a result of our involvement with the military market over the past years, we have received increasing number of orders for prototypes from various customers. Our prototype product has been utilized in unmanned underwater vehicles (“UUVs”) as well as in robotics. Our goal in the defense market is to provide solutions for the U.S. Military’s need for battery applications within new high tech military systems.

Our efforts during 2007 and 2006 in the high-tech military area resulted in a number of contracts and/or sub-contracts for the years ended December 31, 2007 and 2006. Additionally, we have seen repeat orders in this market, which we believe can be attributed to our superior technology and customer service.

Outside the U.S., we continue to further our agreement with ThyssenKrupp, the largest manufacturer of non-nuclear, manned submarines to develop and manufacture special, very large lithium-ion cells for propulsion.

In the transportation market, the rapidly increasing cost of petroleum-based fuels continue to accelerate the move to hybrid vehicles. While we believe that other automobile manufacturers will take several years to adopt the technology, we are continuing our development efforts through smaller, but more focused market opportunities.

Cost of Goods Sold

Cost of goods sold (COGS) was $3,121,000 in the year ended December 31, 2007 compared to $2,596,000 in the same period in 2006, an increase of 20%. The increase in COGS is attributed to the increased use of materials used in the production of the new iron phosphate product line and higher initial scrap rates typical for the introduction of a new product into production. We continue to look for cheaper sources of raw materials and more efficient production processes. We anticipate costs to decline substantially as we achieve larger economies of scale.

Cost of goods sold was $2,596,000 in the year ended December 31, 2006 compared to $2,408,000 in the same period in 2005, an increase of 8%. We continue to look for cheaper sources of raw materials and more efficient production processes. We anticipate costs to decline substantially as we achieve larger economies of scale.

Engineering, Research and Development Expenses

Engineering, research and development expenses during the year ended December 31, 2007 decreased by 14% to $3,088,000 from $3,588,000 in the same period in 2006. This decrease was due to completion of some R&D projects in 2007, and focus on fewer number of projects in 2007, such as the iron phosphate cathode development.

Engineering, research and development expenses during the year ended December 31, 2006 increased by 21% to $3,588,000 from $2,961,000 in the same period in 2005. This increase was due to our efforts to incorporate new and improved raw materials for higher performance batteries, and improving our manufacturing processes.

General and Administrative Expenses

General and administrative expenses during the year ended December 31, 2007 decreased by $1,503,000 or approximately 22% to $5,487,000 from $6,990,000 in the same period in 2006. This decrease reflects our efforts to reduce costs on all aspects of operation and improve yields in administrative functions.

General and administrative expenses during the year ended December 31, 2006 increased by $2,497,000 or approximately 56% to $6,990,000 from $4,493,000 in the same period in 2005. This increase reflects our efforts to move to larger scale manufacturing and increase financing related efforts and costs. Due to the increased efforts we have paid consultants approximately $3,000,000.

Sales and Marketing Expenses

Sales and marketing expenses were $444,000 in the year ended December 31, 2007 compared to $300,000 in the same period in 2006. Sales and Marketing expenses represent costs incurred from sales associates and participation in trade shows relating to the sale of cells and or batteries. The increase in marketing expense reflects our increased efforts to sell products to bigger corporations, which require more travel and sales efforts.

Sales and marketing expenses were $300,000 in the year ended December 31, 2006 compared to $479,000 in the same period in 2005. Sales and Marketing expenses represents costs incurred from sales associates and participation in trade shows relating to the sale of cells and or batteries. The reduction in marketing expenses is attributed to cost cutting measures and travel policies changes.

Depreciation and Amortization

Depreciation and amortization during the year ended December 31, 2007 decreased by $718,000 to $959,000 from $1,677,000 in the same period in 2006 due to the fact that there was no amortization of debt costs in 2007, which in 2006 were $814,000.

Depreciation and amortization during the year ended December 31, 2006 increased by $633,000 to $1,677,000 from $1,044,000 in the same period in 2005 due to increase in our asset value.

Interest Expense, Net of Interest Income

Interest expense, net of interest income for the year ended December 31, 2007 decreased by $1,961,000 or 51% to $1,868,000 from $3,829,000 in the same period in 2006. Interest expense mainly represents interest accrued on the loans from the European subsidiary debt financing, which was paid in July 2007.

Interest expense, net of interest income for the year ended December 31, 2006 increased by $1,735,000 or 83% to $3,829,000 from $2,094,000 in the same period in 2005. Interest expense mainly represents interest accrued on the loans from March 2005 Debenture, October 2005 and the European subsidiary debt financing. The March convertible debenture was fully converted as of December 31, 2006.

Warrants Expense (Income)

Charges for warrants were $10,009,000 and $(639,000), respectively, in the year ended December 31, 2007 and 2006. The increase in the charge for the warrant expense is attributed for the increase of the Company’s stock price, and the fact that we mark the warrants to market every quarter.

Charges for warrants were $(639,000) and ($7,842,000), respectively, in the year ended December 31, 2006 and 2005.

Per EITF 00-19 Accounting for Derivatives Financial Instrument Indexed to, and Potentially Settled Into, a Company’s Own Stock, warrants issued with debt are classified as liabilities and marked to market at each reporting period.

Charge for Beneficial Conversion Feature

Charge for beneficial conversion feature was $1,700,000 and $4,747,000, respectively, in the year ended December 31, 2007 and 2006. For more information concerning this please refer to the Notes to Financial Statement contained herein.

Charge for beneficial conversion feature (embedded derivatives in financing transactions) were $4,747,000 and $6,667,000, respectively, in the year ended December 31, 2006 and 2005. For more information concerning this please refer to the Notes to Financial Statement contained herein.

Net Loss to Common Shareholders

Net loss to common shareholders was approximately $36,233,000 or $(0.03) per share for the year ended December 31, 2007 as compared to a net loss to common shareholders of $20,372,000 or $(0.03) for the year ended December 31, 2006.

Net loss to common shareholders was $20,372,000 or $(0.03) per share for the year ended December 31, 2006 as compared to a net loss of $ $10,582,000 or $(0.05) for the year ended December 31, 2005.

Accumulated Deficit

We have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of December 31, 2007, our accumulated deficit was $131,059,000.

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

Income Taxes

In preparing our consolidated financial statements, we make estimates of our current tax exposure and temporary differences resulting from timing differences for reporting items for book and tax purposes. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In consideration of our accumulated losses and lack of historical ability to generate taxable income to utilize our deferred tax assets, we have estimated that we will not be able to realize any benefit from our temporary differences and have recorded a full valuation allowance. If we become profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the net operating loss carry-forward, we would immediately record the estimated net realized value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would be approximately 40% under current tax laws. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

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

Convertible Securities With Beneficial Conversion Features

The Company accounts for securities with embedded conversion features and warrant issuances in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and EITF No. 00-27: Application of issue No. 98-5 to certain convertible instruments. The Company determines the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. Any discount derived from determining the fair value of the beneficial conversion features is amortized using the effective interest method to financing costs over the remaining life of the debenture. Warrants issued with debt are classified as liabilities and marked to market at each reporting period. For issuances of convertible Preferred Stock with beneficial conversion feature the discount is recognized upon issuance.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are evaluating the impact of SFAS 157 on our consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently evaluating the impact, if any, of FAS 160 on its operating results and financial position.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS 141R”) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of SFAS 141R on its operating results and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The company is currently evaluating the provisions of FASB 161 to determine the impact on the company’s consolidated financial statements.

RISK FACTORS

WE ARE SUBJECT TO VARIOUS RISKS THAT MAY MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

RISKS RELATED TO OUR BUSINESS

WE HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2007 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES. We had a working capital deficit of approximately $24,865,000 at December 31, 2007, which means that our current liabilities exceeded our current assets on December 31, 2007. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.

WE HAVE SUBSTANTIAL INDEBTEDNESS AND ARE HIGHLY LEVERAGED. At December 31, 2007, we had total consolidated current portion of indebtedness of approximately $34,452,000. The level of our indebtedness and related debt service requirements could negatively impact our ability to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. A substantial portion of our future cash flow from operations, if any, may be dedicated to the payment of principal and interest on our indebtedness. Our high leverage may also limit our flexibility to react to changes in business and may place us at a competitive disadvantage to less highly leveraged competitors. In addition, creditors who remain unpaid may initiate collection proceedings, which could hamper our operations due to our short term cash needs or the effect on our assets subject to debt.

WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses from inception to December 31, 2007, including approximately $36,233,000 of net loss to common shareholders in the year ended December 31, 2007. We expect to incur substantial additional operating losses in the future. During the year ended December 31, 2007 and 2006, we generated revenues from batteries sales and development contracts in the amounts of $2,609,000 and $2,799,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all. These conditions raise substantial doubt about our ability to continue as a going concern.

WE NEED SIGNIFICANT FINANCING TO CONTINUE TO DEVELOP AND COMMERCIALIZE OUR TECHNOLOGY. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities and debt financing. We believe that if we raise approximately $14 to $20 million in debt and equity financing, we would have sufficient funds to meet our operating and capital expenditures needs for at least twelve months. If we do not raise such additional capital, we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

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

On November 21, 2007, the Company filed a Form 10KSB/A which included audited financial statements for the years ended December 31, 2004 and 2005 audited by Amper, Politziner. On November 21, 2007 we publicly announced that we had re-evaluated our accounting for our convertible instruments and our intangible assets in previously reported financial statements. Following consultation with our independent accountants, Amper, Politziner, we restated our financial statements for the year ended December 31, 2004. On February 8, 2008, the Company filed a Form 10KSB which included audited financial statements for the year ended December 31, 2006.

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

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL AND DISCLOSURE CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING WHICH WOULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR SECURITIES. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, areas of our disclosure and internal controls that need improvement. As a result after a review of our December 31, 2004, 2005, 2006 and 2007 operating results, we identified certain deficiencies in some of our disclosure controls and procedures.

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

RISKS RELATED TO OUR SHARES

FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS. Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. As of December 31, 2007, we had 630,924,782 shares of common stock outstanding, without taking into account shares issuable upon exercise of outstanding Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, convertible debentures, warrants or options.

WE DO NOT HAVE ENOUGH SHARES OF COMMON STOCK AUTHORIZED TO ISSUE SHARES OF COMMON STOCK TO ALL HOLDERS OF OUR CONVERTIBLE SECURITIES UPON CONVERSION OF SUCH SECURITIES. We intend to seek stockholder approval of an increase in the authorized number of shares of our common stock during the second fiscal quarter of 2008 to make available that number of shares of our common stock as will be required for the conversion of all of our outstanding convertible securities and securities which may be issued as part of a new financing. Although our controlling stockholder has indicated its willingness to vote in favor of an increase in the authorized number of shares of our common stock, no assurance can be given that we will be able to obtain a stockholder vote in favor of such an increase in a timely manner or at all.

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

OUR COMMON STOCK IS DEEMED TO BE “PENNY STOCK,” WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS. Our common stock is deemed to be “penny stock” as that term is defined in Rule 3&51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stocks:

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

The consolidated balance sheets as of December 31, 2007 and 2006, and our consolidated statements of operations, changes in stockholders’ deficit and comprehensive loss and cash flows for each of the years in the two year period ended December 31, 2007 and 2006, together with the report of Amper, Politziner & Mattia, P.C., independent registered public accountants, are included at the end of this report. Reference is made to the “Index to Consolidated Financial Statements” on page F-l.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in timely alerting them to material information relating to the Company (including our subsidiary) required to be included in our periodic Securities and Exchange Commission filings. Changes were made in our internal controls and other factors that will improve our controls subsequent to the date of their evaluation.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designated by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2007, our internal control over financial reporting was not effective due to the following:

(1)	certain audit adjustments were made to such financial statements after being identified by Amper, Politziner and Mattia, PC

(2)	certain disclosures required by GAAP were incorporated in such financial statements and the notes thereto after being identified by Amper, Politziner and Mattia, PC

(3)	certain account analyses were either not accurately completed and /or not completed in a timely manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

As described above, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting and identified material weaknesses in internal control over financial reporting as of December 31, 2007.

As for the material weakness identified at December 31, 2007, management has implemented the following remedial actions:

•	Changed internal guidance and procedures.

•	Hired additional personnel with the requisite knowledge and/or adequate training to control and monitor the effects of accounting principles and disclosures on the financial reporting of the Company.

Other than the remedial actions described above, management believes that no change in internal control over financial reporting occurred during 2007 that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

We are continuing to actively assess and evaluate our most critical business and accounting processes to identify further enhancements and improvement opportunities.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

As of December 31, 2007

The following table sets forth information concerning LTC’s directors and executive officers and the directors and executive officers of GAIA Holding and GAIA as of December 31, 2007:

NAME	AGE	POSITION
Christiaan A. van den Berg	59	Chairman of the Board of LTC Chief Executive Officer and Executive Director of GAIA Holding Supervisory Director of GAIA

Dr. Klaus Brandt	59	Chief Executive Officer of LTC Managing Director of GAIA Director of LTC

Kenneth Rudisuela	54	Chief Operating Officer of LTC

Amir Elbaz	31	Chief Financial Officer, Executive Vice President and Treasurer of LTC Director of LTC

Dr. Andrew J. Manning	61	Chief Technical Officer of LTC Managing Director of GAIA Director of LTC

Jonkheer Clemens E.M. van Nispen tot Sevenaer	68	Director of LTC

Ralph D. Ketchum	80	Director of LTC

Arif Maskatia	58	Director of LTC

Dr. Marnix A. Snijder	63	Director of LTC

Christiaan A. van den Berg was appointed as a Director and our Chairman on May 18, 2007 after Mr. van Andel, our previous Chairman suddenly passed away. He has been the Chief Executive Officer of Arch Hill Capital since May 2007 taking over of Mr. van Andel role there. Mr. van den Berg is the Chief Executive Officer and Executive Director of GAIA Holding and a member of the supervisory Board of Directors of GAIA. Mr. van den Berg holds directorships in a number of Dutch and American private companies.

Dr. Klaus Brandt, Ph.D. has been serving as the Chief Executive Officer since May 18, 2007. Previously, Dr. Brandt served as our Executive Vice President from June 20, 2005. Dr. Brandt was appointed the Managing Director of GAIA on April 1, 2005 and has served as our director since September 27, 2006. Prior to joining GAIA and LTC Dr. Brandt served as a member of the Executive Board (Vorstand) that was responsible for Technology and Manufacturing at the German based company Ionity AG (January 2, 2003 to March 15,

2005). From January 2, 1997 to December 31, 2002 Dr. Brandt was employed by The Gillette Company (U.S.A.) which is the parent company of Duracell, the world’s largest manufacturer of alkaline batteries and other primary batteries for the consumer market. His tenure with Gillette entailed serving as Director of Advanced Materials and Processes of Duracell Worldwide Technology Center (January 2, 1997 to June 30, 2000) as well as Director of Portable Power, Gillette Advanced Technologies (July 1, 2000 to December 31, 2002). In 1992 Dr. Brandt joined Varta Battery AG (Germany), the leading battery manufacturer in Europe, where he served as Manager of Lithium Batteries at the Varta Research and Development center until 1996. While at Varta he was responsible for research and development of lithium-ion batteries for both portable and electric vehicle applications. From 1978 to 1992 Dr. Brandt worked for Moli Energy Limited (Canada) which was a start-up company that grew out of the research efforts at the University of British Columbia and was the first company to commercialize rechargeable Lithium batteries in 1986. From 1977 to 1978 he served as a Doctoral Fellow in the Physics department at the University of British Columbia (Vancouver, Canada). Prior to this Dr. Brandt received his Doctorate of Natural Science from the Technical University of Munich in 1977 where he wrote his thesis on solid state physics. He received a physics diploma from the University of Goettingen in 1973 where he wrote his thesis on theoretical physics.

Mr. Kenneth Rudisuela was appointed Chief Operating Officer of the Company on October 1, 2007. Mr. Ken Rudisuela has worked in the advanced battery and ultracapacitor industry for the last 24 years involved in the areas of development, manufacturing and commercialization. He is an early member and eventual General Manager of Moli Energy; a pioneer in the development of rechargeable lithium technology. Subsequently, he became a founding member of Ashurst Technologies responsible for all energy storage development efforts of three Institutes of Science in Kiev and the parent operations in Canada. In 1995 Mr. Rudisuela went on to establish Arcotronics Technology Services, a global company in developing and marketing of advanced battery manufacturing processes and machinery. Since 2005 Mr. Rudisuela also served the co-founder and CEO of UNCAP LLC, a developer of ultracapacitor technology. Mr Rudisuela has a Bachelor of Applied Science Degree from the University of Waterloo.

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

Andrew J. Manning, Ph.D. served as our President and Chief Operating Officer from June 20, 2005 until October 1, 2007. Dr. Manning has served as our Chief Technical Officer since January 22, 2003 and has served as our director since November 23, 2004. Previously Dr. Manning served as our Executive Vice President of Operations from January 2001 to January 2002 and our Chief Operating Officer from January 2002 to November 26, 2002. Dr. Manning joined us in 1994 as Director of Process Development, and was Vice President of Manufacturing from October 1999 to January 2001. Dr. Manning also serves as a Managing Director of GAIA since November 18, 2004. Dr. Manning has over 25 years of experience in process development, process engineering, and new plan design and start-up. Dr. Manning has held various technology management positions in thin-film industries, including Director of Manufacturing Technologies at Congoleum, and Director of Research and Engineering for Tarkett, where he was responsible for process and equipment involving coating, saturation, lamination, and substrate handling. Dr. Manning has a broad technical background, including polymers, non-woven, thermal processing and synthetic minerals. He has related experience at Celanese and Pfizer. Dr. Manning received both his Ph.D. and B.S. degrees in Chemical Engineering from Cornell University.

Jonkheer Clemens E.M. van Nispen tot Sevenaer was appointed a director of the Company on July 27, 2007. Mr. van Nispen studied law at Leiden University in the Netherlands and at UPenn Law School (the University of Pennsylvania), Philadelphia, USA. Mr. van Nispen has been called to the Bar of The Hague in January 1970 and practiced as an attorney until his retirement from his law firm Barents Krans, attorneys and civil law notaries in The Hague in January 2007. He joined the partnership of what eventually became the law firm Barents Krans, 1975. He founded the Brussels’ branch office of the firm in 1981 and was its resident partner from 1981 until 1986. More recently Mr. van Nispen was both managing partner and senior partner of the firm. His main fields of practice were European and corporate law. He represented clients before the Courts in The Netherlands and the European Court of Justice in Luxemburg. Mr. van Nispen served for more than 10 years on the Disciplinary Court of the Bar. He is a founding member and the former president of the European Association of Lawyers (AEL-EAL). Mr. van Nispen chairs the Supervisory Board of Arch Hill Capital N.V. and is a member of the Supervisory Board of Hillgate Properties N.V. (The Netherlands). He serves on the boards of a number of Dutch companies and foundations.

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

As of April 28, 2008

On April 28, 2008 (the “Effective Time”) the Company entered into a Governance Agreement (the “Governance Agreement”) with certain shareholders of the Company (the “Investors”), Stichting Gemeenschappelijk Bezit LTC, (the “Foundation”), and Arch Hill Capital NV (“Arch Hill Capital” and together with the Foundation, the “Arch Hill Parties”). The Investors include eight persons or entities that are the beneficial owners of shares of the Company’s Series C Preferred Stock and/or Common Stock. The Investors beneficially own approximately 29% of the Company’s Common Stock in the aggregate.

The Company, the Foundation, Arch Hill Capital and the Investors have determined that it is the best interest of the Company and its shareholders to enter into certain governance and other arrangements with respect to the Company on the terms set forth in the Governance Agreement. The Governance Agreement provides that as of the Effective Time Ralph D. Ketchum, Marnix Snijder and Clemens E.M. van Nispen tot Sevenaer, directors of the Company, resign as directors of the Company (the “Resigning Directors”) and that the number of directors of the Company be set at six. The Governance Agreement further provides that Fred J. Mulder and Theo M.M. Kremers be appointed directors of the Company as of the Effective Time to fill the vacancies on the Board of Directors resulting from the resignation of the Resigning Directors.

The Governance Agreement further provides that as of the Effective Time (i) Fred J. Mulder and Christiaan A. van den Berg be appointed a Co-Chairman of the Board of Directors of the Company; (ii) the Audit Committee shall consist of Theo M.M. Kremers, Fred J. Mulder and Christiaan A. van den Berg; and (iii) the Executive Committee shall consist of Klaus Brandt, Theo M.M. Kremers, Fred J. Mulder and Christiaan A. van den Berg.

Certain matters relating to the Annual Meeting of Stockholders are also provided for in the Governance Agreement. Pursuant to such provisions, the Board of Directors of the Company adopted the following resolutions as of the Effective Time to provide for the calling and holding of the 2008 annual meeting of the Company’s shareholders (the “2008 Annual Meeting”):

An Annual Meeting of the Stockholders of the Company shall be held on June 16, 2008.

The record date for the determination of those stockholders of the Company entitled to receive notice of and to vote at the 2008 Annual Meeting shall be June 2, 2008.

The matters to be placed on the agenda of said Annual Meeting of Stockholders shall include the election of directors with the following persons nominated by the Company as directors of the Company: Klaus Brandt, Amir Elbaz, Theo M.M. Kremers, Fred J. Mulder, Christiaan A. van den Berg and two individuals designated in writing by the Investors acting jointly (provided that such individuals shall be reasonably acceptable to the Board of Directors of the Company) (collectively, the “Nominees”).

The number of directors comprising the entire Board of Directors of the Company to be elected at the 2008 Annual Meeting shall be the number of Nominees.

The Governance Agreement provides that (i) in connection with the 2008 Annual Meeting, the Company’s Board of Directors shall recommend that the Company’s stockholders vote to elect the Nominees as directors of the Company; (ii) the Company shall include the foregoing recommendation in its proxy materials for the 2008 Annual Meeting; and (iii) the Company’s form of proxy shall solicit authority to vote for the Nominees and no other persons. The Company agreed in the Governance Agreement to use its best efforts to ensure that the Nominees are elected as directors of the Company at the 2008 Annual Meeting. If, at any time prior to the 2008 Annual Meeting, one or more of the Nominees for any reason is unwilling or unable to be nominated or to stand for election at the 2008 Annual Meeting, the Governance Agreement provides that the Board of Directors of the Company may select a replacement Nominee.

The Governance Agreement further provides that if the Company receives any comments from the United States Securities and Exchange Commission with respect to the Company’s financial statements for the calendar ended December 31, 2007 or the Company’s proxy statement for the 2008 Annual Meeting, (ii) the

Company is unable to hold the 2008 Annual Meeting on June 16, 2008 as a result thereof and (iii) the Company has fully complied with its obligations under the SEC Filing Provision described below, the Board of Directors may delay the date of the 2008 Annual Meeting and such record date by such number of days as shall be necessary for the Company to respond to such comments (subject to the prior written consent of the Investors which shall not be unreasonably withheld).

Following the Effective Time and prior to the date that the Company mails its proxy materials to shareholders in connection with its 2008 Annual Meeting, the Governance Agreement provides that the Company’s Board of Directors shall approve an amendment of the Company’s Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on July 29, 2005 as heretofore amended, to increase to 3,000,000,000 the number of shares of Common Stock authorized for issuance, and shall recommend the same to the shareholders for approval at such meeting (the “Shareholder Proposal”). In furtherance of the foregoing, the Governance Agreement provides that the Company shall include such recommendation in its proxy materials and the Company’s form of proxy shall solicit authority to vote for these matters.

Each of the Investors and the Arch Hill Parties agreed in the Governance Agreement to vote the shares of Common Stock and Preferred Stock over which he or it has voting power in favor of the election of the Nominees as directors of the Company and in favor of the Shareholder Proposal at the 2008 Annual Meeting, and agreed to use good faith efforts to cause its or his affiliates to so vote shares of Common Stock and Preferred Stock over which they have voting power. Each of the Investors and the Arch Hill Parties agreed in the Governance Agreement to not seek the removal of any Nominee as a director of the Company prior to June 16, 2009, acting as a shareholder of the Company, provided however that this sentence shall in no way restrict any person’s actions as a director of the Company.

The Governance Agreement provides that the Company shall use its best efforts to file with the Securities and Exchange Commission in a timely manner all reports and other documents required of the Company under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “SEC Filing Provision”).

The Arch Hill Parties, acting jointly, have the right to terminate the Governance Agreement upon ten days’ prior written notice if at any time the Investors collectively cease to beneficially own less than 50% of the aggregate number of the shares of Common Stock listed on Schedule A to the Governance Agreement as being beneficially owned by the Investors (disregarding any double counting).

The Investors, acting jointly, have the right to terminate the Governance Agreement upon ten days’ prior written notice if at any time the Arch Hill Parties collectively cease to beneficially own less than 50% of the aggregate number of the shares of Common Stock listed on Schedule B to the Governance Agreement as being beneficially owned by Arch Hill (disregarding any double counting).

As described above, on April 28, 2008 the Company entered into a Governance Agreement relating to the composition of the Board and other matters. Pursuant to the Governance Agreement the following actions were taken:

Effective April 28, 2008, Ralph D. Ketchum, Marnix Snijder and Clemens E.M. van Nispen tot Sevenaer resigned as directors of the Company.

Effective April 28, 2008, the Board of Directors appointed Fred J. Mulder and Theo M.M. Kremers as directors of the Company. Pursuant to the foregoing actions, as of April 28, 2008, the Company’s Board of Directors consists of the following persons: Klaus Brandt, Amir Elbaz, Theo M.M. Kremers, Andrew J. Manning, Fred J. Mulder and Christiaan A. van den Berg.

Effective April 28, 2008, Fred J. Mulder and Christiaan A. van den Berg were appointed Co-Chairman of the Board of Directors. Mr. van den Berg has been serving as the Chairman of the Board of Directors of the Company since May 2007.

AUDIT AND EXECUTIVE COMMITTEES

We established a new audit committee on November 16, 2007 consisting of Messrs. Snijder, Ketchum and van den Berg.

Effective April 28, 2008, in connection with the effectiveness of the Governance Agreement the Board of Directors appointed Theo M.M. Kremers, Fred J. Mulder and Christiaan A. van den Berg as members of the Audit Committee and Klaus Brandt, Theo M.M. Kremers, Fred J. Mulder and Christiaan A. van den Berg as members of the Executive Committee.

No member of the audit committee is a “financial expert”.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own, directly or indirectly, more than ten percent (10%) of the registered class of our equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file. No Forms 3, 4 and 5 relating to our common stock were filed late during 2007.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our Chief Executive Officer and Chief Financial and Accounting Officers.

ITEM 10.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation paid by us during the three years ended on December 31, 2007 to our Chief Executive Officer and our other executive officers and executive officers of our subsidiaries, who were serving as executive officers on December 31, 2007 and received total salary and bonus in excess of $100,000 during fiscal year 2007 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary		Bonus ($)	Stock Awards ($)(a)		Option Awards ($)(b)	Non-Equity Incentive Plan Comp- ensation ($)	Nonqualified Deferred Comp- ensation Earnings ($)	All Other Comp- ensation ($)(c)	Total ($)
Klaus Brandt Chief Executive Officer of LTC, Managing Director of GAIA (1)	2007 2006 2005	249,024 240,185 203,581	(2) (4) (5)	— — —	100,000 0 0	(3)	— — —	— — —	— — —	— — —	349,024 240,185 203,581
Amir Elbaz Chief Financial Officer, Executive Vice President and Treasurer of LTC (6)	2007 2006 2005	225,000 181,875 31,250	(7) (9) (10)	— — —	100,000 0 0	(8)	— — —	— — —	— — —	— — —	325,000 181,875 31,250
Andrew J. Manning Chief Technical Officer (11)	2007 2006 2005	275,000 349,902 222,985	(12) (13) (14)	— — —	0 0 0		— — —	— — —	— — —	— — —	275,000 349,902 222,985

(a)	Reflects dollar amount expensed by the Company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the Company to determine the overall value of the shares as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the shares become exercisable (vest). As a general rule, for time-in-service-based shares, the Company will immediately expense any share or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the share. For a description FAS 123 R and the assumptions used in determining the value of the shares under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-KSB.

(b)	Reflects dollar amount expensed by the Company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the Company to determine the overall value of the stock awards as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the stock awards become exercisable (vest). As a general rule, for time-in-service-based stock awards, the Company will immediately expense any stock awards or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the stock awards. For a description FAS 123 R and the assumptions used in determining the value of the stock awards under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-KSB.

(c)

Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the Company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the Company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(1)	Klaus Brandt has been serving as the Chief Executive Officer of LTC since May 18, 2007 and served as Executive Vice President of LTC from June 20, 2005 to May 18, 2007 and Managing Director of GAIA since April 1, 2005.

(2)	Consists of salary paid by GAIA in Euros (181,992) and converted to dollar value based on the average conversion rate for 2007.

(3)	On November 27, 2007 the Executive Committee of the Board of Directors approved of the issuance of 1,000,000 shares to Klaus Brandt (CEO). This grant was given to the executive of the Company as a performance bonus for the development of the Company during 2007.

(4)	Consists of salary paid by GAIA in Euros (182,000) and converted to dollar value based on a conversion rate prevailing on December 29, 2006.

(5)	Consists of salary paid by GAIA in Euros (136,500) and converted to dollar value based on a conversion rate prevailing on December 31, 2005.

(6)	Amir Elbaz has been serving as Chief Financial Officer of LTC since October 11, 2006 and prior thereto as Executive Vice President of Corporate Communications and Business Development since August 2006. Amir Elbaz served as a consultant to the Company overseeing external and internal communications, public relations and marketing, as well as business ventures pursuant to a consulting agreement with the Company from October 2005 until October 10, 2006.

(7)	Consists of salary paid by LTC of $225,000.

(8)	On November 27, 2007 the Executive Committee of the Board of Directors approved of the issuance of 1,000,000 shares to Amir Elbaz (CFO). This grant was given to the executive of the Company as a performance bonus for the development of the Company during 2007.

(9)	Consists of consulting payments from January 1, 2006-October 10, 2006, and salary from October 11, 2006 to December 31, 2006.

(10)	Consists of consulting payments from October 2005 until December 31, 2005.

(11)	Andrew Manning is the Chief Technical Officer of the Company and served as President and Chief Operating Office of LTC from June 20, 2005 to October 1, 2007.

(12)	Base salary for the year was $275,000.

(13)	This amount includes payment of deferred salary from 2004 and 2005 in the amount of $74,902. Base salary for the year was $275,000.

(14)	On June 20, 2005, the salary of Andrew J. Manning was increased to $275,000 per year retroactive to January 1, 2005. LTC did not pay the retroactive portion of the salary to Dr. Manning during 2005.

For a description of the material terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his resignation, retirement or other termination, or a change in control of the Company see that section of this Form 10-KSB captioned “Employment and Consulting Arrangements”.

STOCK GRANT TO EXECUTIVES

On November 27, 2007 the Executive Committee of the Board of Directors approved the issuance of 1,000,000 shares to each of Klaus Brandt (CEO) and Amir Elbaz (CFO). This grant was given to the executives of the Company as a performance bonus for the development of the Company during 2007. The Company recognized a compensation expense of $200,000 for the year ended December 31, 2007.

COMPENSATION OF DIRECTORS

Directors receive no cash compensation for serving on our Board of Directors. In the past, each of our non-employee directors received an option to purchase 667 shares of common stock under our Directors Plan upon election to the Board. Our Directors Plan has been terminated. During 2006 no compensation was given to our non employee Directors.

EMPLOYMENT AND CONSULTING AGREEMENTS

On May 18, 2007, Dr. Klaus Brandt was appointed as the Chief Executive Officer of Lithium Technology Corporation by the Company’s Board of Directors. Prior to this Dr. Klaus Brandt has been serving as a Director of the Company since September 27, 2006 and as an Executive Vice President since June 2005. Additionally, Dr. Brandt has been serving as the Managing Director of the Company’s subsidiary, GAIA, since April 2005. Pursuant to the employment agreement with Dr. Brandt, which expired on December 31, 2007, he served as the Managing Director of GAIA. On January 1, 2008, Dr. Klaus Brandt entered into a new employment contract with GAIA for a three year term. Under this employment agreement, Dr. Brandt will receive a base annual salary of €200,000 and such additional compensation that is approved by the Board of Directors of the Company.

On October 1, 2007, the Company entered into an employment agreement with Kenneth Rudisuela to serve as the Chief Operating Officer of the Company. The employment agreement provides for a three year term commencing on October 1, 2007. Under the employment agreement, Mr. Rudisuela will receive a base annual salary of $200,000 and such additional compensation that is approved by the Board of Directors of the Company. If Mr. Rudisuela is terminated by the Company other than for cause, Mr. Rudisuela will be entitled to receive his base salary for a period equal to the lesser of 6 months from the date of termination or the remaining term of the employment agreement.

In connection with the Governance Agreement, on April 28, 2008 the Company entered into a consulting agreement with each of Christiaan A. van den Berg (the “Van Den Berg Consulting Agreement”), Fred J. Mulder (the “Mulder Consulting Agreement”), OUIDA Management Consultancy B.V. (the “OUIDA Consulting Agreement”), and Romule B.V. (the “Romule Consulting Agreement”) (collectively, the “Consulting Agreements”).

Each of the Consulting Agreements has a term of one year and may be terminated on 60 days written notice. Each Consulting Agreement provides that the Consultant will consult with the directors, officers and employees of the Company concerning matters relating to the management and organization of the Company, its financial policies, the terms and conditions of employment of the Company’s employees, and generally any matter arising out of the business affairs of the Company.

The Mulder Consulting Agreement with Fred J. Mulder, a newly appointed director of the Company, provides for Mr. Mulder to spend approximately 32 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of U.S. $4,167.

The Van Den Berg Consulting Agreement with Christiaan A. van den Berg, the Chief Executive of Arch Hill Capital and the Foundation and the co-chairman of the Board of the Company, provides for Mr. van den Berg to spend approximately 32 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of US $4,167.

The Romule Consulting Agreement provides for Frits Obers, an employee of Romule B.V., to spend approximately 160 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of Euros 20,820.

The OUIDA Consulting Agreement provides for Theo Kremers, an employee of OUIDA Management Consultancy B.V. and a newly appointed director of the Company, to spend approximately 160 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of Euros 20,820.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2007, the number and percentage of outstanding shares of our common stock beneficially owned by our Named Executive Officers, directors and stockholders owning more than 5% of our common stock and our executive officers and directors as a group:

Name of Owner	Shares Beneficially Owned		Percentage of Class (1)
Arch Hill Capital NV (2)	566,085,311	(11)	61.18%
Stichting Gemeenschappelijk Bezit LTC (2)	525,366,785	(12)	56.78%
Eduard Hagens (3)	100,000,000	(13)	14.69%
Christiaan A. van den Berg (2)(6)(5)(10)	0		0
Klaus Brandt (4)(6)(7)	1,000,000	(14)	*
Kenneth Rudisuela (5)(8)	0		0
Amir Elbaz (5)(6)(9)	1,194,805	(15)	*
Andrew J. Manning (5)(6)	0		*
Ralph Ketchum (5)(6)	36,123	(16)	*
Arif Maskatia (5)(6)	3,167	(16)	*
Marnix Snijder (2)(5)(6)	0	(17)	0
All Named Executive Officers and Directors as a Group (8 persons)	2,305,123	(18)	*

(1)	The percentage of class calculation for each person or entity is based on the number of shares of common stock outstanding as of December 31, 2007 (630,924,782) plus the number of shares of common stock issuable to the person or entity upon exercise of convertible securities held by such person or entity.

(2)	Address: Parkweg 2, NL - 2585 JJ’s Gravenhage, Netherlands.

(3)	Address: Narcissenlaan 13, 2970 Schilde, Belgium.

(4)	Address: c/o GAIA, MontaniastraBe 17, D-99734 Nordhausen, Germany.

(5)	Address c/o Lithium Technology Corporation, 5115 Campus Drive, Plymouth Meeting, PA 19462.

(6)	Director of Company.

(7)	Chief Executive Officer

(8)	Chief Operating Officer

(9)	Chief Financial Officer, Executive Vice President and Treasurer.

(10)	Chairman of the Board.

(11)	Consists of 40,718,526 shares of common stock held by Arch Hill Capital and all of the securities (the “Stichting LTC Shares”) owned by Stichting Administratiekantoor LTC (“Stichting LTC”). See Note (12). The Stichting LTC Shares are owned directly by Stichting LTC, with Stichting LTC having the power to vote and dispose of the Stichting LTC Shares. Arch Hill Capital controls Stichting LTC and also has the power to vote and dispose of the Stichting LTC Shares. Accordingly, Arch Hill Capital is the beneficial owner of the Stichting LTC Shares.

(12)	Consists of 148,568,784 shares of common stock, 264,103,114 shares issuable upon conversion of Series B Preferred Stock, 28,200,000 shares issuable upon conversion of Series C Preferred Stock, 1,500,000 shares issuable upon exercise of $2.00 warrants, 9,889,625 shares issuable upon conversion of $2.40 warrants, 17,050,000 shares issuable upon conversion of 125% A Warrants, 17,050,000 shares issuable upon conversion of 150% A Warrants, 18,400,000 shares issuable upon conversion of 125% B Warrants, 18,400,000 shares issuable upon conversion of 150% B Warrants, and 2,205,262 shares issuable upon exercise of $.38 warrants.

(13)	Consists of 50,000,000 shares of common stock and 50,000,000 shares of common stock issuable upon conversion of Series C Preferred Stock.

(14)	Consists of 1,000,000 shares of common stock approved by the Company on November 27, 2007.

(15)	Consists of 194,805 outstanding shares of common stock and 1,000,000 shares of common stock approved by the Company on November 27, 2007.

(16)	Includes options to purchase 4,417 shares; 19,214 shares held directly by Mr. Ketchum; and 12,492 shares held by Mr. Ketchum’s spouse.

(17)	Does not include 1,116,000 shares of common stock held by Stichting GAIA, for the benefit of Marnix Snijder. Mr. Snijder does not have the power to vote or control the disposition of such shares, nor does he have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares.

(18)	Includes 226,511 outstanding shares, 2,000,000 shares of common stock approved by the Company for issuance and options to purchase 78,612 shares.

*	Less than 1%.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See Item 5 “Market For Common Equity, Related Stockholder Matters And Small Business Issuer Purchases Of Equity Securities.”

CHANGES IN CONTROL

On April 28, 2008 (the “Effective Time”) the Company entered into a Governance Agreement (the “Governance Agreement”) with certain shareholders of the Company (the “Investors”), Stichting Gemeenschappelijk Bezit LTC, (the “Foundation”), and Arch Hill Capital NV (“Arch Hill Capital” and together with the Foundation, the “Arch Hill Parties”). The Investors include eight persons or entities that are the beneficial owners of shares of the Company’s Series C Preferred Stock and/or Common Stock. The Investors beneficially own approximately 29% of the Company’s Common Stock in the aggregate.

The Company, the Foundation, Arch Hill Capital and the Investors have determined that it is the best interest of the Company and its shareholders to enter into certain governance and other arrangements with respect to the Company on the terms set forth in the Governance Agreement. The Governance Agreement provides that as of the Effective Time Ralph D. Ketchum, Marnix Snijder and Clemens E.M. van Nispen tot Sevenaer, directors of the Company, resign as directors of the Company (the “Resigning Directors”) and that the number of directors of the Company be set at six. The Governance Agreement further provides that Fred J. Mulder and Theo M.M. Kremers be appointed directors of the Company as of the Effective Time to fill the vacancies on the Board of Directors resulting from the resignation of the Resigning Directors.

The Governance Agreement further provides that as of the Effective Time (i) Fred J. Mulder and Christiaan A. van den Berg be appointed a Co-Chairman of the Board of Directors of the Company; (ii) the Audit Committee shall consist of Theo M.M. Kremers, Fred J. Mulder and Christiaan A. van den Berg; and (iii) the Executive Committee shall consist of Klaus Brandt, Theo M.M. Kremers, Fred J. Mulder and Christiaan A. van den Berg.

Certain matters relating to the Annual Meeting of Stockholders are also provided for in the Governance Agreement. Pursuant to such provisions, the Board of Directors of the Company adopted the following resolutions as of the Effective Time to provide for the calling and holding of the 2008 annual meeting of the Company’s shareholders (the “2008 Annual Meeting”):

An Annual Meeting of the Stockholders of the Company shall be held on June 16, 2008.

The record date for the determination of those stockholders of the Company entitled to receive notice of and to vote at the 2008 Annual Meeting shall be June 2, 2008.

The matters to be placed on the agenda of said Annual Meeting of Stockholders shall include the election of directors with the following persons nominated by the Company as directors of the Company: Klaus Brandt, Amir Elbaz, Theo M.M. Kremers, Fred J. Mulder, Christiaan A. van den Berg and two individuals designated in writing by the Investors acting jointly (provided that such individuals shall be reasonably acceptable to the Board of Directors of the Company) (collectively, the “Nominees”).

The number of directors comprising the entire Board of Directors of the Company to be elected at the 2008 Annual Meeting shall be the number of Nominees.

The Governance Agreement provides that (i) in connection with the 2008 Annual Meeting, the Company’s Board of Directors shall recommend that the Company’s stockholders vote to elect the Nominees as directors of the Company; (ii) the Company shall include the foregoing recommendation in its proxy materials for the 2008 Annual Meeting; and (iii) the Company’s form of proxy shall solicit authority to vote for the Nominees and no other persons. The Company agreed in the Governance Agreement to use its best efforts to ensure that the Nominees are elected as directors of the Company at the 2008 Annual Meeting. If, at any time prior to the 2008 Annual Meeting, one or more of the Nominees for any reason is unwilling or unable to be nominated or to stand for election at the 2008 Annual Meeting, the Governance Agreement provides that the Board of Directors of the Company may select a replacement Nominee.

The Governance Agreement further provides that if the Company receives any comments from the United States Securities and Exchange Commission with respect to the Company’s financial statements for the calendar ended December 31, 2007 or the Company’s proxy statement for the 2008 Annual Meeting, (ii) the

Company is unable to hold the 2008 Annual Meeting on June 16, 2008 as a result thereof and (iii) the Company has fully complied with its obligations under the SEC Filing Provision described below, the Board of Directors may delay the date of the 2008 Annual Meeting and such record date by such number of days as shall be necessary for the Company to respond to such comments (subject to the prior written consent of the Investors which shall not be unreasonably withheld).

Following the Effective Time and prior to the date that the Company mails its proxy materials to shareholders in connection with its 2008 Annual Meeting, the Governance Agreement provides that the Company’s Board of Directors shall approve an amendment of the Company’s Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on July 29, 2005 as heretofore amended, to increase to 3,000,000,000 the number of shares of Common Stock authorized for issuance, and shall recommend the same to the shareholders for approval at such meeting (the “Shareholder Proposal”). In furtherance of the foregoing, the Governance Agreement provides that the Company shall include such recommendation in its proxy materials and the Company’s form of proxy shall solicit authority to vote for these matters.

Each of the Investors and the Arch Hill Parties agreed in the Governance Agreement to vote the shares of Common Stock and Preferred Stock over which he or it has voting power in favor of the election of the Nominees as directors of the Company and in favor of the Shareholder Proposal at the 2008 Annual Meeting, and agreed to use good faith efforts to cause its or his affiliates to so vote shares of Common Stock and Preferred Stock over which they have voting power. Each of the Investors and the Arch Hill Parties agreed in the Governance Agreement to not seek the removal of any Nominee as a director of the Company prior to June 16, 2009, acting as a shareholder of the Company, provided however that this sentence shall in no way restrict any person’s actions as a director of the Company.

The Governance Agreement provides that the Company shall use its best efforts to file with the Securities and Exchange Commission in a timely manner all reports and other documents required of the Company under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “SEC Filing Provision”).

The Arch Hill Parties, acting jointly, have the right to terminate the Governance Agreement upon ten days’ prior written notice if at any time the Investors collectively cease to beneficially own less than 50% of the aggregate number of the shares of Common Stock listed on Schedule A to the Governance Agreement as being beneficially owned by the Investors (disregarding any double counting).

The Investors, acting jointly, have the right to terminate the Governance Agreement upon ten days’ prior written notice if at any time the Arch Hill Parties collectively cease to beneficially own less than 50% of the aggregate number of the shares of Common Stock listed on Schedule B to the Governance Agreement as being beneficially owned by Arch Hill (disregarding any double counting).

As described above, on April 28, 2008 the Company entered into a Governance Agreement relating to the composition of the Board and other matters. Pursuant to the Governance Agreement the following actions were taken:

Effective April 28, 2008, Ralph D. Ketchum, Marnix Snijder and Clemens E.M. van Nispen tot Sevenaer resigned as directors of the Company.

Effective April 28, 2008, the Board of Directors appointed Fred J. Mulder and Theo M.M. Kremers as directors of the Company. Pursuant to the foregoing actions, as of April 28, 2008, the Company’s Board of Directors consists of the following persons: Klaus Brandt, Amir Elbaz, Theo M.M. Kremers, Andrew J. Manning, Fred J. Mulder and Christiaan A. van den Berg.

Effective April 28, 2008, Fred J. Mulder and Christiaan A. van den Berg were appointed Co-Chairman of the Board of Directors. Mr. van den Berg has been serving as the Chairman of the Board of Directors of the Company since May 2007.

Certain of the provisions of the Governance Agreement may result in a change in control of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 16, 2007 the Company entered into an Agreement of Sublease with Arch Hill N.V. (“Arch Hill”) for the sublease by the Company of office space in the Netherlands. The Sublease commenced July 16, 2007 and terminates August 1, 2008. The rent payable by the Company to Arch Hill is U.S. $15,500 per month. The move is part of the Company’s plan to establish a large manufacturing facility in The Netherlands. The office space will be used by the coordinators of the project and the management of the Company.

On July 16, 2007 the Company entered into a Services Agreement with Arch Hill pursuant to Arch Hill will provide services for multiple functions and tasks, including: investor relationship manager for the territory of Europe, public relations affair coordinator, publicity reception functions, and interaction with executives and strategic partners. The agreement provides for compensation of $3,600. Arch Hill is required to devote to Company matters one person with at least 50% of his time. The term of the agreement continues until August 1, 2008 unless terminated by either party on 30 days prior notice.

On July 16, 2007, the Company entered into a Services Agreement with Arch Hill pursuant to which Arch Hill will provide services for multiple functions and tasks, including: acting as the executive assistant to the Chief Financial Officer and Chief Executive Officer of the Company, office management, publicity, and reception functions, and interaction with executives of investors and strategic partners. The agreement provides for compensation of $3,400. Arch Hill is required to devote to Company matters one person with at least 50% of his/her time. The term of the agreement continues until August 1, 2008 unless terminated by either party on 30 days prior notice.

On November 28, 2007, the Company sold 11,280 shares of Series C Preferred Stock for an aggregate purchase price of $2,820,000 to Stichting Gemeenschappelijk Bezit LTC (“Stichting LTC”). Stichting LTC is controlled by Arch Hill Capital N.V., a controlling stockholder of the Company. Each share of Series C Preferred Stock is convertible into 2,500 shares of Company common stock. At a purchase price of $250 per share of Series C Preferred Stock, the effective purchase price for each underlying share of Company common stock is $0.10 per share.

As of December 31, 2007, Arch Hill Capital beneficially owned 566,085,311 shares of our common stock which constitutes approximately 61% of our common stock on an as-converted basis, including shares beneficially owned by Arch Hill Capital and shares issuable upon conversion of convertible securities held by Arch Hill Capital but not including any shares issuable upon conversion of outstanding convertible securities held by any other person. Accordingly, Arch Hill Capital is a controlling entity. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in us. The calculation of percentage of our common stock beneficially owned by Arch Hill Capital is based on the number of shares of our common stock outstanding as of December 31, 2007 (630,924,782) plus the number of shares of our common stock issuable to Arch Hill Capital upon conversion of convertible securities held by such entity. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”

Stichting GAIA holds an interest in 1,116,000 of such shares for the benefit of Marnix Snijder and 4,200,000 shares for the benefit of the Estate of Harold van Andel. Mr. Snijder does not have the power to vote or control the disposition of such shares nor does it have the right to receive such shares on any specific date and accordingly disclaims beneficial ownership of such shares. The Estate of Mr. van Andel does not have the power to vote or control the disposition of such shares nor does he have the right to receive such shares on any specific date, and accordingly disclaims beneficial ownership of such shares.

On February 28, 2008, the Company, GAIA Akkumulatorenwerke GmbH (“GAIA”), Arch Hill Ventures N.V., Arch Hill Real Estate N.V. and Arch Hill Capital N.V. (collectively, the “Debtholders”) executed a Debt Settlement Agreement. Pursuant to the Agreement $5,773,707 of debt owed by LTC and GAIA to the Debtholders was settled. LTC agreed to issue to Arch Hill Capital N.V. 302,714,400 shares of LTC common stock in full and complete settlement of the Debt (the “Debt Settlement”). In the Agreement, Arch Hill Capital agreed that for a two year period it will not, directly or indirectly, without the prior written consent of LTC issue, offer, agree or offer to sell, sell, grant an option for the purchase or sale of, transfer, pledge, assign, hypothecate, distribute or otherwise encumber or dispose of the Shares. On March 6, 2008, the Company issued to Arch Hill 45,016.84 shares of Series C Preferred Stock convertible into 112,542,100 shares of Company common stock in lieu of common stock in partial satisfaction of its obligations under the Debt Settlement. The Company is currently evaluating the accounting treatment for this transaction.

On April 28, 2008 (the “Effective Time”) the Company entered into a Governance Agreement (the “Governance Agreement”) with certain shareholders of the Company (the “Investors”), Stichting Gemeenschappelijk Bezit LTC, (the “Foundation”), and Arch Hill Capital NV (“Arch Hill Capital” and together with the Foundation, the “Arch Hill Parties”). The Investors include eight persons or entities that are the beneficial owners of shares of the Company’s Series C Preferred Stock and/or Common Stock. The Investors beneficially own approximately 29% of the Company’s Common Stock in the aggregate. See Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

We have entered into agreements with certain of our executive officers and directors as described above in Item 10 “Executive Compensation”.

We believe that the transactions described above were fair to us and were as favorable to us as those that we might have obtained from non-affiliated third parties, given the circumstances under which such transactions were proposed and effectuated.

ITEM 13.	EXHIBITS

(a) Exhibits. The following Exhibits are filed as part of this Report or incorporated herein by reference:

3.1	Restated Certificate of Incorporation, effective as of July 29, 2005 (1)

3.2	Certificate of Designation for Series B Preferred (2)

3.3	By-Laws, as amended (3)

3.4	Certificate of Designation of Series C Preferred Stock (22)

4.1	Form of 8% Convertible Notes (19)

4.2	Form of Unsecured Debentures dated March 11, 2005 (4)

4.3	Form of 12% Convertible Debentures dated June 9, 2005 (20)

4.4	Form of Secured 8% Convertible Debenture dated October 7, 2005 issued to Cornell Capital Partners, LP (2)

4.5	Form of Convertible Debenture dated October 21, 2005 to Stichting Gemeenschappelijk Bezit LTC (2)

4.6	Form of 15% Convertible Note dated December 6, 2005 (5)

10.1	1994 Stock Incentive Plan, as amended (6)

10.2	Directors Stock Option Plan (6)

10.3	1998 Stock Incentive Plan (7)

10.4	2002 Stock Incentive Plan (8)

10.5	Form of Stock Option Agreement relating to LTC’s 1994 Stock Incentive Plan, as amended (10)

10.6	Form of Stock Option Agreement relating to LTC’s Directors Stock Option Plan (10)

10.7	Form of Stock Option Agreement relating to LTC’s 1998 Stock Incentive Plan (7)

10.8	Form of Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan (8)

10.9	Form of Non-Qualified Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan [For Employees] (8)

10.10	Form of Non-Qualified Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan [For Consultants and Non-Employee Directors] (8)

10.11	Lease Agreement, dated July 22, 1994, between PMP Whitemarsh Associates and LTC and Addendum dated July 22, 1994(10)

10.12	Bridge Financing Agreement, dated as of December 31, 2001, between LTC and Arch Hill Capital (9)

10.13	Bridge Financing Amendment Agreement No. 5, dated as of April 14, 2003 between LTC and Arch Hill Capital (3)

10.14	Form of Warrant, dated October 4, 2002, issued to principals of Colebrooke Capital, Inc. (11)

10.15	Form of Warrant, dated December 13, 2002, issued to principals of Colebrooke Capital, Inc. (12)

10.16	Loan Contract No. 1101216000, dated June 24, 1998, between GAIA and Bank fur Kleine und Mittlere Unternehmen (Bank for Small and Mid-Sized Companies) Aktiengesellschaft (3)

10.17	Loan with initial fixed-rate interest, dated July 22, 1998, between GAIA and Kreissparkasse Nordhausen (Direct Savings Bank) (3)

10.18	Loan Contract and Agreement on Subordination between GAIA and Arch Hill Ventures NV (3)

10.19	Partnership Agreement between GAIA and Frankendael Participatiemaatschappij NV (3)

10.20	Partnership Agreement, dated March 4, 1999, between GAIA and Tamarchco GmbH (3)

10.21	Partnership Agreement between GAIA and Tamarchco GmbH (3)

10.22	Partnership Agreement between GAIA and Tamarchco GmbH (3)

10.23	Partnership Agreement dated August 21, 1998 between GAIA Akkumulatorenwerke GmbH and Technologie-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (13)

10.24	Form of Stock Purchase Warrant dated as of January 20, 2004 between Lithium Technology Corporation and the Investors (14)

10.25	Form of Debt Exchange Agreement, dated as of April 13, 2004 between Lithium Technology Corporation, GAIA Holding NV, GAIA Akkumulatorenwerke GmbH, Arch Hill Capital NV and Arch Hill Ventures NV (15)

10.26	Form of $2.00 Stock Purchase Warrant dated as of April 13, 2004, issued to Arch Hill Capital NV (15)

10.27	Form of $2.40 Stock Purchase Warrant dated as of April 13, 2004, issued to Arch Hill Capital NV (15)

10.28	Form of Stock Purchase Warrant dated as of May 5, 2004 issued to finders in January 10% Convertible Debenture financing. (16)

10.29	Form of Consulting Agreement dated as of July 12, 2004 between Lithium Technology Corporation and Ilion Technology Corporation. (17)

10.30	Form of 125% A Warrant. (18)

10.31	Form of 150% A Warrant. (18)

10.32	Form of 125% B Warrant. (18)

10.33	Form of 150% B Warrant. (18)

10.34	Standby Equity Distribution Agreement dated as of March 11, 2005 between Lithium Technology Corporation and Cornell Capital Partners, L.P. (4)

10.35	Registration Rights Agreement dated March 11, 2005 by and between Lithium Technology Corporation and Cornell Capital Partners, LP in connection with the Standby Equity Distribution Agreement. (4)

10.36	Placement Agent Agreement dated as of March 11, 2005 by and among Lithium Technology Corporation, Cornell Capital Partners, LP and Newbridge Securities Corporation in connection with the Standby Equity Distribution Agreement. (4)

10.37	Escrow Agreement dated as of March 11, 2005 by and between Lithium Technology Corporation and Cornell Capital Partners, LP in connection with the Standby Equity Distribution Agreement (4)

10.38	Form of Debenture Purchase Agreement dated as of March 11, 2005 (4)

10.39	Form of Escrow Agreement dated as of March 11, 2005 entered in connection with the Debenture Purchase Agreement (4)

10.40	Fourth Amendment to Lease, dated March 31, 2005, between PMP Whitemarsh Associates and LTC (4)

10.41	Series B Amendment Agreement, dated as of May 11, 2005 (4)

10.42	Form of Warrant dated as of June 1, 2004 issued to Bridgehead Partners, LLC (4)

10.43	Form of 135% Warrants (19)

10.44	Form of Warrant dated as of May 6, 2005 issued to Bridgehead Partners, LLC (20)

10.45	Form of Debenture Purchase Agreement dated as of June 9, 2005 (20)

10.46	Employment Agreement between GAIA and Dr. Klaus Brandt dated April 7, 2005 (20)

10.47	Form of Warrant dated May 31, 2005 issued to North Coast Securities Corporation in connection with A Unit and B Unit Offering (20)

10.48	Form of Warrant dated July 15, 2005 issued to North Coast Securities Corporation in connection with 2005 Unit Offering (20)

10.49	Securities Purchase Agreement dated as of October 7, 2005 between the Company and Cornell Capital Partners, LP (2)

10.50	Escrow Agreement dated as of October 7, 2005 between the Company and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.51	Investor Registration Rights Agreement dated as of October 7, 2005 between the Company and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.52	Pledge and Escrow Agreement dated as of October 7, 2005 between the Company and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.53	Security Agreement dated as of October 7, 2005 between the Company and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.54	Warrant to purchase 10,000,000 shares at $.06 per share dated as of October 7, 2005 issued by the Company to Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.55	Warrant to purchase 5,000,000 shares at $.07 per share dated as of October 7, 2005 issued by the Company to Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.56	Warrant to purchase 5,000,000 shares at $.10 per share dated as of October 7, 2005 issued by the Company to Cornell Capital Partners, LP in connection with the Securities Purchase Agreement (2)

10.57	Debt Exchange Agreement dated October 21, 2005 between Lithium Technology Corporation, GAIA Holding NV, GAIA Akkumulatorenwerke GmbH, Arch Hill Capital NV and Arch Hill Ventures NV (2)

10.58	Form of Stock Purchase Warrant dated October 21, 2005 issued to Stichting Gemeenschappelijk Bezit LTC (2)

10.59	Form of Note Purchase Agreement dated December 6, 2005 (5)

10.60	Warrant to Purchase 2,000,000 shares at $.03 per share dated as of December 6, 2005 issued by the Company in connection with the Note Purchase Agreement (5)

10.61	Letter Agreement with Cornell Capital Partners, LP dated January 31, 2006 (5)

10.62	Letter Agreement with Cornell Capital Partners, LP dated March 21, 2006 (21)

10.63	Fifth Amendment to Lease, dated March 31, 2006, between PMP Whitemarsh and LTC (21)

10.64	Amendment of $2.5 Million Unsecured Debenture dated January 31, 2006 (32)

10.65	Employment Agreement between Lithium Technology Corporation and Amir Elbaz effective December 5, 2006 (23)

10.66	Form of Amendment No. 2 dated as of December 8, 2006 to Convertible Debenture dated March 11, 2005 (24)

10.67	Form of Stock Purchase Agreement dated as of December 8, 2006 between Lithium Technology Corporation and the purchasers of Series C Convertible Preferred Stock. (24)

10.68	Form of Stock Purchase Agreement dated as of January 12, 2007 between Lithium Technology Corporation and the purchasers of Series C Convertible Preferred Stock. (25)

10.69	Form of Stock Purchase Agreement between Lithium Technology Corporation and the purchasers of Series C Convertible Preferred Stock for issuances from February 15, 2007 to November 29, 2007. (26)

10.70	10% Convertible Note dated July 11, 2007 (27)

10.71	Agreement of Sublease dated June 16, 2007 between the Company and Arch Hill. (28)

10.72	Contract Services Agreement for Investor Relations Services between the Company and Arch Hill dated July 16, 2007. (28)

10.73	Contract Services Agreement for Administration Services between the Company and Arch Hill dated July 16, 2007. (28)

10.74	Employment Agreement between Lithium Technology Corporation and Ken Rudisuela effective October 1, 2007. (29)

10.75	Debt Settlement Agreement dated February 27, 2008, by and among Lithium Technology Corporation, GAIA Akkumulatorenwerke GmbH, Arch Hill Ventures N.V., Arch Hill Real Estate N.V. and Arch Hill Capital N.V. (30)

10.76	Amendment Agreement dated April 23, 2007 with Cornell Capital Partners, L.P. +

10.77	Amendment Agreement dated May 30, 2007 with Cornell Capital Partners, L.P. +

10.78	Share Issuance Agreement dated March 6, 2008 between the Company and Arch Hill Capital N.V. +

10.79	Governance Agreement dated April 28, 2008, among the Company, the Investors listed on Schedule A thereto, Stichting Gemeenschappelijk Bezit LTC and Arch Hill Capital N.V. (31)

10.80	Business Consultant Agreement dated April 28, 2008 between the Company and Christiaan A. van den Berg. (31)

10.81	Business Consultant Agreement dated April 28, 2008 between the Company and Fred J. Mulder. (31)

10.82	Business Consultant Agreement dated April 28, 2008 between the Company and OUIDA Management Consultancy B.V. (31)

10.83	Business Consultant Agreement dated April 28, 2008 between the Company and Romule B.V. (31)

21.1	List of Subsidiaries (20)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(1)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

(2)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.

(3)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(4)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

(5)	Incorporated by reference to LTC’s Registration Statement on Form SB-2 (No. 333-131530) filed on February 3, 2006.

(6)	Incorporated herein by reference to the exhibits contained in LTC’s Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, dated January 19, 1996

(7)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(8)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

(9)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated January 23, 2002.

(10)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(11)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated October 4, 2002.

(12)	Incorporated herein by reference to LTC’s Current Report on Form 8-KA, dated October 4, 2002.

(13)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter March 31, 2003.

(14)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated January 26, 2004.

(15)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

(16)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

(17)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(18)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated August 30, 2004.

(19)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.

(20)	Incorporated herein by reference to LTC’s Registration Statement on Form SB-2 (No 333-114998) filed on August 2, 2005.

(21)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

(22)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated November 28, 2006.

(23)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated December 5, 2006.

(24)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated December 8, 2006.

(25)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated January 12, 2007.

(26)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated February 15, 2007.

(27)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated July 11, 2007.

(28)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated July 16, 2007.

(29)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated October 1, 2007.

(30)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated February 28, 2008.

(31)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated April 28, 2008.

(32)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

+	Exhibit filed herewith.

(b) Reports on Form 8K. During the quarter ended December 31, 2007, we filed the following Reports on Form 8-K.

We filed a Report on Form 8K dated October 1, 2007, reporting on the appointment of Ken Rudisuela as the Chief Operating Officer of the Company effective October 1, 2007, and the employment agreement between the Company and Mr. Rudisuela.

We filed a Report on Form 8K dated November 19, 2007, reporting on the restatement of the Company’s financial statements for the year ended December 31, 2004.

We filed a Report on Form 8K dated November 27, 2007 reporting on the sale of Series C Preferred Stock in private placement transactions.

We filed a Report on Form 8K dated December 5, 2007, reporting on a press release issued by the Company which contained a letter to stockholders from the Chief Executive Officer.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for fiscal 2007 for professional services rendered by Amper, Politziner & Mattia P.C. (AP&M) as our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2007 was $210,000.

The aggregate fees billed for fiscal year 2006 for professional services rendered by AP&M as our principal accountant for the audit of our annual financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2006 was $175,000.

AUDIT-RELATED FEES

The aggregate fees billed in each of fiscal 2007 and 2006 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $0 and $0, respectively.

TAX FEES

The aggregate fees billed in each of fiscal 2007 and 2006 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $0, respectively.

ALL OTHER FEES

The aggregate fees billed in each of fiscal 2007 and 2006 for products and services provided by our principal accountant (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

PRE-APPROVAL POLICIES AND PROCEDURES

The decision to retain Amper, Politziner & Mattia P.C. as our principal accountant for the audit of our financial statements for the year ended December 31, 2007 was approved by our Board of Directors and Audit Committee on February 29, 2008.

We established an audit committee on November 16, 2007. Our audit committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent accountant. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION

Date: May 14, 2008	BY:	/s/ Klaus Brandt
Klaus Brandt, Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2008	BY:	/s/ Amir Elbaz
Amir Elbaz, Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Klaus Brandt		May 14, 2008
Klaus Brandt	Chief Executive Officer & Director (Principal Executive Officer)

/s/ Amir Elbaz		May 14, 2008
Amir Elbaz	Chief Financial Officer, Executive Vice President, Treasurer and Director (Principal Financial and Accounting Officer)

/s/ Christiaan A. van den Berg		May 14, 2008
Christiaan A. van den Berg	Director

/s/ Fred J Mulder		May 14, 2008
Fred J Mulder	Director

/s/ Theo M M Kremers		May 14, 2008
Theo M M Kremers	Director

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders of

Lithium Technology Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lithium Technology Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

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

/s/ Amper, Politziner & Mattia, P.C.

May 13, 2008

Edison, New Jersey

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31 2007	December 31 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,458,000	$1,976,000
Accounts receivable, net of allowance	527,000	172,000
Inventories	3,320,000	1,882,000
Prepaid expenses and other current assets	703,000	200,000

Total current assets	9,008,000	4,230,000
Property and equipment, net	7,789,000	5,844,000
Other assets and related party receivable	734,000	676,000

Total assets	$17,531,000	$10,750,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$5,411,000	$13,992,000
Accrued salaries	83,000	70,000
Accrued interest	504,000	2,172,000
Other current liabilities and accrued expenses	2,245,000	1,839,000
Accounts payable	4,327,000	3,340,000
Related party debt	6,332 ,000	4,770 ,000
Warrant liability	15,550,000	5,575,000

Total current liabilities	34,452,000	31,758,000

Total liabilities	34,452,000	31,758,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Total Preferred Stock Authorized 100,000,000
Convertible Preferred stock A, par value $.01 per share, authorized, issued and outstanding: 0 at December 31, 2007 and 1,000 at December 31, 2006	—	1,000,000
Convertible Preferred stock B, par value $.01 per share, authorized, issued and outstanding: 100,000 at December 31, 2007 and December 31, 2006	1,000	1,000
Convertible Preferred stock C, par value $.01 per share, authorized 300,000, issued and outstanding: 218,183 at December 31, 2007 and 97,635 at December 31, 2006	2,000	1,000
Dividends in Arrears	—	113,000
Common stock, par value $.01 per share, authorized—750,000,000 at December 31, 2007 and December 31, 2006 respectively; issued and outstanding - 630,924,782 and 422,994,852 shares at December 31, 2007 and December 31, 2006, respectively.	6,309,000	4,230,000
Additional paid-in capital	111,998,000	83,469,000
Cumulative translation adjustments	(4,172,000)	(3,154,000)
Accumulated deficit	(131,059,000)	(106,668,000)

Total stockholders’ deficit	(16,921,000)	(21,008,000)

Total liabilities and stockholders’ deficit	$17,531,000	$10,750,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEAR ENDED December 31, 2007	YEAR ENDED December 31, 2006
REVENUES:
Product sales	$2,609,000	$2,799,000

COST AND EXPENSES:
Cost of goods sold	3,121,000	2,596,000
Engineering, research and development	3,088,000	3,588,000
General and administrative	5,487,000	6,990,000
Warrants expense/change in fair value (income)	10,009,000	(639,000)
Stock based compensation expense	200,000	—
Sales and marketing	444,000	300,000
Depreciation and amortization	959,000	863,000
Amortization of debt issue costs	—	814,000

Total costs and expenses	23,308,000	14,512,000

Loss from operations	(20,669,000)	(11,713,000)
OTHER INCOME (EXPENSE):
Interest expense, net of interest income	(1,868,000)	(3,829,000)
Interest expense related to beneficial conversion feature	(1,700,000)	(4,747,000)
Other	(124,000)	—

Total other income (expense)	(3,692,000)	(8,576,000)

NET LOSS	$(24,391,000)	$(20,289,000)
Dividends to Preferred Stock	(68,000)	(83,000)
Discount related to beneficial conversion feature of Preferred Stock	(11,774,000)	—

NET LOSS TO COMMON SHAREHOLDERS	$(36,233,000)	$(20,372,000)
Currency translation adjustments	(1,018,000)	1,473,000

COMPREHENSIVE LOSS	$(37,251,000)	$(18,899,000)

Weighted average number of common shares outstanding:	1,186,029,767	660,515,984

Basic and diluted net loss per share:	$(0.03)	$(0.03)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Convertible Preferred Class A Stock		Convertible Preferred Class B Stock		Convertible Preferred Class C Stock		Common Stock		Additional Paid-in Capital	Dividends in Arrears	Cumulative Translations Adjustments	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Beginning balance as of 1/1/06	1,000	$1,000,000	100,000	$1,000			266,335,979	$2,663,000	$71,377,000		$(4,627,000)	$(86,379,000)	$(15,965,000)
Common stock issued under the Standby Equity Distribution Agreement							120,061,197	1,201,000	758,000				1,959,000
Common Stock Issued for Interest on January 2004 10% Convertible Debentures							6,648,062	66,000	133,000				199,000
Discount on Beneficial Conversion Feature for May 2006 12% Convertible Debenture									297,000				297,000
Conversion of 8% Convertible Notes							2,949,614	30,000	22,000				52,000
Conversion of Portfolio Lenders II, LLC Convertible Notes							27,000,000	270,000	1,080,000				1,350,000
Conversion of March 2005 12% Debentures					73,275	1,000			2,344,000				2,345,000
Conversion of Portfolio Lenders II, LLC Convertible Notes					4,300	—			213,000				213,000
Issuance of Series C Convertible Preferred Stock					20,060	—			3,009,000				3,009,000
Discount on Beneficial Conversion Feature for March 2005 12% Debenture									2,000,000				2,000,000
Discount on Beneficial Conversion Feature for October 2005 8% Debenture - Third Amendment									2,319,000				2,319,000
Dividends on series A Preferred Stock									(83,000)				(83,000)
Dividends in arrears										113,000			113,000
Foreign currency translation adjustments											1,473,000		1,473,000

Net Loss												(20,289,000)	(20,289,000)

Ending balance as of 12/31/06	1,000	1,000,000	100,000	1,000	97,635	1,000	422,994,852	4,230,000	83,469,000	113,000	(3,154,000)	(106,668,000)	(21,008,000)

Issuance of Series C Convertible Preferred Stock					157,348	2,000			27,387,000				27,389,000
Partial Conversion of October 2005 8% Convertible Notes							81,967,880	820,000	230,000				1,050,000
Conversion of May 2006 12% Convertible Note							20,576,132	206,000	294,000				500,000
Exercise of Warrants							315,760	3,000	31,000				34,000
Discount of Beneficial Conversion Feature for July 2007 10% Convertible Debenture									325,000				325,000
Aggregated Discount of Beneficial Conversion Feature for 2007 Issuance of Series C Convertible Preferred Stock									(11,774,000)				(11,774,000)
Recognition of Discount of Beneficial Conversion Feature for 2007 Issuance of Series C Convertible Preferred Stock									11,774,000				11,774,000
Conversion of Series C Convertible Preferred into Common Stock					(36,800)	(1,000)	92,000,000	920,000	(920,000)				(1,000)
Conversion of Series A Convertible Preferred into Common Stock	(1,000)	(1,000,000)					11,065,664	110,000	889,000				(1,000)
Dividends on series A Preferred Stock									(68,000)	68,000			—
Dividends on series A Preferred Stock Paid in Common Stock							2,004,494	20,000	161,000	(181,000)			—
Executive Compensation									200,000				200,000
Foreign currency translation adjustments											(1,018,000)		(1,018,000)
Net Loss												(24,391,000)	(24,391,000)

Ending balance as of 12/31/07	—	—	100,000	$1,000	218,183	$2,000	630,924,782	$6,309,000	$111,998,000	—	$(4,172,000)	$(131,059,000)	$(16,921,000)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Year Ended December 31, 2006
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(24,391,000)	$(20,289,000)
Adjustments
Depreciation and amortization	959,000	863,000
Stock-based compensation expense	200,000	—
Loss on sale of property and equipment	15,000	9,000
Non cash interest expense	—	1,653,000
Warrant income/change in fair value	10,009,000	(639,000)
Interest expense—beneficial conversion feature	1,700,000	4,747,000
(Increase)/decrease in assets
Inventories	(1,158,000)	(1,186,000)
Accounts receivable	(325,000)	62,000
Prepaids expenses and other assets	(607,000)	77,000
Increase/(decrease) in liabilities
Accounts payable & accrued expenses	565,000	1,864,000
Other current liabilities	(152,000)	—

Net cash used in operating activities	$(13,185,000)	$(12,839,000)

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,931,000)	(682,000)

Net cash used in investing activities	$(1,931,000)	$(682,000)

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	(9,924,000)	(1,860,000)
Proceeds from bank loans and third parties	—	10,027,000
Proceeds from loans	—	2,393,000
Proceeds from equity issuance	27,389,000	4,968,000

Net cash provided by financing activities	$17,465,000	$15,528,000

NET INCREASE IN CASH	$2,349,000	$2,007,000
CURRENCY EFFECTS ON CASH	$133,000	$(77,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,976,000	46,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,458,000	$1,976,000

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

The Company was in the development stage from February 12, 1999 through December 31, 2005. The year 2006 was the first year for which the Company was considered an operating company and was no longer in a development stage.

The Company considers itself to have one operating segment in two geographical areas. The Company is an early pilot-line production stage company that develops large format lithium-ion rechargeable batteries to be used as a new power source for emerging applications in the automotive, stationary power, and national security markets.

Over the past several years, the Company has refocused its unique extrusion-based manufacturing process, cell technology, large battery assembly expertise, and market activities to concentrate on large-format, high rate battery applications. The Company’s commercialization efforts are focused on applying its lithium-ion rechargeable batteries in the national security, transportation and stationary power markets.

The Company’s operating plan seeks to minimize its capital requirements, but the expansion of its production capacity to meet increasing sales and refinement of its manufacturing process and equipment will require additional capital. The Company expects that operating and production expenses will increase significantly. The Company has recently entered into a number of financing transactions (see Notes 4 and 7) and is continuing to seek other financing initiatives. The Company needs to raise additional capital to meet its working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities. The Company believes that if it raises approximately $14 to $20 million in debt and equity financings it would have sufficient funds to meet its needs for working capital, repayment of debt and for capital expenditures over the next twelve months to meet expansion plans.

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

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that might be necessary should the Company be unable to operate in the normal course of business.

Certain prior period amounts have been reclassified to the current period presentation.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investment instruments purchased with an initial remaining maturity of three months or less to be cash equivalents. The Company maintains cash balances with financial institutions.

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

Inventories are as follows:

	December 31, 2007	December 31, 2006
Finished Goods	$1,814,000	$462,000
Work In Process	757,000	656,000
Raw Materials	749,000	764,000

	$3,320,000	$1,882,000

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

CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES

The Company accounts for securities with embedded conversion features and warrant issuances in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and EITF No. 00-27: Application of issue No. 98-5 to certain convertible instruments. The Company determines the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. Any discount derived from determining the fair value of the beneficial conversion features is amortized using the effective interest method to financing costs over the remaining life of the debenture. Per EITF 00-19 Accounting for Derivatives Financial Instrument Indexed to, and Potentially Settled Into, a Company’s Own Stock, warrants issued with debt are classified as liabilities and marked to market at each reporting period. For issuances of convertible Preferred Stock with beneficial conversion feature the discount is recognized upon issuance.

LONG-LIVED ASSETS

The Company periodically evaluates the carrying value of long-lived assets when events and circumstances indicate the carrying amounts may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows expected to result from the use and eventual disposition from such assets are less than the carrying value. If the sum of the expected cash flows (undiscounted and without finance charges) is less than the carrying amount of the asset, the Company recognizes an impairment loss on the asset by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined by quoted market prices in active markets, if available, or by using the anticipated cash flows discounted at a rate commensurate with the risks involved. The Company conducted an evaluation of the carrying values of its long-lived assets at the end of 2007.

INCOME TAXES

In preparing our consolidated financial statements, we make estimates of our current tax exposure and temporary differences resulting from timing differences for reporting items for book and tax purposes. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In consideration of our accumulated losses and lack of historical ability to generate taxable income to utilize our deferred tax assets, we have estimated that we will not be able to realize any benefit from our temporary differences and have recorded a full valuation allowance. If we become profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the net operating loss carry-forward, we would immediately record the estimated net realized value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would be approximately 40% under current tax laws. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

REVENUES

The Company sells battery cells and complete batteries to various clients. Revenue is recognized as services are rendered or products are delivered, the price to the buyer is fixed and determinable, and collectability is reasonably assured. Sales terms are Freight on Board (FOB) origin. Trade accounts receivable potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. One of the Company’s customers represented 24% of the Company’s sales volume for the year ended December 31, 2007. Customers comprising the largest accounts receivable balances represented approximately 45% of total trade receivable balances at December 31, 2007.

OTHER INCOME

From time to time the Company receives subsidies from foreign governmental agencies to reimburse the Company for certain research and development expenditures. Subsidies are recorded as other income. In 2007 and 2006 there was no other income recorded.

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

NET LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share. The Company made such determination because: 1) Arch Hill Capital, which controls the Company, has the ability to authorize the necessary shares for conversion; 2) the preferred shares have no significant preferential rights above the common shares; and 3) the preferred shares will automatically convert at a later date upon proper share authorization. As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Series B Preferred Stock	264,103,114	264,103,114
Series C Preferred Stock	448,731,198	15,380,856
Common Stock	473,195,455	381,032,014

Total	1,186,029,767	660,515,984

Due to net losses in the years ended December 31, 2007 and 2006, the effect of the potential common shares resulting from convertible promissory notes payable, stock options and warrants in those years were excluded, as the effect would have been anti-dilutive.

	2007	2006
Shares issuable under Series A Convertible Preferred Stock*	—	41,666,667
Shares issuable under May 2006 12% Convertible Debentures	1,244,733	—
Shares issuable under 8% Convertible Debentures	—	257,594,187
Shares issuable under July 2007 10% Convertible Notes	34,014,480	—
Shares issuable under June 2005 12% Convertible Debentures	3,922,660	—
Shares issuable under Outstanding Warrants	67,501,373	68,932,233
Shares issuable under Warrants issued upon conversion of Series A and B Units*	118,413,815	148,319,958
Executive Compensation	2,000,000	—
Shares issuable under exercise of options	89,902	118,355

	227,186,963	516,631,400

As of December 31, 2007 and 2006 the Company does not have enough shares of common stock authorized to issue shares of common stock to all holders of its convertible securities upon conversion of such securities.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are evaluating the impact of SFAS 157 on our consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently evaluating the impact, if any, of FAS 160 on its operating results and financial position.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS 141R”) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of SFAS 141R on its operating results and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The company is currently evaluating the provisions of FASB 161 to determine the impact on the company’s consolidated financial statements.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Land and buildings	$3,756,000	$2,667,000
Technical and laboratory equipment	8,864,000	6,706,000
Assets under construction	285,000	382,000
Office equipment and other	987,000	753,000
	13,892,000	10,508,000

Less: accumulated depreciation and amortization	(6,103,000)	(4,664,000)

Total Asset Value	$7,789,000	$5,844,000

Depreciation expense for the years ended December 31, 2007 and December 31, 2006 was $959,000 and $863,000, respectively. Assets under construction at December 31, 2007 and 2006 included equipment being constructed that was not yet placed into service.

NOTE 4—DEBT

	December 31, 2007	December 31, 2006
Current debt is summarized as follows:
October 2005 8% Debenture, net of discount	$—	$1,425,000
July 2007 10% Convertible Debenture, net of discount	3,048,000	—
Loans From Financial Institutions	104,000	130,000
2006 GAIA and Dilo Debt Financing	—	9,910,000
May 2006 12% Convertible Debenture, net of discount	—	500,000
Silent Partner loans-TBG	2,259,000	2,027,000

Sub total debt	$5,411,000	$13,992,000

Related Party debt
Subordinated Loans from related party	$6,272,000	$4,665,000
Bridge Notes	60,000	105,000

Total related party debt	$6,332,000	$4,770,000

Warrant Liability	$15,550,000	$5,575,000

Total Debt	$27,293,000	$24,337,000

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

The Cornell Capital debenture was recorded using the guidance of EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, which involved allocation of the proceeds received between the convertible debenture and the warrants issued to the debenture holder. The Company measured the intrinsic value of the embedded conversion option using guidance of EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The value of the beneficial conversion was recorded as a discount on the debt with the offset to additional-paid-in capital and has been amortized to interest expense using the effective interest method.

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

On March 21, 2006, the Company entered into a second amendment with Cornell Capital (the “Second Amendment”) whereby the Company amended the following provisions of the debenture. All payments of principal and accrued interest on the debenture otherwise due on or before March 15, 2006 are due on June 15, 2006. In the event the Company closes on any debt or equity financing the Company must use fifty percent (50%) of the proceeds of the new financing (net of placement fees and commissions) to repay principal and interest outstanding under the debenture. In the event the Company does not repay all outstanding principal and accrued interest on the debenture on June 15, 2006, the Company must repay $1,800,000 of principal and accrued interest on June 15, 2006 and repay the balance of the outstanding principal and interest on the debenture over four equal monthly payments commencing July 1, 2006 until October 1, 2006. The Second Amendment further provides that debentures are convertible from March 21, 2006 with four business days advance written notice (the “Advance Conversion Notice”) after June 15, 2006 the debentures are convertible without delivery of an Advance Conversion Notice. The conversion price of the debenture is reduced from $0.06 to $0.03 per share as of March 21, 2006, provided, however, if there is an Event of Default under the debenture the conversion price will be reduced to $0.0128. At any time from March 21, 2006, including after receipt of an Advance Conversion Notice and before the expiration of the four business day advance notice period, the Company may, at its option, redeem a portion or all amounts outstanding under the debenture in an amount equal to the principal amount outstanding and accrued interest being redeemed and a payment of a premium by the Company equal to fifteen percent (15%) of the redemption amount subject to two (2) business days’ advanced written notice for any redemption on or before June 15, 2006 and subject to three (3) business days’ advanced written notice for any redemption after June 15, 2006. In the Second Amendment, the Company amended the Warrants issued to Cornell Capital in connection with the debenture as follows. The Warrants will be exercisable to purchase an additional 20,000,000 shares of common stock for a total of 40,000,000 shares. The exercise price of the 40,000,000 warrant shares is $0.03 per share, provided, however that in the event the Company does not repay all outstanding principal and accrued interest on the debenture on June 15, 2006, then on June 15, 2006 the exercise price of the Warrants will be reduced to $0.0128 on a pro-rata basis in relation to the amount of principal of the debenture not repaid by the Company as of June 15, 2006.

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

As of December 31, 2007 no amounts were outstanding under this debenture. Approximately, $1,575,000 of discount related to the beneficial conversion was expensed during 2007. As of December 31, 2007 and 2006, the Company has warrant liability for the debenture holder’s warrants of $5,123,000 and $1,175,000, respectively.

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

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $104,000 and $130,000 as of December 31, 2007 and December 31, 2006 respectively, that are collateralized by the assets of the Company and bear European commercial standard rates.

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

JULY 2007 10% CONVERTIBLE DEBENTURE

On July 11, 2007, the European Subsidiaries Debt and accrued interest was satisfied with the payment of Euros 6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,206 (the “Convertible Note”). The Convertible Note is convertible into shares of Company common stock at $0.10 per share. The Convertible Note accrues interest at 10% per annum and is due and payable on September 1, 2008. The Company has the right to repay the Convertible Note at any time prior to maturity without penalty. The Convertible Note will be secured by 90 million shares of Company common stock. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Note in this transaction. Issuance of the Convertible Note was exempt from registration under Section 4(2) of the Securities Act. The Convertible Note was issued to an accredited investor in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale. Upon issuance the Company recorded a beneficial conversion feature of $324,721 that is amortized over the life of the note using the effective interest method.

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

The $0.20 Warrants, $0.25 Warrants and $0.10 Warrants are exercisable for a period of five years commencing on November 4, 2007. The Conversion Price Warrants are exercisable by the Debentureholder for a period of five years commencing on or after the date subsequent to November 4, 2007 on which all of the Debentures have been converted. On the date of issuance, the Company recorded a warrant liability of $59,991. As of December 31, 2007, the Company has warrant liability for the above warrants of $254,000.

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

SILENT PARTNERSHIP LOANS-NON-RELATED PARTIES

Two other parties have provided silent partnership loans to GAIA. Frankendael Participatiemaatscappij N.V. (“Frankendael”) has provided a partnership loan, which bears interest at 6% per annum. Technology-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan, which bears interest at 6% per annum. GAIA is not required to pay the interest under the Frankendael Partnership Agreement until GAIA has generated an accumulated profit amounting to $4,627,000. The Frankendael Partnership loan was exchanged into Company securities during the fourth quarter 2005 (See “Debt Exchange” below). The total amount payable to TBG under the Partnership Agreements at December 31, 2007 and December 31, 2006 was $2,259,000 and $2,027,000 respectively.

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

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill, a related party, which totaled $6,272,000 and $4,665,000 as of December 31, 2007 and December 31, 2006. The loans bear cumulative interest at 6% per annum. Under the subordinated loan agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA.

BRIDGE NOTES

At various times during 2004, Arch Hill Capital advanced a total of $3.5 million to LTC under the Bridge Financing Agreement. The Company had $385,000 of Bridge Notes outstanding at December 31, 2005 which were classified under related party debt on the Company’s Consolidated Balance Sheet. On March 27, 2006 the Company repaid $325,000 out of the outstanding debt to Arch Hill under the Bridge Notes. As of December 31, 2007 and 2006, the outstanding debt was $60,000, and accrued interest related to the notes was approximately $124,000.

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of December 31, 2007 is as follows:

	Foreign	Domestic	Total
Tax loss carry forwards	$22,028,000	$19,673,000	$41,701,000
Less valuation allowance	(22,028,000)	(19,673,000)	(41,701,000)

	$—	$—	$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

Valuation allowance, December 31, 2005	$34,253,000
Increase	3,009,000

Valuation allowance, December 31, 2006	$37,262,000
Increase	4,439,000

Valuation allowance, December 31, 2007	$41,701,000

At December 31, 2007, the company had net operating loss carry forwards for United States Federal income tax purposes of approximately $56,494,000 expiring in the years 2008 through 2025 and net operating loss carry forwards of approximately $50,994,000 for Pennsylvania state income tax purposes. Current United States Federal tax law limits the use of net operating loss carry forwards after there has been a substantial change in ownership, as defined in Internal Revenue code Section 382, during a three year period. Due to changes in ownership between 1993 and 1997, and the conversion of Senior Secured Convertible Notes in January 1999, and the Share Exchanges, there exists substantial risk that the Company’s use of net operating losses for United States and Pennsylvania tax purposes may be severely limited under the Internal Revenue Code. The Company and its subsidiaries are subject to audits for the past nine years as a result of not filing the respective tax returns for certain of those years.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The cumulative effect of the change in accounting principle must be recorded as an adjustment to opening retained earnings. Effective January 1, 2007, the Company adopted FIN No. 48 and determined that such adoption did not have a material impact on its consolidated financial statements.

NOTE 6—COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

The Company leases a 12,400 square foot research facility and corporate headquarters in a freestanding building at 5115 Campus Drive in Plymouth Meeting, Pennsylvania pursuant to a Lease Agreement dated July 22, 1994, as amended, between PMP Whitemarsh Associates and the Company. On March 31, 2007, the Company entered into an amendment to the Lease Agreement with PMP Whitemarsh Associates for the Plymouth Meeting, Pennsylvania facility. The amendment provides for a one-year lease extension that commenced on April 1, 2007 and ends on March 31, 2008, which subsequently was extended for one more year. The base annual rent under the lease under the amendment is $165,000. On July 16, 2007 the Company entered into an Agreement of Sublease with Arch Hill N.V. (“Arch Hill”) for the sublease by the Company of office space in the Netherlands. The Sublease commenced July 16, 2007 and terminates August 1, 2008. The office space will be used by the coordinators of the project and the management of the Company. The monthly payment is $15,500. See Note 10.

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

The Company entered into a Financial Advisory and Investment Banking Agreement with North Coast Securities Corporation (“North Coast”) dated February 1, 2006. Subsequent to the date of the Agreement North Coast asserted claims for unpaid compensation under the Agreement. Counsel for North Coast have asserted a breach of contract claim against the Company seeking warrants to purchase 500,000 shares of Company common stock with an exercise price of $0.04 per share and $10,000 per month for the term of the Agreement for a total of $120,000. This matter has not been resolved as of December 31, 2007 or as of the date of this report and on December 31, 2007 a lawsuit was filed in Montgomery County against the Company in this matter. Management asserts that no services were rendered to satisfy any compensation.

From time to time the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business. As such the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease the Company’s earnings in the period the changes are made. In the opinion of management, after consultation with legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

EMPLOYMENT AND CONSULTING AGREEMENTS

On October 1, 2007, the Company entered into an employment agreement with Ken Rudisuela to serve as the Chief Operating Officer of the Company. The employment agreement provides for a three year term commencing on October 1, 2007. Under the employment agreement, Mr. Rudisuela will receive a base annual salary of $200,000 and such additional compensation that is approved by the Board of Directors of the Company. If Mr. Rudisuela is terminated by the Company other than for cause, Mr. Rudisuela will be entitled to receive his base salary for a period equal to the lesser of 6 months from the date of termination or the remaining term of the employment agreement.

On January 1, 2008, Dr. Klaus Brandt entered into a new employment contract with GAIA for a three year term. Under this employment agreement, Dr. Brandt will receive a base annual salary of €200,000 and such additional compensation that is approved by the Board of Directors of the Company.

On May 18, 2007, Dr. Klaus Brandt was appointed as the Chief Executive Officer of Lithium Technology Corporation by the Company’s Board of Directors. Prior to this Dr. Klaus Brandt has been serving as a Director of the Company since September 27, 2006 and as an Executive Vice President since June 2005. Additionally, Dr. Brandt has been serving as the Managing Director of the Company’s subsidiary, GAIA, since April 2005. Pursuant to the employment agreement with Dr. Brandt, which expired on December 31, 2007, he served as the Managing Director of GAIA.

NOTE 7—STOCKHOLDERS’ EQUITY

SERIES A PREFERRED STOCK

On August 1, 2005 the Company issued to an independent foreign investor 1,000 shares of the Company’s Series A Preferred Stock. The shares of Series A Preferred Stock were entitled to receive an 8% annual cumulative dividend payable in shares of company common stock at the conversion price of the stock. The conversion price for the Series A Preferred Stock is 80% of the average closing trading prices for the common stock during the 20 trading day period prior to the date of the conversion notice. For each share of the Company’s common stock issued upon conversion of the Series A Preferred Stock, a four year warrant to purchase 1/2 of a share of Company common stock was issued at an exercise price per share equal to 125% of the conversion price of the Series A Preferred Stock upon conversion of the shares of Series A Preferred Stock by the stockholder; and for each share of Company common stock Issued upon conversion of the Series A Preferred Stock, a four year warrant to purchase 1/2 of a share of Company common stock at an exercise price per share equal to 150% of the conversion price of the Series A Preferred Stock upon conversion of the shares of Series A Preferred Stock by the stockholder.

On July 10, 2007 the stockholder of Series A Preferred Stock sent a notice of conversion for 100 shares of Series A Preferred in exchange for 1,197,243 common shares of the Company. The balance of the Series A Preferred Stock (900) was convertible at the election of the holder at any time until November 19, 2007 at a conversion price then in effect as in accordance with the Series A Preferred Stock agreement. The Series A Preferred Stock was automatically converted into Company common stock on November 19, 2007 into 9,868,421 common shares of the Company plus 2,004,494 shares, which were issued as cumulative dividend in accordance with the Series A Preferred Stock agreement. Additionally, the Company issued to the stockholder of Series A Preferred 11,065,665 warrants with exercise prices ranging from $0.1044 to $0.1368.

SERIES B PREFERRED STOCK

The Company has authorized and outstanding 100,000 shares of Series B Convertible Preferred Stock. The Company issued 100,000 preferred B shares in connection with the Debt Exchange in October 2005. The shares of Series B Convertible Preferred Stock have the same dividend rights as the Company’s common stock shares. The 100,000 shares of convertible preferred stock are convertible into an aggregate of 264,103,114 shares of common stock and have voting rights equal to 264,103,114 shares of common stock.

SERIES C PREFERRED

During 2007 the Company closed on the sale of Series C Preferred Stock in several private placement transactions. The Company sold 119,481 shares of Series C Preferred Stock for an aggregate purchase price of $17,922,117. Each share of Series C Preferred Stock is convertible into 2,500 shares of Company common stock. At a purchase price of $150 per share of Series C Preferred Stock, the effective purchase price for each underlying share of Company common stock is $0.06 per share. Additionally, the Company sold 35,868 shares of Series C Preferred Stock for an aggregate purchase price of $9,466,875. Each share of Series C Preferred Stock is convertible into 2,500 shares of Company common stock. At a purchase price of $250 per share of Series C Preferred Stock, the effective purchase price for each underlying share of Company common stock is $0.10 per share. The Company did not pay any underwriting discounts or commissions in connection with the sale of the Series C Preferred Stock in this transaction. For issuances of convertible Preferred Stock with beneficial conversion feature the discount is recognized upon issuance. In 2007 $11,773,723 was recorded, and the amount is reflected as an increase to the Net Loss to common shareholders in the Company’s statement of operation.

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

In addition to the voting rights provided above, as long as any shares of Series C Preferred Stock are outstanding, the affirmative vote or consent of the holders of two-thirds of the then-outstanding shares of Series C Preferred Stock, voting as a separate class, will be required in order for the Company to:

(i)	amend, alter or repeal, whether by merger, consolidation or otherwise, the terms of the Series C Preferred Stock or any other provision of Company Charter or Bylaws, in any way that adversely affects any of the powers, designations, preferences and relative, participating, optional and other special rights of the Series C Preferred Stock;

(ii)	issue any shares of capital stock ranking prior or superior to, or on parity with, the Series C Preferred Stock; or

(iii)	Sub divide or otherwise change shares of Series C Preferred Stock into a different number of shares whether in a merger, consolidation, combination, recapitalization, reorganization or otherwise.

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

2002 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 2002 Stock Incentive Plan (the “2002 Plan”) in January 2002. The 2002 Plan terminates in 2012. A total of 350,000 shares of common stock are reserved and available for grant. No options were granted for the years ended December 31, 2006 and 2007. The exercise price of an option granted under the 2002 Plan will not be less than the fair market value of the Company’s common stock on the date of grant; however, for any non qualified Stock Option the option price per share of common stock, may alternatively be fixed at any price deemed to be fair and reasonable, as of the date of the grant. Options granted that are not vested will be cancelled immediately upon termination of the grantee’s employment or association with LTC, except in certain situations such as retirement, death or disability. Vested options are exercisable for up to sixty months upon termination of the Grantee’s employment or association with LTC.

All outstanding employees and directors options are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding and Exercisable, January 1, 2006	131,258	$4.94
Cancelled	(12,903)	5.72

Outstanding and Exercisable December 31, 2006	118,355	$4.85
Expired	(28,453)	5.07

Outstanding and Exercisable December 31, 2007	89,902	$4.78

The following table summarizes information about stock options outstanding at December 31, 2007:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life
$2.20	750	0.5 years
$2.30	2,000	1 years
$2.80	1,000	5 years
$4.00	32,500	3.5 years
$4.40	730	3 years
$5.20	41,695	2.5 years
$5.60	9,227	3 years
$9.60	2,000	2.5 years

Balance outstanding as of December 31, 2007	89,902

WARRANTS

Warrants as of December 31, 2006 and 2007 are summarized as follows:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2005	152,436,281	$0.2852
Exercisable, December 31, 2005	150,231,019	$0.2838
Issued	23,149,243	$0.0265

Outstanding and Exercisable, December 31, 2006	175,585,524	$0.2507
Issued	11,065,665	$0.1243
Exercised	(576,000)	$0.055
Expired	(160,000)	$3.6063

Outstanding and Exercisable, December 31, 2007	185,915,189	$0.2335

The following table summarizes information about warrants outstanding as of December 31, 2007:

Exercise Price	Number of Warrants Outstanding	Time to Expiration in Years
0.693	41,438	0.4 Years
0.528	53,959	0.4 Years
0.198	40,000	0.4 Years
0.220	5,500	0.4 Years
0.187	276,471	0.4 Years
0.363	25,758	0.4 Years
0.176	43,750	0.4 Years
0.165	13,334	0.4 Years
0.198	88,889	0.4 Years
0.187	58,422	0.4 Years
0.220	95,000	0.4 Years
0.187	206,317	0.4 Years
0.055	20,000	0.6 Years

0.188	1,836,677	0.9 Years
0.200	1,106,250	0.9 Years
0.225	2,475,567	0.9 Years
0.240	1,106,250	0.9 Years
0.250	415,000	0.9 Years
0.270	638,890	0.9 Years
0.288	86,958	0.9 Years
0.300	415,000	0.9 Years
0.345	86,958	0.9 Years
1.370	35,000	0.9 Years
0.213	1,297,067	1.0 Years
0.225	277,779	1.0 Years
0.255	64,707	1.0 Years
0.270	277,779	1.0 Years
0.030	2,150,000	1.1 Years
0.039	530,000	1.1 Years
0.049	430,000	1.1 Years
0.057	380,000	1.1 Years
0.075	100,000	1.1 Years
0.150	1,770,841	1.1 Years
0.160	41,667	1.1 Years
0.170	57,693	1.1 Years
0.180	1,770,841	1.1 Years
0.190	41,667	1.1 Years
0.210	57,693	1.1 Years
0.660	25,000	1.1 Years
2.000	1,000,000	1.1 Years
0.150	20,834	1.2 Years
0.180	20,834	1.2 Years
2.400	10,500,000	1.3 Years
2.000	1,500,000	1.3 Years

0.064	200,000	1.3 Years
0.020	1,246,557	1.4 Years
0.063	100,000	1.4 Years
0.068	2,510,000	1.4 Years
0.075	100,000	1.4 Years
1.910	100,000	1.4 Years
0.063	35,450,000	1.6 Years
0.075	35,450,000	1.6 Years
0.063	10,000,000	1.7 Years
0.075	10,000,000	1.7 Years
0.380	2,205,262	1.8 Years
0.024	1,570,000	2.0 Years
0.027	822,836	2.0 Years
0.082	300,000	2.0 Years
0.086	250,000	2.0 Years
0.097	100,000	2.0 Years
0.176	25,000	2.0 Years
0.220	25,000	2.0 Years
0.352	25,000	2.0 Years
0.026	134,079	2.8 Years
0.013	40,000,000	2.8 Years
0.104	598,622	2.9 Years
0.125	598,622	2.9 Years
0.114	4,934,211	2.9 Years
0.137	4,934,211	2.9 Years
0.040	500,000	3.1 Years
0.200	500,000	4.8 Years
0.250	500,000	4.8 Years
0.024	250,000	4.8 Years
0.100	1,000,000	4.9 Years

Total warrants outstanding as of December 31, 2007	185,915,189

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

Geographic information is as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006
REVENUES:
Domestic Operations	$1,504,000	$1,585,000
European Operations	1,105,000	1,214,000

	$2,609,000	$2,799,000

LONG-LIVED ASSETS:
Domestic Operations	$101,000	$130,000
European Operations	7,688,000	5,714,000

	$7,789,000	$5,844,000

NOTE 9—SUPPLEMENTAL CASH FLOW INFORMATION

SUPPLEMENTAL CASH FLOW INFORMATION

For the Years Ended December 31,

2007	2006
Convertible debentures and accrued interest of $989,000 were converted into common stock with par value of $820,000.	Interest of $199,000 was paid through the issuance of common stock with a par value of $67,000.

Convertible debenture of $500,000 was converted into common stock with par value of $206,000.	Convertible debentures of $2,000,000 and accrued interest $345,000 were converted into Series C Convertible Preferred with par value of $733.

Convertible Preferred Series A of $1,000,000 was converted into common stock with par value of $111,000.	Convertible debentures of $200,000 and accrued interest $13,000 were converted into Series C Convertible Preferred with par value of $43.

Accrued dividends of $181,000 were paid through the issuance of common stock with a par value of $20,000.	Convertible debentures of $47,000 and accrued interest $4,000 were converted into common stock with par value of $29,000.

Convertible Preferred Series C shares with $380 par value were converted into common stock with par value of $920,000.	Convertible debentures of $1,350,000 were converted into common stock with par value of $270,000.

Discount of $325,000 was recorded on July 2007 10% Convertible Debentures.	Discount of $2,319,000 was recorded on the 8% October 2005 Convertible Debenture.

576,000 Warrants with a cashless exercise feature were converted into common stock with a total par value of $3,200.	Discount of $297,000 was recorded on Convertible Debentures.

NOTE 10—SUBSEQUENT EVENTS

2008 Debt Settlement

On February 28, 2008, the Company and GAIA executed a Debt Settlement Agreement with Arch Hill Ventures N.V., Arch Hill Real Estate N.V. and Arch Hill Capital N.V. (collectively, the “Debtholders”). Pursuant to the Agreement $5,773,707 of debt owed by LTC and GAIA to the Debtholders was settled. LTC agreed to issue to Arch Hill Capital N.V. 302,714,400 shares of LTC common stock in full and complete settlement of the Debt (the “Debt Settlement”). In the Agreement, Arch Hill Capital agreed that for a two year period it will not, directly or indirectly, without the prior written consent of LTC issue, offer, agree or offer to sell, sell, grant an option for the purchase or sale of, transfer, pledge, assign, hypothecate, distribute or otherwise encumber or dispose of the Shares. The Company is currently evaluating the accounting treatment for this transaction.

Governance Agreement

On April 28, 2008 the Company entered into a Governance Agreement (the “Governance Agreement”) with certain shareholders of the Company (the “Investors”), Stichting Gemeenschappelijk Bezit LTC, (the “Foundation”), and Arch Hill Capital NV (“Arch Hill Capital” and together with the Foundation, the “Arch Hill Parties”). The Investors include eight persons or entities that are the beneficial owners of shares of the Company’s Series C Preferred Stock and/or Common Stock. The Investors beneficially own approximately 29% of the Company’s Common Stock in the aggregate. Arch Hill Capital beneficially owns approximately 64% of the Company’s Common Stock including the shares beneficially owned by its affiliate the Foundation.

The Company, the Foundation, Arch Hill Capital and the Investors have determined that it is the best interest of the Company and its shareholders to enter into certain governance and other arrangements with respect to the Company on the terms set forth in the Governance Agreement. The Governance Agreement provides that as of the Effective Time Ralph D. Ketchum, Marnix Snijder and Clemens E.M. van Nispen tot Sevenaer, directors of the Company, resign as directors of the Company (the “Resigning Directors”) and that the number of directors of the Company be set at six. The Governance Agreement further provides that Fred J. Mulder and Theo M.M. Kremers be appointed directors of the Company as of the Effective Time to fill the vacancies on the Board of Directors resulting from the resignation of the Resigning Directors.

Consulting Agreements

In connection with the Governance Agreement, on April 28, 2008 the Company entered into a consulting agreements with each of Christiaan A. van den Berg (the “Van Den Berg Consulting Agreement”), Fred J. Mulder (the “Mulder Consulting Agreement”), OUIDA Management Consultancy B.V. (the “OUIDA Consulting Agreement”), and Romule B.V. (the “Romule Consulting Agreement”) (collectively, the “Consulting Agreements”).

Each of the Consulting Agreements has a term of one year and may be terminated on 60 days written notice. Each Consulting Agreement provides that the Consultant will consult with the directors, officers and employees of the Company concerning matters relating to the management and organization of the Company, its financial policies, the terms and conditions of employment of the Company’s employees, and generally any matter arising out of the business affairs of the Company.

The Mulder Consulting Agreement with Fred J. Mulder, a newly appointed director of the Company, provides for Mr. Mulder to spend approximately 32 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of U.S. $4,167.

The Van Den Berg Consulting Agreement with Christiaan A. van den Berg, the Chief Executive of Arch Hill Capital and the Foundation and the co-chairman of the Board of the Company, provides for Mr. van den Berg to spend approximately 32 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of US $4,167.

The Romule Consulting Agreement provides for Frits Obers, an employee of Romule B.V., to spend approximately 160 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of Euros 20,820 (approximately US $30,000 as of the date of the agreement).

The OUIDA Consulting Agreement provides for Theo Kremers, an employee of OUIDA Management Consultancy B.V. and a newly appointed director of the Company, to spend approximately 160 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of Euros 20,820 (approximately US $30,000 as of the date of the agreement).