Form 10QSB
period 2007-03-31
LITHIUM TECHNOLOGY CORP
filed 2008-08-29
CIK 804154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to _____

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

August 28, 2008, 670,924,782 shares of common stock.

Transitional Small Business Disclosure Format (check one):    Yes  ☐     No  ☒

SEC2334(9-05)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a current valid OMB control number.

EXPLANATORY NOTE

The Staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”) has granted the Company’s request to file its quarterly results for the quarters ended March 31, 2006 and March 31, 2007 together in this Report in lieu of two separate filings on Form 10-QSBs. This Report amends and supersedes in its entirety the March 31, 2006 Form 10-QSB that was filed by the Company with the SEC on May 22, 2006.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTERS ENDED MARCH 31, 2007 AND 2006

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006	March 31, 2006
	(unaudited)	(audited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$308,000	$1,976,000	$164,000
Accounts receivable	566,000	172,000	500,000
Inventories	1,812,000	1,882,000	881,000
Prepaid expenses and other current assets	175,000	200,000	288,000

Total current assets	2,861,000	4,230,000	1,833,000

Property and equipment, net	6,006,000	5,844,000	5,367,000
Related party receivables	517,000	516,000	154,000
Other assets	125,000	160,000	120,000
Debt issue costs	—	—	142,000

Total assets	$9,509,000	$10,750,000	$7,616,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,762,000	$1,952,000	$1,562,000
Related party accounts payable	1,419,000	1,388,000	1,224,000
Accrued salaries	80,000	70,000	214,000
Accrued interest	1,521,000	2,172,000	715,000
Current portion of long term debt	15,721,000	13,992,000	10,014,000
Related party debt	5,348,000	4,770,000	4,104,000
Other current liabilities and accrued expenses	1,929,000	1,839,000	898,000
Warrant liability	7,036,000	5,575,000	2,861,000

Total current liabilities	35,816,000	31,758,000	21,592,000

Total liabilities	$35,816,000	$31,758,000	$21,592,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Total Preferred Stock Authorized 100,000,000 Convertible Preferred stock A, par value $.01 per share, authorized, issued and outstanding: 1,000 at March 31, 2007, December 31, 2006 and March 31, 2006	1,000,000	1,000,000	1,000,000
Convertible Preferred stock B, par value $.01 per share, authorized, issued and outstanding: 100,000 at March 31, 2007, December 31, 2006 and March 31, 2006	1,000	1,000	1,000
Convertible Preferred stock C, par value $.01 per share, authorized 300,000, issued and outstanding: 107,979 at March 31, 2007, 97,635 at December 31, 2006 and 0 at March 31, 2006	1,000	1,000	—
Dividends in Arrears	133,000	113,000	53,000
Common stock, par value $.01 per share, authorized—750,000,000 at March 31, 2007, December 31, 2006 and March 31, 2006 respectively; issued and outstanding—422,994,852, 422,994,852 and 350,230,744 shares at March 31, 2007, December 31, 2006 and March 31, 2006, respectively.	4,230,000	4,230,000	3,569,000
Additional paid-in capital	85,001,000	83,469,000	72,114,000
Cumulative translation adjustments	(3,598,000)	(3,154,000)	(3,309,000)
Accumulated deficit	(113,075,000)	(106,668,000)	(87,404,000)

Total stockholders’ deficit	(26,307,000)	(21,008,000)	(13,976,000)

Total liabilities and stockholders’ deficit	$9,509,000	$10,750,000	$7,616,000

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	THREE MONTHS ENDED MARCH 31,
	2007	2006
	(unaudited)	(unaudited)
REVENUES
Products and services sales	$580,000	$523,000

COSTS AND EXPENSES
Cost of goods sold	983,000	321,000
Engineering, research and development	737,000	743,000
General and administrative	1,253,000	820,000
Sales and marketing	71,000	82,000
Depreciation	224,000	198,000
Amortization	—	672,000

Total costs and expenses	3,268,000	2,836,000

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(636,000)	(337,000)
Interest expense related to amortization of discount on convertible debt	(1,575,000)	(1,706,000)
Change in fair value of warrants	(1,461,000)	3,353,000
Other	(47,000)	(22,000)
Total other income (expense)	(3,719,000)	1,288,000

NET LOSS	$(6,407,000)	$(1,025,000)
Dividends on preferred shares	(20,000)	(23,000)
NET LOSS TO COMMON SHAREHOLDERS	$(6,427,000)	$(1,048,000)

OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	(444,000)	1,318,000

COMPREHENSIVE (LOSS)/INCOME	$(6,871,000)	$270,000

Weighted average number of common shares outstanding:	945,486,735	568,585,207

Basic and diluted net (loss)/income per share:	$(0.01)	$0.00

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(6,407,000)	$(1,025,000)
Adjustments
Depreciation expense	224,000	198,000
Amortization expense	—	672,000
Loss on sale of property and equipment	—	30,000
Other non cash	—	(53,000)
Warrant income/change in fair value	1,461,000	(3,353,000)
Interest expense—beneficial conversion feature	1,575,000	1,706,000
(Increase)/decrease in assets
Inventories	79,000	(299,000)
Accounts receivable	(391,000)	(265,000)
Prepaid expenses and other assets	17,000	24,000
Increase/(Decrease) in liabilities
Accounts payable & accrued expenses	249,000	108,000
Other current liabilities	—	(167,000)

Net cash used in operating activities	$(3,193,000)	$(2,424,000)

CASH FLOW FROM INVESTING ACTIVITIES
Capital Expenditures	(153,000)	(95,000)

Net cash used in investing activities	$(153,000)	$(95,000)

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	—	(304,000)
Proceeds from borrowing	136,000	1,641,000
Proceeds from equity issuance	1,552,000	1,466,000

Net cash provided by financing activities	$1,688,000	$2,803,000

NET INCREASE (DECREASE) IN CASH	$(1,658,000)	$284,000
CURRENCY EFFECTS ON CASH	$(10,000)	$(166,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,976,000	46,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$308,000	$164,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim periods. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s financial statements included in the Company’s Annual Reports on Forms 10-KSB filed with the Securities and Exchange Commission for the years ended December 31, 2007 and 2006. Operating results for the interim periods shown in this report are not necessarily indicative of the results for the full year.

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

The Company was in the development stage from February 12, 1999 through December 31, 2005. The year 2006 was the first year for which the Company was considered an operating company and was no longer in development stage.

The Company considers itself to have one operating segment. The Company is an early stage pilot-line production stage company that develops large format lithium-ion rechargeable batteries to be used as a new power source for emerging applications in the automotive, stationary power, and national security markets.

The Company’s operating plan seeks to minimize its capital requirements, but the expansion of its production capacity to meet increasing sales and refinement of its manufacturing process and equipment will require additional capital. The Company expects that operating and production expenses will increase significantly. The Company has recently entered into a number of financing transactions (see Notes 7 and 9) and is continuing to seek other financing initiatives. The Company needs to raise additional capital to meet its working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities. The Company believes that if it raises approximately $14 to $20 million in debt and equity financings it would have sufficient funds to meet its needs for working capital, repayment of debt and for capital expenditures over the next twelve months to meet expansion plans.

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

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2007, there have been no material changes to any of our significant accounting policies, except that we adopted Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 effective January 1, 2007 (see Note 6).

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2007, the Company adopted Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption did not have an effect on the Consolidated Financial Statements.

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

We have recently entered into a number of financing transactions (see Notes 7, 9 and 12). We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities and debt financing. We believe that if we raise approximately $14 to $20 million in debt and equity financings, we would have sufficient funds to meet our needs for working capital and repayment of debt and for capital expenditures over the next twelve months.

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

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2007, December 31, 2006 and March 31, 2006 is summarized as follows:

Assets under construction included equipment being constructed that was not yet placed into service.

	March 31, 2007	December 31, 2006	March 31, 2006
	(unaudited)	(audited)	(unaudited)
Land and buildings	$2,856,000	$2,667,000	$2,672,000
Technical and laboratory equipment	6,807,000	6,706,000	5,914,000
Asset under construction and equipment deposit	477,000	382,000	30,000
Office equipment and other	780,000	753,000	776,000

Less: Accumulated depreciation and amortization	(4,914,000)	(4,664,000)	(4,025,000)

	$6,006,000	$5,844,000	$5,367,000

NOTE 6—INCOME TAXES

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

March 31, 2007 is as follows:

	Foreign	Domestic	Total
Tax loss carry forwards	$20,195,000	$18,246,000	$38,441,000
Less valuation allowance	(20,195,000)	(18,246,000)	(38,441,000)

	$—	$—	$—

As a result of the Company’s continuing tax losses, the Company has recorded a full valuation allowance against a net deferred tax asset. Additionally, the Company has not recorded a liability for unrecognized tax benefits subsequent to the adoption of FIN 48.

The last nine years remain open to examination by the major taxing jurisdictions to which the Company is subject as a result of not filing tax returns for certain of those years.

NOTE 7—DEBT

	March 31, 2007	December 31, 2006	March 31, 2006
Current debt is summarized as follows:
March 2005 12% Convertible Deb., net of discount	$—	$—	$2,000,000
October 2005 8% Debenture, net of discount	3,000,000	1,425,000	3,000,000
June 2005 12% Debenture	—	—	1,350,000
Portfolio Lenders II, LLC Convertible Note	—	—	200,000
8 % Convertible Note	—	—	47,000
2006 GAIA and Dilo Debt Financing	10,002,000	9,910,000	—
May 2006 12% Convertible Debenture, net of discount	500,000	500,000	—
Loans From Financial Institutions	174,000	130,000	1,565,000
Silent Partner loans-TBG	2,045,000	2,027,000	1,852,000

Sub total current debt	$15,721,000	$13,992,000	$10,014,000

Related party debt:
Subordinated Loans from related party	$5,243,000	$4,665,000	$4,044,000
Promissory Notes	105,000	105,000	60,000

Sub total Related party debt	$5,348,000	$4,770,000	$4,104,000

Warrant liability	$7,036,000	$5,575,000	$2,861,000

Total current Debt	$28,105,000	$24,337,000	$16,979,000

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

In connection with the debenture purchase agreement, the Company entered into an escrow agreement under which put notices under the standby equity distribution agreement were deposited and certain monies received under that agreement will be received and forwarded to the debenture holder if the Company does not repay the debenture from other sources of capital. As of March 31, 2006, $2,000,000 in principal of the debentures is outstanding.

On December 8, 2006, the Company entered into an amendment to the debenture, in the original principal amount of $2,500,000, to provide that the $2,000,000 remaining principal and accrued interest payable on the debenture may be converted into shares of Company common stock at such times as shares of the Company common stock are available for conversion of such debenture. The amendment further provided that until such time as Company common stock is available for conversion, the debenture may be converted into shares of the Company’s Series C Preferred Stock which are convertible into shares of Company common stock. On December 8, 2006, the holders of the debenture converted $2,344,800 of principal and accrued interest into 73,275 shares of the Company’s Series C Preferred Stock. See Note 9 below for a description of the Company’s Series C Preferred Stock. Per EITF 00-27, the maximum discount recorded upon the amendment of the debenture was up to the face value of the converted note, therefore, the value of the beneficial conversion of $2,000,000 was recorded as a discount upon amendment with the offset to additional-paid-in capital. On the same day, upon the conversion of the note, the Company recorded an interest expense related to beneficial conversion feature of $2,000,000. On March 31, 2006 the balance of the debenture was $2,000,000. On December 31, 2006 and March 31, 2007 no amount was due under this debenture.

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

The Company determined that the warrants issued to the debenture holder qualified for classification as a liability under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company measured the fair value of the warrants at issuance and subsequently at each year end using the Black-Scholes option-pricing model with changes in fair value recognized in earnings. The value of the warrants is recorded as a liability with the offset in warrant expense.

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

As of March 31, 2006, December 31, 2006 and March 31, 2007 the amount outstanding under this debenture was $3,000,000. As of March 31, 2007, December 31, 2006 and March 31 2006, the Company has warrant liability for the debenture holder’s warrants of $1,567,000, $1,175,000 and $370,000, respectively.

The October 2005 Debenture was settled in five tranches in May and June of 2007. Settlement of the debenture consisted of issuance of a total of 77,228,495 shares of common stock and payment of $2,011,475 plus approximately $770,000 cash payment of accrued interest.

The Company recorded the conversions by debiting the note payable and crediting the common stock at par value with the balance of the credit recorded in additional paid in capital. The Company applied the accounting guidance of SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – A Replacement of FASB Statement 125” to account for the settlement of the transaction.

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

The Company determined that the 12% Debentures meet the characteristics for classification as a liability. The 12% Debentures were recorded using the guidance of EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. The Company measured the intrinsic value of the embedded conversion option using guidance of EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The value of the beneficial conversion was recorded as discount with the offset to additional-paid-in capital. As of December 31, 2005 the debentures outstanding amount was $1,350,000. The notes were converted in the third quarter of 2006. The principal amount plus accrued interest owed under the 12% Debentures as of March 31, 2006, December 31, 2006 and March 31, 2007 was $1,350,000 plus $131,000 of accrued interest, $0 plus $196,000 and $0 plus $196,000 of interest accrued, respectively.

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $174,000, $130,000 and $1,565,000 as of March 31, 2007, December 31, 2006 and March 31, 2006 respectively that are collateralized by the assets of the Company and bear European commercial standard rates.

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

As of March 31, 2006, December 31, 2006 and March 31, 2007 the amount outstanding under this debenture was $0, 9,910,000 and $10,002,000, respectively.

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

The Company determined that the May 2006 12% Debentures meet the characteristics for classification as a liability. The debenture was recorded using the guidance of EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. The Company measured the intrinsic value of the embedded conversion option using guidance of EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The value of the beneficial conversion, approximately $300,000, was recorded as a discount upon issuance with the offset to additional-paid-in capital.

The $0.20 Warrants, $0.25 Warrants and $0.10 Warrants are exercisable for a period of five years commencing on November 4, 2007. The Conversion Price Warrants are exercisable by the Debentureholder for a period of five years commencing on or after the date subsequent to November 4, 2007 on which all of the Debentures have been converted. On the date of issuance, the Company recorded a warrant liability of $59,991. As of March 31, 2007, the Company has warrant liability for the above warrants of $78,000.

The 2006 Unitholder has the following registration rights with respect to the shares of common stock into which the Debentures are convertible and warrants are exercisable. The Company has agreed to file with the SEC a registration statement covering the underlying shares of common stock on or before the 90 th day after the last closing of the sale of 2006 Units and to use its best efforts to have the registration statement declared effective within 60 days of filing. No registration statement has been filed to date.

As of March 31, 2006, December 31, 2006 and March 31, 2007 the amount outstanding under this debenture was $0, $500,000 and $500,000, respectively.

SILENT PARTNERSHIP LOANS-NON-RELATED PARTIES

Two other parties have provided silent partnership loans to GAIA. Frankendael Participatiemaatscappij N.V. (“Frankendael”) has provided a partnership loan, which bears interest at 6% per annum. Technology-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan, which bears interest at 6% per annum. GAIA is not required to pay the interest under the Frankendael Partnership Agreement until GAIA has generated an accumulated profit amounting to $4,627,000. The Frankendael Partnership loan was exchanged into Company securities during the fourth quarter 2005 (See “Debt Exchange” below). The total amount payable to TBG under the Partnership Agreements at March 31, 2007, December 31, 2006 and March 31, 2006 was $2,045,000, $2,027,000 and $1,852,000 respectively.

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

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill, a related party, which totaled $5,243,000, $4,665,000 and $4,044,000 as of March 31, 2007, December 31, 2006 and March 31, 2006. The loans bear cumulative interest at 6% per annum. Under the subordinated loan agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA.

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

As of March 31, 2007, December 31, 2006 and March 31, 2006, the outstanding debt was $105,000, $60,000 and $60,000. As of March 31, 2007, December 31, 2006 and March 31, 2006, the accumulated accrued interest was $124,000, $124,000 and $324,000, respectively.

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

The Company entered into a Financial Advisory and Investment Banking Agreement with North Coast Securities Corporation (“North Coast”) dated February 1, 2006. Subsequent to the date of the Agreement North Coast asserted claims for unpaid compensation under the Agreement. Counsel for North Coast have asserted a breach of contract claim against the Company seeking warrants to purchase 500,000 shares of Company common stock with an exercise price of $0.04 per share and $10,000 per month for the term of the Agreement for a total of $120,000. This matter has not been resolved as of the date of this report and on December 31, 2007 a lawsuit was filed in Montgomery County against the Company in this matter. Management asserts that no services were rendered to satisfy any compensation.

From time to time the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business. As such the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease the Company’s earnings in the period the changes are made. In the opinion of management, after consultation with legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows

NOTE 9—STOCKHOLDER’S EQUITY

AUTHORIZED SHARES

The Company is authorized to issue 750 million shares of the common stock and 100 million shares of preferred stock. Of the 100 million authorized shares of preferred stock, the Company designated 1,000 shares as Series A Convertible Preferred Stock, which the Company delivered to an investor in the private placement of A Units which concluded in January 2005 and 100,000 shares of Series B Convertible Preferred Stock which the Company delivered to Arch Hill Capital in connection with a debt exchange in October 2005. Additionally, the Company designated 300,000 shares of Series C Convertible Preferred. As of March 31, 2006 and 2007 zero (0) and 107,979 shares of Series C were outstanding, respectively.

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

The Series B Convertible Preferred Stock has no mandatory or optional redemption rights, thus, cannot be redeemed for cash. The Series B Convertible Preferred Stock is only convertible into the Company’s common stock upon the Company’s approval and upon the Company having enough shares of common stock authorized to issue. As the control of the conversion lies with the Company, the holder cannot force conversion, and the stock has no redemption rights, the Series B Preferred Stock is classified in permanent equity on the Company’s consolidated balance sheet.

SERIES C CONVERTIBLE PREFERRED STOCK

The Company designated 300,000 of the Company’s authorized preferred stock as Series C Preferred Stock in November 2006.

During the first quarter of 2007 the Company closed on the sale of Series C Preferred Stock in several private placement transactions. The Company sold 10,344 shares of Series C Preferred Stock for an aggregate purchase price of $1,551,617. Each share of Series C Preferred Stock is convertible into 2,500 shares of Company common stock. At a purchase price of $150 per share of Series C Preferred Stock, the effective purchase price for each underlying share of Company common stock is $0.06 per share. The Company did not pay any underwriting discounts or commissions in connection with the sale of the Series C Preferred Stock in this transaction. No shares of Series C Preferred Stock were outstanding as of March 31, 2006.

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

The Series C Preferred Stock has no mandatory or optional redemption rights, thus, cannot be redeemed for cash. The Series C Preferred Stock is only convertible into the Company’s common stock upon the Company’s approval and upon the Company having enough shares of common stock authorized to issue. As the control of the conversion lies with the Company, the holder cannot force conversion, and the stock has no redemption rights, the Series C Preferred Stock is classified in permanent equity on the Company’s consolidated balance sheet. Upon issuance of the Series C Convertible Preferred stock the par value ($0.01) is credited toward the preferred share class C, and the balance is credited toward additional paid-in capital. For issuances of convertible Preferred Stock with beneficial conversion feature the discount is recognized upon issuance as a debit and a credit to additional paid in capital. The beneficial conversion discount on the Series C Preferred Stock is shown as separate line item in the statement of stockholders’ deficit and is reflected on the income statement as an increase of loss applicable to common shareholders.

NOTE 10—SEGMENTS Segment Information

SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” (SFAS 131), defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the way it organizes its business for making operating decisions and assessing performance, the Company has determined that it has two geographical separable reportable operating segments.

Management reviews its Domestic Operations and its European Operations to evaluate performance and resources. Management has aggregated its operations into one industry segment since its Domestic and European Operations are similar and meet the aggregation criteria of SFAS 131, “Disclosures about segments of an enterprise and related information”.

Geographic information is as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Revenues
Domestic Operations	$376,000	$309,000
European Operations	204,000	214,000

	$580,000	$523,000

Long-lived assets, net
Domestic Operations	$124,000	$221,000
European Operations	5,882,000	5,146,000

	$6,006,000	$5,367,000

NOTE 11 – NET LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share. The Company made such determination because: 1) Arch Hill Capital, which controls the Company and some of the preferred shares, has the ability to authorize the necessary shares for conversion; 2) the preferred shares have no significant preferential rights above the common shares; and 3) the preferred shares will automatically convert at a later date upon proper share authorization. As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Series B Preferred Stock	264,103,114	264,103,114
Series C Preferred Stock	258,388,769	—
Common Stock	422,994,852	304,482,093

Total	945,486,735	568,585,207

Due to net losses in the three months ended March 31, 2007 and 2006, the effect of the potential common shares resulting from convertible promissory notes payable, stock options and warrants in those years were excluded, as the effect would have been anti-dilutive.

As of March 31, 2007 there are 175,575,524 warrants outstanding with a weighted average exercise of $0.251.

The Company does not have enough shares of common stock authorized to issue shares of common stock to all holders of its convertible securities upon conversion of such securities. The Company intends to seek stockholder approval of an increase in the authorized number of shares of its common stock to make available that number of shares of common stock as will be required for the conversion of all of the Company’s outstanding convertible securities and securities which may be issued as part of a new financing. Although the Company’s controlling stockholder has indicated its willingness to vote in favor of an increase in the authorized number of shares of Company common stock, no assurance can be given that the Company will be able to obtain a stockholder vote in favor of such an increase in a timely manner.

NOTE 12—SUBSEQUENT EVENTS

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

The October 2005 Debenture was settled in five tranches in May and June of 2007. Settlement of the debenture consisted of issuance of a total of 77,228,495 shares of common stock and payment of $2,011,475 plus approximately $770,000 cash payment of accrued interest.

The Company recorded the conversions by debiting the note payable and crediting the common stock at par value with the balance of the credit recorded in additional paid in capital. The Company applied the accounting guidance of SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – A Replacement of FASB Statement 125” to account for the settlement of the transaction.

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

Conversion of Series A Preferred Stock

On August 1, 2005 the Company issued to an independent foreign investor 1,000 shares of the Company’s Series A Preferred Stock (Note 9). The shares of Series A Preferred Stock were entitled to receive an 8% annual cumulative dividend payable in shares of company common stock at the conversion price of the stock. The conversion price for the Series A Preferred Stock is 80% of the average closing trading prices for the common stock during the 20 trading day period prior to the date of the conversion notice. For each share of the Company’s common stock issued upon conversion of the Series A Preferred Stock, a four year warrants to purchase 1/2 of a share of Company common stock at an exercise price per share equal to 125% of the conversion price of the Series A Preferred Stock upon conversion of the shares of Series A Preferred Stock by the stockholder; and for each share of Company common stock Issued upon conversion of the Series A Preferred Stock, a four year warrants to purchase 1/2 of a share of Company common stock at an exercise price per share equal to 150% of the conversion price of the Series A Preferred Stock upon conversion of the shares of Series A Preferred Stock by the stockholder.

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

2007 Series C Preferred Stock

During 2007 the Company closed on the sale of Series C Preferred Stock in several private placement transactions. The Company sold 119,481 shares of Series C Preferred Stock for an aggregate purchase price of $17,922,117. Each share of Series C Preferred Stock is convertible into 2,500 shares of Company common stock. At a purchase price of $150 per share of Series C Preferred Stock, the effective purchase price for each underlying share of Company common stock is $0.06 per share. Additionally, the Company sold 35,868 shares of Series C Preferred Stock for an aggregate purchase price of $9,466,875. Each share of Series C Preferred Stock is convertible into 2,500 shares of Company common stock. At a purchase price of $250 per share of Series C Preferred Stock, the effective purchase price for each underlying share of Company common stock is $0.10 per share. The Company did not pay any underwriting discounts or commissions in connection with the sale of the Series C Preferred Stock in this transaction. The accounting treatment for the 2007 issuances of Series C Preferred Stock was the same as for the previous issuances of the Series C Preferred Stock.

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

May 2006 12% Convertible Debenture

On November 30, 2007 the Company issued 20,567,132 shares of common stock for the conversion of the Debenture at an exercise price of $0.0243 per share as in accordance with the original agreement. Upon the conversion notice in November 4, 2006 of the conversion price warrants was set at $0.0243 per share.

Appointment of Chief Executive Officer – May 2007

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

As described above, the Company agreed to issue 302,714,400 common stock shares, but because the Company did not have enough shares of common stock authorized, the Company issued 45,016.84 Series C Preferred Stock in lieu of issuing 112,542,100 for partial debt settlement.

The Company and Arch Hill, which is approximately 60% beneficial owner of the Company, settled $2,146,529 of Arch Hill’s outstanding debt by issuing 45,016.18 shares of Series C Preferred Stock. Because this is a related party transaction, any losses on settlement would be recorded as an adjustment to equity with no financial statement impact. The Company recorded the Series C Preferred Stock issued at par value with the difference affecting additional paid in capital for a total impact on equity of $2,146,529.

As Arch Hill received a beneficial conversion price on the Series C Preferred Stock, a beneficial conversion feature will be recorded on the Series C. Per paragraph 5 of EITF 98-5, the embedded beneficial conversion feature will be recognized by allocating a portion of the proceeds equal to intrinsic value of the feature to additional paid in capital.

Per paragraph 6 of EITF 98-5 the amount allocated to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument. As such, in this case, the amount of the beneficial conversion feature will be limited to $2,146,529.

Series C Preferred Stock is convertible upon the Company’s authorization and upon the Company having a sufficient number of shares of common stock available for issuance. Although the Company has to approve any notice of conversion, the holder can submit a conversion option at time of issuance of the stock. As such, management believes it is appropriate to record the beneficial conversion discount at time of issuance of the Series C Preferred Stock.

As the Company has accumulated deficit and no retained earnings, the beneficial conversion will be recorded as follows: debit and credit to additional paid in capital for $2,146,529. The transaction will be shown as separate line item in the statement of stockholders’ deficit and will be reflected on the income statement as an increase of loss applicable to common shareholders. The above accounting is consistent with the Minutes of joint session with SEC of AICPA SEC regulation Committee which took place on March 20, 2001.

The balance of $3,627,179 remains payable to Arch Hill after issuance of the Series C Preferred Stock. As the conversion price is beneficial to Arch Hill at the time of the settlement agreement because the conversion price was below market on that date, a beneficial conversion discount has to be recorded on the remaining debt.

Based on management’s calculations, the beneficial conversion discount is higher than the value of the remaining note payable. As the beneficial conversion discount cannot exceed the face value of the note, it will be capped at $3,627,179. Since the debt has no redemption date subsequent to the settlement agreement, the beneficial conversion discount will be expensed immediately at the time of the debt settlement transaction.

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

Appointment of Chief Executive Officer – June 2008

Effective June 27, 2008, Theo M. M. Kremers was appointed as the Chief Executive Officer of Lithium Technology Corporation by the Company’s Board of Directors. Prior to this Mr. Kremers has been serving as a Director of the Company since May 27, 2008.

Mr. Kremers’ company, OUIDA Management Consultancy B.V. was retained by the Company in April 28 2008 to provide consulting services. Mr. Kremers is paid a monthly fee of Euros 20,820 (approximately US $30,000 as of the date of the agreement) for his services for the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO

THREE MONTHS ENDED MARCH 31, 2006

REVENUES FROM PRODUCTS SALES increased by $57,000 or 11% in the three months ended March 31, 2007 from $523,000 in the same period in 2006. The increase in sales revenues is a result of our movement from the product and process development and refinement stage to the early production stage of our products. As we are still in initial manufacturing stage enterprise, our mission continues to be to become a leading manufacturer of rechargeable lithium power solutions for advanced national security, transportation and stationary power applications. We can also license our technology and have the capability to enter into other collaborative efforts with third parties.

COST OF GOODS SOLD was $983,000 and $321,000 for the three months ended March 31, 2007 and 2006, respectively. We continue to look for cheaper sources of raw materials and more efficient production processes. We anticipate costs to decline substantially as we achieve larger economies of scale.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES during the three months ended March 31, 2007 decreased by 1% to $737,000 from $743,000 in the same period in 2006. These expenses are primarily from our advancement of technology in large high rate battery applications. These expenses relate to material consumed in the continued refinement of production process, as well as increased engineering and development time dedicated to advancement of manufacturing processes as well as time associated with the installation of new production equipment.

GENERAL AND ADMINISTRATIVE EXPENSES during the three months ended March 31, 2007 increased by $433,000 or approximately 53% to $1,253,000 from $820,000 in the same period in 2006. This increase reflects our efforts to move to larger scale manufacturing and increase financing related efforts and costs.

SALES AND MARKETING EXPENSES were $71,000 for the three months ended March 31, 2007. Sales and marketing expenses represent costs incurred from sales associates and participation in trade shows relating to the sale of cells and/or batteries.

DEPRECIATION AND AMORTIZATION during the three months ended March 31, 2007 decreased by $646,000 or 74% to $224,000 from $870,000 in the same period in 2006. The decrease is mostly attributed to amortization of deferred financing costs. In the first quarter of 2006, amortization of deferred financing cost was approximately $670,000.

INTEREST EXPENSE, NET OF INTEREST INCOME Interest expense, net of interest income for the quarter ended March 31, 2007 increased by $299,000 or 89% to $636,000 from $337,000 in the same period in 2006. Interest expense mainly represents interest accrued on the loans from the European subsidiary debt financing.

INTEREST EXPENSE RELATED TO BENEFICIAL CONVERSION Charge for beneficial conversion feature was $1,575,000 and $1,706,000, respectively, in the quarters ended March 31, 2007 and 2006. For more information concerning this please refer to the Notes to Financial Statement contained herein.

WARRANTS EXPENSE Charges for warrants were $(1,461,000) and $3,353,000 respectively, in the quarter ended March 31, 2007 and 2006. Warrants valuation is marked to market every reporting period using Black-Scholes valuation model. Fluctuation of the valuation of the warrants’ liability are reflected in the Income Statement.

NET LOSS TO COMMON SHAREHOLDERS $6,407,000 or $0.01 per share for the three months ended March 31, 2007 as compared to a net loss of $1,025,000 or $0.00 per share for the three months ended March 31, 2006.

ACCUMULATED DEFICIT Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next few years. As of March 31, 2007, our accumulated deficit was $113,075,000.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

On March 31, 2006, cash and cash equivalents were $164,000. Total liabilities on March 31, 2006 were $21,592,000 consisting of all current liabilities. On March 31, 2006, assets included $881,000 in inventories, property and equipment, net, of $5,367,000, and prepaid expenses and other assets of $288,000. As of March 31, 2006, our working capital deficit was $19,759,000. At March 31, 2007, cash and cash equivalents were $308,000. Total liabilities on March 31, 2007 were $35,816,000 consisting of all current liabilities. On March 31, 2007, assets included $1,812,000 in inventories, property and equipment, net, of $6,006,000, and prepaid expenses and other assets of $175,000. As of March 31, 2007, our working capital deficit was $32,955,000 as compared to $27,528,000 on December 31, 2006. We expect to incur substantial operating losses as we continue our commercialization efforts.

Our debt and other liabilities as of March 31, 2007, December 31, 2006 and March 31, 2006 were as follows:

	March 31, 2007	December 31, 2006	March 31, 2006
Current debt is summarized as follows:
March 2005 12% Convertible Deb., net of discount	$—	$—	$2,000,000
October 2005 8% Debenture, net of discount	3,000,000	1,425,000	3,000,000
June 2005 12% Debenture	—	—	1,350,000
Portfolio Lenders II, LLC Convertible Note	—	—	200,000
8 % Convertible Note	—	—	47,000
2006 GAIA and Dilo Debt Financing	10,002,000	9,910,000	—
May 2006 12% Convertible Debenture, net of discount	500,000	500,000	—
Loans From Financial Institutions	174,000	130,000	1,565,000
Silent Partner loans-TBG	2,045,000	2,027,000	1,852,000

Sub total current debt	$15,721,000	$13,992,000	$10,014,000
Related party debt:
Subordinated Loans from related party	$5,243,000	$4,665,000	$4,044,000
Promissory Notes	105,000	105,000	60,000

Sub total Related party debt	$5,348,000	$4,770,000	$4,104,000

Warrant liability	$7,036,000	$5,575,000	$2,861,000

Total current Debt	$28,105,000	$24,337,000	$16,979,000

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

The following is a general description of our financing transactions through March 31, 2007. See also the Notes to Consolidated Financial Statements included with this Report.

BRIDGE NOTES

The bridge notes were issued under a Bridge Financing Agreement, as amended, between LTC, Arch Hill Capital and related parties (the “Bridge Financing Agreement”). As of March 31, 2007 and 2006, $105,000 and $60,000 of advances were outstanding under the Bridge Financing Agreement, respectively. The Bridge Financing Agreement does not contain a maximum amount of funding that may be advanced under such Agreement. The amount of any additional notes provided will be related to the working capital requirements of the Company.

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

As of March 31, 2007, December 31, 2006 and March 31, 2006 $3,000,000 was outstanding under the debenture.

The October 2005 Debenture was settled in five tranches in May and June of 2007. Settlement of the debenture consisted of issuance of a total of 77,228,495 shares of common stock and payment of $2,011,475 plus approximately $770,000 cash payment of accrued interest.

The Company recorded the conversions by debiting the note payable and crediting the common stock at par value with the balance of the credit recorded in additional paid in capital. The Company applied the accounting guidance of SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – A Replacement of FASB Statement 125” to account for the settlement of the transaction.

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

The Company determined that the May 2006 12% Debentures meet the characteristics for classification as a liability. The debenture was recorded using the guidance of EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. The Company measured the intrinsic value of the embedded conversion option using guidance of EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The value of the beneficial conversion, approximately $300,000, was recorded as a discount upon issuance with the offset to additional-paid-in capital.

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

The Debentureholder sent a notice of conversion of the Debentures to the Company effective November 4, 2006. As of December 31, 2006, the Company did not have enough available shares of common stock to issue upon conversion of the Debentures, as a result, the whole debenture is carried as debt on the Company’s books until the shares to honor the conversion are delivered.

As of March 31, 2006, December 31, 2006 and March 31, 2007 the amount outstanding under this debenture was $0, $500,000 and $500,000, respectively.

SERIES C CONVERTIBLE PREFERRED STOCK

During the first quarter of 2007 the Company closed on the sale of Series C Preferred Stock in several private placement transactions. The Company sold 10,344 shares of Series C Preferred Stock for an aggregate purchase price of $1,551,617. Each share of Series C Preferred Stock is convertible into 2,500 shares of Company common stock. At a purchase price of $150 per share of Series C Preferred Stock, the effective purchase price for each underlying share of Company common stock is $0.06 per share. The Company did not pay any underwriting discounts or commissions in connection with the sale of the Series C Preferred Stock in this transaction.

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

The Series C Preferred Stock is deemed to be treated as equity since no redemption option is present. Upon issuance of the Series C Convertible Preferred stock the par value ($0.01) is credited toward the preferred share class C, and the balance is credited toward additional paid-in capital. For issuances of convertible Preferred Stock with beneficial conversion feature the discount is recognized upon issuance.

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

We have recently entered into a number of financing transactions (see Notes 7, 9 and 12). We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities and debt financing. We believe that if we raise approximately $14 to $20 million in debt and equity financings, we would have sufficient funds to meet our needs for working capital and expansion capital expenditures over the next twelve months.

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

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of March 31, 2007, we had an accumulated deficit of approximately $113,075,000. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities and debt financing. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations in the future is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CRITICAL ACCOUNTING ESTIMATES

Our discussion of results of operations and financial condition relies on our condensed consolidated financial statements that are prepared based on certain critical accounting estimates that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these estimates and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting estimates are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.

The critical accounting estimates and related risks described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 are those that depend most heavily on these judgments and estimates. As of March 31, 2007, there have been no material changes to any of the critical accounting estimates contained in our 2006 Annual Report on Form 10-KSB.

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

IN ADDITION TO THE RISK FACTORS SET FORTH IN OUR FORM 10KSB FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2007, INVESTORS SHOULD BE AWARE OF THE FOLLOWING RISKS:

•

WE HAVE A WORKING CAPITAL LOSS, WHICH MEANS THAT OUR CURRENT ASSETS ON MARCH 31, 2007 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES. We had a working capital deficit of approximately $32,955,000 at March 31, 2007, which means that our current liabilities exceeded our current assets on March 31, 2007. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.

•

WE HAVE SUBSTANTIAL INDEBTEDNESS AND ARE HIGHLY LEVERAGED. At March 31, 2007, we had total consolidated current indebtedness of approximately $35,816,000. The level of our indebtedness and related debt service requirements could negatively impact our ability to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. A substantial portion of our future cash flow from operations, if any, may be dedicated to the payment of principal and interest on our indebtedness. Our high leverage may also limit our flexibility to react to changes in business and may place us at a competitive disadvantage to less highly leveraged competitors. In addition, creditors who remain unpaid may initiate collection proceedings, which could hamper our operations due to our short-term cash needs or the effect on our assets subject to debt.

•

WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses of approximately $113,075,000 from inception to March 31, 2007, including approximately $6,427,000 of net loss to common shareholders in the quarter ended March 31, 2007. We expect to incur substantial additional operating losses in the future. During the three months ended March 31, 2007 and 2006, we generated revenues from product sales in the amounts of $580,000 and $523,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

•

WE NEED SIGNIFICANT FINANCING TO CONTINUE TO DEVELOP AND COMMERCIALIZE OUR TECHNOLOGY. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities and debt financing. We believe that if we raise approximately $14 to $20 million in debt and equity financings, we would have sufficient funds to meet our operating and expansion capital expenditures needs for at least twelve months. If we do not raise such additional capital, we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures. Additional financing may not be available on terms favorable to us or at all. Even if we do obtain financing, it may result in dilution to our stockholders.

•

WE FACE RISKS RELATED TO LATE SEC FILINGS. The review of our financial statements for the quarters ended March 31, 2008 and June 30, 2008 have not yet been completed. We have been working diligently with our auditors to complete the reviews of our quarter-end financial statements. We have also engaged outside expertise to assist us in this process. Nevertheless, the delay in the completion of the audit of the year end financial statements and reviews of the quarters’ financial statements may lead to litigation claims and/or regulatory proceedings against us and may negatively impact our financing efforts. This delay also impacted our ability to trade our shares on the OTC Bulletin Board and we were delisted in 2006, although our shares continued to trade and be reported in the Pink Sheets Electronic Quotation Service. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing. We may not be able to effectuate our current business strategy. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

•

WE FACE RISKS RELATED TO LATE TAX FILINGS. The Company has not filed its mandatory tax filling for the 2005, 2006 and 2007 fiscal years with the US Internal Revenue Service and the Commonwealth of Pennsylvania Tax Department. Management believes that the potential liability to the Company is not significant since the Company reported significant losses for the respective years. Moreover, to the best of management’s knowledge, the Company does not believe that not filing tax returns is a violation of any of its contractual covenants. The Company expects to file its tax returns for all years during the third quarter of 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Based on that evaluation, management has concluded that the Company’s controls over the accounting of certain debt and equity transactions were ineffective. This material weakness was attributed to lack of technical expertise with respect to the application of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended as well as Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” and related accounting guidance. Additionally, for the year ended December 31, 2006, the Company’s independent registered public accounting firm, Amper, Politziner & Mattia, P.C. (“AP&M) informed management and the Audit Committee of the Board of Directors that it had noted certain conditions which it had concluded, in the aggregate, represent a material weakness in the Company’s internal controls over financial reporting.

As a result, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2006, December 31, 2006, and March 31, 2007.

The Company acknowledges that certain weaknesses need to be addressed. The primary reason for said deficiencies is a current and temporary lack of adequate resources and personnel. The Company intends to take action to hire additional staff and develop the adequate policies and procedures with said enhanced staff to ensure that adequate internal controls are in place to allow for effective and timely management and reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

The Company entered into a Financial Advisory and Investment Banking Agreement with North Coast Securities Corporation (“North Coast”) dated February 1, 2006. Subsequent to the date of the Agreement North Coast asserted claims for unpaid compensation under the Agreement. Counsel for North Coast have asserted a breach of contract claim against the Company seeking warrants to purchase 500,000 shares of Company common stock with an exercise price of $0.04 per share and $10,000 per month for the term of the Agreement for a total of $120,000. This matter has not been resolved as of the date of this report and on December 31, 2007 a lawsuit was filed in Montgomery County against the Company in this matter. Management asserts that no services were rendered to satisfy any compensation.

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

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

All of the unregistered sales of the Company’s securities during the first quarter of 2006 and the first quarter of 2007 were previously included in Reports on Form 8-K and therefore not required to be reported herein.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed as part of this Report or incorporated herein by reference:

10.61	Letter Agreement with Cornell Capital Partners, LP dated January 31, 2006 (1)

10.62	Letter Agreement with Cornell Capital Partners, LP dated March 21, 2006 (2)

10.63	Fifth Amendment to Lease, dated March 31, 2006, between PMP Whitemarsh and LTC (2)

10.64	Amendment of $2.5 Million Unsecured Debenture dated January 31, 2006 (3)

10.68	Form of Stock Purchase Agreement dated as of January 12, 2007 between Lithium Technology Corporation and the purchasers of Series C Convertible Preferred Stock (4)

10.69	Form of Stock Purchase Agreement between Lithium Technology Corporation and the purchasers of Series C Convertible Preferred Stock for issuances from February 15, 2007 to November 29, 2007 (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(1)	Incorporated by reference to LTC’s Registration Statement on Form SB-2 (No. 333-131530) filed on February 3, 2006.

(2)	Incorporated by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

(3)	Incorporated by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

(4)	Incorporate by reference to LTC’s Current Report on Form 8-K dated January 12, 2007.

(5)	Incorporate by reference to LTC’s Current Report on Form 8-K dated February 15, 2007.

+	Exhibit filed herewith in this Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION
Date: August 28, 2008

	BY:	/s/ Theo M. M. Kremers
Theo M. M. Kremers
Chief Executive Officer
(Principal Executive Officer)

	BY:	/s/ Amir Elbaz
Amir Elbaz
Chief Financial Officer
(Principal Financial and Accounting Officer)