Form 10QSB
period 2007-09-30
LITHIUM TECHNOLOGY CORP
filed 2008-08-29
CIK 804154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended September 30, 2007

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

EXPLANATORY NOTE

The Staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”) has granted the Company’s request to file its quarterly results for the quarters ended September 30, 2006 and September 30, 2007 together in this Report in lieu of two separate filings on Form 10-QSBs.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTERS ENDED SEPTEMBER 30, 2007 AND 2006

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006	September 30, 2006
	(unaudited)	(audited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$279,000	$1,976,000	$1,525,000
Accounts receivable	494,000	172,000	326,000
Inventories	2,504,000	1,882,000	1,154,000
Prepaid expenses and other current assets	348,000	200,000	438,000

Total current assets	3,625,000	4,230,000	3,443,000

Property and equipment, net	7,134,000	5,844,000	5,633,000
Related party receivables	408,000	516,000	162,000
Other assets	211,000	160,000	418,000
Debt issue costs	—	—	3,000
Total assets	$11,378,000	$10,750,000	$9,659,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,327,000	$1,952,000	$1,356,000
Related party accounts payable	1,555,000	1,388,000	1,318,000
Accrued salaries	185,000	70,000	136,000
Accrued interest	427,000	2,172,000	1,564,000
Current portion of long term debt	5,781,000	13,992,000	17,015,000
Related party debt	5,654,000	4,770,000	4,072,000
Other current liabilities and accrued expenses	1,951,000	1,839,000	1,399,000
Warrant liability	21,789,000	5,575,000	4,119,000

Total current liabilities	39,669,000	31,758,000	30,979,000

Total liabilities	$39,669,000	$31,758,000	$30,979,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Total Preferred Stock Authorized 100,000,000 Convertible Preferred stock A, par value $.01 per share, authorized, issued and outstanding: 900 at September 30, 2007, and 1,000 at December 31, 2006 and September 30, 2006	900,000	1,000,000	1,000,000
Convertible Preferred stock B, par value $.01 per share, authorized, issued and outstanding: 100,000 at September 30, 2007, December 31, 2006 and September 30, 2006	1,000	1,000	1,000
Convertible Preferred stock C, par value $.01 per share, authorized 300,000, issued and outstanding: 206,903 at September 30, 2007, 97,635 at December 31, 2006 and 0 at September 30, 2006	2,000	1,000	0
Dividends in Arrears	171,000	113,000	93,000
Common stock, par value $.01 per share, authorized—750,000,000 at September 30, 2007, December 31, 2006 and September 30, 2006 respectively; issued and outstanding—548,430,255, 422,994,852 and 422,721,062 shares at September 30, 2007, December 31, 2006 and September 30, 2006, respectively.	5,484,000	4,230,000	4,230,000
Additional paid-in capital	103,227,000	83,469,000	73,599,000
Cumulative translation adjustments	(4,088,000)	(3,154,000)	(2,869,000)
Accumulated deficit	(133,988,000)	(106,668,000)	(97,374,000)

Total stockholders’ deficit	(28,291,000)	(21,008,000)	(21,320,000)

Total liabilities and stockholders’ deficit	$11,378,000	$10,750,000	$9,659,000

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	NINE MONTHS ENDED September 30,		THREE MONTHS ENDED September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Products and services sales	$2,024,000	$2,497,000	$843,000	$1,105,000

COSTS AND EXPENSES
Cost of goods sold	2,602,000	1,805,000	1,034,000	546,000
Engineering, research and development	2,320,000	2,603,000	690,000	1,034,000
General and administrative	3,930,000	5,434,000	1,130,000	2,241,000
Sales and marketing	318,000	311,000	114,000	118,000
Depreciation	693,000	618,000	236,000	213,000
Amortization	—	837,000	—	142,000

Total costs and expenses	9,863,000	11,608,000	3,204,000	4,294,000

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(1,588,000)	(2,199,000)	(252,000)	(953,000)
Interest expense related to amortization of discount on convertible debt	(1,633,000)	(1,718,000)	(58,000)	(7,000)
Change in fair value of warrants	(16,242,000)	2,096,000	(875,000)	(91,000)
Other	(18,000)	(63,000)	33,000	(22,000)
Total other expense	(19,481,000)	(1,884,000)	(1,152,000)	(1,073,000)

NET LOSS	$(27,320,000)	$(10,995,000)	$(3,513,000)	$(4,262,000)
Dividends on preferred shares	(58,000)	(63,000)	(18,000)	(21,000)
Discount expense related to beneficial conversion feature of Series C Convertible Preferred recorded upon issuance	(11,274,000)	—	(137,000)	—
NET LOSS TO COMMON SHAREHOLDERS	$(38,652,000)	$(11,058,000)	$(3,668,000)	$(4,283,000)

OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	(623,000)	1,758,000	—	272,000

COMPREHENSIVE LOSS	$(39,275,000)	$(9,300,000)	$(3,668,000)	$(4,011,000)

Weighted average number of common shares outstanding:	1,124,582,396	629,978,830	1,297,721,107	661,126,751

Basic and diluted net (loss)/income per share:	$(0.03)	$(0.02)	$(0.00)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED September 30,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(27,320,000)	$(10,995,000)
Adjustments
Depreciation	693,000	618,000
Amortization	—	837,000
Loss on sale of property and equipment	—	506,000
Non cash interest expense	—	97,000
Warrant income/change in fair value	16,242,000	(2,095,000)
Interest expense—beneficial conversion feature	1,633,000	1,718,000
(Increase)/decrease in assets
Inventories	(468,000)	(534,000)
Accounts receivable	(414,000)	(80,000)
Prepaid expenses and other assets	(206,000)	(361,000)
Increase/(Decrease) in liabilities
Accounts payable & accrued expenses	(3,133,000)	983,000
Other current liabilities	(140,000)	(202,000)

Net cash used in operating activities	$(13,113,000)	$(9,508,000)

CASH FLOW FROM INVESTING ACTIVITIES
Capital Expenditures	(1,273,000)	(1,026,000)

Net cash used in investing activities	$(1,273,000)	$(1,026,000)

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	(10,106,000)	(1,816,000)
Proceeds from borrowing	3,179,000	12,011,000
Proceeds from equity issuance	19,569,000	1,959,000

Net cash provided by financing activities	$12,642,000	$12,154,000

NET INCREASE IN CASH	$(1,744,000)	$1,620,000
CURRENCY EFFECTS ON CASH	$47,000	$(141,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,976,000	46,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$279,000	$1,525,000

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

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

As of September 30, 2007, there have been no material changes to any of our significant accounting policies, except that we adopted Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 effective January 1, 2007 (see Note 6).

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

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007, December 31, 2006 and September 30, 2006 is summarized as follows:

	September 30, 2007	December 31, 2006	September 30, 2006
	(unaudited)	(audited)	(unaudited)
Land and buildings	$3,614,000	$2,667,000	$2,779,000
Technical and laboratory equipment	8,083,000	6,706,000	6,356,000
Asset under construction and equipment deposit	202,000	382,000	14,000
Office equipment and other	918,000	753,000	609,000

Less: Accumulated depreciation and amortization	(5,683,000)	(4,664,000)	(4,125,000)

	$7,134,000	$5,844,000	$5,633,000

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

September 30, 2007 is as follows:

	Foreign	Domestic	Total
Tax loss carry forwards	$21,376,000	$19,192,000	$40,568,000
Less valuation allowance	(21,376,000)	(19,192,000)	(40,568,000)

	$—	$—	$—

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

NOTE 7—DEBT

	September 30, 2007	December 31, 2006	September 30, 2006
Current debt is summarized as follows:
July 2007 10% Convertible Deb., net of discount	$2,980,000	$—	$—
March 2005 12% Convertible Deb., net of discount	—	—	2,000,000
October 2005 8% Debenture, net of discount	—	1,425,000	3,000,000
Portfolio Lenders II, LLC Convertible Note	—	—	200,000
8% Convertible Note	—	—	5,000
2006 GAIA and Dilo Debt Financing	—	9,910,000	9,516,000
May 2006 12% Convertible Debenture, net of discount	500,000	500,000	215,000
Loans From Financial Institutions	112,000	130,000	133,000
Silent Partner loans-TBG	2,189,000	2,027,000	1,946,000

Sub total current debt	$5,781,000	$13,992,000	$17,015,000

Related party debt:
Subordinated Loans from related party	$5,549,000	$4,665,000	$4,012,000
Promissory Notes	105,000	105,000	60,000

Sub total Related party debt	$5,654,000	$4,770,000	$4,072,000

Warrant liability	$21,789,000	$5,575,000	$4,119,000

Total current debt	$33,224,000	$24,337,000	$25,206,000

JULY 2007 10% CONVERTIBLE DEBENTURE

On July 11, 2007, the European Subsidiaries Debt and accrued interest was satisfied with the payment of €6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,106 (the “Convertible Note”). The Convertible Note is convertible into shares of Company common stock at $0.10 per share. The Convertible Note accrues interest at 10% per annum and is due and payable on September 1, 2008. The Company has the right to repay the Convertible Note at any time prior to maturity without penalty. The Convertible Note will be secured by 90 million shares of Company common stock. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Note in this transaction. Issuance of the Convertible Note was exempt from registration under Section 4(2) of the Securities Act. The Convertible Note was issued to an accredited investor in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale. As of September 30, 2007, December 31, 2006 and September 30, 2006, $3,247,106, 0, and 0 was outstanding under the convertible debenture, respectively. As of September 30, 2007, December 31, 2006 and September 30, 2006, accrued interest of $73,062, 0, and 0, respectively, was outstanding under the Convertible Note. Upon issuance the Company recorded a discount from beneficial conversion feature of $324,721 that is amortized over the life of the note using the effective interest method.

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

In connection with the debenture purchase agreement, the Company entered into an escrow agreement under which put notices under the standby equity distribution agreement were deposited and certain monies received under that agreement will be received and forwarded to the debenture holder if the Company does not repay the debenture from other sources of capital. As of September 30, 2006, $2,000,000 in principal of the debentures was outstanding.

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

On September 30, 2006 the balance of the debenture was $2,000,000. On December 31, 2006 and September 30, 2007 no amount was due under this debenture.

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

As of September 30, 2006, December 31, 2006 and September 30, 2007 the amounts outstanding under this debenture were $3,000,000, $3,000,000 and $0, respectively. As of September 30, 2007, December 31, 2006 and September 30, 2006, the Company has warrant liability for the debenture holder’s warrants of $5,941,000, $1,175,000 and $783,000, respectively.

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

The Company determined that the 12% Debentures meet the characteristics for classification as a liability. The 12% Debentures were recorded using the guidance of EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. The Company measured the intrinsic value of the embedded conversion option using guidance of EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The value of the beneficial conversion was recorded as discount with the offset to additional-paid-in capital. The principal amount plus accrued interest owed under the 12% Debentures as of September 30, 2006, December 31, 2006 and September 30, 2007 was $0 plus $196,000 of accrued interest.

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $112,000 and $133, 000 as of September 30, 2007 and September 30, 2006 respectively that are collateralized by the assets of the Company and bear European commercial standard rates.

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

As of September 30, 2006 and 2007 the amount outstanding under this debenture was $9,516,000 and $0, respectively.

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

The $0.20 Warrants, $0.25 Warrants and $0.10 Warrants are exercisable for a period of five years commencing on November 4, 2007. The Conversion Price Warrants are exercisable by the Debentureholder for a period of five years commencing on or after the date subsequent to November 4, 2007 on which all of the Debentures have been converted. On the date of issuance, the Company recorded a warrant liability of $59,991. As of September 30, 2007 and 2006, the Company had warrant liability for the above warrants of $295,000 and $39,000, respectively.

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

As of September 30, 2006 December 31, 2006 and September 30, 2007 the amount outstanding under this debenture was $500,000, respectively.

SILENT PARTNERSHIP LOANS-NON-RELATED PARTIES

Two other parties have provided silent partnership loans to GAIA. Frankendael Participatiemaatscappij N.V. (“Frankendael”) has provided a partnership loan, which bears interest at 6% per annum. Technology-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan, which bears interest at 6% per annum. GAIA is not required to pay the interest under the Frankendael Partnership Agreement until GAIA has generated an accumulated profit amounting to $4,627,000. The Frankendael Partnership loan was exchanged into Company securities during the fourth quarter 2005 (See “Debt Exchange” below). The total amount payable to TBG under the Partnership Agreements at September 30, 2007, December 31, 2006 and September 30, 2006 was $2,189,000, $2,027,000 and $1,946,000 respectively.

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

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill, a related party, which totaled $5,549,000, $4,665,000 and $4,012,000 as of September 30, 2007, December 31, 2006 and September 30, 2006. The loans bear cumulative interest at 6% per annum. Under the subordinated loan agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA.

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

As of September 30, 2007, December 31, 2006 and September 30, 2006, the outstanding debt was $105,000, $105,000 and $60,000. As of September 30, 2007, December 31, 2006 and September 30, 2006, the accumulated accrued interest was $124,000, $124,000 and $324,000, respectively.

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

AUTHORIZED SHARES

The Company is authorized to issue 750 million shares of the common stock and 100 million shares of preferred stock. Of the 100 million authorized shares of preferred stock, the Company designated 1,000 shares as Series A Convertible Preferred Stock, which the Company delivered to an investor in the private placement of A Units which concluded in January 2005 and 100,000 shares of Series B Convertible Preferred Stock which the Company delivered to Arch Hill Capital in connection with a debt exchange in October 2005. Additionally, the Company designated 300,000 shares of Series C Convertible Preferred. As of September 30, 2006 and 2007 zero (0) and 206,903 shares of Series C were outstanding, respectively.

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

SERIES C CONVERTIBLE PREFERRED STOCK

The Company designated 300,000 of the Company’s authorized preferred stock as Series C Preferred Stock in November 2006.

During the first nine months of 2007 the Company closed on the sale of Series C Preferred Stock in several private placement transactions. The Company sold 126,068 shares of Series C Preferred Stock for an aggregate purchase price of $19,568,992. The Company did not pay any underwriting discounts or commissions in connection with the sale of the Series C Preferred Stock in this transaction. No shares of Series C Preferred Stock were outstanding as of September 30, 2006.

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

Geographic information is as follows:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Revenues
Domestic Operations	$1,401,000	$1,350,000
European Operations	623,000	1,147,000

	$2,024,000	$2,497,000

Long-lived assets, net
Domestic Operations	$158,000	$204,000
European Operations	6,976,000	5,429,000

	$7,134,000	$5,633,000

NOTE 11—NET LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share. The Company made such determination because: 1) Arch Hill Capital, which controls the Company and some of the preferred shares, has the ability to authorize the necessary shares for conversion; 2) the preferred shares have no significant preferential rights above the common shares; and 3) the preferred shares will automatically convert at a later date upon proper share authorization. As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Series B Preferred Stock	264,103,114	264,103,114	264,103,114	264,103,114
Series C Preferred Stock	257,149,900	—	402,214,507	—
Common Stock	776,468,093	397,023,637	458,264,775	365,875,716

Total	1,297,721,107	661,126,751	1,124,582,396	629,978,830

Due to net losses in the three and nine months ended September 30, 2007 and 2006, the effect of the potential common shares resulting from convertible promissory notes payable, stock options and warrants in those years were excluded, as the effect would have been anti-dilutive.

As of September 30, 2007 there are 175,080,524 warrants outstanding with a weighted average exercise of $0.24.

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

RESULTS OF OPERATIONS

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES FROM PRODUCTS SALES decreased by $473,000 or 19% to $2,024,000 in the nine months ended September 30, 2007 from $2,497,000 in the same period in 2006. For the three months period ended September 30, 2007 and 2006, revenues from product sales decreased by 24% or $262,000 from $1,105,000. The decrease in sales revenues is a result of some delays in projects that we were involved with and our focus on developing the iron-phosphate product line. As we are still in initial manufacturing stage enterprise, our mission continues to be to become a leading manufacturer of rechargeable lithium power solutions for advanced national security, transportation and stationary power applications. We can also license our technology and have the capability to enter into other collaborative efforts with third parties.

COST OF GOODS SOLD was $2,602,000 and $1,805,000 for the Nine months ended September 30, 2007 and 2006, respectively. For the three months periods ended September 30, 2006 and 2007, cost of goods sold increased from $546,000 to $1,034,000, respectively. We continue to look for cheaper sources of raw materials and more efficient production processes. We anticipate costs to decline substantially as we achieve larger economies of scale.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES during the nine months ended September 30, 2007 decreased by 11% to $2,320,000 from $2,603,000 in the same period in 2006. For the three months period ended September 30, 2007 and 2006, engineering, research and development expenses decreased by 33% from $1,034,000 to $690,000, respectively. These expenses are primarily from our advancement of technology in large high rate battery applications. These expenses relate to material consumed in the continued refinement of production process, as well as increased engineering and development time dedicated to advancement of manufacturing processes as well as time associated with the installation of new production equipment.

GENERAL AND ADMINISTRATIVE EXPENSES during the nine months ended September 30, 2007 decreased by $1,504,000 or approximately 28% to $3,930,000 from $5,434,000 in the same period in 2006. For the three months period ended September 30, 2007, general and administrative expenses decreased by 50% from $2,241,000 to $1,130,000 in the same period in 2006. This decrease is attributed to lower financing related efforts and costs and cost cutting measures.

SALES AND MARKETING EXPENSES were $318,000 for the nine months ended September 30, 2007 and $311,000 in the same period in 2006. For the three months period ended September 30, 2007 and 2006, sales and marketing expenses were $115,000 and $118,000, respectively. Sales and marketing expenses represent costs incurred from sales associates and participation in trade shows relating to the sale of cells and/or batteries.

DEPRECIATION AND AMORTIZATION during the nine months ended September 30, 2007 decreased by $762,000 or 52% to $693,000 from $1,455,000 in the same period in 2006. The decrease is mostly related to amortization of deferred financing costs, which was approximately $812,000 in the first nine months of 2006. For the three months period ended September 30, 2007 and 2006, depreciation and amortization expense was $235,000 and $355,000, respectively.

INTEREST EXPENSE, NET OF INTEREST INCOME Interest expense, net of interest income for nine months ended September 30, 2007 decreased by $611,000 or 28% to $1,588,000 from $2,199,000 in the same period in 2006. For the three months period ended September 30, 2007, interest expense decreased by $701,000 to $252,000 from $953,000 in the same period in 2006. Interest expense mainly represents interest accrued on the loans from the European subsidiary debt financing, which was settled in the second quarter of 2007.

INTEREST EXPENSE RELATED TO BENEFICIAL CONVERSION Charge for beneficial conversion feature was $1,633,000 and $1,718,000, respectively, for the nine months ended September 30, 2007 and 2006. For the three months period ended September 30, 2007 and 2006, interest expense related to beneficial conversion was $58,000 and $7,000, respectively. For more information concerning this please refer to the Notes to Financial Statement contained herein.

DISCOUNT EXPENSE RELATED TO BENEFICIAL CONVERSION Charge for beneficial conversion feature with regards to the issuance of Series C Convertible Preferred share was $11,274,000 and $0, for the nine months ended September 30, 2007 and 2006, respectively. For the three months period ended September 30, 2007 and 2006, discount expense related to beneficial conversion was $137,000 and $0, respectively. For more information concerning this please refer to the Notes to Financial Statement contained herein.

WARRANTS EXPENSE Charges for warrants were $(16,242,000) and $2,096,000 in the nine months periods ended September 30, 2007 and 2006, respectively. For the three months period ended September 30, 2007 and 2006, warrant expenses related to warrant valuation were $(875,000) and $(91,000) for the respective periods. Warrants valuation is marked to market every reporting period using Black-Scholes valuation model. Fluctuation of the valuation of the warrants’ liability are reflected in the Income Statement.

NET LOSS TO COMMON SHAREHOLDERS was $38,652,000 or $0.03 per share for the nine months ended September 30, 2007 as compared to a net loss of $11,058,000 or $0.02 per share for the nine months ended September 30, 2006. Net loss for common shareholders was $3,668,000 or $0.00 per share for the three months ended September 30, 2007 as compared to a net loss of $4,283,000 or $0.01 per share for the three months ended September 30, 2006.

ACCUMULATED DEFICIT Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next few years. As of September 30, 2007, our accumulated deficit was $133,988,000.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

On September 30, 2006, cash and cash equivalents were $1,525,000. Total liabilities on September 30, 2006 were $30,979,000 consisting of all current liabilities. On September 30, 2006, assets included $1,154,000 in inventories, property and equipment, net, of $5,633,000, and prepaid expenses and other assets of $438,000. As of September 30, 2006, our working capital deficit was $27,536,000. On September 30, 2007, cash and cash equivalents were $279,000. Total liabilities on September 30, 2007 were $39,669,000 consisting of all current liabilities. On September 30, 2007, assets included $2,504,000 in inventories, property and equipment, net, of $7,134,000, and prepaid expenses and other assets of $348,000. As of September 30, 2007, our working capital deficit was $36,044,000 as compared to $27,528,000 at December 31, 2006. We expect to incur substantial operating losses as we continue our commercialization efforts.

Our debt and other liabilities as of September 30, 2007, December 31, 2006 and September 30, 2006 were as follows:

	September 30, 2007	December 31, 2006	September 30, 2006
Current debt is summarized as follows:
July 2007 10% Convertible Deb., net of discount	$2,980,000	$—	$—
March 2005 12% Convertible Deb., net of discount	—	—	2,000,000
October 2005 8% Debenture, net of discount	—	1,425,000	3,000,000
Portfolio Lenders II, LLC Convertible Note	—	—	200,000
8% Convertible Note	—	—	5,000
2006 GAIA and Dilo Debt Financing	—	9,910,000	9,516,000
May 2006 12% Convertible Debenture, net of discount	500,000	500,000	215,000
Loans From Financial Institutions	112,000	130,000	133,000
Silent Partner loans-TBG	2,189,000	2,027,000	1,946,000

Sub total current debt	$5,781,000	$13,992,000	$17,015,000
Related party debt:
Subordinated Loans from related party	$5,549,000	$4,665,000	$4,012,000
Promissory Notes	105,000	105,000	60,000

Sub total Related party debt	$5,654,000	$4,770,000	$4,072,000

Warrant liability	$21,789,000	$5,575,000	$4,119,000

Current Debt	$33,224,000	$24,337,000	$25,206,000

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

The following is a general description of our financing transactions through September 30, 2007. See also the Notes to Consolidated Financial Statements included with this Report.

JULY 2007 10% CONVERTIBLE DEBENTURE

On July 11, 2007, the European Subsidiaries Debt and accrued interest was satisfied with the payment of €6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,106 (the “Convertible Note”). The Convertible Note is convertible into shares of Company common stock at $0.10 per share. The Convertible Note accrues interest at 10% per annum and is due and payable on September 1, 2008. The Company has the right to repay the Convertible Note at any time prior to maturity without penalty. The Convertible Note will be secured by 90 million shares of Company common stock. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Note in this transaction. Issuance of the Convertible Note was exempt from registration under Section 4(2) of the Securities Act. The Convertible Note was issued to an accredited investor in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale. As of September 30, 2007, December 31, 2006 and September 30, 2006, $3,247,106, 0, and 0 was outstanding under the convertible debenture, respectively. As of September 30, 2007, December 31, 2006 and September 30, 2006, accrued interest of $73,062, 0, and 0, respectively, was outstanding under the Convertible Note. Upon issuance the Company recorded a discount from beneficial conversion feature of $324,721 that is amortized over the life of the note using the effective interest method.

BRIDGE NOTES

The bridge notes were issued under a Bridge Financing Agreement, as amended, between LTC, Arch Hill Capital and related parties (the “Bridge Financing Agreement”). As of September 30, 2007 and 2006, $105,000 and $60,000 of advances were outstanding under the Bridge Financing Agreement, respectively. The Bridge Financing Agreement does not contain a maximum amount of funding that may be advanced under such Agreement. The amount of any additional notes provided will be related to the working capital requirements of the Company.

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

As of September 30, 2007, December 31, 2006 and September 30, 2006 $0, $3,000,000 and $3,000,000 were outstanding under the debenture, respectively.

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

As of September 30, 2006, December 31, 2006 and September 30, 2007 the amount outstanding under this debenture was $500,000, $500,000 and $500,000, respectively.

SERIES C CONVERTIBLE PREFERRED STOCK

During the first nine months of 2007 the Company closed on the sale of Series C Preferred Stock in several private placement transactions. The Company sold 126,068 shares of Series C Preferred Stock for an aggregate purchase price of $19,568,992. The Company did not pay any underwriting discounts or commissions in connection with the sale of the Series C Preferred Stock in this transaction.

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

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of September 30, 2007, we had an accumulated deficit of approximately $133,988,000. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities and debt financing. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations in the future is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The critical accounting estimates and related risks described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 are those that depend most heavily on these judgments and estimates. As of September 30, 2007, there have been no material changes to any of the critical accounting estimates contained in our 2006 Annual Report on Form 10-KSB.

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

IN ADDITION TO THE RISK FACTORS SET FORTH IN OUR FORM 10KSB FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2007, INVESTORS SHOULD BE AWARE OF THE FOLLOWING RISKS:

•

WE HAVE A WORKING CAPITAL LOSS, WHICH MEANS THAT OUR CURRENT ASSETS ON SEPTEMBER 30, 2007 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES. We had a working capital deficit of approximately $36,044,000 on September 30, 2007, which means that our current liabilities exceeded our current assets. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.

•

WE HAVE SUBSTANTIAL INDEBTEDNESS AND ARE HIGHLY LEVERAGED. On September 30, 2007, we had total consolidated current indebtedness of approximately $39,669,000. The level of our indebtedness and related debt service requirements could negatively impact our ability to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. A substantial portion of our future cash flow from operations, if any, may be dedicated to the payment of principal and interest on our indebtedness. Our high leverage may also limit our flexibility to react to changes in business and may place us at a competitive disadvantage to less highly leveraged competitors. In addition, creditors who remain unpaid may initiate collection proceedings, which could hamper our operations due to our short-term cash needs or the effect on our assets subject to debt.

•

WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses of approximately $133,988,000 from inception to September 30, 2007, including approximately $38,652,000 of net loss to common shareholders in the nine months ended September 30, 2007. We expect to incur substantial additional operating losses in the future. During the nine months ended September, 2007 and 2006, we generated revenues from product sales in the amounts of $2,024,000 and $2,497,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

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

As a result, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2006, December 31, 2006, and September 30, 2007.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

All of the unregistered sales of the Company’s securities during the quarter ended September 30, 2006 and the quarter ended September 30, 2007 were previously included in Reports on Form 8-K and therefore not required to be reported herein.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed as part of this Report or incorporated herein by reference:

10.69	Form of Stock Purchase Agreement between Lithium Technology Corporation and the purchasers of Series C Convertible Preferred Stock for issuances from February 15, 2007 to November 29, 2007 (1)

10.70	10% Convertible Note dated July 11, 2007 (2)

10.71	Agreement of Sublease dated July 16, 2007 between the Company and Arch Hill (3)

10.72	Contract Services Agreement for Investor Relations Services between the Company and Arch Hill dated July 16, 2007 (3)

10.73	Contract Services Agreement for Administration Services between the Company and Arch Hill dated July 16, 2007 (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(1)	Incorporate by reference to LTC’s Current Report on Form 8-K dated February 15, 2007.

(2)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated July 11, 2007.

(3)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated July 16, 2007.

+	Exhibit filed herewith in this Report.

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