Form 10KSB/A
period 2007-12-31
LITHIUM TECHNOLOGY CORP
filed 2008-09-08
CIK 804154

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. Approximately $31,781,589 as of May 2, 2008. The aggregate market value was based upon the mean between the closing bid and asked price for the common stock on May 2, 2008 as quoted by the OTC Pink Sheets $0.072.

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

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 which was originally filed with the Securities and Exchange Commission on May 15, 2008 is being filed to amend our Certification filed pursuant to Exchange Act Rule 13a-14(a) to insert a new paragraph 4(b) of the Certification which refers to the design of our internal control over financial reporting.

Other than the change noted above, this Amendment No. 1 on Form 10-KSB/A does not change our previously reported consolidated financial statements or any of the other disclosures previously contained in the Form 10-KSB filed on May 15, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION

Date: September 8, 2008	BY:	/s/ Theo M.M Kremers
Theo M.M Kremers, Chief Executive Officer
(Principal Executive Officer)

Date: September 8, 2008	BY:	/s/ Amir Elbaz
Amir Elbaz, Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theo M.M Kremers		September 8, 2008
Theo M.M Kremers	Chief Executive Officer & Director (Principal Executive Officer)

/s/ Amir Elbaz		September 8, 2008
Amir Elbaz	Chief Financial Officer, Executive Vice President, Treasurer and Director (Principal Financial and Accounting Officer)

/s/ Christiaan A. van den Berg		September 8, 2008
Christiaan A. van den Berg	Director

/s/ Fred J Mulder		September 8, 2008
Fred J Mulder	Director

/s/ Andrew J. Manning		September 8, 2008
Andrew J. Manning	Director

/s/ Klaus Brandt		September 8, 2008
Klaus Brandt	Director