Form 10-Q
period 2008-03-31
LITHIUM TECHNOLOGY CORP
filed 2008-12-31
CIK 804154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to

Commission File Number 1-10446

LITHIUM TECHNOLOGY CORPORATION

(Name of Issuer in Its Charter)

DELAWARE	13-3411148
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5115 CAMPUS DRIVE, PLYMOUTH MEETING, PENNSYLVANIA 19462

(Address of Principal Executive Offices) (Zip Code)

(610) 940-6090

(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerates filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 29, 2008, 745,924,782 shares of common stock.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,184,000	$4,458,000
Accounts receivable	322,000	527,000
Inventories	3,783,000	3,320,000
Prepaid expenses and other current assets	741,000	703,000

Total current assets	6,030,000	9,008,000
Property and equipment, net	8,517,000	7,789,000
Related party receivables	482,000	579,000
Other assets	157,000	155,000

Total assets	$15,186,000	$17,531,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,703,000	$2,704,000
Related party accounts payable	1,593,000	1,623,000
Accrued salaries	76,000	83,000
Accrued interest	462,000	504,000
Current portion of long term debt	5,658,000	5,411,000
Related party debt	4,462,000	6,332,000
Other current liabilities and accrued expenses	2,309,000	2,245,000
Warrant liability	2,295,000	15,550,000

Total current liabilities	19,558,000	34,452,000

Total liabilities	$19,558,000	$34,452,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Total Preferred Stock Authorized 100,000,000
Convertible Preferred stock B, par value $.01 per share, authorized, issued and outstanding: 100,000 at March 31, 2008 and December 31, 2007	1,000	1,000
Convertible Preferred stock C, par value $.01 per share, authorized 300,000, issued and outstanding: 263,200 at March 31, 2008 and 218,183 at December 31, 2007	3,000	2,000
Common stock, par value $.01 per share, authorized - 750,000,000 at March 31, 2008 and December 31, 2007 respectively; issued and outstanding - 670,924,782 and 630,924,782 at March 31, 2008 and December 31, 2007, respectively.	6,709,000	6,309,000
Additional paid-in capital	120,372,000	111,998,000
Cumulative translation adjustments	(3,919,000)	(4,172,000)
Accumulated deficit	(127,538,000)	(131,059,000)

Total stockholders’ deficit	(4,372,000)	(16,921,000)

Total liabilities and stockholders’ deficit	$15,186,000	$17,531,000

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	THREE MONTHS ENDED MARCH 31,
	2008	2007
	(unaudited)	(unaudited)
REVENUES
Products and services sales	$568,000	$580,000

COSTS AND EXPENSES
Cost of goods sold	1,349,000	983,000
Engineering, research and development	740,000	737,000
General and administrative	1,632,000	1,253,000
Sales and marketing	97,000	71,000
Depreciation	275,000	224,000

Total costs and expenses	4,093,000	3,268,000
OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(128,000)	(636,000)
Interest expense related to amortization of discount on convertible debt	(3,698,000)	(1,575,000)
Change in fair value of warrants	10,767,000	(1,461,000)
Other	105,000	(47,000)

Total other income (expense)	7,046,000	(3,719,000)
NET INCOME (LOSS)	$3,521,000	$(6,407,000)

Dividends on preferred shares	—	(20,000)

Discount expense related to beneficial conversion feature of Series C Convertible Preferred recorded upon issuance	(2,147,000)	—

NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$1,374,000	$(6,427,000)
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	253,000	(444,000)

COMPREHENSIVE INCOME (LOSS)	$1,627,000	$(6,871,000)

Weighted average number of common shares outstanding:	1,492,335,034	945,486,735
Basic and diluted net (loss)/income per share:	$0.00	$(0.01)

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net Income / (Net loss)	$3,521,000	$(6,407,000)
Adjustments
Depreciation expense	275,000	224,000
Warrant income/change in fair value	(10,767,000)	1,461,000
Interest expense—beneficial conversion feature	3,698,000	1,575,000
(Increase)/decrease in assets
Inventories	(262,000)	79,000
Accounts receivable	223,000	(391,000)
Prepaid expenses and other assets	(38,000)	17,000
Increase/(Decrease) in liabilities
Accounts payable & accrued expenses	(96,000)	249,000
Other current liabilities	35,000	—

Net cash used in operating activities	$(3,411,000)	$(3,193,000)

CASH FLOW FROM INVESTING ACTIVITIES
Capital Expenditures	(416,000)	(153,000)

Net cash used in investing activities	$(416,000)	$(153,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	512,000	—
Proceeds from borrowing	6,000	136,000
Proceeds from equity issuance	—	1,552,000

Net cash provided by financing activities	$518,000	$1,688,000

NET INCREASE IN CASH	$(3,309,000)	$(1,658,000)
CURRENCY EFFECTS ON CASH	$35,000	$(10,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,458,000	1,976,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,184,000	$308,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim periods. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s financial statements included in the Company’s Annual Reports on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2007. Operating results for the interim periods shown in this report are not necessarily indicative of the results for the full year.

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

The Company’s operating plan seeks to minimize its capital requirements, but the expansion of its production capacity to meet increasing sales and refinement of its manufacturing process and equipment will require additional capital. The Company expects that operating and production expenses will increase significantly. The Company has recently entered into a number of financing transactions (see Notes 8 and 10) and is continuing to seek other financing initiatives. The Company needs to raise additional capital to meet its working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities. The Company believes that if it raises approximately $14 to $20 million in debt and equity financings it would have sufficient funds to meet its needs for working capital, repayment of debt and for capital expenditures over the next twelve months to meet expansion plans.

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

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2008, there have been no material changes to any of our significant accounting policies.

NOTE 4—OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT’S PLANS TO OVERCOME

Over the past seven years, we have refocused our unique extrusion-based manufacturing process, cell technology, large battery assembly expertise, and market activities to concentrate on large-format, high rate battery applications. Our commercialization efforts are focused on applying our lithium-ion rechargeable batteries in the national security, transportation and stationary power markets.

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

We have recently entered into a number of financing transactions (see Notes 8 and 10). We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities and debt financing. We believe that if we raise approximately $14 to $20 million in debt and equity financings, we would have sufficient funds to meet our needs for working capital and repayment of debt and for capital expenditures over the next twelve months.

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

NOTE 5—INVENTORIES

Inventories primarily include raw materials and auxiliary materials required for the production process.

Inventories at March 31, 2008 and December 31, 2007 are made up of the following:

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
Finished Goods	$2,051,000	$1,814,000
Work In Process	557,000	757,000
Raw Materials	1,175,000	749,000

	$3,783,000	$3,320,000

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008 and December 31, 2007 is summarized as follows:

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
Land and buildings	$4,375,000	$3,756,000
Technical and laboratory equipment	9,657,000	8,864,000
Asset under construction and equipment deposit	178,000	285,000
Office equipment and other	1,089,000	987,000

Less: Accumulated depreciation and amortization	(6,782,000)	(6,103,000)

	$8,517,000	$7,789,000

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of March 31, 2008 is as follows:

	Foreign	Domestic	Total
Tax loss carry forwards	$22,713,000	$20,230,000	$42,943,000
Less valuation allowance	(22,713,000)	(20,230,000)	(42,943,000)

	$—	$—	$—

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

NOTE 8—DEBT

	March 31, 2008	December 31, 2007
Current debt is summarized as follows:
July 2007 10% Convertible Debenture, net of discount	$3,118,000	$3,048,000
Loans From Financial Institutions	116,000	104,000
Silent Partner loans-TBG	2,424,000	2,259,000

Sub total current debt	5,658,000	5,411,000
Related party debt:
Subordinated Loans from related party	834,000	6,272,000
Promissory Notes	3,628,000	60,000

Sub total Related party debt	4,462,000	6,332,000
Warrant liability	2,295,000	15,550,000

Total current debt	$12,415,000	$27,293,000

OCTOBER 2005 8% DEBENTURE (CORNELL CAPITAL)

On October 7, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital pursuant to which the Company issued convertible debentures in the principal amount for $3,000,000, with an original maturity date of October 1, 2006. The debentures were convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to $0.06 per share. The debentures had a one-year term and accrued interest at 8% per year. Interest and principal payments on the debenture were to commence on January 1, 2006 and end on October 1, 2006. The debenture was issued with five-year warrants to Cornell Capital to purchase 20,000,000 shares of common stock at the following exercise prices: 10,000,000 at $0.06 per share 5,000,000 at $0.07 per share and 5,000,000 at $0.10 per share. The terms of the Cornell Capital debenture were subsequently amended three times as described in our financial reports for the year 2007.

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

The October 2005 Debenture was settled in five tranches in May and June of 2007. Settlement of the debenture consisted of issuance of a total of 77,228,495 shares of common stock and payment of $2,011,475 plus approximately $770,000 cash payment of accrued interest. As of December 31, 2007 the Company reported a warrant liability for the Cornell warrants of $5,123,000.

On March 6, 2008 Yorkville Advisors (f/k/a Cornell Capital) exercised all their warrants (40,000,000) into common shares of the Company at an exercise price of $0.0128 for a total cash consideration of $512,000. The Company revalued the Cornell warrant liability immediately prior to the exercise and recognized a gain on the change in the fair value of the warrants in the Statement of Operations of $2,635,000. Warrant liability immediately prior to exercise was $2,488,000. This warrant liability was then reclassified to common stock at par value of $400,000 for 40,000,000 newly issued common shares and the balance of $2,600,000 to additional paid in capital.

JULY 2007 10% CONVERTIBLE DEBENTURE

On July 11, 2007, the European Subsidiaries Debt and accrued interest was satisfied with the payment of €6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,106 (the “Convertible Note”). The Convertible Note is convertible into shares of Company common stock at $0.10 per share. The Convertible Note accrues interest at 10% per annum and is due and payable on September 1, 2008. The Company has the right to repay the Convertible Note at any time prior to maturity without penalty. The Convertible Note will be secured by 90 million shares of Company common stock. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Note in this transaction. Issuance of the Convertible Note was exempt from registration under Section 4(2) of the Securities Act. The Convertible Note was issued to an accredited investor in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale. As of March 31, 2008 and December 31, 2007, $3,118,000 and $3,048,000 was outstanding under the convertible debenture net of debt discount of $129,000 and $199,000, respectively. As of March 31, 2008 and December 31, 2007, accrued interest of $235,422, and $154,242, respectively, was outstanding under the Convertible Note. Upon issuance, the Company recorded a discount from beneficial conversion feature of $324,721 that is amortized over the life of the note using the effective interest method.

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $116,000 and $104,000 as of March 31, 2008 and December 31, 2007, respectively, that are collateralized by the assets of the Company and bear European commercial standard rates.

SILENT PARTNERSHIP LOANS-NON-RELATED PARTIES

Two other parties have provided silent partnership loans to GAIA. Frankendael Participatiemaatscappij N.V. (“Frankendael”) has provided a partnership loan, which bears interest at 6% per annum. Technology-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan, which bears interest at 6% per annum. GAIA is not required to pay the interest under the Frankendael Partnership Agreement until GAIA has generated an accumulated profit amounting to $4,627,000. The Frankendael Partnership loan was exchanged into Company securities during the fourth quarter 2005 (See “Debt Exchange” below). The total amount payable to TBG under the Partnership Agreements at March 31, 2008 and December 31, 2007 was $2,424,000 and $2,259,000, respectively.

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

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill, a related party, which totaled $834,000 and $6,272,000 as of March 31, 2008 and December 31, 2007. The loans bear cumulative interest at 6% per annum. Under the subordinated loan agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA.

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

The Company and Arch Hill, which is approximately 64% beneficial owner of the Company, settled $2,146,529 of Arch Hill’s outstanding debt by issuing 45,016.84 shares of Series C Preferred Stock. Because this is a related party transaction, any losses on settlement would be recorded as an adjustment to equity with no financial statement impact. The Company recorded the Series C Preferred Stock issued at par value with the difference affecting additional paid in capital for a total impact on equity of $2,146,529.

As Arch Hill received a beneficial conversion price on the Series C Preferred Stock, a beneficial conversion feature was recorded on the Series C. Per paragraph 5 of EITF 98-5, the embedded beneficial conversion feature was recognized by allocating a portion of the proceeds equal to intrinsic value of the feature to additional paid in capital.

Per paragraph 6 of EITF 98-5 the amount allocated to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument. As such, in this case, the amount of the beneficial conversion feature was limited to $2,146,529.

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

As the Company has accumulated deficit and no retained earnings, the beneficial conversion will be recorded as follows: debit and credit to additional paid in capital for $2,146,529. The transaction will be shown as separate line item in the statement of stockholders’ deficit and is reflected on the income statement as a decrease of income applicable to common shareholders. The above accounting is consistent with the Minutes of joint session with SEC of AICPA SEC regulation Committee which took place on March 20, 2001.

The balance of $3,627,179 remains payable to Arch Hill after issuance of the Series C Preferred Stock, and is included in the Promissory Notes balance account detailed below. As the conversion price is beneficial to Arch Hill at the time of the settlement agreement because the conversion price was below market on that date, a beneficial conversion discount was recorded on the remaining debt.

Based on management’s calculations, the beneficial conversion discount was higher than the value of the remaining note payable. As the beneficial conversion discount cannot exceed the face value of the note, it was capped at $3,627,179. Since the debt has no redemption date subsequent to the settlement agreement, the beneficial conversion discount was expensed immediately at the time of the debt settlement transaction.

PROMISSORY NOTES

At various times during 2004, Arch Hill Capital advanced a total of $3.5 million to LTC under the Bridge Financing Agreement.

As of March 31, 2008 and December 31, 2007, the outstanding debt was $3,628,000 and $60,000. This amount represents the balance of $3,627,179, which remains payable to Arch Hill after issuance of the Series C Preferred Stock, from the February 26, 2008 Debt Settlement as described above.

As of March 31, 2008 and December 31, 2007, the accumulated accrued interest was $0 and $124,000 respectively.

NOTE 9—COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

The Company leases a 12,400 square foot research facility and corporate headquarters in a freestanding building at 5115 Campus Drive in Plymouth Meeting, Pennsylvania pursuant to a Lease Agreement dated July 22, 1994, as amended, between PMP Whitemarsh Associates and the Company. On March 31, 2007, the Company entered into an amendment to the Lease Agreement with PMP Whitemarsh Associates for the Plymouth Meeting, Pennsylvania facility. The amendment provides for a one-year lease extension that commenced on April 1, 2007 and ends on March 31, 2008, which subsequently was extended for one more year. The base annual rent under the amended lease is $165,000.

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

The Company entered into a Financial Advisory and Investment Banking Agreement with North Coast Securities Corporation (“North Coast”) dated February 1, 2006. Subsequent to the date of the Agreement North Coast asserted claims for unpaid compensation under the Agreement. Counsel for North Coast have asserted a breach of contract claim against the Company seeking warrants to purchase 500,000 shares of Company common stock with an exercise price of $0.04 per share and $10,000 per month for the term of the Agreement for a total of $120,000. On December 31, 2007 a lawsuit was filed in Montgomery County against the Company in this matter. Management asserts that no services were rendered to satisfy any compensation. This matter has not been resolved as of the date of this report.

Andrew J. Manning, a former employee of the Company, filed a complaint in October 2008, in the Superior Court of New Jersey, Morris County, Law Division, against the Company and other parties, alleging breach of contract, breach of covenant of good faith and fair dealing, negligent misrepresentation, tortious interference with Mr. Manning’s economic gain, retaliation, unjust enrichment, and intentional infliction of emotional distress. The Company and management believe that the allegations in the Complaint have no merit and the Company intends to vigorously defend the suit. This matter has not been resolved as of the date hereof.

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

NOTE 10—STOCKHOLDER’S EQUITY

AUTHORIZED SHARES

The Company is authorized to issue 750 million shares of the common stock and 100 million shares of preferred stock. Of the 100 million authorized shares of preferred stock, the Company designated 1,000 shares as Series A Convertible Preferred Stock, which the Company delivered to an investor in the private placement of A Units which concluded in January 2005 and have subsequently been converted into the Company’s common stock. Additionally, the Company designated100,000 shares of Series B Convertible Preferred Stock which the Company delivered to Arch Hill Capital in connection with a debt exchange in October 2005 which are outstanding as of March 31, 2008 and December 31, 2007. Additionally, the Company designated 300,000 shares of Series C Convertible Preferred. As of March 31, 2008 and December 31, 2007, 263,200 and 218,183 shares of Series C were outstanding, respectively.

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

SERIES C CONVERTIBLE PREFERRED STOCK

The Company designated 300,000 of the Company’s authorized preferred stock as Series C Preferred Stock in November 2006.

During the first quarter of 2008, the Company and Arch Hill, which is approximately 64% beneficial owner of the Company, settled $2,146,529 of Arch Hill’s outstanding debt by issuing 45,016.18 shares of Series C Preferred Stock.

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

The Series C Preferred Stock has no mandatory or optional redemption rights, thus, cannot be redeemed for cash. The Series C Preferred Stock is only convertible into the Company’s common stock upon the Company’s approval and upon the Company having enough shares of common stock authorized to issue. As the control of the conversion lies with the Company, the holder cannot force conversion, and the stock has no redemption rights, the Series C Preferred Stock is classified in permanent equity on the Company’s consolidated balance sheet. Upon issuance of the Series C Convertible Preferred stock the par value ($0.01) is credited toward the preferred share class C, and the balance is credited toward additional paid-in capital. For issuances of convertible Preferred Stock with beneficial conversion feature the discount is recognized upon issuance as a debit and a credit to additional paid in capital. The beneficial conversion discount on the Series C Preferred Stock is shown as separate line item in the statement of stockholders’ deficit and is reflected on the income statement as a decrease/ increase of income/loss applicable to common shareholders.

NOTE 11—SEGMENT INFORMATION

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

Geographic information is as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Revenues
Domestic Operations	$105,000	$376,000
European Operations	463,000	204,000

	$568,000	$580,000

Long-lived assets, net
Domestic Operations	101,000	124,000
European Operations	8,416,000	5,882,000

	$8,517,000	$6,006,000

NOTE 12—NET INCOME/LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share. The Company made such determination because: 1) Arch Hill Capital, which controls the Company and some of the preferred shares, has the ability to authorize the necessary shares for conversion; 2) the preferred shares have no significant preferential rights above the common shares; and 3) the preferred shares will automatically convert at a later date upon proper share authorization. As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Series B Preferred Stock	264,103,114	264,103,114
Series C Preferred Stock	587,973,405	258,388,769
Common Stock	640,258,515	422,994,852

Total	1,492,335,034	945,486,735

Due to net losses in the three months of 2007, the effect of the potential common shares resulting from convertible promissory notes payable, stock options and warrants were excluded, as the effect would have been anti-dilutive. As of March 31, 2008, there were 253,442,431 of potential common shares resulting from convertible promissory notes payable, stock options, warrants and grants that are considered to be “In-the-money”. The potential dilutive effect of these additional shares to the earnings per share (“EPS”) is insignificant due to the large number of weighted average shares outstanding used in the calculation of the EPS. The basic and fully diluted EPS as of March 31, 2008 is $0.00.

As of March 31, 2008 there are 145,915,189 warrants outstanding with a weighted average exercise of $0.294.

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

NOTE 13—SUBSEQUENT EVENTS

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

9% Convertible Notes

The Company closed on a convertible debt financing with four institutional investors from June 12, 2008 to June 26, 2008 (the “Lenders”) for a total of Euros 1.35 million (approximately U.S. $2,133,000) (the “June 2008 Financing”). The Company issued its convertible notes (the “Convertible Notes”) to the Lenders in connection with the June 2008 Financing. The Convertible Notes are convertible at $0.10 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Notes. The Convertible Notes accrue interest at 9% per annum and are due and payable on September 30, 2011 (the “Maturity Date”). All obligations of the Company under the Convertible Notes will be secured by security interests in all of the tangible and intangible fixed assets, including real estate, of the Company.

Prior to the Maturity Date, the Convertible Notes are due and payable within three months of a “Change in Control” of the Company or a “Financing”. “Change in Control” of the Company is defined to have occurred if, at any time following the date of the Convertible Notes: (A) any “person” or “group” (as such terms are used in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (other than the shareholders of the Company identified in (1) Amendment No. 16/6 to Schedule 13D filed with respect to the Company on April 29, 2008 and (2) Schedule 13D filed with respect to the Company on June 2, 2008) becomes a “beneficial owner” (as such term is used in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities; (B) a change in “control” of the Company (as the term “control” is defined in Rule 12b-2 or any successor rule promulgated under the Exchange Act) shall have occurred; (C) the shareholders or the Board of Directors of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets; or (D) the shareholders or the Board of Directors of the Company approve a merger or consolidation of the Company with any other company, other than a merger or consolidation which would result in the combined voting power of the Company’s voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation. “Financing” is defined as the consummation by the Company or any of its subsidiaries of any debt or equity financing in excess of $20,000,000.

The Convertible Notes provide that in the event of the receipt by the Company or any of its subsidiaries of any proceeds from any “Asset Sale” or “Insurance/Condemnation Award”, the Company shall apply within thirty (30) Business Day after the receipt thereof the net after-tax proceeds therefrom to pay in cash the principal and all accrued but unpaid interest hereunder. “Asset Sale” means any sale, transfer, conveyance or other disposition by the Company or any of its subsidiaries of any of its property or assets, other than the sale of inventory in the ordinary course of business. “Insurance/Condemnation Award” means the receipt by the Company or any of its subsidiaries of any proceeds received under any casualty insurance polity maintained by or for the benefit of the Company or any of its subsidiaries or as a result of the taking of any assets of the Company or any of its subsidiaries pursuant to the power of eminent domain or condemnation.

Resignation of Chief Financial Officer

Effective October 15, 2008, Amir Elbaz resigned as the Chief Financial Officer of the Company. Mr. Elbaz continued working with the Company during a transition period up to November 30, 2008.

Other

During July of 2008 the Company discontinued the manufacturing of flat Li Ion cells at its Plymouth Meeting, PA facility and at the same time the pricing structure for cylindrical cells was changed. Any impact on value of inventory will be reflected during the third quarter ended September 30, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the financial statements and the accompanying notes thereto included elsewhere in this Report.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the successful commercialization of our batteries, future demand for our products, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, our ability to consummate future financings and other risks and uncertainties, certain of which are beyond our control. Additional factors that could affect the Company’s forward-looking statements include, among other things: the restatement of the Company’s financial statements for the fiscal year ended December 31, 2004, and the delay in filing financial statements and periodic reports with the Securities and Exchange Commission for the fiscal years ended December 31, 2005, December 31, 2006 and December 31, 2007 and the quarterly periods ended March 31, 2008, June 30, 2008 and September 30, 2008; negative reactions from the Company’s stockholders, creditors, customer or employees to the results of the review and restatement or delay in providing financial information and periodic reports; the impact and result of any litigation (including private litigation), or of any investigation by the Securities and Exchange Commission or any investigation by any other governmental agency related to the Company; the Company’s ability to manage its operations during and after the financial statement restatement process; and the Company’s ability to successfully implement internal controls and procedures that remediate any material weakness in controls and ensure timely, effective and accurate financial reporting. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO

THREE MONTHS ENDED MARCH 31, 2007

REVENUES FROM PRODUCTS SALES decreased by $12,000 or 2% in the three months ended March 31, 2008 from $580,000 in the same period in 2007. The decrease in sales is attributed to some scheduling delays in the projects the Company is involved with. As we are still an initial manufacturing stage enterprise, our mission continues to be to become a leading manufacturer of rechargeable lithium power solutions for advanced national security, transportation and stationary power applications.

COST OF GOODS SOLD was $1,349,000 and $983,000 for the three months ended March 31, 2008 and 2007, respectively. The increase in the cost of goods sold is a result of production changes. We continue to look for cheaper sources of raw materials and more efficient production processes. We anticipate costs to decline substantially as we achieve larger economies of scale.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES during the three months ended March 31, 2008 increased by 0.5% to $740,000 from $737,000 in the same period in 2007. These expenses are primarily from our advancement of technology in large high rate battery applications. These expenses relate to material consumed in the continued refinement of production process, as well as increased engineering and development time dedicated to advancement of manufacturing processes as well as time associated with the installation of new production equipment.

GENERAL AND ADMINISTRATIVE EXPENSES during the three months ended March 31, 2008 increased by $379,000 or approximately 30% to $1,632,000 from $1,253,000 in the same period in 2007. This increase reflects our efforts to move to larger scale manufacturing, hiring of professional consultants, and increased financing related efforts and costs.

SALES AND MARKETING EXPENSES were $97,000 for the three months ended March 31, 2008 and increase of 37% from the same period in 2007. The increase in this expense is attributed to our increased efforts to sell our products around the world. Sales and marketing expenses represent costs incurred from sales associates and participation in trade shows relating to the sale of cells and/or batteries.

DEPRECIATION AND AMORTIZATION during the three months ended March 31, 2008 increased by $51,000 or 23% to $275,000 from $224,000 in the same period in 2007. The increase is a result of additional fixed assets in our Company.

INTEREST EXPENSE, NET OF INTEREST INCOME Interest expense, net of interest income for the quarter ended March 31, 2008 decreased by $508,000 or 80% to $128,000 from $636,000 in the same period in 2007. The decrease in interest expense is a result of debt repayments and settlements that occurred in the first quarter of 2008.

INTEREST EXPENSE RELATED TO BENEFICIAL CONVERSION Charge for beneficial conversion feature was $3,698,000 and $1,575,000, respectively, in the quarters ended March 31, 2008 and 2007. For more information concerning this, please refer to the Notes to Financial Statement contained herein.

WARRANTS EXPENSE Charges for warrants were $10,767,000 and $(1,461,000) respectively, in the quarters ended March 31, 2008 and 2007. Warrants valuation is marked to market every reporting period using Black-Scholes valuation model. Fluctuations resulting from the valuation of the warrants’ liability are reflected in the Statement of Operations. Approximately $2.6 million of the gain recorded in the Statement of Operations for the quarter ended March 31, 2008 resulted from revaluation of Yorkville Advisors (f/k/a/Cornell Capital) warrants immediately prior to the exercise.

NET INCOME (LOSS) TO COMMON SHAREHOLDERS $1,374,000 or $0.00 per share for the three months ended March 31, 2008 as compared to a net loss of $(6,427,000) or $(0.01) per share for the three months ended March 31, 2007.

ACCUMULATED DEFICIT Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next few years. As of March 31, 2008, our accumulated deficit was $127,538,000.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

On March 31, 2008, cash and cash equivalents were $1,184,000. Total liabilities on March 31, 2008 were $19,558,000 consisting of all current liabilities. On March 31, 2008, assets included $3,783,000 in inventories, net property and equipment of $8,517,000, and prepaid expenses and other assets of $741,000. As of March 31, 2008, our working capital deficit was $13,528,000 as compared to $25,444,000 on December 31, 2007. We expect to incur substantial operating losses as we continue our commercialization efforts.

Our debt and other liabilities as of March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
Current debt is summarized as follows:
July 2007 10% Convertible Debenture, net of discount	$3,118,000	$3,048,000
Loans From Financial Institutions	116,000	104,000
Silent Partner loans-TBG	2,424,000	2,259,000

Sub total current debt	5,658,000	5,411,000
Related party debt:
Subordinated Loans from related party	834,000	6,272,000
Promissory Notes	3,628,000	60,000

Sub total Related party debt	4,462,000	6,332,000
Warrant liability	2,295,000	15,550,000

Total current debt	$12,415,000	$27,293,000

For more detailed information on long-term liabilities, see Note 8 to our financial statements contained herein.

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

The following is a general description of our financing transactions through March 31, 2008. See also the Notes to Consolidated Financial Statements included with this Report.

OCTOBER 2005 8% DEBENTURE (CORNELL CAPITAL)

On October 7, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital pursuant to which the Company issued convertible debentures in the principal amount for $3,000,000, with an original maturity date of October 1, 2006. The debentures were convertible at the option of Cornell Capital any time up to maturity at a conversion price equal to $0.06 per share. The debentures had a one-year term and accrued interest at 8% per year. Interest and principal payments on the debenture were to commence on January 1, 2006 and end on October 1, 2006. The debenture was issued with five-year warrants to Cornell Capital to purchase 20,000,000 shares of common stock at the following exercise prices: 10,000,000 at $0.06 per share 5,000,000 at $0.07 per share and 5,000,000 at $0.10 per share. The terms of the Cornell Capital debenture were subsequently amended three times as described in our financial reports for the year 2007.

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

The October 2005 Debenture was settled in five tranches in May and June of 2007. Settlement of the debenture consisted of issuance of a total of 77,228,495 shares of common stock and payment of $2,011,475 plus approximately $770,000 cash payment of accrued interest. As of December 31, 2007 the Company reported a warrant liability for the Cornell warrants of $5,123,000.

On March 6, 2008 Yorkville Advisors (f/k/a Cornell Capital) exercised all their warrants (40,000,000) into common shares of the Company at an exercise price of $0.0128 for a total cash consideration of $512,000. The Company revalued the Cornell warrant liability immediately prior to the exercise and recognized a gain on the change in the fair value of the warrants in the Statement of Operations of $2,635,000. Warrant liability immediately prior to exercise was $2,488,000. This warrant liability was then reclassified to common stock at par value of $400,000 for 40,000,000 newly issued common shares and the balance of $2,600,000 to additional paid in capital.

JULY 2007 10% CONVERTIBLE DEBENTURE

On July 11, 2007, the European Subsidiaries Debt and accrued interest was satisfied with the payment of €6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,106 (the “Convertible Note”). The Convertible Note is convertible into shares of Company common stock at $0.10 per share. The Convertible Note accrues interest at 10% per annum and is due and payable on September 1, 2008. The Company has the right to repay the Convertible Note at any time prior to maturity without penalty. The Convertible Note will be secured by 90 million shares of Company common stock. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Note in this transaction. Issuance of the Convertible Note was exempt from registration under Section 4(2) of the Securities Act. The Convertible Note was issued to an accredited investor in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale. As of March 31, 2008 and December 31, 2007, $3,118,000 and $3,048,000 was outstanding under the convertible debenture net of debt discount of $129,000 and $199,000, respectively. As of March 31, 2008 and December 31, 2007, accrued interest of $235,422, and $154,242, respectively, was outstanding under the Convertible Note. Upon issuance, the Company recorded a discount from beneficial conversion feature of $324,721 that is amortized over the life of the note using the effective interest method.

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $116,000 and $104,000 as of March 31, 2008 and December 31, 2007, respectively, that are collateralized by the assets of the Company and bear European commercial standard rates.

SILENT PARTNERSHIP LOANS-NON-RELATED PARTIES

Two other parties have provided silent partnership loans to GAIA. Frankendael Participatiemaatscappij N.V. (“Frankendael”) has provided a partnership loan, which bears interest at 6% per annum. Technology-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan, which bears interest at 6% per annum. GAIA is not required to pay the interest under the Frankendael Partnership Agreement until GAIA has generated an accumulated profit amounting to $4,627,000. The Frankendael Partnership loan was exchanged into Company securities during the fourth quarter 2005 (See “Debt Exchange” below). The total amount payable to TBG under the Partnership Agreements at March 31, 2008 and December 31, 2007 was $2,424,000 and $2,259,000, respectively.

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

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill, a related party, which totaled $834,000 and$6,272,000 as of March 31, 2008 and December 31, 2007. The loans bear cumulative interest at 6% per annum. Under the subordinated loan agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA.

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

The Company and Arch Hill, which is approximately 64% beneficial owner of the Company, settled $2,146,529 of Arch Hill’s outstanding debt by issuing 45,016.18 shares of Series C Preferred Stock. Because this is a related party transaction, any losses on settlement would be recorded as an adjustment to equity with no financial statement impact. The Company recorded the Series C Preferred Stock issued at par value with the difference affecting additional paid in capital for a total impact on equity of $2,146,529.

As Arch Hill received a beneficial conversion price on the Series C Preferred Stock, a beneficial conversion feature was recorded on the Series C. Per paragraph 5 of EITF 98-5, the embedded beneficial conversion feature was recognized by allocating a portion of the proceeds equal to intrinsic value of the feature to additional paid in capital.

Per paragraph 6 of EITF 98-5 the amount allocated to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument. As such, in this case, the amount of the beneficial conversion feature was limited to $2,146,529.

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

As the Company has accumulated deficit and no retained earnings, the beneficial conversion was recorded as follows: debit and credit to additional paid in capital for $2,146,529. The transaction will be shown as separate line item in the statement of stockholders’ deficit and is reflected on the income statement as a decrease/increase of income/loss applicable to common shareholders. The above accounting is consistent with the Minutes of joint session with SEC of AICPA SEC regulation Committee which took place on March 20, 2001.

The balance of $3,627,179 remains payable to Arch Hill after issuance of the Series C Preferred Stock, and is included in the Promissory Notes account detailed below. As the conversion price is beneficial to Arch Hill at the time of the settlement agreement because the conversion price was below market on that date, a beneficial conversion discount has to be recorded on the remaining debt.

Based on management’s calculations, the beneficial conversion discount is higher than the value of the remaining note payable. As the beneficial conversion discount cannot exceed the face value of the note, it was capped at $3,627,179. Since the debt has no redemption date subsequent to the settlement agreement, the beneficial conversion discount was expensed immediately at the time of the debt settlement transaction.

PROMISSORY NOTES

At various times during 2004, Arch Hill Capital advanced a total of $3.5 million to LTC under the Bridge Financing Agreement.

As of March 31, 2008 and December 31, 2007, the outstanding debt was $3,628,000 and $60,000. This amount represents the balance of $3,627,179 remains payable to Arch Hill after issuance of the Series C Preferred Stock, from the February 26, 2008 Debt Settlement as described above.

As of March 31, 2008 and December 31, 2007, the accumulated accrued interest was $0 and $124,000 respectively.

SERIES C CONVERTIBLE PREFERRED STOCK

During the first quarter of 2008, the Company and Arch Hill, which is approximately 64% beneficial owner of the Company, settled $2,146,529 of Arch Hill’s outstanding debt by issuing 45,016.18 shares of Series C Preferred Stock.

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

Management plans to use a more aggressive pricing structure through price reductions to be able to address the market more aggressively in order to obtain larger volume contracts. This price reduction will have an impact on the valuation of the finished goods inventory which will be accounted for in the third quarter ended September 30, 2008. All proposals sent out during the first two quarters of 2008 were based on the valuation of inventory at that time prior to any price reductions.

We have recently entered into a number of financing transactions (see Notes 8 and 10). We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities and debt financing. We believe that if we raise approximately $14 to $20 million in debt and equity financings, we would have sufficient funds to meet our needs for working capital and expansion capital expenditures over the next twelve months.

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

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of March 31, 2008, we had an accumulated deficit of approximately $127,538,000. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities and debt financing. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations in the future is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The critical accounting estimates and related risks described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 are those that depend most heavily on these judgments and estimates. As of March 31, 2008, there have been no material changes to any of the critical accounting estimates contained in our 2007 Annual Report on Form 10-KSB.

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

IN ADDITION TO THE RISK FACTORS SET FORTH IN OUR FORM 10KSB FOR THE YEAR ENDED DECEMBER 31, 2007, INVESTORS SHOULD BE AWARE OF THE FOLLOWING RISKS:

•

WE HAVE A WORKING CAPITAL LOSS, WHICH MEANS THAT OUR CURRENT ASSETS ON MARCH 31, 2008 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES. We had a working capital deficit of approximately $13,528,000 at March 31, 2008, which means that our current liabilities exceeded our current assets on March 31, 2008. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.

•

WE HAVE SUBSTANTIAL INDEBTEDNESS AND ARE HIGHLY LEVERAGED. At March 31, 2008, we had total consolidated current indebtedness of approximately $19,558,000. The level of our indebtedness and related debt service requirements could negatively impact our ability to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. A substantial portion of our future cash flow from operations, if any, may be dedicated to the payment of principal and interest on our indebtedness. Our high leverage may also limit our flexibility to react to changes in business and may place us at a competitive disadvantage to less highly leveraged competitors. In addition, creditors who remain unpaid may initiate collection proceedings, which could hamper our operations due to our short-term cash needs or the effect on our assets subject to debt.

•

WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses of approximately $127,538,000 from inception to March 31, 2008, including approximately $1,374,000 of income to common shareholders in the quarter ended March 31, 2008. We expect to incur substantial additional operating losses in the future. During the three months ended March 31, 2008 and 2007, we generated revenues from product sales in the amounts of $568,000 and $580,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

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

•

WE FACE RISKS RELATED TO LATE SEC FILINGS. The review of our financial statements for the quarter ended September 30, 2008 has not yet been completed. We have been working diligently with our auditors to complete the reviews of our quarter-end financial statements. We have also engaged outside expertise to assist us in this process. Nevertheless, the delay in the completion of the audit of the yearend financial statements and reviews of the quarters’ financial statements may lead to litigation claims and/or regulatory proceedings against us and may negatively impact our financing efforts. This delay also impacted our ability to trade our shares on the OTC Bulletin Board and we were delisted in 2006, although our shares continued to be traded and reported in the Pink Sheets Electronic Quotation Service. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing. We may not be able to effectuate our current business strategy. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

•

WE FACE RISKS RELATED TO LATE TAX FILINGS. The Company has not filed its mandatory tax filing for the 2005, 2006 and 2007 fiscal years with the US Internal Revenue Service and the Commonwealth of Pennsylvania Tax Department. Management believes that the potential liability to the Company is not significant since the Company reported significant losses for the respective years. Moreover, to the best of management’s knowledge, the Company does not believe that not filing tax returns is a violation of any of its contractual covenants. The Company expects to file its tax returns for all years during the fourth quarter of 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. Based on that evaluation, management has concluded that the Company’s controls over the accounting of certain debt and equity transactions were ineffective. This material weakness was attributed to lack of technical expertise with respect to the application of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended as well as Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” and related accounting guidance.

As a result, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company entered into a Financial Advisory and Investment Banking Agreement with North Coast Securities Corporation (“North Coast”) dated February 1, 2006. Subsequent to the date of the Agreement North Coast asserted claims for unpaid compensation under the Agreement. Counsel for North Coast have asserted a breach of contract claim against the Company seeking warrants to purchase 500,000 shares of Company common stock with an exercise price of $0.04 per share and $10,000 per month for the term of the Agreement for a total of $120,000. On December 31, 2007 a lawsuit was filed in Montgomery County against the Company in this matter. Management asserts that no services were rendered to satisfy any compensation. This matter has not been resolved as of the date of this report.

Andrew J. Manning, a former employee of the Company, filed a complaint in October 2008, in the Superior Court of New Jersey, Morris County, Law Division, against the Company and other parties, alleging breach of contract, breach of covenant of good faith and fair dealing, negligent misrepresentation, tortious interference with Mr. Manning’s economic gain, retaliation, unjust enrichment, and intentional infliction of emotional distress. The Company and management believe that the allegations in the Complaint have no merit and the Company intends to vigorously defend the suit. This matter has not been resolved as of the date hereof.

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

ITEM 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

All of the unregistered sales of the Company’s securities during the first quarter of 2008 were previously included in Reports on Form 8-K and therefore not required to be reported herein.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed as part of this Report or incorporated herein by reference:

10.75	Debt Settlement Agreement dated February 27, 2008, by and among Lithium Technology Corporation, GAIA Akkumulatorenwerke GmbH, Arch Hill Ventures N.V., Arch Hill Real Estate N.V. and Arch Hill Capital N.V. (1)

10.78	Share Issuance Agreement dated March 6, 2008 between the Company and Arch Hill Capital N.V. (2)

31.1	Certification of Chief Executive Officer and Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(1)	Incorporated by reference to LTC’s Current Report on Form 8-K dated February 28, 2008.

(2)	Incorporated by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

+	Exhibit filed herewith in this Report.

(b) Reports on Form 8K. During the quarter ended March 31, 2008, we filed the following Reports on Form 8-K.

We filed a Report on Form 8K dated February 21, 2008, reporting on two press releases issued by the Company.

We filed a Report on Form 8K dated February 28, 2008, reporting on a debt settlement agreement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION
Date: December 30, 2008

	BY:	/s/ Theo M. M. Kremers
Theo M. M. Kremers Chief Executive Officer (Principal Executive Officer and Acting Principal Financial Officer)