Form 10-Q
period 2008-06-30
LITHIUM TECHNOLOGY CORP
filed 2008-12-31
CIK 804154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended June 30, 2008

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

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$655,000	$4,458,000
Accounts receivable	651,000	527,000
Inventories	3,316,000	3,320,000
Prepaid expenses and other current assets	518,000	703,000

Total current assets	5,140,000	9,008,000
Property and equipment, net	8,361,000	7,789,000
Related party receivables	479,000	579,000
Other assets	147,000	155,000

Total assets	$14,127,000	$17,531,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,590,000	$2,704,000
Related party accounts payable	1,588,000	1,623,000
Accrued salaries	48,000	83,000
Accrued interest	543,000	504,000
Current portion of long term debt	7,871,000	5,411,000
Related party debt	4,553,000	6,332,000
Other current liabilities and accrued expenses	2,005,000	2,245,000
Warrant liability	4,640,000	15,550,000

Total current liabilities	23,838,000	34,452,000

Total liabilities	$23,838,000	$34,452,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Total Preferred Stock Authorized 100,000,000
Convertible Preferred stock B, par value $.01 per share, authorized, issued and outstanding: 100,000 at June 30, 2008 and December 31, 2007	1,000	1,000
Convertible Preferred stock C, par value $.01 per share, authorized 300,000, issued and outstanding: 263,200 at June 30, 2008 and 218,183 at December 31, 2007	3,000	2,000
Common stock, par value $.01 per share, authorized—750,000,000 at June 30, 2008 and December 31, 2007 respectively; issued and outstanding - 670,924,782 and 630,924,782 at June 30, 2008 and December 31, 2007, respectively.	6,709,000	6,309,000
Additional paid-in capital	120,372,000	111,998,000
Cumulative translation adjustments	(3,915,000)	(4,172,000)
Accumulated deficit	(132,881,000)	(131,059,000)

Total stockholders’ deficit	(9,711,000)	(16,921,000)

Total liabilities and stockholders’ deficit	$14,127,000	$17,531,000

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Products and services sales	$2,296,000	$1,181,000	$1,728,000	$601,000

COSTS AND EXPENSES
Cost of goods sold	3,268,000	1,568,000	1,919,000	585,000
Engineering, research and development	1,489,000	1,630,000	749,000	893,000
General and administrative	3,104,000	2,800,000	1,472,000	1,547,000
Sales and marketing	356,000	204,000	259,000	133,000
Depreciation	583,000	457,000	308,000	233,000

Total costs and expenses	8,800,000	6,659,000	4,707,000	3,391,000
OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(210,000)	(1,336,000)	(82,000)	(700,000)
Interest expense related to amortization of discount on convertible debt	(3,772,000)	(1,575,000)	(74,000)	—
Change in fair value of warrants	8,423,000	(15,367,000)	(2,344,000)	(13,906,000)
Other	241,000	(51,000)	136,000	(4,000)

Total other income (expense)	4,682,000	(18,329,000)	(2,364,000)	(14,610,000)

NET LOSS	$(1,822,000)	$(23,807,000)	$(5,343,000)	$(17,400,000)
Dividends on preferred shares	—	(40,000)	—	(20,000)
Discount expense related to beneficial conversion feature of Series C Convertible Preferred recorded upon issuance	(2,147,000)	(11,137,000)	—	(11,137,000)

NET LOSS TO COMMON SHAREHOLDERS	$(3,969,000)	$(34,984,000)	$(5,343,000)	$(28,557,000)
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	257,000	(623,000)	257,000	(623,000)

COMPREHENSIVE LOSS	$(3,712,000)	$(35,607,000)	$(5,086,000)	$(29,180,000)

Weighted average number of common shares outstanding:	1,542,959,622	1,022,080,501	1,575,522,095	1,087,315,595
Basic and diluted net loss per share:	$(0.00)	$(0.03)	$(0.00)	$(0.03)

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,822,000)	$(23,807,000)
Adjustments
Depreciation expense	583,000	457,000
Warrant income/change in fair value	(8,423,000)	15,366,000
Interest expense—beneficial conversion feature	3,772,000	1,575,000
(Increase)/decrease in assets
Inventories	188,000	(405,000)
Accounts receivable	(95,000)	(322,000)
Prepaids expenses and other assets	251,000	(18,000)
Increase/(Decrease) in liabilities
Accounts payable & accrued expenses	(287,000)	(2,256,000)
Other current liabilities	(241,000)	(150,000)

Net cash used in operating activities	$(6,074,000)	$(9,560,000)

CASH FLOW FROM INVESTING ACTIVITIES
Capital Expenditures	(541,000)	(560,000)

Net cash used in investing activities	$(541,000)	$(560,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	512,000	—
Repayment of debt	—	(2,029,000)
Proceeds from borrowing	2,242,000	1,323,000
Proceeds from equity issuance	—	17,922,000

Net cash provided by financing activities	$2,754,000	$17,216,000

NET INCREASE IN CASH	$(3,861,000)	$7,096,000
CURRENCY EFFECTS ON CASH	$58,000	$13,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,458,000	1,976,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$655,000	$9,085,000

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

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2008, there have been no material changes to any of our significant accounting policies.

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

NOTE 5—INVENTORIES

Inventories primarily include raw materials and auxiliary materials required for the production process.

Inventories at June 30, 2008 and December 31, 2007 are made up of the following:

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Finished Goods	$1,771,000	$1,814,000
Work In Process	561,000	757,000
Raw Materials	984,000	749,000

	$3,316,000	$3,320,000

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008 and December 31, 2007 is summarized as follows:

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Land and buildings	$4,390,000	$3,756,000
Technical and laboratory equipment	9,721,000	8,864,000
Asset under construction and equipment deposit	193,000	285,000
Office equipment and other	1,111,000	987,000

Less: Accumulated depreciation and amortization	(7,054,000)	(6,103,000)

	$8,361,000	$7,789,000

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

June 30, 2008 is as follows:

	Foreign	Domestic	Total
Tax loss carry forwards	$23,387,000	$20,942,000	$44,329,000
Less valuation allowance	(23,387,000)	(20,942,000)	(44,329,000)

	$—	$—	$—

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

NOTE 8—DEBT

	June 30, 2008	December 31, 2007
Current debt is summarized as follows:
July 2007 10% Convertible Debenture, net of discount	$3,193,000	$3,048,000
June 2008 9% Convertible Debenture, net of discount	2,133,000	—
Loans From Financial Institutions	122,000	104,000
Silent Partner loans-TBG	2,423,000	2,259,000

Sub total current debt	7,871,000	5,411,000
Related party debt:
Subordinated Loans from related party	826,000	6,272,000
Promissory Notes	3,727,000	60,000

Sub total Related party debt	4,553,000	6,332,000
Warrant liability	4,640,000	15,550,000

Total current debt	$17,064,000	$27,293,000

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

JULY 2007 10% CONVERTIBLE DEBENTURE

On July 11, 2007, the European Subsidiaries Debt and accrued interest was satisfied with the payment of €6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,106 (the “Convertible Note”). The Convertible Note is convertible into shares of Company common stock at $0.10 per share. The Convertible Note accrues interest at 10% per annum and is due and payable on September 1, 2008. The Company has the right to repay the Convertible Note at any time prior to maturity without penalty. The Convertible Note will be secured by 90 million shares of Company common stock. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Note in this transaction. Issuance of the Convertible Note was exempt from registration under Section 4(2) of the Securities Act. The Convertible Note was issued to an accredited investor in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale. As of June 30, 2008 and December 31, 2007, $3,193,000 and $3,048,000 was outstanding under the convertible debenture net of debt discount of $54,000 and $199,000, respectively. As of June 30, 2008 and December 31, 2007, accrued interest of $317,000, and $154,000, respectively, was outstanding under the Convertible Note. Upon issuance, the Company recorded a discount from beneficial conversion feature of $325,000 that is amortized over the life of the note using the effective interest method.

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

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $122,000 and $104,000 as of June 30, 2008 and December 31, 2007, respectively, that are collateralized by the assets of the Company and bear European commercial standard rates.

SILENT PARTNERSHIP LOANS-NON-RELATED PARTIES

Two other parties have provided silent partnership loans to GAIA. Frankendael Participatiemaatscappij N.V. (“Frankendael”) has provided a partnership loan, which bears interest at 6% per annum. Technology-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan, which bears interest at 6% per annum. GAIA is not required to pay the interest under the Frankendael Partnership Agreement until GAIA has generated an accumulated profit amounting to $4,627,000. The Frankendael Partnership loan was exchanged into Company securities during the fourth quarter 2005 (See “Debt Exchange” below). The total amount payable to TBG under the Partnership Agreements at June 30, 2008 and December 31, 2007 was $2,423,000 and $2,259,000, respectively.

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

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill, a related party, which totaled $826,000 and $6,272,000 as of June 30, 2008 and December 31, 2007. The loans bear cumulative interest at 6% per annum. Under the subordinated loan agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA.

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

As of June 30, 2008 and December 31, 2007, the outstanding debt was $3,727,000 and $60,000. This amount represents the balance of $3,627,179 which remains payable to Arch Hill after issuance of the Series C Preferred Stock, from the February 26, 2008 Debt Settlement as described above plus accrued interest.

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

NOTE 10—STOCKHOLDER’S EQUITY

AUTHORIZED SHARES

The Company is authorized to issue 750 million shares of the common stock and 100 million shares of preferred stock. Of the 100 million authorized shares of preferred stock, the Company designated 1,000 shares as Series A Convertible Preferred Stock, which the Company delivered to an investor in the private placement of A Units which concluded in January 2005 and have subsequently been converted into the Company’s common stock. Additionally, the Company designated 100,000 shares of Series B Convertible Preferred Stock which the Company delivered to Arch Hill Capital in connection with a debt exchange in October 2005 which are outstanding as of June 30, 2008 and December 31, 2007. Additionally, the Company designated 300,000 shares of Series C Convertible Preferred. As of June 30, 2008 and December 31, 2007, 263,200 and 218,183 shares of Series C were outstanding, respectively.

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

SERIES C CONVERTIBLE PREFERRED STOCK

The Company designated 300,000 of the Company’s authorized preferred stock as Series C Preferred Stock in November 2006.

During the first two quarters of 2008, the Company and Arch Hill, which is approximately 64% beneficial owner of the Company, settled $2,146,529 of Arch Hill’s outstanding debt by issuing 45,016.18 shares of Series C Preferred Stock.

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

Geographic information is as follows:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Revenues
Domestic Operations	$799,000	$738,000
European Operations	1,497,000	443,000

	$2,296,000	$1,181,000

Long-lived assets, net
Domestic Operations	90,000	160,000
European Operations	8,271,000	6,100,000

	$8,361,000	$6,260,000

NOTE 12—NET INCOME/LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share. The Company made such determination because: 1) Arch Hill Capital, which controls the Company and some of the preferred shares, has the ability to authorize the necessary shares for conversion; 2) the preferred shares have no significant preferential rights above the common shares; and 3) the preferred shares will automatically convert at a later date upon proper share authorization. As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the six and three months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Series B Preferred Stock	264,103,114	264,103,114	264,103,114	264,103,114
Series C Preferred Stock	657,999,600	363,274,405	623,179,945	324,122,751
Common Stock	653,419,381	459,938,076	655,676,563	433,854,636

Total	1,575,522,095	1,087,315,595	1,542,959,622	1,022,080,501

Due to net losses in all periods ended June 30, 2008 and 2007, the effect of the potential common shares resulting from convertible promissory notes payable, stock options and warrants were excluded, as the effect would have been anti-dilutive. As of June 30, 2008 there are 144,978,351 warrants outstanding with a weighted average exercise of $0.294.

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

NOTE 13—CORPORATE MATTERS

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

NOTE 14—SUBSEQUENT EVENTS

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

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the successful commercialization of our batteries, future demand for our products, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, our ability to consummate future financings and other risks and uncertainties, certain of which are beyond our control. Additional factors that could affect the Company’s forward-looking statements include, among other things: the restatement of the Company’s financial statements for the fiscal year ended December 31, 2004, and the delay in filing financial statements and periodic reports with the Securities and Exchange Commission for the fiscal years ended December 31, 2005, December 31, 2006 and December 31, 2007 and the quarterly periods ended March 31, 2008, June 30, 2008, and September 30, 2008; negative reactions from the Company’s stockholders, creditors, customer or employees to the results of the review and restatement or delay in providing financial information and periodic reports; the impact and result of any litigation (including private litigation), or of any investigation by the Securities and Exchange Commission or any investigation by any other governmental agency related to the Company; the Company’s ability to manage its operations during and after the financial statement restatement process; and the Company’s ability to successfully implement internal controls and procedures that remediate any material weakness in controls and ensure timely, effective and accurate financial reporting. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

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

RESULTS OF OPERATIONS

SIX AND THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO

SIX AND THREE MONTHS ENDED JUNE 30, 2007

REVENUES FROM PRODUCTS SALES Increased by $1,115,000 or 94% in the six months ended June 30, 2008 from $1,181,000 in the same period in 2007 to $2,296,000. For the three months period ended June 30, 2008, revenues increased 188% from $601,000 in 2007 to $1,728,000 in 2008. The increase in sales is attributed to increased sales efforts and fruition of some projects the Company is involved with. As we are still an initial manufacturing stage enterprise, our mission continues to be to become a leading manufacturer of rechargeable lithium power solutions for advanced national security, transportation and stationary power applications.

COST OF GOODS SOLD was $3,268,000 and $1,568,000 for the six months ended June 30, 2008 and 2007, respectively. For the three months period ended June 30, 2008, cost of goods sold increased 228% from $585,000 in 2007 to $1,919,000 in 2008. The increase in the cost of goods sold is a result of production changes. We continue to look for cheaper sources of raw materials and more efficient production processes. We anticipate costs to decline substantially as we achieve larger economies of scale.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES during the six months ended June 30, 2008 decreased by 9% to $1,489,000 from $1,630,000 in the same period in 2007. For the three months period ended June 30, 2008, engineering, research and development expenses decreased 16% from $893,000 in 2007 to $749,000 in 2008. These expenses are primarily derived from our advancement of technology in large high rate battery applications. These expenses relate to material consumed in the continued refinement of production process, as well as engineering and development time dedicated to advancement of manufacturing processes as well as time associated with the installation of new production equipment.

GENERAL AND ADMINISTRATIVE EXPENSES during the six months ended June 30, 2008 increased by $304,000 or approximately 11% to $3,104,000 from $2,800,000 in the same period in 2007. This increase reflects our efforts to move to larger scale manufacturing, hiring of professional consultants, and increased financing related efforts and costs. For the three months period ended June 30, 2008, general and administrative expenses decreased 5% from $1,547,000 in 2007 to $1,472,000 in 2008. The decrease in the second quarter of 2008 reflects our efforts to reduce overhead costs company wide.

SALES AND MARKETING EXPENSES were $356,000 for the six months ended June 30, 2008, an increase of 75% from the same period in 2007. For the three months period ended June 30, 2008, sales and marketing expenses increased 95% from $133,000 in 2007 to $259,000 in 2008. The increase in this expense is attributed to our increased efforts to sell our products around the world. Sales and marketing expenses represent costs incurred from sales associates and participation in trade shows relating to the sale of cells and/or batteries.

DEPRECIATION AND AMORTIZATION during the six months ended June 30, 2008 increased by $126,000 or 28% to $583,000 from $457,000 in the same period in 2007. For the three months period ended June 30, 2008, depreciation and amortization expenses increased 32% from $233,000 in 2007 to $308,000 in 2008. The increase is a result of additional fixed assets in our Company.

INTEREST EXPENSE, NET OF INTEREST INCOME Interest expense, net of interest income for the six months ended June 30, 2008 decreased by $1,126,000 or 84% to $210,000 from $1,336,000 in the same period in 2007. For the three months period ended June 30, 2008, interest expense decreased 88% from $700,000 in 2007 to $82,000 in 2008. The decrease in interest expense is a result of debt repayments and settlements that occurred in the first quarter of 2008.

INTEREST EXPENSE RELATED TO BENEFICIAL CONVERSION Charge for beneficial conversion feature was $3,772,000 and $1,575,000, respectively, in the six months ended June 30, 2008 and 2007. For the three months period ended June 30, 2008, interest expense related to beneficial conversion increased to $74,000 in 2008 from $0 in the same period in 2007. For more information concerning this, please refer to the Notes to Financial Statement contained herein.

WARRANTS EXPENSE Charges for warrants were $8,423,000 and $(15,367,000) respectively, in the six months period ended June 30, 2008 and 2007. For the three months period ended June 30, 2008, warrants expenses decreased 83% from $13,906,000 in 2007 to $2,334,000 in 2008. Warrants valuation is marked to market every reporting period using Black-Scholes valuation model. Fluctuations resulting from the valuation of the warrants’ liability are reflected in the Statement of Operations. Approximately $2.6 million of the gain recorded in the Statement of Operations for the six months period ended June 30, 2008 resulted from revaluation of Yorkville Advisors (f/k/a/Cornell Capital) warrants immediately prior to the exercise.

NET (LOSS) TO COMMON SHAREHOLDERS $(3,712,000) or $(0.00) per share for the six months ended June 30, 2008 as compared to a net loss of $(35,607,000) or $(0.03) per share for the six months ended June 30, 2007.

ACCUMULATED DEFICIT Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next few years. As of June 30, 2008, our accumulated deficit was $132,881,000.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

On June 30, 2008, cash and cash equivalents were $655,000. Total liabilities on June 30, 2008 were $23,838,000 consisting of all current liabilities. On June 30, 2008, assets included $3,316,000 in inventories, net property and equipment of $8,361,000, and prepaid expenses and other assets of $518,000. As of June 30, 2008, our working capital deficit was $18,698,000 as compared to $25,444,000 on December 31, 2007. We expect to incur substantial operating losses as we continue our commercialization efforts.

Our debt and other liabilities as of June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
Current debt is summarized as follows:
July 2007 10% Convertible Debenture, net of discount	$3,193,000	$3,048,000
June 2008 9% Convertible Debenture, net of discount	2,133,000	—
Loans From Financial Institutions	122,000	104,000
Silent Partner loans-TBG	2,423,000	2,259,000

Sub total current debt	7,871,000	5,411,000
Related party debt:
Subordinated Loans from related party	826,000	6,272,000
Promissory Notes	3,727,000	60,000

Sub total Related party debt	4,553,000	6,332,000
Warrant liability	4,640,000	15,550,000

Total current debt	$17,064,000	$27,293,000

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

The following is a general description of our financing transactions through June 30, 2008. See also the Notes to Consolidated Financial Statements included with this Report.

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

JULY 2007 10% CONVERTIBLE DEBENTURE

On July 11, 2007, the European Subsidiaries Debt and accrued interest was satisfied with the payment of €6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,106 (the “Convertible Note”). The Convertible Note is convertible into shares of Company common stock at $0.10 per share. The Convertible Note accrues interest at 10% per annum and is due and payable on September 1, 2008. The Company has the right to repay the Convertible Note at any time prior to maturity without penalty. The Convertible Note will be secured by 90 million shares of Company common stock. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Note in this transaction. Issuance of the Convertible Note was exempt from registration under Section 4(2) of the Securities Act. The Convertible Note was issued to an accredited investor in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale. As of June 30, 2008 and December 31, 2007, $3,193,000 and $3,048,000 was outstanding under the convertible debenture net of debt discount of $54,000 and $199,000, respectively. As of June 30, 2008 and December 31, 2007, accrued interest of $317,000, and $154,000, respectively, was outstanding under the Convertible Note. Upon issuance, the Company recorded a discount from beneficial conversion feature of $325,000 that is amortized over the life of the note using the effective interest method.

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

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $122,000 and $104,000 as of June 30, 2008 and December 31, 2007, respectively, that are collateralized by the assets of the Company and bear European commercial standard rates.

SILENT PARTNERSHIP LOANS-NON-RELATED PARTIES

Two other parties have provided silent partnership loans to GAIA. Frankendael Participatiemaatscappij N.V. (“Frankendael”) has provided a partnership loan, which bears interest at 6% per annum. Technology-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan, which bears interest at 6% per annum. GAIA is not required to pay the interest under the Frankendael Partnership Agreement until GAIA has generated an accumulated profit amounting to $4,627,000. The Frankendael Partnership loan was exchanged into Company securities during the fourth quarter 2005 (See “Debt Exchange” below). The total amount payable to TBG under the Partnership Agreements at June 30, 2008 and December 31, 2007 was $2,423,000 and $2,259,000, respectively.

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

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill, a related party, which totaled $826,000 and $6,272,000 as of June 30, 2008 and December 31, 2007. The loans bear cumulative interest at 6% per annum. Under the subordinated loan agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA.

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

As of June 30, 2008 and December 31, 2007, the outstanding debt was $3,727,000 and $60,000. This amount represents the balance of $3,627,179 which remains payable to Arch Hill after issuance of the Series C Preferred Stock, from the February 26, 2008 Debt Settlement as described above plus accrued interest.

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

Management plans to use a more aggressive pricing structure through price reductions to be able to address the market more aggressively in order to obtain larger volume contracts. This price reduction will have an impact on the valuation of the finished goods inventory which will be accounted for in the third quarter ended September 30, 2008. All proposals sent out prior to the third quarter were based on the Company’s pricing structure prior to any price reductions.

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

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of June 30, 2008, we had an accumulated deficit of approximately $132,881,000. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities and debt financing. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations in the future is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The critical accounting estimates and related risks described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 are those that depend most heavily on these judgments and estimates. As of June 30, 2008, there have been no material changes to any of the critical accounting estimates contained in our 2007 Annual Report on Form 10-KSB.

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

IN ADDITION TO THE RISK FACTORS SET FORTH IN OUR FORM 10KSB FOR THE YEAR ENDED DECEMBER 31, 2007, INVESTORS SHOULD BE AWARE OF THE FOLLOWING RISKS:

•

WE HAVE A WORKING CAPITAL LOSS, WHICH MEANS THAT OUR CURRENT ASSETS ON JUNE 30, 2008 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES. We had a working capital deficit of approximately $18,698,000 at June 30, 2008, which means that our current liabilities exceeded our current assets on June 30, 2008. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.

•

WE HAVE SUBSTANTIAL INDEBTEDNESS AND ARE HIGHLY LEVERAGED. At June 30, 2008, we had total consolidated current indebtedness of approximately $23,838,000. The level of our indebtedness and related debt service requirements could negatively impact our ability to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. A substantial portion of our future cash flow from operations, if any, may be dedicated to the payment of principal and interest on our indebtedness. Our high leverage may also limit our flexibility to react to changes in business and may place us at a competitive disadvantage to less highly leveraged competitors. In addition, creditors who remain unpaid may initiate collection proceedings, which could hamper our operations due to our short-term cash needs or the effect on our assets subject to debt.

•

WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses of approximately $132,881,000 from inception to June 30, 2008, including approximately $3,969,000 of loss to common shareholders in the quarter ended June 30, 2008. We expect to incur substantial additional operating losses in the future. During the six months ended June 30, 2008 and 2007, we generated revenues from product sales in the amounts of $2,296,000 and $1,181,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

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

•

WE FACE RISKS RELATED TO LATE SEC FILINGS. The review of our financial statements for the quarter ended September 30, 2008 has not yet been filed. We have been working diligently with our auditors to complete the reviews of our quarter-end financial statements on a timely manner. We have also engaged outside expertise to assist us in this process. Nevertheless, the delay in the completion of the audit of the yearend financial statements and reviews of the quarters’ financial statements may lead to litigation claims and/or regulatory proceedings against us and may negatively impact our financing efforts. This delay also impacted our ability to trade our shares on the OTC Bulletin Board and we were delisted in 2006, although our shares continued to be traded and reported in the Pink Sheets Electronic Quotation Service. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing. We may not be able to effectuate our current business strategy. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

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

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. Based on that evaluation, management has concluded that the Company’s controls over the accounting of certain debt and equity transactions were ineffective. This material weakness was attributed to lack of technical expertise with respect to the application of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended as well as Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” and related accounting guidance.

As a result, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

All of the unregistered sales of the Company’s securities during the second quarter of 2008 were previously included in Reports on Form 8-K and therefore not required to be reported herein.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed as part of this Report or incorporated herein by reference:

10.79	Governance Agreement dated April 28, 2008, among the Company, the Investors listed on Schedule A thereto, Stichting Gemeenschappelijk Bezit LTC and Arch Hill Capital N.V. (1)

10.80	Business Consultant Agreement dated April 28, 2008 between the Company and Christiaan A. van den Berg. (1)

10.81	Business Consultant Agreement dated April 28, 2008 between the Company and Fred J. Mulder. (1)

10.82	Business Consultant Agreement dated April 28, 2008 between the Company and OUIDA Management Consultancy B.V. (1)

10.83	Business Consultant Agreement dated April 28, 2008 between the Company and Romule B.V. (1)

10.84	Form of 9% Convertible Notes. (2)

31.1	Certification of Chief Executive Officer and Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(1)	Incorporated by reference to LTC’s Current Report on Form 8-K dated April 28, 2008.

(2)	Incorporated by reference to LTC’s Current Report on Form 8-K/A dated June 30, 2008.

+	Exhibit filed herewith in this Report.

(b)	Reports on Form 8K. During the quarter ended June 30, 2008, we filed the following Reports on Form 8-K:

We filed a Report on Form 8K dated April 28, 2008, reporting on a Governance Agreement, two Consulting Agreements and actions taken pursuant to the Governance Agreement relating to the Board and other matters.

We filed a Report on Form 8K dated June 26,2008, reporting on the appointment of Theo M.M. Kremers as the Chief Executive Officer of the Company, and Dr. Klaus Brandt as the Chief Technology Officer and President of the Company.

We filed a Report on Form 8K dated June 30, 2008 reporting on the closing of a convertible debt financing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION

Date: December 30, 2008	BY:	/s/ Theo M. M. Kremers
Theo M. M. Kremers
Chief Executive Officer
(Principal Executive Officer and Acting Principal Financial Officer)