Form 10-Q
period 2008-09-30
LITHIUM TECHNOLOGY CORP
filed 2009-05-22
CIK 804154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 20, 2009, 745,924,782 shares of common stock.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$296,000	$4,458,000
Accounts receivable	$241,000	$527,000
Inventories	$2,326,000	$3,320,000
Prepaid expenses and other current assets	$409,000	$703,000
Total current assets	$3,272,000	$9,008,000
Property and equipment, net	$7,470,000	$7,789,000
Related party receivables	$277,000	$579,000
Other assets		$155,000
Total assets	$11,019,000	$17,531,000

LIABILITIES AND STOCKHOLDERS DEFICIT
CURRENT LIABILITIES:
Bank debt	$99,000
Accounts payable	$2,681,000	$2,704,000
Related party accounts payable		$1,623,000
Accrued salaries	$241,000	$83,000
Accrued interest	$701,000	$504,000
Current portion of long term debt	$5,463,000	$5,411,000
Related party debt		$6,332,000
Other current liabilities and accrued expenses	$1,307,000	$2,245,000
Warrant liability	$890,000	$15,550,000
Total current liabilities	$11,382,000	$34,452,000

LONG TERM DEBT
Related party debt	$5,254,000
	$3,776,000
Total Long Term Debt	$9,030,000	$-
Total liabilities	$20,412,000	$34,452,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS DEFICIT

Convertible Preferred stock B, par value $.01 per share, authorized, issued and outstanding: 100,000 at September 30, 2008 and December 31, 2007	$1,000	$1,000
Convertible Preferred stock C, par value $.01 per share, authorized 300,000, issued and outstanding: 233,200 at September 30, 2008 and 218,183 at December 31, 2007	$3,000	$3,000
Common stock, par value $.01 per share, authorized - 750,000,000 at September 30, 2008 and December 31, 2007 respectively; issued and outstanding - 745,924,782 and 630,924,782	$7,459,000	$6,309,000
Additional paid-in capital	$117,971,000	$111,998,000
Cumulative translation adjustments	$(1,784,000)	$(4,172,000)
Accumulated deficit	$(133,043,000)	$(131,059,000)
Total stockholders deficit	$(9,393,000)	$(16,920,000)
Total liabilities and stockholders deficit	$11,019,000	$17,532,000

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	NINE MONTHS ENDED			THREE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
	2008	2007		2008	2007
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
REVENUES
Products and services sales	$3,602,000	$2,024,000		$1,306,000	$843,000

COSTS AND EXPENSES
Cost of goods sold	$6,443,000	$2,602,000		$3,175,000	$1,034,000
Engineering, research and development	$1,394,000	$2,320,000		$-95,000	$690,000
General and administrative	$5,401,000	$3,930,000		$2,297,000	$1,130,000
Warrant expense/change in fair value (income)	$-12,173,000	$16,242,000		$-3,750,000	$875,000
Stock based compensation expense	$-			$-
Sales and marketing	$537,000	$318,000		$-46,000	$236,000
Depreciation	$331,000	$693,000		$-25,000	$114,000
Loss (Gain) on sale of tangible assets	$-			$-
Total costs and expenses	$1,933,000	$26,105,000		$1,556,000	$4,079,000
Loss from operations	$1,669,000	$-24,081,000		$-250,000	$-3,236,000

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	$-580,000	$-1,588,000	-63%	$-370,000	$-252,000
Interest expense related to amortization of discount on convertible debt	$-3,827,000	$-1,633,000		$-55,000	$-58,000
Other	$651,000	$-18,000		$936,000	$33,000
Total other income (expense)	$-3,756,000	$-3,239,000		$511,000	$-277,000
NET INCOME (LOSS)	$-2,087,000	$-27,320,000		$261,000	$-3,513,000

Dividends on preferred shares		$-58,000
Discount related to beneficial conversion feature of Preferred Stock		$-11,274,000		$2,147,000	$-137,000
NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$-2,087,000	$-38,652,000		$2,408,000	$-3,650,000
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	$103,000
COMPREHENSIVE INCOME (LOSS)	$-1,984,000	$-38,652,000		$2,408,000	$-3,650,000
Weighted average number of common shares outstanding:	1,593,027,896	1,124,583,396		1,593,027,896	1,297,721,107
Basic and diluted net (loss)/income per share	$-0.0012	$-0.0344		$0.0015	$-0.0028

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net Income / (Net loss)	$-2,087,000	$-27,320,000
Adjustments
Depreciation expense	$883,000	$693,000
Warrant income/change in fair value	$-12,173,000	$16,242,000
Interest expense beneficial conversion feature	$3,827,000	$1,633,000
(Increase)/decrease in assets
Inventories	$201,000	$-468,000
Accounts receivable	$176,000	$-414,000
Prepaid expenses and other assets	$294,000	$-206,000
Increase/(Decrease) in liabilities
Accounts payable & accrued expenses	$332,000	$-3,133,000
Other current liabilities	$-904,000	$-140,000
Net cash used in operating activities	$-9,451,000	$-13,113,000
CASH FLOW FROM INVESTING ACTIVITIES
Capital Expenditures	$-467,000	$-1,273,000
Net cash used in investing activities	$-467,000	$-1,273,000
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	$-2,858,000
Proceeds from exercise of warrants	$-2,487,000	$-10,106,000
Proceeds from borrowing	$3,776,000	$3,179,000
Proceeds from equity issuance	$7,123,000	$19,569,000
Net cash provided by financing activities	$5,554,000	$12,642,000
NET INCREASE IN CASH	$-4,364,000	$-1,744,000
CURRENCY EFFECTS ON CASH	$103,000	$47,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$4,458,000	$1,976,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$197,000	$279,000

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

The Company’s operating plan seeks to minimize its capital requirements, but the expansion of its production capacity to meet increasing sales and refinement of its manufacturing process and equipment will require additional capital. The Company expects that operating and production expenses will increase significantly to meet increasing sales. For this reason the company restructured its business starting Q3 2008, by abandoning its flat cell production activity and streamlining its cylindrical cell production in Nordhausen Germany. Going forward the US operation will assemble batteries to customer needs for the US market. Batteries for the EU market will initially be assembled in Nordhausen Germany. The Company has recently entered into a number of financing transactions (see Notes 8 and 10) and is continuing to seek other financing initiatives. The Company needs to raise additional capital to meet its working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities. The Company believes that if it raises approximately $14 to $20 million in debt and equity financings it would have sufficient funds to meet its needs for working capital, repayment of debt and for capital expenditures over the next twelve months to meet expansion plans.

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

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

As of September 30, 2008, there have been no material changes to any of our significant accounting policies.

NOTE 4—OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT’S PLANS TO OVERCOME

Over the past seven years, we have focused our unique extrusion-based manufacturing process, large format cylindrical cell technology, large battery assembly expertise, and market activities to concentrate on large-format, high rate battery applications. Our commercialization efforts are focused on applying our lithium-ion rechargeable batteries in the national security, transportation and stationary power markets.

Our operating plan seeks to minimize our capital requirements, but expansion of our production capacity to meet increasing sales and refinement of our manufacturing process and equipment will require additional capital. We expect that operating and production expenses will increase significantly as we continue to ramp up our production and continue our battery technology and develop, produce, sell and license products for commercial applications. For this reason the company restructured its business starting Q3 2008, by abandoning its flat cell production activity and streamlining its cylindrical cell production in Nordhausen Germany. Going forward the US operation will assemble batteries to customer needs for the US market. Batteries for the EU market will initially be assembled in Nordhausen Germany.

We have entered into a number of financing transactions (see Notes 8 and 10). We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities and debt financing. We believe that if we raise approximately $14 to $20 million in debt and equity financings, we would have sufficient funds to meet our needs for working capital and repayment of debt and for capital expenditures over the next twelve months.

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

NOTE 5—INVENTORIES

Inventories primarily include raw materials and auxiliary materials required for the production process.

Inventories at September 30, 2008 and December 31, 2007 are made up of the following:

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
Finished Goods	$1,221,000	$1,814,000
Work In Process	$344,000	$757,000
Raw Materials	$761,000	$749,000
	$2,326,000	$3,320,000

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2008 and December 31, 2007 is summarized as follows:

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
Land and buildings	$3,768,000	$3,756,000
Technical and laboratory equipment	$8,590,000	$8,864,000
Asset under construction and equipment deposit	$528,000	$285,000
Office equipment and other	$1,055,000	$987,000
Less: Accumulated depreciation and amortization	$-6,471,000	$-6,103,000
	$7,470,000	$7,789,000

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of  September 30, 2008 is as follows:

	Foreign	Domestic	Total
Tax loss carry forwards	$28,743,000	$17,569,000	$46,312,000
Less valuation allowance	$-28,743,000	$-17,569,000	$-46,312,000
	$-	$-	$-

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

NOTE 8—DEBT

	September 30, 2008	December 31, 2007
Current debt is summarized as follows:
Loans From Financial Institutions	$990,000	$104,000
Silent Partner loans-TBG	$2,216,000	$2,259,000
July 2007 10% Convertible Debenture, net of discount	$3,247,000	$3,048,000
June 2008, 9% Convertible Note, net of discount	$3,776,000
Sub total current debt	$10,229,000	$5,411,000
Related party debt:
Subordinated Loans from Archhill	$1,627,000	$6,272,000
Promissory Note to Archhill	$3,627,000	$60,000
Sub total Related party debt	$5,254,000	$6,332,000
Warrant liability	$890,000	$15,550,000
Total current debt	$16,373,000	$27,293,000

JULY 2007 10% CONVERTIBLE DEBENTURE

On July 11, 2007, the European Subsidiaries Debt and accrued interest was satisfied with the payment of €6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,106 (the “Convertible Note”). The Convertible Note is convertible into shares of Company common stock at $0.10 per share. The Convertible Note accrues interest at 10% per annum and is due and payable on September 1, 2008. The Company has the right to repay the Convertible Note at any time prior to maturity without penalty. The Convertible Note will be secured by 90 million shares of Company common stock. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Note in this transaction. Issuance of the Convertible Note was exempt from registration under Section 4(2) of the Securities Act. The Convertible Note was issued to an accredited investor in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale. As of September 30, 2008 and December 31, 2007, $3,193,000 and $3,048,000 was outstanding under the convertible debenture net of debt discount of $54,000 and $199,000, respectively. As of September 30, 2008 and December 31, 2007, accrued interest of $317,000, and $154,000, respectively, was outstanding under the Convertible Note. Upon issuance, the Company recorded a discount from beneficial conversion feature of $325,000 that is amortized over the life of the note using the effective interest method.

JUNE 2008 9% CONVERTIBLE NOTES

The Company closed on a convertible debt financing with four institutional investors from June 12, 2008 to September 30, 2008 (the “Lenders”) for a total of Euros 2.60 million (approximately U.S. $5,757,000) including 57k€ (approximately U.S. $82,000) of accrued interest  (the “June 2008 Financing”). The Company issued its convertible notes (the “Convertible Notes”) to the Lenders in connection with the June 2008 Financing. The Convertible Notes are convertible at $0.10 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Notes. The Convertible Notes accrue interest at 9% per annum and are due and payable on September 30, 2011 (the “Maturity Date”). All obligations of the Company under the Convertible Notes will be secured by security interests in all of the tangible and intangible fixed assets, including real estate, of the Company.

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

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $_99,000_ and $104,000 as of September 30, 2008 and December 31, 2007, respectively, that are collateralized by the assets of the Company and bear European commercial standard rates.

SILENT PARTNERSHIP LOANS-NON-RELATED PARTIES

Technology-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan, which bears interest at 6% per annum. The total amount payable to TBG under the Partnership Agreements at September 30, 2008 and December 31, 2007 was $2,216,000 and $2,259,000, respectively.  TBG is entitled to receive an annual 12% share in profits related to its contributions under the TBG Partnership Agreement.  The TBG Partnership Agreement provides that should GAIA receive additional injections of capital in the course of further financing rounds, TBG shall adjust its profit sharing to the capital ration applicable at such time. Management believes that based upon subsequent equity received by GAIA that the present profit sharing that TBG is entitled to under the Agreement is approximately 4.4%. Management further believes that it is unlikely that TBG will receive any profit sharing under the Partnership Agreement at any time in the near future.

From March 8, 2005 under the TBG Partnership Agreement, TBG is entitled to demand a non-recurrent remuneration of 30% of the amount invested plus 6% of the amount invested at the end of the period of participation for each year after the expiration of the fifth full year of participation under certain circumstances relating to the economic condition of GAIA. The TBG Partnership Agreement terminates in December 2008, unless terminated prior to such time for good cause as defined in the applicable partnership agreement.

The principal, accrued and unpaid interest, and unpaid profits, if any are due on the termination of the TBG Partnership Agreement.

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill, a related party, which totaled $5,254,000 and $6,272,000 as of September 30, 2008 and December 31, 2007. The loans bear cumulative interest at 6% per annum. Under the subordinated loan agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA.

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

NOTE 9—COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

The Company was leasing a 12,400 square foot facility at 5115 Campus Drive in Plymouth Meeting, Pennsylvania pursuant to a Lease Agreement with PMP Whitemarsh Associates dated July 22, 1994, as amended. The facility was being leased under a one-year lease extension that commenced on April 1, 2008 and ended on March 31, 2009. The base annual rent under this lease agreement was $160,000. LTC did not extend the lease after March 31, 2009. In August 2008 the Company signed an Asset Purchase Agreement with Porous Power Technologies and a Sublease Agreement with Porous Power Technologies. At the facility, the Company sold some of the assets to Porous Power Technologies, the others which could be of use to the Company at its manufacturing facility in Nordhausen, Germany were shipped from Plymouth Meeting to Nordhausen, Germany. Porous Power Technologies has been sub-tenant to the Company at the Company’s Plymouth Meeting facility from August 2008 until March 31, 2009. Porous Power Technologies signed a lease agreement for the Plymouth Meeting facility on April 1, 2009. The Company signed a six month sublease agreement on April 1, 2009 with Porous Power Technologies of a total rent of $42,000 ($7,000 per month), with the possibility to extend the sublease for 3 month periods. This facility has sufficient space to meet the Company’s near-term needs in the United States.  The Company’s corporate headquarters are located at the Plymouth Meeting, Pennsylvania facility.

LITIGATION

The Company entered into a Financial Advisory and Investment Banking Agreement with North Coast Securities Corporation (“North Coast”) dated February 1, 2006. Subsequent to the date of the Agreement North Coast asserted claims for unpaid compensation under the Agreement. Counsel for North Coast have asserted a breach of contract claim against the Company seeking warrants to purchase 500,000 shares of Company common stock with an exercise price of $0.04 per share and $10,000 per month for the term of the Agreement for a total of $120,000. On December 31, 2007 a lawsuit was filed in Montgomery County against the Company in this matter. Management asserts that no services were rendered to satisfy any compensation. The Court has dismissed the case with prejudice.on March 30th, 2009. The Company was responsible for its own legal fees in this matter.

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

NOTE 10—STOCKHOLDER’S EQUITY

AUTHORIZED SHARES

The Company is authorized to issue 750 million shares of the common stock and 100 million shares of preferred stock. Of the 100 million authorized shares of preferred stock, the Company designated 1,000 shares as Series A Convertible Preferred Stock, which the Company delivered to an investor in the private placement of A Units which concluded in January 2005 and have subsequently been converted into the Company’s common stock. Additionally, the Company designated 100,000 shares of Series B Convertible Preferred Stock which the Company delivered to Arch Hill Capital in connection with a debt exchange in October 2005 which are outstanding as of September 30, 2008 and December 31, 2007. Additionally, the Company designated 300,000 shares of Series C Convertible Preferred. As of September 30, 2008 and December 31, 2007, 263,200 and 218,183 shares of Series C were outstanding, respectively.

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

Geographic information is as follows:

	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007
Revenues
Domestic Operations	$1,115,000	31%	$1,401,000	69%
European Operations	$2,487,000	69%	$623,000	31%
	$3,602,000		$2,024,000

Long-lived assets, net
Domestic Operations	$90,000	1%	$124,000	2%
European Operations	$7,380,000	99%	$5,882,000	98%
	$7,470,000		$6,006,000

NOTE 12—NET INCOME/LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share. The Company made such determination because: 1) Arch Hill Capital, which controls the Company and some of the preferred shares, has the ability to authorize the necessary shares for conversion; 2) the preferred shares have no significant preferential rights above the common shares; and 3) the preferred shares will automatically convert at a later date upon proper share authorization. As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the nine and three months ended September 30, 2008 and 2007 was as follows:

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Series B Preferred Stock	264,103,114	264,103,114	264,103,114	264,103,114
Series C Preferred Stock	658,000,000	258,388,769	658,000,000	258,388,769
Common Stock	670,924,782	422,994,852	670,924,782	422,994,852
Total	1,593,027,896	945,486,735	1,593,027,896	945,486,735

Due to net losses in all periods ended September 30, 2008 and 2007, the effect of the potential common shares resulting from convertible promissory notes payable, stock options and warrants were excluded, as the effect would have been anti-dilutive. As of September 30, 2008 there are 67,437,199 warrants outstanding with a weighted average exercise of $0.552.

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

Appointment of Chief Executive Officer

Effective June 27, 2008, Theo M. M. Kremers was appointed as the Chief Executive Officer of Lithium Technology Corporation by the Company’s Board of Directors. Prior to this Mr. Kremers had been serving as a Director of the Company since May 27, 2008. Mr. Kremers’ company, OUIDA Management Consultancy B.V. was retained by the Company in April 28 2008 to provide consulting services. Mr. Kremers is paid a monthly fee of Euros 20,820 (approximately US $30,000 as of the date of the agreement) for his services to the Company.

NOTE 14—SUBSEQUENT EVENTS

Resignation of Chief Financial Officer

Effective October 15, 2008, Amir Elbaz resigned as the Chief Financial Officer of the Company. Mr. Elbaz continued working with the Company during a transition period up to November 30, 2008.

June 2008 9% Convertible Notes

The Company closed on additional debt financings under the June 2008 Financing described herein (see Note 8) with seven institutional investors from October 6, 2008 to November 12, 2008  for a total of Euros 1,263,100 (approximately U.S. $1,644,665).

Advisor to Board Appointed

As of December 1, 2008, Mr. Ben van Schaik has been appointed as an Advisor to the Board of Directors of the Company.  Mr. van Schaik has been asked to serve as an Advisor on account of his long standing experience in the automotive sector, as well as his extensive network within the industry.  Mr. van Schaik will be paid €15,000 per year for his services.

Increase in Authorized Shares of Common Stock

On March 25, 2009, the Company filed an Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, to increase the number of authorized shares of the Company’s common stock to 3,000,000,000 shares (the “Authorization Date”).  The amendment of the Company’s Restated Certificate of Incorporation to reflect the increase was approved by the Company’s Board of Directors and the holders of a majority of the Company’s common stock in October 2008.  An information statement describing the amendment was mailed to stockholders on February 10, 2009 and became effective on March 2, 2009.  The increase in the number of authorized shares of common stock is needed in order for the Company to have an adequate reserve of common stock available for issuance upon conversion of existing convertible securities and exercise of outstanding options and warrants and to satisfy certain commitments to issue common stock.

The terms of the Company’s Series C Preferred Stock provide for the automatic conversion of each outstanding share of Series C Preferred Stock into 2,500 shares of Company common stock ninety (90) days following authorization and reservation of a sufficient number of shares of Common Stock by all requisite action by the Corporation, including action by the Board and by the shareholders of the Corporation, to provide for the conversion of all outstanding shares of Series C Preferred into fully paid and nonassessable shares of Common Stock.  Accordingly, all shares of Series C Preferred Stock outstanding on June 23, 2009, ninety (90) days of the Authorization Date, will be converted into shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the financial statements and the accompanying notes thereto included elsewhere in this Report.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the successful commercialization of our batteries, future demand for our products, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, our ability to consummate future financings and other risks and uncertainties, certain of which are beyond our control. Additional factors that could affect the Company’s forward-looking statements include, among other things: the restatement of the Company’s financial statements for the fiscal year ended December 31, 2004, and the delay in filing financial statements and periodic reports with the Securities and Exchange Commission for the fiscal years ended December 31, 2005, December 31, 2006, December 31, 2007 and December 31, 2008; negative reactions from the Company’s stockholders, creditors, customer or employees to the results of the review and restatement or delay in providing financial information and periodic reports; the impact and result of any litigation (including private litigation), or of any investigation by the Securities and Exchange Commission or any investigation by any other governmental agency related to the Company; the Company’s ability to manage its operations during and after the financial statement restatement process; and the Company’s ability to successfully implement internal controls and procedures that remediate any material weakness in controls and ensure timely, effective and accurate financial reporting. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

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

RESULTS OF OPERATIONS
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES FROM PRODUCTS SALES Increased by $1,578,000 or 78% in the nine months ended September 30, 2008 from $2,602,000 in the same period in 2007 to $3,602,000. For the three months period ended September 30, 2008, revenues increased 55% from $8431,000 in 2007 to $1,306,000 in 2008. The increase in sales is attributed to increased sales efforts and fruition of some projects the Company is involved with. As we are still an initial manufacturing stage enterprise, our mission continues to be to become a leading manufacturer of rechargeable lithium power solutions for advanced national security, transportation and stationary power applications.

COST OF GOODS SOLD was $6,443,000 and $2,602,000 for the nine months ended September 30, 2008 and 2007, respectively. For the three months period ended September 30, 2008, cost of goods sold increased 207% from $1,034,000 in 2007 to $3,175,000 in 2008. The increase in the cost of goods sold is a result of production changes. We continue to look for cheaper sources of raw materials and more efficient production processes. We anticipate costs to decline substantially as we achieve larger economies of scale.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES during the nine months ended September 30, 2008 decreased by 40% to $1,394,000 from $2,320,000 in the same period in 2007. For the three months period ended September 30, 2008, engineering, research and development expenses decreased from $690,000 in 2007 to $0 in 2008. These expenses are primarily derived from our advancement of technology in large high rate battery applications. These expenses relate to material consumed in the continued refinement of production process, as well as engineering and development time dedicated to advancement of manufacturing processes as well as time associated with the installation of new production equipment.

GENERAL AND ADMINISTRATIVE EXPENSES during the nine months ended September 30, 2008 increased by 37% to $5,401,000 from $2,320,000 in the same period in 2007. This increase reflects our efforts to move to larger scale manufacturing, hiring of professional consultants, and increased financing related efforts and costs. For the three months period ended September 30, 2008, general and administrative expenses increased 103% from $1,130,000 in 2007 to $2,297,000 in 2008.

SALES AND MARKETING EXPENSES were $537,000 for the nine months ended September 30, 2008, an increase of 69% from the same period in 2007. For the three months period ended September 30, 2008, sales and marketing expenses decreased from $236,000 in 2007 to $0 in 2008. The decrease in this expense is attributed to reclassifications of costs to Cost of Goods Sold.

DEPRECIATION AND AMORTIZATION during the nine months ended September 30, 2008 decreased by 52% to $331,000 from $693,000 in the same period in 2007. For the three months period ended September 30, 2008, depreciation and amortization expenses decreased 32% from $114,000 in 2007 to $0 in 2008. The decrease in this expense is attributed to reclassifications of costs to Cost of Goods Sold.

INTEREST EXPENSE, NET OF INTEREST INCOME Interest expense, net of interest income for the nine months ended September 30, 2008 decreased by 63% to $580,000 from $1,5886,000 in the same period in 2007. For the three months period ended September 30, 2008, interest expense increased from $252,000 in 2007 to $370,000 in 2008.

INTEREST EXPENSE RELATED TO BENEFICIAL CONVERSION Charge for beneficial conversion feature was $3,827,000 and $1,633,000, respectively, in the nine months ended September 30, 2008 and 2007. For the three months period ended September 30, 2008, interest expense related to beneficial conversion decreased to $55,000 in 2008 from $58,000 in the same period in 2007. For more information concerning this, please refer to the Notes to Financial Statement contained herein.

WARRANTS EXPENSE Charges for warrants were $(12,173,000) and $16,242,000 respectively, in the nine months period ended September 30, 2008 and 2007. For the three months period ended September 30, 2008, warrants expenses decreased $875,000 in 2007 to $(3,750,,000) in 2008. Warrants valuation is marked to market every reporting period using Black-Scholes valuation model. Fluctuations resulting from the valuation of the warrants’ liability are reflected in the Statement of Operations. Approximately $2.6 million of the gain recorded in the Statement of Operations for the nine months period ended September 30, 2008 resulted from revaluation of Yorkville Advisors (f/k/a/Cornell Capital) warrants immediately prior to the exercise.

NET (LOSS) TO COMMON SHAREHOLDERS $(2,087,,000) or $(0.00) per share for the nine months ended September 30, 2008 as compared to a net loss of $(38,652,,000) or $(0.03) per share for the nine months ended September 30, 2007.

ACCUMULATED DEFICIT Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next few years. As of September 30, 2008, our accumulated deficit was $133,898,000.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

On September 30, 2008, cash and cash equivalents were $296000. Total liabilities on September 30, 2008 were $20,412,000 consisting of all current liabilities. On September 30, 2008, assets included $32.326,000 in inventories, net property and equipment of $8,399,000, and prepaid expenses and other assets of $409,000. As of September 30, 2008, our working capital deficit was $17,140,000 as compared to $25,444,000 on December 31, 2007. We expect to incur decreasing operating losses as we continue our commercialization efforts.

Our debt and other liabilities as of September 30, 2008 and December 31, 2007 were as follows:

Debt

	September 30, 2008	December 31, 2007
Current debt is summarized as follows:
Loans From Financial Institutions	$990,000	$104,000
Silent Partner loans-TBG	$2,216,000	$2,259,000
July 2007 10% Convertible Debenture, net of discount	$3,247,000	$3,048,000
June 2008, 9% Convertible Note, net of discount	$3,776,000
Sub total current debt	$10,229,000	$5,411,000
Related party debt:
Subordinated Loans from Archhill	$1,627,000	$6,272,000
Promissory Note to Archhill	$3,627,000	$60,000
Sub total Related party debt	$5,254,000	$6,332,000
Warrant liability	$890,000	$15,550,000
Total current debt	$16,373,000	$27,293,000

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

The following is a general description of our financing transactions through September 30, 2008. See also the Notes to Consolidated Financial Statements included with this Report.

JULY 2007 10% CONVERTIBLE DEBENTURE

On July 11, 2007, the European Subsidiaries Debt and accrued interest was satisfied with the payment of €6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,106 (the “Convertible Note”). The Convertible Note is convertible into shares of Company common stock at $0.10 per share. The Convertible Note accrues interest at 10% per annum and is due and payable on September 1, 2008. The Company has the right to repay the Convertible Note at any time prior to maturity without penalty. The Convertible Note will be secured by 90 million shares of Company common stock. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Note in this transaction. Issuance of the Convertible Note was exempt from registration under Section 4(2) of the Securities Act. The Convertible Note was issued to an accredited investor in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale. As of September 30, 2008 and December 31, 2007, $3,193,000 and $3,048,000 was outstanding under the convertible debenture net of debt discount of $54,000 and $199,000, respectively. As of September 30, 2008 and December 31, 2007, accrued interest of $317,000, and $154,000, respectively, was outstanding under the Convertible Note. Upon issuance, the Company recorded a discount from beneficial conversion feature of $325,000 that is amortized over the life of the note using the effective interest method.

JUNE 2008 9% CONVERTIBLE NOTES

The Company closed on a convertible debt financing (the “June 2008 Financing”) with four institutional investors from June 12, 2008 to September 30, 2008 for a total of Euros 2.60 million (approximately U.S. $5,757,000) including 57k€ (approximately U.S. $82,000) of accrued interest  and  closed on additional June 2008 Financings described herein with seven institutional investors from October 6, 2008 to November 12, 2008 for a total of Euros 1,263,100 (approximately U.S. $1,644,665). The Company issued its convertible notes (the “Convertible Notes”) to the institutional investors (the “Lenders”) in connection with the June 2008 Financing. The Convertible Notes are convertible at $0.10 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Notes. The Convertible Notes accrue interest at 9% per annum and are due and payable on September 30, 2011 (the “Maturity Date”). All obligations of the Company under the Convertible Notes will be secured by security interests in all of the tangible and intangible fixed assets, including real estate, of the Company.

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

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $99,000 and $104,000 as of September 30, 2008 and December 31, 2007, respectively, that are collateralized by the assets of the Company and bear European commercial standard rates.

SILENT PARTNERSHIP LOANS-NON-RELATED PARTIES

Technology-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan, which bears interest at 6% per annum. The total amount payable to TBG under the Partnership Agreements at September 30, 2008 and December 31, 2007 was $2,216,000 and $2,259,000, respectively.  TBG is entitled to receive an annual 12% share in profits related to its contributions under the TBG Partnership Agreement.  The TBG Partnership Agreement provides that should GAIA receive additional injections of capital in the course of further financing rounds, TBG shall adjust its profit sharing to the capital ration applicable at such time. Management believes that based upon subsequent equity received by GAIA that the present profit sharing that TBG is entitled to under the Agreement is approximately 4.4%. Management further believes that it is unlikely that TBG will receive any profit sharing under the Partnership Agreement at any time in the near future.

From March 8, 2005 under the TBG Partnership Agreement, TBG is entitled to demand a non-recurrent remuneration of 30% of the amount invested plus 6% of the amount invested at the end of the period of participation for each year after the expiration of the fifth full year of participation under certain circumstances relating to the economic condition of GAIA. The TBG Partnership Agreement terminates in December 2008, unless terminated prior to such time for good cause as defined in the applicable partnership agreement.

The principal, accrued and unpaid interest, and unpaid profits, if any are due on the termination of the TBG Partnership Agreement.

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill, a related party, which totaled $5,254,000 and $6,272,000 as of September 30, 2008 and December 31, 2007. The loans bear cumulative interest at 6% per annum. Under the subordinated loan agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA.

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

MANAGEMENT’S PLANS TO OVERCOME OPERATING AND
LIQUIDITY DIFFICULTIES

Over the past nine years, we have focused our unique extrusion-based large format cylindrical cell manufacturing process, cell technology, large battery assembly expertise, and market activities to concentrate on large-format, high rate battery applications. Our commercialization efforts are focused on applying our lithium-ion rechargeable batteries in the national security, transportation and stationary power markets.

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

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of September 30, 2008, we had an accumulated deficit of approximately $132,881,000. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities and debt financing. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations in the future is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The critical accounting estimates and related risks described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 are those that depend most heavily on these judgments and estimates. As of September 30, 2008, there have been no material changes to any of the critical accounting estimates contained in our 2007 Annual Report on Form 10-KSB.

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

IN ADDITION TO THE RISK FACTORS SET FORTH IN OUR FORM 10KSB FOR THE YEAR ENDED DECEMBER 31, 2007, INVESTORS SHOULD BE AWARE OF THE FOLLOWING RISKS:

•
WE HAVE A WORKING CAPITAL LOSS, WHICH MEANS THAT OUR CURRENT ASSETS ON SEPTEMBER 30, 2008 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES. We had a working capital deficit of approximately $18,698,000 at September 30, 2008, which means that our current liabilities exceeded our current assets on September 30, 2008. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.

•
WE HAVE SUBSTANTIAL INDEBTEDNESS AND ARE HIGHLY LEVERAGED. At September 30, 2008, we had total consolidated current indebtedness of approximately $23,838,000. The level of our indebtedness and related debt service requirements could negatively impact our ability to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. A substantial portion of our future cash flow from operations, if any, may be dedicated to the payment of principal and interest on our indebtedness. Our high leverage may also limit our flexibility to react to changes in business and may place us at a competitive disadvantage to less highly leveraged competitors. In addition, creditors who remain unpaid may initiate collection proceedings, which could hamper our operations due to our short-term cash needs or the effect on our assets subject to debt.

•
WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses of approximately $132,881,000 from inception to September 30, 2008, including approximately $3,969,000 of loss to common shareholders in the quarter ended September 30, 2008. We expect to incur substantial additional operating losses in the future. During the nine months ended September 30, 2008 and 2007, we generated revenues from product sales in the amounts of $2,296,000 and $1,181,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

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

•
WE FACE RISKS RELATED TO LATE SEC FILINGS. There was a delay in filing our financial statements and periodic reports with the Securities and Exchange Commission for the fiscal years ended December 31, 2005,  December 31, 2006, December 31, 2007 and December 31, 2008.  We have been working diligently with our auditors to complete our filings in a timely manner. We have also engaged outside expertise to assist us in this process. Nevertheless, the delay in the completion of the audit of the year end financial statements and reviews of the quarters’ financial statements may lead to litigation claims and/or regulatory proceedings against us and may negatively impact our financing efforts. This delay also impacted our ability to trade our shares on the OTC Bulletin Board and we were delisted in 2006, although our shares continued to be traded and reported in the Pink Sheets Electronic Quotation Service. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing. We may not be able to effectuate our current business strategy. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

•
WE FACE RISKS RELATED TO LATE TAX FILINGS. The Company has not filed its mandatory tax filling for the 2005, 2006 and 2007 [and 2008?] fiscal years with the US Internal Revenue Service and the Commonwealth of Pennsylvania Tax Department. Management believes that the potential liability to the Company is not significant since the Company reported significant losses for the respective years. Moreover, to the best of management’s knowledge, the Company does not believe that not filing tax returns is a violation of any of its contractual covenants. [The Company expects to file its tax returns for all years during the fourth quarter of 2008.]  [NEED UPDATE; HAS THIS BEEN DONE?]

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. Based on that evaluation, management has concluded that the Company’s controls over the accounting of certain debt and equity transactions were ineffective. This material weakness was attributed to lack of technical expertise with respect to the application of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended as well as Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” and related accounting guidance.

As a result, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2008.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company entered into a Financial Advisory and Investment Banking Agreement with North Coast Securities Corporation (“North Coast”) dated February 1, 2006. Subsequent to the date of the Agreement North Coast asserted claims for unpaid compensation under the Agreement. Counsel for North Coast have asserted a breach of contract claim against the Company seeking warrants to purchase 500,000 shares of Company common stock with an exercise price of $0.04 per share and $10,000 per month for the term of the Agreement for a total of $120,000. On December 31, 2007 a lawsuit was filed in Montgomery County against the Company in this matter. Management asserts that no services were rendered to satisfy any compensation. The Court has dismissed the case with prejudice on March 30th, 2009. The Company was responsible for its own legal fees in this matter.

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

The Company closed on debt financings under the June 2008 Financing described herein with seven institutional investors from October 6, 2008 to November 12, 2008  for a total of Euros 1,263,100 (approximately U.S. $1,644,665).  The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Notes in this transaction. Issuance of the Convertible Notes were exempt from registration under Section 4(2) of the Securities Act. The Convertible Notes were issued to accredited investors in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

On October 14, 2008 the Company signed a separation agreement with its Chief Financial Officer, Amir Elbaz, and as part of this separation agreement the Company approved the issuance of 1,500,000 shares of its Common Stock to Mr. Elbaz. The shares have not yet been issued.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed as part of this Report or incorporated herein by reference:

10.85	Asset Purchase Agreement dated August ____, 2008 between the Company and Porous Power Technologies, LLC +

10.86	Sublease Agreement dated August 15, 2008 between the Company and Porous Power Technologies, LLC +

31.1	Certification of Chief Executive Officer and Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

+	Exhibit filed herewith in this Report.

(b)	Reports on Form 8K. During the quarter ended September 30, 2008, we filed the following Reports on Form 8-K:

We filed a Report on Form 8K dated July 10, 2008, reporting on the issuance of a press release announcing we had signed a memorandum of understanding (“MOU”) with EnerSys, one of the world’s largest and most reputable battery companies.  The MOU calls for the establishment of a close relationship on the advancement of large lithium ion batteries between the parties.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION

Date: April ____, 2009	BY:	/s/ Theo M. M. Kremers
Theo M. M. Kremers
Chief Executive Officer
(Principal Executive Officer and Acting Principal Financial Officer)