Form 10-K
period 2008-12-31
LITHIUM TECHNOLOGY CORP
filed 2009-06-15
CIK 804154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File Number 1-10446

LITHIUM TECHNOLOGY CORPORATION
(Name of Registrant as Specified in Its Charter)

DELAWARE	13-3411148
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5115 CAMPUS DRIVE, PLYMOUTH MEETING, PENNSYLVANIA 19462
(Address of Principal Executive Offices) (Zip Code)

(610) 940-6090
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE, $0.01

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes  ☒ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12B-2 of the Exchange Act.

Larger Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Small Reporting Company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Securities Act). ☐ Yes  ☒ No

The aggregate market value of the voting common stock held by non-affiliates on June 30, 2008 (the last business day of our most recently completed second fiscal quarter) was $46,282,747 using the closing price of $ 0.10 on June 30, 2008.

As of May 29, 2009, the registrant had issued and outstanding 745,924,782 shares of common stock.

Documents Incorporated by Reference:  None.

CURRENCY AND EXCHANGE RATES

All monetary amounts contained in this Report are, unless otherwise indicated, expressed in U.S. Dollars. On December 31, 2008, the noon buying rate for Euros as reported by the Federal Reserve Bank of New York was €0.817 to $1.00 U.S.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

Lithium Technology Corporation (“LTC” or the “Company”) is a global manufacturer and provider of rechargeable energy storage solutions for diverse applications. The Company designs and builds a limited amount of large format, cylindrical lithium-ion (Li-ion) rechargeable cells and engineers and builds lithium-ion (Li-ion) rechargeable batteries complete with battery management systems for use in transportation, military/national security and stationary power markets. LTC also manufactures its own unique large format, cylindrical cells. The Company believes that it offers cells with the highest power density of any standard commercial Li-ion cell in the western hemisphere (most amperes or watts per kilogram). LTC cells are also the largest Li-ion cells produced in the western hemisphere (most energy capacity - watt-hours or amp hours). The Company’s leading technology capabilities, manufacturing infrastructure and management strengths enable it to provide a unique breadth of solutions in battery design, manufacturing, marketing, and delivery. Industrial, retail and government customers include DesignLine International, Volkswagen, Frazer Nash, Duracar, RUF/Siemens, US Hybrid, Enersys, ArvinMeritor, ZF, NASA, Lockheed Martin, ThyssenKrupp, scientific research facilities and the national defense agencies of the United States, United Kingdom and Germany, among others.

The transportation, military, and stationary power markets continue to demonstrate that lithium-ion is the technology of choice for advanced battery applications placing us at the threshold of a period of significant growth.

The Company’s rechargeable lithium battery technology basis dates back to 1983. Since 1983, LTC has evaluated a wide range of lithium battery technologies. These evaluations have involved coating a wide variety of electrode materials, including those for Li-ion liquid, lithium metal and lithium polymer chemistries, onto a variety of substrates, including solid foils, expanded metal grids and fiber webs. The Company has engaged in high-yield pilot line operations since 1996. Over the last seven years, various manufacturing steps were adapted to our pilot line to accommodate new techniques. These factors have allowed us the flexibility to match the battery design to the application. In 1997, we began focusing on unique large footprint cells and large battery assemblies comprised of large number of cells and control circuitry. LTC’s manufacturing practices and know how combined with advanced in-house R&D efforts and collaborative relationship with material developers (i.e.: Süd-Chemie/Phostech, BASF, ConocoPhillips, etc.) and research institutions have positioned the Company ahead of its competitors. LTC is not dependent on one type of chemistry, but can adapt to new developments in any of its target markets. As an example, when management of the Company identified the movement of the transportation industry toward the cathode materials of iron-phosphate toward the end of 2006, the Company geared efforts to manufacture large format high power cells (6AH, 35AH), which are the biggest of its kind today in the market. In February of 2008 the Company launched its product line of High Energy iron-phosphate, which completes the Company’s product offering with regards to iron-phosphate chemistry. In 2008 the Company sold its pilot flat cell production activity in Plymouth Meeting and reduced its cylindrical cell portfolio, which are manufactured at the Company’s manufacturing plant in Nordhausen Germany. Batteries which are designed and assembled on customer requirements are assembled both in Plymouth Meeting or the customer’s premises for the US market or in Nordhausen for the European market. We are working to introduce other chemistries that will add benefit to the end customers, but all within the Li-ion field. In recent years, we have extended our experience to the assembly of fully engineered batteries complete with battery management systems.

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

In 2000, after four years of development, the GAIA team of experienced industrial managers, battery development engineers and production engineers succeeded in advancing GAIA’s lithium polymer technology to the pilot production stage.

LTC merged with GAIA in 2002, where the surviving entity is LTC, and GAIA is the wholly owned subsidiary. By the end of 2003, LTC and GAIA cooperation resulted in the development of several new cylindrical cell designs for use in HEV batteries and in national security applications. Additionally, LTC continued to manufacture flat cells of the same chemistry for unique applications.

We have two principal centers of operation – in Plymouth Meeting, Pennsylvania and in Nordhausen, Germany. The Plymouth Meeting office is also our corporate headquarters. Sales into the U. S. and European markets are managed out of each of the offices. Our strategic business plan incorporates a unified approach by our two locations to overall business strategy, procurement, production, market and competitive analysis, customer contact plans, marketing, public relations/investor relations, sales, distribution, securing future joint venture relationships for manufacturing and distribution, future resource needs, and financial matters.  We have spent nearly $135 million advancing our technologies, and we are now in a position to manufacture and sell highly reliable, cost-effective advanced lithium-ion rechargeable batteries to our target market segments, to further develop our technology, and to license out our technology. All technology, research and development and all cell product development is concentrated in Nordhausen, Germany, because the cell manufacturing is concentrated in Nordhausen, Germany as well.

We have financed our operations since inception primarily through equity and debt financings, loans from shareholders, including loans from Arch Hill Capital N.V. and related parties, loans from silent partners and bank borrowings secured by assets. The Company’s operating plan seeks to minimize its capital requirements, but the expansion of its production capacity to meet increasing sales and refinement of its manufacturing process and equipment will require additional capital. The Company expects that operating and production expenses will increase significantly to meet increasing sales. For this reason the Company restructured its business starting in the third quarter of 2008, by abandoning its flat cell production activity and streamlining its cylindrical cell production in Nordhausen Germany. Going forward the US operation will assemble batteries to customer needs for the US market. Batteries for the EU market will initially be assembled in Nordhausen Germany. The Company has recently entered into a number of financing transactions and raised approximately $7 million in net proceeds in debt and equity financing transactions from January to December 2008 (see Notes 8 and 10).  The Company is continuing to seek other financing initiatives and needs to raise additional capital to meet its working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities. The Company believes that if it raises approximately $7 million in debt and equity financings it would have sufficient funds to meet its needs for working capital, repayment of debt and for capital expenditures over the next twelve months and to meet expansion plans.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

No assurance can be given that we will be successful in completing these or any other financings at the minimum level necessary to fund our working capital or to complete our product commercialization or at all. If we are unsuccessful in completing these financings, we will not be able to fund our working capital requirements, products, commercialization or execute our business plan. These conditions raise substantial doubt about our ability to continue as a going concern.

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

LTC holds 100% of the outstanding shares of GAIA Holding B.V., a Netherlands holding company. GAIA Holding is a private limited liability company incorporated under the laws of the Netherlands on February 2, 1990, with a statutory seat at The Hague (the Netherlands) and office address at Parkweg 2, 2585 JJ, The Hague, the Netherlands. GAIA Holding is the legal and beneficial owner of all of the issued and outstanding shares of Lithiontech B.V., a Netherlands company limited by shares that was formed on February 8, 1999. Lithiontech has the legal and beneficial ownership of all the issued and outstanding shares of DILO Trading AG, a Switzerland company limited by shares that was formed on September 11, 1975 and Lithiontech Licensing B.V., a Netherlands company limited by shares that was formed on February 8, 1999. DILO Trading holds patents for which the intellectual property was developed by DILO Trading in collaboration with GAIA. Until 2008 GAIA held a worldwide, exclusive license for all these patents. In 2009 GAIA will start paying for those licenses that GAIA is using from DILO Trading. License fee structure will depend on the exclusivity level and regional coverage that GAIA wants to obtain from DILO Trading. For those patents that GAIA will not retain global exclusivity, DILO Trading will look for other license partners.

GAIA Holding is the beneficial owner of all of the issued and outstanding shares of GAIA. Legal ownership of the outstanding shares of GAIA are held pursuant to certain Dutch and German trust agreements by two Netherlands entities (“Nominal Stockholder”) for the risk and account of GAIA Holding. Based on the Dutch and the German trust agreements, the Nominal Stockholders are obliged to transfer the legal ownership of the shares in GAIA without any further payments to GAIA Holding to a third party designated by GAIA Holding on the demand of GAIA Holding. Pursuant to the trust agreements, GAIA Holding has the right to vote the shares of GAIA held by the Nominal Stockholders.

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

Since the Company was not current in its SEC filings the Company’s shares ceased trading on the OTCBB on May 31, 2006. The Company’s common stock is traded in the over-the-counter market, and “bid” and “asked” prices in the common stock are quoted on the OTC Pink Sheets under the symbol “LTHU”.

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

We believe that our large format cylindrical cell designs provide a special advantage for transportation, military/national security and stationary power applications. The target markets continue to demonstrate that lithium-ion is the technology of choice for advanced battery applications placing us at the threshold of a period of significant growth.

Over the past years, we have successfully focused on producing larger, more consistent runs of standardized cylindrical cells. In the last two years, we have been successful in increasing production, improving quality and yields and reducing production costs. As part of the further improvements of our operational performance we discontinued in 2008 the production of flat cells and limited the amount of cylindrical cells to be produced going forward. We have established several standardized modular battery assembly designs which facilitate the construction of custom batteries. We have expanded our custom battery design activities and we continue to receive favorable feedback from field use and testing by our customers. During 2007 the Company started producing standard batteries for wind generators and robots. In 2008 the Company did offer standard batteries for large transportation applications. In 2009 the Company will focus to grow the manufacturing volume of cells and of batteries, to improve gross margin and yields. The biggest challenge for the Company will remain its ability to find sufficient (working) capital to increase its manufacturing volume.

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

During the first quarter of 2006, GAIA delivered a lithium-ion battery for a hybrid vehicle that is being developed by UK based automotive technology specialists Zytek Systems as part of the Energy Saving Trust’s Ultra-Low Carbon Car Challenge (known as ULCCC). In March 2005, Zytek was awarded grant funding from the Energy Saving Trust for the second phase of their ULCCC project to develop a new high efficiency, dual mode hybrid vehicle. The vehicle is based on the new Smart forfour and will utilize a hybrid power train based on 1500cc, 3-cylinder turbo charged diesel engine coupled to two high-efficiency, permanent-magnet electric motors. Zytek has taken delivery of three lithium-ion batteries each with output of 288 volts, a capacity of 7.5 amp hours (or about 2.2 kWh of energy) and with a capability to deliver 25 kWh of power. These batteries can be charged by either the internal combustible engine, by regenerative breaking, or by household mains (plug-in hybrid), and will have a modest all-electric range. LTC, together with Zytek and I+ME, have jointly developed an improved version of the Battery Management System to include additional safety features and to control the charging of the battery from the mains. The Battery Management System will also communicate with the vehicles energy management system for better efficiency and control. Additionally, GAIA delivered several batteries to undisclosed car manufacturers.

The Company has been awarded several contracts in the space of Hybrid Electric Vehicles, Plug-in Hybrid Electric Vehicles and Full Electric Vehicles. These projects vary from the delivery of prototype batteries, to small volume delivery of the same battery to a regular delivery of batteries as part of a fixed delivery schedule to end customers. The Company’s focus for 2009 is to increase the programs in which the Company delivers batteries on a regular basis. The list of customers include names like Design Line International, Frazer Nash Research, Volkswagen, Duracar/Quicc, US Hybrid, ArvinMeritor, ZF, RUF/Siemens and others.

As a result of our involvement with the military market over the last three years, we have received orders for various prototype batteries and small production runs of both customized cells and batteries from customers. As a result of our continuing involvement with the military market, we have interacted with customers that are actively pursuing new battery technologies. We have been able to apply our battery technology for use with new high tech systems including robots, advanced weapons, launch vehicles and unmanned underwater vehicles (known as UUVs). We have been working with some clients since 2004 for these military applications. In 2008 the Company signed a Memorandum of Understanding with Enersys, in which Enersys would become the exclusive global distributor of the Company’s product for the military/national security market. For stationary applications Enersys received a non-exclusive distributorship. Both partners are working the details of the final agreement.

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

In the stationary power market we supplied prototype batteries for backup control systems for wind generators in Europe.

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

We produce high power cells designed for HEVs and military applications that can discharge hundreds of amps in times as short as a few minutes, and high capacity cells for applications such as back-up power and remote standby installations. Cells are manufactured in cylindrical form and employ proprietary extrusion, design and assembly technology. We manufacture a variety of standard cells that are assembled into custom large batteries complete with electronics (battery management systems) and electronics to communicate with other components of the system for performance monitoring.

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

Lithium-ion Battery Market

The lithium-ion battery market is rapidly expanding and maturing. Large format lithium-ion batteries are becoming widely known and accepted, resulting in accelerating market growth. We are benefiting from this expansion of new product applications by being able to be involved in the initial design of these applications. This market expansion is also driving material suppliers to develop higher energy, lower cost and safer raw materials. Increasing volumes of production are being shifted to China and this continues to put downward pressure on pricing. Some of our Asian competitors have introduced high power cells and large formats which emphasizes our need to ramp up quickly and provide custom solutions to capture market share. The Company believes that Lithium-ion is the chemistry of choice for the growing demand for portable devices. Other technologies, like nickel-cadmium is shrinking. Nickel-cadmium still holds a major share for power tools, two-way radios and medical devices. This chemistry is preferred over nickel-metal-hydride for its high durability and reliable service but some countries will ban its use for environmental reasons. Without a major breakthrough, the fuel cell will play an insignificant role in providing power for future applications. Cost, size and performance are the main obstacles. Although continuous in operation by replacing fuel capsules, the fuel cell, as we know it today, still needs a backup battery to satisfy the power requirements of modern portable equipment. It is believed that the electro-chemical battery will keep its present position for some time to come as it has it did has for the last century.

Our Target Markets

We are leveraging our expertise in high power and large battery assemblies to commercialize advanced lithium batteries as a new power source in the transportation, military/national security systems and stationary power markets with a particular focus on the U.S. and European geographic market segments where the customers prefer a domestic supplier. Our sales and marketing efforts are focused on markets where we can obtain a premium by being a western hemisphere, domestic supplier, providing a better product and better service and co-developing custom solutions for new emerging high tech products. Our business plan does not incorporate mass commercial markets in the immediate future from our existing facilities. Entry into these large volume markets is projected though the licensing of our technology and collaborative efforts with third parties.

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

•
National Security Market. National Security/Military applications require flexibility in design as the applications encompass a wide range of power output, broad operating temperatures, lower weight and thousands of recharge cycles. Performance is more important than price in this market. We have found our lithium-ion batteries displacing silver-zinc batteries. Over the past years, as we have provided the market with high power batteries, we have also seen new applications emerge in areas such as pulsed defensive weapons. In 2008 the Company sign a Memorandum of Understanding with Enersys in which they will become the exclusive global distributor of our large format, cylindrical cells for the national security/military market.

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

PHASE II (from 2007), Standard cells and High-Tech Specialty Batteries: Early followers; users requiring modest to high volumes with low to moderate price sensitivity. Expansion of business via strategic partnerships to deepen presence in existing markets and to gain entry into new markets.

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

The rechargeable battery industry consists of major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. We compete against companies producing lithium batteries as well as other primary and rechargeable battery technologies. Our primary competitors in the national security market are: Saft, Eagle-Pitcher, The Yardney Technical Products, Inc. and Ultralife Batteries, Inc. Our primary competitors in the Transportation Market are: Johnson Controls, Inc./Saft,  Panasonic EV Energy Co.(Majority owned by Toyota), The Sanyo Group of Companies, Delphi Automotive Systems,  A123 Systems, and Ener1 Group. Our primary partner in the military/national security and stationary power market is Enersys.

INTELLECTUAL PROPERTY

As of December 31, 2008, LTC and its subsidiaries hold 29 issued patents in Europe and 15 in the United States and have 30 pending patent applications. DILO Trading holds patents for which the intellectual property was developed by DILO Trading in collaboration with GAIA. DILO Trading has granted GAIA the right to use these patents exclusively. This exclusivity will be reconsidered in 2009. Although we believe that the pending patent applications will be granted, no assurance to this effect can be given.

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

RESEARCH AND DEVELOPMENT

We devote substantial resources to technology development activities related to the development of our cells. Our research has focused upon bringing existing available technology to viable commercial production for specific applications. The majority of our effort is directed towards product quality, process yield improvement, identifying alternative raw materials and supplies for use in our batteries, and cost reduction. We seek evolutionary improvements for cell and battery design, including controls. We evaluate new materials, which are not direct substitutes, for use in our batteries, but offer advantages such as cost, safety and performance. One such material which results in cells that are intrinsically safe from overcharge or short circuit is now in beta test. Such a development is critical to the development of the automotive and consumer markets.

EMPLOYEES

As of December 31, 2008, we employed a total of 9 full-time employees at LTC, and 65 full-time employees at GAIA. None of our employees at LTC or GAIA are represented by a labor union. We consider our employee relations to be good.

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

ITEM 1A.	RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 2.	DESCRIPTION OF PROPERTY

LTC was leasing a 12,400 square foot facility at 5115 Campus Drive in Plymouth Meeting, Pennsylvania pursuant to a Lease Agreement with PMP Whitemarsh Associates dated July 22, 1994, as amended. The facility was being leased under a one-year lease extension that commenced on April 1, 2008 and ended on March 31, 2009. The base annual rent under this lease agreement was $160,000. LTC did not extend the lease after March 31, 2009. In August 2008 the Company signed an Asset Purchase Agreement with Porous Power Technologies and a Sublease Agreement with Porous Power Technologies. At the facility, we sold some of our assets to Porous Power Technologies, the others which could be of use to the Company at its manufacturing facility in Nordhausen, Germany were shipped from Plymouth Meeting to Nordhausen, Germany. Porous Power Technologies was a sub-tenant to the Company at the Company’s facility from August 2008 to March 31, 2009. Porous Power Technologies signed a lease agreement for the Plymouth Meeting facility on April 1, 2009. The Company signed a six month sub-lease agreement with Porous Power Technologies for total rent of $42,000 ($7,000 per month), with the possibility to extend the sub-lease for 3 month periods. This facility has sufficient space to meet our near-term needs in the United States. Our corporate headquarters are located at the Plymouth Meeting, Pennsylvania facility.

GAIA owns approximately 150,000 square foot renovated facility in the city of Nordhausen, Thuringia Germany. This facility has sufficient space to meet our near-term needs in Europe and can be upgraded to increase production capacity significantly. The facility also includes laboratory, quality control and offices for the European sales and management teams. At this facility we have sufficient equipment to be able to produce up to 40,000 cells per annum. By investing limited amounts the Company will be able to increase the production capacity. However for large volume production the facility in Nordhausen and the chosen production concept will not be reviewed. The facility has sufficient space to meet our near-term needs in Europe.

ITEM 3.	LEGAL PROCEEDINGS

The Company entered into a Financial Advisory and Investment Banking Agreement with North Coast Securities Corporation (“North Coast”) dated February 1, 2006. Subsequent to the date of the Agreement North Coast asserted claims for unpaid compensation under the Agreement. Counsel for North Coast have asserted a breach of contract claim against the Company seeking warrants to purchase 500,000 shares of Company common stock with an exercise price of $0.04 per share and $10,000 per month for the term of the Agreement for a total of $120,000.  On December 31, 2007 a lawsuit was filed in Montgomery County against the Company in this matter. Management asserts that no services were rendered to satisfy any compensation. This matter has not been resolved as of December 31, 2008. Montgomery County court has dismissed the case with prejudice on March 30, 2009. The Company was responsible for its own legal fees in this matter.

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

On March 25, 2009, the Company filed an Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, to increase the number of authorized shares of the Company’s common stock to 3,000,000,000 shares.  The amendment of the Company’s Restated Certificate of Incorporation to reflect the increase was approved by the Company’s Board of Directors and the holders of a majority of the Company’s common stock in October 2008.  An information statement describing the amendment was mailed to stockholders on February 10, 2009 and became effective on March 2, 2009.  The increase in the number of authorized shares of common stock is needed in order for the Company to have an adequate reserve of common stock available for issuance upon conversion of existing convertible securities and exercise of outstanding options and warrants and to satisfy certain commitments to issue common stock.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s common stock is traded in the over-the-counter market, and “bid” and “asked” prices in the common stock are quoted on the OTC Pink Sheets under the symbol “LTHU”. The following table sets forth certain information with respect to the high and low bid prices for our common stock as of the close of each of the four calendar quarters of 2008 and 2007. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

	Bid Prices for Common Stock
	High	Low
2008
Fourth Quarter	0.107	0.050
Third Quarter	0.100	0.060
Second Quarter	0.090	0.050
First Quarter	0.120	0.040
2007
Fourth Quarter	0.150	0.087
Third Quarter	0.155	0.085
Second Quarter	0.165	0.025
First Quarter	0.050	0.025

On December 31, 2008, the last sale price quoted on the OTC Pink Sheets was $0.04. As of December 31, 2008, there were approximately 1,040 holders of record of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER

EQUITY COMPENSATION PLANS

The following table sets forth information as to securities issuable upon exercise of outstanding options and warrants and available for issuance under equity compensations plans as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders		0	N/A	N/A

Equity compensation plans not approved by security holders	Options :
	1994 Plan-	29,309	$5.2000	0	(1)
	Directors Plan-	5,501	$5.6000	0	(1)
	1998 Plan-	18,842	$5.5600	0	(1)
	2002 Plan	35,500	$3.8600	308,750
	Warrants :	4,532,836	$0.0500	0
		100,000	$1.9100	0
		200,000	$0.0600	0
Total		4,921,988	$0.1736	308,750

(1)	Option Plan terminated as of December 31, 2002.

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

WARRANTS

Warrants issued under equity compensation plans, which were outstanding as of December 31, 2008, include the following:

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

The Company issued to a consultant 200,000 warrants to purchase shares of common stock with an exercise price of $0.064. The warrants expired on May 6, 2009.

The Company issued 264,739 finder warrants to purchase shares of common stock with an exercise price of $0.187. The warrants expire on May 31, 2009.

The Company issued 684,099 finder warrants to purchase shares of common stock with an exercise price of $0.257. The warrants expire on August 30, 2009.

The Company issued 20,000 placement warrants to purchase shares of common stock with an exercise price of $0.055. The warrants expire on May 17, 2009.

SALE OF SECURITIES DURING QUARTER ENDED DECEMBER 31, 2008

On October 14, 2008 the Company signed a separation agreement with its Chief Financial Officer, Amir Elbaz, and as part of this separation agreement the Company approved the issuance of 1,500,000 shares of its Common Stock to Mr. Elbaz. The shares have not yet been issued.

The Company closed on debt financings under the June 2008 Financing described herein with seven institutional investors from October 6, 2008 to December 23, 2008 for a total of Euros 2,213,100 (approximately U.S. $2,934,307).  The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Notes in this transaction. Issuance of the Convertible Note was exempt from registration under Section 4(2) of the Securities Act. The Convertible Notes were issued to accredited investors in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements included elsewhere in this Report.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance.  The statements contained in this Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the successful commercialization of our batteries, future demand for our products, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, our ability to consummate future financings and other risks and uncertainties, certain of which are beyond our control. Additional factors that could affect the Company’s forward-looking statements include, among other things: the restatement of the Company’s financial statements for the fiscal year ended December 31, 2004, and the delay in filing financial statements and periodic reports with the Securities and Exchange Commission for the fiscal years ended December 31, 2005 to date; negative reactions from the Company’s stockholders, creditors, customer or employees to the results of the review and restatement or delay in providing financial information and periodic reports; the impact and result of any litigation (including private litigation), or of any investigation by the Securities and Exchange Commission or any investigation by any other governmental agency related to the Company; the Company’s ability to manage its operations during and after the financial statement restatement process; and the Company’s ability to successfully implement internal controls and procedures that remediate any material weakness in controls and ensure timely, effective and accurate financial reporting. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

Forward-looking statements are based on management’s current views and assumptions and involve known and unknown risks that could cause actual results, performance or events to differ materially from those expressed or implied in those statements.

GENERAL

We are engaged in limited volume production and development contracts, in both the United States and Germany, of large format cylindrical lithium-ion rechargeable cells and batteries used as power sources in advanced applications in the transportation, military/national security and stationary power markets. We have moved from a development and pilot-line production company to a small production business with our lithium-ion rechargeable cells and batteries. The Company will be increasing production capacity by engaging into large volume cell delivery and battery assembly programs.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

At December 31, 2008, cash and cash equivalents were $792,000. Total liabilities as of December 31, 2008 were $21,897,000 consisting of current liabilities in the aggregate amount of $15,112,000. At December 31, 2008, assets included $2,623,000 in inventories, property and equipment, net of accumulated depreciation, of $6,933,000, prepaid expenses and other current assets of $173,000. As of December 31, 2008, our working capital deficit was $11,360,000 as compared to $25,444,000 at December 31, 2007. We expect to incur substantial operating losses as we continue our commercialization efforts (For disclosure purposes, all numbers related to the Company’s financials were rounded to the nearest thousand).

	December 31, 2008	December 31, 2007
Current debt is summarized as follows:
Loans From Financial Institutions	$82,000	$104,000
Silent Partner loans-TBG	2,162,000	2,259,000
July 2007 10% Convertible Debenture	3,247,000	3,048,000
Sub total current debt	$5,491,000	$5,411,000

Related party debt:
Subordinated Loans from Archhill	3,627,000	6,272,000
Promissory Note to Archhill	1,777,000	60,000
Sub total Related party debt	5,404,000	6,332,000
Long term debt
June 2008, 9% Convertible Note,	6,785,000	-
		-
Warrant liability	292,000	15,550,000
Total current debt	$17,972,000	$27,293,000

For more detailed information on our debt, see Note 4 to our financial statements contained herein.

FINANCING TRANSACTIONS

We have financed our operations since inception primarily through equity and debt financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets.  We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives.  From January to December 2008, we raised approximately $6.8 million in debt financing transactions and approximately $500,000 through the exercise by a holder of 40 million outstanding warrants.   We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities. No assurances can be given that such financing will be available in sufficient amounts or at all. If such financing is not available there can be no assurance that Arch Hill Capital or any other major shareholder will provide any further funding.

The following is a general description of our existing debt and equity financing transactions. See also the Notes to Consolidated Financial Statements included with this Report.

SILENT PARTNERSHIP LOANS-

Technology-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan, which bears interest at 6% per annum. The total amount payable to TBG under the Partnership Agreements at December 31, 2008 and December 31, 2007 was $2,162,000 and $2,259,000, respectively.  TBG is entitled to receive an annual 12% share in profits related to its contributions under the TBG Partnership Agreement.  The TBG Partnership Agreement provides that should GAIA receive additional injections of capital in the course of further financing rounds, TBG shall adjust its profit sharing to the capital ration applicable at such time. Management believes that based upon subsequent equity received by GAIA that the present profit sharing that TBG is entitled to under the Agreement is approximately 4.4%. Management further believes that it is unlikely that TBG will receive any profit sharing under the Partnership Agreement at any time in the near future.

From March 8, 2005 under the TBG Partnership Agreement, TBG is entitled to demand a non-recurrent remuneration of 30% of the amount invested plus 6% of the amount invested at the end of the period of participation for each year after the expiration of the fifth full year of participation under certain circumstances relating to the economic condition of GAIA. The TBG Partnership Agreement terminated in December 2008.

TBG has contacted the Company and has claimed under the terms of the agreement the remuneration in the amount of $1,297,000 (920,000 Euros).  Management asserts that TBG has not met the terms of the agreement and is not entitled to the above amount.

GAIA is negotiating with TBG to convert the TBG Partnership Agreement into a long term loan bearing an interest rate of 6% per annum, including a repayment schedule.

In March 2009 LTC received a request from Frankendael Participatiemaatschappij NV (“Frankendael”) to confirm to Frankendael the outstanding amount as part of the “Stille Beteiligung” loan agreement of March 1999 (the “Frankendael Debt”), which would mature after 10 years. Management is of the opinion that there is no outstanding amount due from either LTC or GAIA to Frankendael due to the transfer of the Frankendael Debt from Frankendael to Arch Hill Ventures and the October 2005 debt exchange between Arch Hill Ventures and the Company, as reported in the Company’s Form 8-K dated October 21, 2005.

JULY 2007 10% CONVERTIBLE NOTE

On July 11, 2007, debt of European subsidiaries of the Company and accrued interest was satisfied with the payment of €6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,000 (the “Convertible Note”). The Convertible Note is convertible into shares of Company common stock at $0.10 per share. The Convertible Note accrues interest at 10% per annum and was due and payable on September 1, 2008. The Company has the right to repay the Convertible Note at any time prior to maturity without penalty. The Convertible Note will be secured by 90 million shares of Company common stock. As of December 31, 2008, $3,247,000 plus accrued interest of $154,242 was outstanding under the Convertible Note. Upon issuance the Company recorded a beneficial conversion feature of $324,721 that is amortized over the life of the note using the effective interest method.

As of September 1, 2008 the Convertible Note was extended for an additional six months, under the same conditions. The interest rate on the unpaid accrued interest as of September 1, 2008 was increased from 10% to 12% per annum. On March 1, 2009 the Convertible Note was extended a second time until January 1, 2010.

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill, a related party, which totaled $3,627,000 and $6,272,000 as of December 31, 2008 and December 31, 2007.  The outstanding amount as of December 31, 2008 consists out of unpaid management fees invoiced from Arch Hill to GAIA Holding BV over the period 2004 till 2008 and accrued interest.

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

A balance of $3,627,000 remains payable to Arch Hill after the issuance of the Series C Preferred Stock discussed above.   As the conversion price is beneficial to Arch Hill at the time of the settlement agreement because the conversion price was below market on that date, a beneficial conversion discount was recorded on the remaining debt.

Based on management’s calculations, the beneficial conversion discount was higher than the value of the remaining note payable. As the beneficial conversion discount cannot exceed the face value of the note, it was capped at $3,627,000. Since the debt has no redemption date subsequent to the settlement agreement, the beneficial conversion discount was expensed immediately at the time of the debt settlement transaction.

On March 25, 2009 the Company filed an Amendment to its Restated Certificate of Incorporation in which it increased the amount of authorized shares of common stock to 3 billion. As part of this increase the Company will be able to convert the balance of the above described debt of  $3,627,000 to Arch Hill into 190,172,300 shares of common stock.

PROMISSORY NOTES – RELATED PARTY

Arch Hill Real Estate N.V. had over the period 2004 and 2005 billed an amount of $70,000 per month  as management fees to Gaia Holding BV. The amount was unpaid as per December 31, 2008 and is included in the  promissory notes  of $1,777,000 from Arch Hill, in which balance unpaid management fees and unpaid interest for the years 2004-2008 are included. The accrued interest related to the notes in 2008 was approximately $124,000.

JUNE 2008 9% CONVERTIBLE NOTES

The Company closed on a convertible debt financing (the “June 2008 Financing”) with several institutional investors from June 12, 2008 to December 23, 2008 for a total of Euros 4.80 million (approximately U.S. $6,785,000). The accrued interest on this amount is €139,000 (approximately U.S. $204,000).The Company issued its convertible notes (the “Convertible Notes”) to the institutional investors (the “Lenders”) in connection with the June 2008 Financing. The Convertible Notes are convertible at $0.10 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Notes. The Convertible Notes accrue interest at 9% per annum and are due and payable on September 30, 2011 (the “Maturity Date”). All obligations of the Company under the Convertible Notes will be secured by security interests in all of the tangible and intangible fixed assets, including real estate, of the Company.

In March 2009 the Board of Directors of the Company approved a reduction of the conversion price of the Convertible Notes from $0.10 per share to $0.07.  This reduction will apply to all holders of Convertible Notes.

In April 2009 the Company received confirmation from one of the investors that the terms and conditions of the June 2008 9% convertible loan will apply to the loan of EUR 100,000 which was originally granted as a bridge loan in 2008. The amount of EUR 100,000 is included in the balance of the June 2008 9% convertible note.

Based upon the decreased conversion price and under assumption that all note holders would voluntary choose a conversion into shares, the principal and accrued interest under the Convertible Notes, would convert into 102,495,482 shares of common stock as of December 31, 2008.

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

The Convertible Notes provide that in the event of the receipt by the Company or any of its subsidiaries of any proceeds from any “Asset Sale” or “Insurance/Condemnation Award”, the Company shall apply within thirty (30) Business Day after the receipt thereof the net after-tax proceeds there from to pay in cash the principal and all accrued but unpaid interest hereunder. “Asset Sale” means any sale, transfer, conveyance or other disposition by the Company or any of its subsidiaries of any of its property or assets, other than the sale of inventory in the ordinary course of business.

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

SALE OF SERIES C CONVERTIBLE PREFERRED STOCK

During 2007 the Company closed on the sale of Series C Preferred Stock in several private placement transactions. The Company sold 119,481 shares of Series C Preferred Stock at a purchase price of $150 per share for an aggregate purchase price of $17,922,117. Each share of Series C Preferred Stock is convertible into 2,500 shares of Company common stock. The effective purchase price for each underlying share of Company common stock in these transactions was $0.06 per share. Additionally, the Company sold 35,868 shares of Series C Preferred Stock for an aggregate purchase price of $9,466,875 at a purchase price of $250 per share of Series C Preferred Stock, with an effective purchase price for each underlying share of Company common stock of $0.10 per share in these transactions. No additional shares of Series C Preferred stock were sold or issued during 2008 other than shares issued in the Debt Settlement described above.  See “Subordinated Loans From Related Party”.

Each share of the Series C Preferred Stock is convertible at the option of the holder thereof into 2,500 shares of Company common stock at any time following the authorization and reservation of a sufficient number of shares of Company common stock by all requisite action, including action by the Company’s Board of Directors and by Company stockholders, to provide for the conversion of all outstanding shares of Series C Preferred Stock into shares of Company common stock. On March 25, 2009 the Company filed an Amended Certificate of Incorporation, in which the authorized amount of common stock has been increased from 750,000,000 to 3,000,000,000 shares of common stock.

Each share of the Series C Preferred Stock will automatically be converted into 2,500 shares of Company common stock on June 22, 2009, which is 90 days following the authorization and reservation of a sufficient number of shares of Company common stock to provide for the conversion of all outstanding shares of Series C Preferred Stock into shares of Company common stock.

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

The Series C Preferred Stock has no mandatory or optional redemption rights, thus, cannot be redeemed for cash. The Series C Preferred Stock is only convertible into the Company’s common stock upon the Company having enough shares of common stock authorized to issue. As the control of the conversion lies with the Company in authorizing an increase in the number of shares of Company common stock, the holder cannot force conversion without such increase in authorized shares, and the stock has no redemption rights, the Series C Preferred Stock is classified in permanent equity on the Company’s consolidated balance sheet. Upon issuance of the Series C Convertible Preferred stock the par value ($0.01) is credited toward the Series C Preferred Stock, and the balance is credited toward additional paid-in capital. For issuances of convertible Preferred Stock with beneficial conversion feature the discount is recognized upon issuance as a debit and a credit to additional paid in capital. The beneficial conversion discount on the Series C Preferred Stock is shown as separate line item in the statement of stockholders’ deficit and is reflected on the income statement as a decrease/ increase of income/loss applicable to common shareholders.

MANAGEMENT’S PLANS TO OVERCOME OPERATING AND
LIQUIDITY DIFFICULTIES

Over the past nine years, we have refocused our unique extrusion-based manufacturing process, cell technology, large battery assembly expertise, and market activities to concentrate on large-format, high rate battery applications. Our commercialization efforts are focused on applying our lithium-ion rechargeable batteries in the transportation, stationary power and national security markets.

Our operating plan seeks to minimize our capital requirements, but expansion of our production capacity to meet increasing sales and refinement of our manufacturing process and equipment will require additional capital. We expect that operating and production expenses will increase significantly as we continue to ramp up our production and continue our battery technology and develop, produce, sell and license products for commercial applications. For this reason the Company restructured its business starting in the third quarter of 2008, by abandoning its flat cell production activity and streamlining its cylindrical cell production in Nordhausen Germany. Going forward the US operation will assemble batteries to customer needs for the US market. Batteries for the EU market will initially be assembled in Nordhausen Germany.

Management plans to use a more aggressive pricing structure through price reductions to be able to address the market more aggressively in order to obtain larger volume contracts. This price reduction will have an impact on the valuation of the finished goods inventory which has been accounted for in the quarter ended September 30, 2008. All proposals sent out prior to the third quarter were based on the Company’s pricing structure prior to any price reductions.

We have recently entered into a number of financing transactions (see Notes 4 and 7 to our financial statements). From January to December 2008, we raised approximately $6.8 million in debt financing transactions and approximately $500,000 through the exercise by a holder of 40 million outstanding warrants.   We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities and debt financing. We believe that if we raise approximately $7 million in debt and equity financings, we would have sufficient funds to meet our needs for working capital, repayment of debt and for capital expenditures over the next twelve months and to meet expansion plans.  With these funds the Company will be able to expand the production capacity to approximately 20MWh per annum and to expand battery assembly activities in both the US and in Europe. After these investments the existing production facility in Nordhausen will not be able to expand even further. If after that the Company would like to extend the production capacity substantially it will need substantially more new capital to build this new facility. The ultimate location will  depend on the regional market needs.

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

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next few years. As of December 31, 2008, we had an accumulated deficit of approximately $137,000,000. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities and debt financing. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations in 2009 is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

Revenues from Product Sales

Revenues from product sales increased to $4,167,000 or 59% in the year ended December 31, 2008 from $2,609,000 in the same period in 2007. The increase in sales revenues is a result of our focused sales and operational performance.

As we are still in early manufacturing stage, but by limiting the amount of different large format cylindrical cells we are producing and selling, and by streamlining our production facility logistically, the Company has been able to improve yield substantially. Our mission continues to be to become a leading manufacturer of large format cylindrical rechargeable lithium power solutions for advanced transportation, stationary power and national security applications. We can also license our technology and have the capability to enter into other collaborative efforts with third parties.

In the transportation market, the rapidly increasing cost of petroleum-based fuels continues to accelerate the move to full electric and plug-in electric hybrid vehicles. While we believe that other automobile manufacturers will take several years to adopt the technology, we are continuing our development efforts through smaller, but more focused market opportunities. Political pressure to innovate drive train technologies towards electric and plug-in hybrid solutions has put strong emphasis and interest in battery technology over the past several months.

Outside the U.S., we continue to further our agreement with ThyssenKrupp, the largest manufacturer of non-nuclear, manned submarines to develop and manufacture special, very large lithium-ion cells for propulsion.

Cost of Goods Sold

Cost of goods sold was $7,459,000 in the year ended December 31, 2008 compared to $3,729,000 in the same period in 2007, an increase of 100%.  The increase was due to reclassification of other costs to Cost of Goods Sold. We continue to look for cheaper sources of raw materials and more efficient production processes. We anticipate costs to decline substantially as we achieve larger economies of scale.  We continue to look for cheaper sources of raw materials and more efficient production processes. We anticipate costs to decline substantially as we achieve larger economies of scale. Costs allocated towards indirect costs in the past have been reclassified as direct costs resulting in both an absolute increase of the Costs of Goods Sold, as well as a percentage increase of these costs.

Engineering, Research and Development Expenses

Engineering, research and development expenses during the year ended December 31, 2008 decreased by 53% to $1,437,000 from $3,088,000 in the same period in 2007. This decrease was due to completion of some R&D projects in 2008, and the discontinuation of flat cell manufacturing and research in Plymouth Meeting.

General and Administrative Expenses

General and administrative expenses during the year ended December 31, 2008 increased by $701,000 or approximately 13% to $6,188,000 from $5,487,000 in the same period in 2007. This increase reflects our efforts to move to larger scale manufacturing and increase financing related efforts and costs. Due to the increased efforts we have paid consultants fees of approximately $1,500,000 during 2008. Partly this has been costs resulted out of the in April 2008 signed Governance Agreement in which the Company agreed to hire two fulltime consultants and $150,000 of the legal fees of the shareholder parties to the Governance Agreement have been paid by the Company.

Sales and Marketing Expenses

Sales and marketing expenses were $397,000 in the year ended December 31, 2008 compared to $444,000 in the same period in 2007. Sales and Marketing expenses represent costs incurred from sales associates and participation in trade shows relating to the sale of cells and or batteries.  The  amount spent on sales and marketing costs reflects our strategic focus to increase market recognition and the continuous of our efforts to sell products to bigger corporations, which require more travel and sales efforts. The decrease in our sales and marketing expense is because a higher amount of our marketing and sales costs have been contributed towards Cost of Goods Sold, since most efforts could be contributed to awarded sales contracts, which resulted in a decrease of the Sales and Marketing Costs.

Depreciation and Amortization

Depreciation and amortization during the year ended December 31, 2008 decreased by $21,000 to $330,000 from $351,000 in the same period in 2007 due to the fact that due to increased revenue a larger portion of depreciation has been contributed to Cost of Goods sold.

Interest Expense

Interest expense, net of interest income for the year ended December 31, 2008 decreased by $1,124,000 or 60% to $744,000 from $1,868,000 in the same period in 2007. Interest expense mainly represents interest accrued on the loans from the European subsidiary debt financing, which was paid in July 2008.

Warrants Expense (Income)

Charges for warrants were $(9,946,000) and $10,009,000, respectively, in the years ended December 31, 2008 and 2007. The decrease in the charge for the warrant expense is attributed as a result of the decrease of the Company’s stock price, and the fact that we mark the warrants to market every quarter.

Per EITF 00-19 Accounting for Derivatives Financial Instrument Indexed to, and Potentially Settled Into, a Company’s Own Stock, warrants issued with debt are classified as liabilities and marked to market at each reporting period.

Charge for Beneficial Conversion Feature

Charge for beneficial conversion feature was $3,827,000 and $1,700,000, respectively, in the year ended December 31, 2008 and 2007. For more information concerning this please refer to the Notes to Financial Statement contained herein.

Net Loss to Common Shareholders

Net loss to common shareholders was approximately $6,414,000 or $(0.00) per share for the year ended December 31, 2008 as compared to a net loss to common shareholders of $36,233,000 or $(0.03) for the year ended December 31, 2007.

Accumulated Deficit

We have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of December 31, 2008, our accumulated deficit was $137,473,000.

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

Revenues

We sell large complete batteries and battery cells to various customers, mostly in the US and Europe. Revenue is recognized as services are rendered or products are delivered, the price to the buyer is fixed and determinable, and collectability is reasonably assured. In 2008 revenues were concentrated for 29% with two customers. Purchases were concentrated for 15% with one vendor.

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

Impairment of Long-Lived Assets

We follow Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”),  which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. An impairment charge could materially impact our financial condition and results of operations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued FSP No. 157-3.  “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” ("FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 was effective for the Company on September 30, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (or at least annually).

In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, Accounting For Derivative Instruments and Hedging Activities” and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF 07-05 is effective as of the beginning of our 2009 fiscal year. The Company is currently evaluating the provisions of EITF 07-5 to determine the impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162,  The Hierarchy of Generally Accepted Accounting Principles.  The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP.  Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  Unlike SAS No. 69, SFAS No. 162 is directed to the entity rather than the auditor.  Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411.  The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, SFAS No. 162 is not expected to have any material impact on the Company’s results of operations, financial condition or liquidity.

In May 2008, the FASB issued FASB Staff Position (FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB14-1 will require us to account separately for the liability and equity components of our convertible debt. The debt would be recognized at the present value of its cash flows discounted using our nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires accretion of the resultant debt discount over the expected life of the debt. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Entities are required to apply the FSP retrospectively for all periods presented. The Company is currently evaluating  the provisions of this FSP to determine the impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2.  “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The adoption of this Statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The adoption of this Statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The company is currently evaluating the provisions of FASB 161 to determine the impact on the company’s consolidated financial statements.

RISK FACTORS

WE ARE SUBJECT TO VARIOUS RISKS THAT MAY MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

RISKS RELATED TO OUR BUSINESS

WE HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2008 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES. We had a working capital deficit of approximately $11,360,000 at December 31, 2008, which means that our current liabilities exceeded our current assets on December 31, 2008. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.

WE HAVE SUBSTANTIAL INDEBTEDNESS AND ARE HIGHLY LEVERAGED. At December 31, 2008, we had total consolidated indebtedness of approximately $21,897,000. The level of our indebtedness and related debt service requirements could negatively impact our ability to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. A substantial portion of our future cash flow from operations, if any, may be dedicated to the payment of principal and interest on our indebtedness. Our high leverage may also limit our flexibility to react to changes in business and may place us at a competitive disadvantage to less highly leveraged competitors. In addition, creditors who remain unpaid may initiate collection proceedings, which could hamper our operations due to our short term cash needs or the effect on our assets subject to debt.

WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses from inception to December 31, 2008, including approximately $6,414,000 of net loss to common shareholders in the year ended December 31, 2008. We expect to incur substantial additional operating losses in the future. During the year ended December 31, 2008 and 2007, we generated revenues from batteries sales and development contracts in the amounts of $4,167,000 and $2,609,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all. These conditions raise substantial doubt about our ability to continue as a going concern.

WE NEED SIGNIFICANT FINANCING FOR WORKING CAPITAL AND TO COMPLETE OUR PRODUCT COMMERCIALIZATION. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities and debt financing. We believe that if we raise approximately $7 million in debt and equity financings, we would have sufficient funds to meet our needs for working capital, repayment of debt and for capital expenditures over the next twelve months and to meet expansion plans. If we do not raise such additional capital, we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

We have not entered into any definitive agreements related to a new financing. No assurance can be given that we will be successful in completing these or any other financings at the minimum level necessary to fund our working capital or to complete our product commercialization or at all. If we are unsuccessful in completing these financings, we will not be able to fund our working capital requirements, products, commercialization or execute our business plan. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Effective February 23, 2007 Amper, Politziner & Mattia LLP (“AP&M”) was appointed by the Board of Directors of the Company to serve as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the years ended December 31, 2006, 2005 and 2004.

On November 21, 2007, the Company filed a Form 10KSB/A which included audited financial statements for the years ended December 31, 2004 and 2005 audited by AP&M. On November 21, 2007 we publicly announced that we had re-evaluated our accounting for our convertible instruments and our intangible assets in previously reported financial statements. Following consultation with our independent accountants, AP&M, we restated our financial statements for the year ended December 31, 2004. On February 8, 2008, the Company filed a Form 10KSB which included audited financial statements for the year ended December 31, 2006. On May 15, 2008, the Company filed a Form 10KSB which included audited financial statements for the year ended December 31, 2007.

The restatement of these financial statements and delay in filing financial statements and periodic reports with the SEC for the fiscal years ending December 31, 2005 to date may lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing as a result of the restatements and delay in filing financial statements and periodic reports with the SEC and we may not be able to effectuate our current business strategy. Moreover, we may be the subject of negative publicity focusing on the financial statement errors and resulting restatement and delay in filing financial statements and periodic reports with the SEC and negative reactions from our stockholders, creditors or others with whom we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL AND DISCLOSURE CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING WHICH WOULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR SECURITIES. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, areas of our disclosure and internal controls that need improvement. As a result after a review of our December 31, 2004 through 2008 operating results, we identified certain deficiencies in some of our disclosure controls and procedures.

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

WE FACE RISKS RELATED TO LATE TAX FILINGS. The Company filed its mandatory tax filings for the 2005 to 2007 fiscal years with the US Internal Revenue Service and  the Commonwealth of Pennsylvania Tax Department beyond their extended due dates.  Management believes that the potential liability to the Company is not significant since the Company reported significant losses for the respective years. Moreover, to the best of management’s knowledge, the Company does not believe that not filing tax returns late is a violation of any of its contractual covenants.

THERE MAY BE NO REMAINING PROCEEDS FOR STOCKHOLDERS IN THE EVENT OF OUR DISSOLUTION. In the event of our dissolution, the proceeds from the liquidation of our assets, if any, will be first used to satisfy the claims of creditors.  All obligations of the Company under the June 2008 9% Convertible Notes will be secured by security interests in all of the tangible and intangible fixed assets, including real estate, of the Company.  Only after all outstanding debts are satisfied will the remaining proceeds, if any, be distributed to our stockholders. Accordingly, the ability of any investor to recover all or any portion of an investment in our securities under such circumstances will depend on the amount of funds so realized and claims to be satisfied there from.

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

RISKS RELATED TO OUR SHARES

FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS. Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. As of December 31, 2008, we had 745,924,782 shares of common stock outstanding, without taking into account shares issuable upon exercise of outstanding Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, convertible debentures, warrants or options.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE, WHICH COULD CAUSE THE VALUE OF AN INVESTMENT IN OUR STOCK TO DECLINE. The market price of shares of our common stock has been and is likely to continue to be highly volatile. Factors that may have a significant effect on the market price of our common stock include the following:

•	sales of large numbers of shares of our common stocks in the open market, including shares issuable at fluctuating conversion price at a discount to the market price of our common stock;

•	our operating results;

•	our need for additional financing;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	developments in our patent or other proprietary rights or our competitors’ developments;

•	our relationships with current or future collaborative partners;

•	governmental regulation;

•	and factors and events beyond our control.

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

OUR COMMON STOCK IS DEEMED TO BE “PENNY STOCK,” WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS. Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-11 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stocks:

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS

The consolidated balance sheets as of December 31, 2008 and 2007, and our consolidated statements of operations, changes in stockholders’ deficit and comprehensive loss and cash flows for each of the years in the two year period ended December 31, 2008 and 2007, together with the report of Amper, Politziner & Mattia LLP, independent registered public accountants, are included at the end of this report. Reference is made to the “Index to Consolidated Financial Statements” on page F-l.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures were not effective in timely alerting them to material information relating to the Company (including our subsidiary) required to be included in our periodic Securities and Exchange Commission filings.  Additionally we do not have the ability to summarize and report information which we are required to file in periodic reports under the Securities Exchange Act of 1934 within the time periods specified in the Commission’s rules. Changes are being made in our internal controls and other factors that will improve our controls subsequent to the date of their evaluation.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2008, our internal control over financial reporting was not effective due to the following:

(1)	certain audit adjustments were made to such financial statements after being identified by Amper, Politziner and Mattia LLP
(2)	certain disclosures required by GAAP were incorporated in such financial statements and the notes thereto after being identified by Amper, Politziner and Mattia LLP
(3)	certain account analyses were either not accurately completed and /or not completed in a timely manner.
(4)	inability to summarize and report financial information on a timely basis
(5)
the Company’s Form 10Q report for the period ended September 30, 2008 was filed with the Securities and Exchange Commission prior to the review and approval of the document by the Company’s Audit Committee and Independent Registered Accounting Firm.

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

Changes in Internal Control Over Financial Reporting

As described above, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting and identified material weaknesses in internal control over financial reporting as of December 31, 2008.

As for the material weakness identified at December 31, 2008, management has implemented the following remedial actions:

•	Continues to change internal guidance and procedures, as needed.

•
Hired and continues to search for additional personnel with the requisite knowledge and/or adequate training to control and monitor the effects of accounting principles and disclosures on the financial reporting of the Company.

Other than the remedial actions described above, management believes that no change in internal control over financial reporting occurred during 2008 that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

We are continuing to actively assess and evaluate our most critical business and accounting processes to identify further enhancements and improvement opportunities.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning LTC’s directors and executive officers and the directors and executive officers of GAIA Holding and GAIA as of December 31, 2008:

Name	Age	Position
Fred A. Mulder	67	Co-Chairman of the Board of LTC

Christiaan A. van den Berg	59	Co-Chairman of the Board of LTCChief Executive Officer and Executive Director of GAIA Holding Supervisory Director of GAIA

Theo M. Kremers	55	Chief Executive Officer of LTCManaging Director of GAIA Director of LTC

Dr. Klaus Brandt	60	Chief Technology Officer of LTCManaging Director of GAIA Director of LTC

Dr. Andrew J. Manning	61	Director of LTC

Frits Obers	52	Managing Director of GAIA

Kenneth Rudisuela	55	Chief Operating Officer

Fred A. Mulder was appointed as a Director and co-Chairman of LTC on April 28, 2008. Mr Mulder has extensive experience in the investment market and in managing companies. He currently is Chairman of the Board of LBI International AB, Chairman of the Investment Advisory Committee of Greenfield Capital Partners N.V. (private equity) and a Member of the Supervisory Board of W.P. Stewart & Co., Ltd, Aleri Lab, Inc. (Chicago/London), WAYSIS B.V., Duos Technology, Inc. (USA) and Force India (Formula 1 Team).

Christiaan A. van den Berg was appointed as a Director and co-Chairman of LTC on April 28, 2008. He has been the Chairman of LTC since May 18, 2007 and the Chief Executive Officer of Arch Hill Capital since May 2007. Mr. van den Berg is the Chief Executive Officer and Executive Director of GAIA Holding and a member of the supervisory Board of Directors of GAIA. Mr. van den Berg holds directorships in a number of Dutch and American private companies.

Theo M. Kremers was appointed as a Director of LTC on April 28, 2008  and appointed the Chief Executive Officer of LTC on June 26, 2008 and appointed Managing Director of GAIA in November 3, 2008. Mr. Kremers has been the founder and Chief Executive Officer and President of MARC Global Holdings Inc., headquartered in Dulles, VA. MARC Global Holdings has been acquired from TRW, Reston VA in 2000 as part of a buy-out. MARC Global Holdings Inc. has been one of the premier global suppliers of Supply Chain Execution Software solutions, with operating locations in the United States, the Netherlands, Germany and Australia. After his resignation in 2004, he became Managing Partner of a Dutch Private Equity fund, with as major focus area intelligent solutions and applications for the (deregulated) utility market. Mr. Kremers holds a masters degree in Electrical Engineering of the Technical University Eindhoven. Mr. Kremers holds directorship in a number of Dutch and American private companies.

Dr. Klaus Brandt, Ph.D. has been serving as the Chief Technology Officer of LTC since June 26, 2008 and acted as Chief Executive Officer of LTC from May 18, 2007 until June 26, 2008. Previously, Dr. Brandt served as the Executive Vice President of LTC from June 20, 2005. Dr. Brandt was appointed the Managing Director of GAIA on April 1, 2005 and has served as a director of LTC since September 27, 2006. Prior to joining GAIA and LTC Dr. Brandt served as a member of the Executive Board (Vorstand) that was responsible for Technology and Manufacturing at the German based company

Ionity AG (January 2, 2003 to March 15, 2005). From January 2, 1997 to December 31, 2002 Dr. Brandt was employed by The Gillette Company (U.S.A.) which is the parent company of Duracell, the world’s largest manufacturer of alkaline batteries and other primary batteries for the consumer market. His tenure with Gillette entailed serving as Director of Advanced Materials and Processes of Duracell Worldwide Technology Center (January 2, 1997 to June 30, 2000) as well as Director of Portable Power, Gillette Advanced Technologies (July 1, 2000 to December 31, 2002). In 1992 Dr. Brandt joined Varta Battery AG (Germany), the leading battery manufacturer in Europe, where he served as Manager of Lithium Batteries at the Varta Research and Development center until 1996. While at Varta he was responsible for research and development of lithium-ion batteries for both portable and electric vehicle applications. From 1978 to 1992 Dr. Brandt worked for Moli Energy Limited (Canada) which was a start-up company that grew out of the research efforts at the University of British Columbia and was the first company to commercialize rechargeable Lithium batteries in 1986. From 1977 to 1978 he served as a Doctoral Fellow in the Physics department at the University of British Columbia (Vancouver, Canada). Prior to this Dr. Brandt received his Doctorate of Natural Science from the Technical University of Munich in 1977 where he wrote his thesis on solid state physics. He received a physics diploma from the University of Goettingen in 1973 where he wrote his thesis on theoretical physics.

Dr. Andrew J. Manning, Ph.D. served as the President and Chief Operating Officer of LTC from June 20, 2005 until October 1, 2007. Dr. Manning has served as a director of LTC since November 23, 2004. Previously Dr. Manning served as the Executive Vice President of Operations of LTC from January 2001 to January 2002, Chief Operating Officer of LTC from January 2002 to November 26, 2002 and Chief Technical Officer of LTC from January 2003. Dr. Manning joined LTC in 1994 as Director of Process Development, and was Vice President of Manufacturing from October 1999 to January 2001.  Dr. Manning left the employ of the Company effective May 15, 2008.

Frits Obers has been serving as a consultant to LTC since April 28, 2009 and serves as Managing Director of GAIA since November 3, 2008. Mr. Obers has extensive experience in managing turn arounds of distressed venture companies.  Mr. Obers worked for the Ministry of transport and headed the Department of vehicle registration. Thereafter Mr. Obers (co)founded two consultancy companies and was for 15 years a strategic advisor for environmental issues. Also Mr. Obers was the CEO of a Telecom Company.

Kenneth Rudisuela was appointed Chief Operating Officer of the Company on October 1, 2007. Mr. Ken Rudisuela has worked in the advanced battery and ultracapacitor industry for the last 24 years involved in the areas of development, manufacturing and commercialization. He is an early member and eventual General Manager of Moli Energy; a pioneer in the development of rechargeable lithium technology. Subsequently, he became a founding member of Ashurst Technologies responsible for all energy storage development efforts of three Institutes of Science in Kiev and the parent operations in Canada. In 1995 Mr. Rudisuela went on to establish Arcotronics Technology Services, a global company in developing and marketing of advanced battery manufacturing processes and machinery. Since 2005 Mr. Rudisuela also served the co-founder and CEO of UNCAP LLC, a developer of ultracapacitor technology. Mr. Rudisuela has a Bachelor of Applied Science Degree from the University of Waterloo. The Company concluded in January 2009 to cancel Mr. Rudisuela’s employment agreement without cause and therefore Mr. Rudisuela will leave the Company on July 31, 2009.

Our directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified.

ADVISOR TO BOARD

Mr. Ben van Schaik has been appointed as an Advisor to the Board of Directors of the Company as of December 1, 2008. Mr. van Schaik has been asked to serve as an Advisor on account of his long standing experience in the automotive sector, as well as his extensive network within the industry. As the former Chief Executive Officer of DaimlerChrysler in Brazil, Mr. van Schaik gained a stellar reputation for his vision and managerial qualities. Currently, Mr. van Schaik is a Member of the Supervisory Board of Groeneveled Groep and Member of the Supervisory Board of Heineken Nederland.

AUDIT AND EXECUTIVE COMMITTEES

Effective April 28, 2008, the Board of Directors appointed Theo M.M. Kremers, Fred J. Mulder and Christiaan A. van den Berg as members of the Audit Committee. On June 26, 2008, Theo M.M. Kremers was appointed as Chief Executive Officer and resigned as a member of the Audit Committee.   Effective April 28, 2009, the Board of Directors appointed Klaus Brandt, Theo M.M. Kremers, Fred J. Mulder and Christiaan A. van den Berg as members of the Executive Committee.

No member of the audit committee is a “financial expert”.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own, directly or indirectly, more than ten percent (10%) of the registered class of our equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file. No Forms 3, 4 and 5 relating to our common stock were filed late during 2008.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our Chief Executive Officer and Chief Financial and Accounting Officers.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2008, 2007 and 2006 in all capacities for the accounts of our Chief Executive Officer (CEO), Chief Financial Officer (CFO) and the three highest paid executive officers during the fiscal year ended December 31, 2008:

Name and Principal Position	Year	Salary	Bonus $	Stock Awards ($) (a)		Option Awards ($) (b)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All other Compen- sation ($) (c)		Total ($)
Theo Kremers Chief Executive Officer of LTC, Managing Director of GAIA (1) (2)	2008	$245,066	(7)

Klaus Brandt Chief Technology Officer of LTC, Managing Director of GAIA (3)	2008	$309,796	(8)								$309,796
	2007	$249,024	(9)	$100,000	(10)						$349,024
	2006	$240,185	(11)								$240,185
Frits Obers Managing Director of GAIA(1)	2008	$245,066	(7)								$245,066

Ken Rudisuela, Chief Operating Officer (4)	2008	$200,000	(12)								$200,000
	2007	$ 50,000	(13)								$ 50,000

Amir Elbaz Chief Financial Officer, Executive Vice President and Treasurer of LTC (5)	2008	$206,250	(14)	$83,000	(15)				$225,000	(16)	$514,250
	2007	$225,000	(17)	$100,000	(18)						$325,000
	2006	$181,875	(19)								$181,875
Andrew J. Manning (6)	2008	$126,041	(20)								$126,041
	2007	$275,000	(21)								$275,000
	2006	$349,902	(22)								$349,902

(a)
Reflects dollar amount expensed by the Company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the Company to determine the overall value of the shares as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the shares become exercisable (vest). As a general rule, for time-in-service-based shares, the Company will immediately expense any share or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the share. For a description FAS 123 R and the assumptions used in determining the value of the shares under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-K.

(b)
Reflects dollar amount expensed by the Company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the Company to determine the overall value of the stock awards as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the stock awards become exercisable (vest). As a general rule, for time-in-service-based stock awards, the Company will immediately expense any stock awards or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the stock awards. For a description FAS 123 R and the assumptions used in determining the value of the stock awards under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-K.

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

(1)	Theo Kremers and Frits Obers signed a consulting agreement with the Company on April 28, 2008 as part of the Governance Agreement between the Company, Arch Hill and a group of individual investors

(2)	Theo Kremers has been serving as the Chief Executive Officer of LTC since June 26, 2008.

(3)
Klaus Brandt has been serving as the Chief Technology Officer of LTC since June 26, 2008 and prior thereto as Chief Executive Officer of LTC from May 18, 2007 to June 26, 2008, Executive Vice President of LTC from June 20, 2005 to May 18, 2007 and Managing Director of GAIA since April 1, 2005.

(4)	Ken Rudisuela has been serving as Chief Operating Officer of LTC since October 1, 2007 and will be leaving LTC on July 31, 2009.

(5)
Amir Elbaz left the Company on October 15, 2008 as part of a jointly agreed severance agreement.  Prior thereto he had been serving as Chief Financial Officer of LTC since October 11, 2006 and prior thereto as Executive Vice President of Corporate Communications and Business Development since August 2006. Amir Elbaz served as a consultant to the Company overseeing external and internal communications, public relations and marketing, as well as business ventures pursuant to a consulting agreement with the Company from October 2005 until October 10, 2006.

(6)	Dr. Andrew J. Manning, Ph.D. served as the President and Chief Operating Officer of LTC from June 20, 2005 until October 1, 2007. Dr. Manning left the employ of the Company effective May 15, 2008.

(7)	Consists of a consulting fee paid by LTC in Euros (166,560) and converted to dollar value based on the average conversion rate for 2008.

(8)	Consists of salary paid by GAIA in Euros (210,553) and converted to dollar value based on the average conversion rate for 2008.

(9)	Consists of salary paid by GAIA in Euros (181,992) and converted to dollar value based on the average conversion rate for 2007.

(10)
On November 27, 2007 the Executive Committee of the Board of Directors approved of the issuance of 1,000,000 shares to Klaus Brandt. This grant was given to the executive of the Company as a performance bonus for the development of the Company during 2007.

(11)	Consists of salary paid by GAIA in Euros (182,000) and converted to dollar value based on a conversion rate prevailing on December 29, 2006.

(12)	Consists of salary paid by LTC of $200,000 in 2008.

(13)	Consists of salary paid by LTC of $50,000 in 2007.

(14)	Consists of monthly salary paid by LTC till Nov 30, 2008 of $18,750, and thus a salary paid in 2008 of $206,250.

(15)	On October 14, 2008 the Board of Directors approved a severance agreement with Mr. Amir Elbaz and part of the agreement the issuance of 1,500,000 shares to Amir Elbaz.

(16)	On October 14, 2008 the Board of Directors approved a severance agreement with Mr. Amir Elbaz and part of the agreement a severance payment of one year’s salary of $225,000.

(17)	Consists of salary paid by LTC of $225,000 in 2007

(18)
On November 27, 2007 the Executive Committee of the Board of Directors approved of the issuance of 1,000,000 shares to Amir Elbaz. This grant was given to the executive of the Company as a performance bonus for the development of the Company during 2007.

(19)	Consists of consulting payments from January 1, 2006-October 10, 2006, and salary from October 11, 2006 to December 31, 2006.

(20)	Base salary for 2008 was $275,000.

(21)	Base salary for 2007 was $275,000.

(22)	This amount includes payment for deferred salary from 2004 and 2005 in the amount of $74,902. Base salary for the year was $275,000.

STOCK GRANT TO EXECUTIVES

In 2008 no stock grants were given to management.  As part of the separation agreement between Mr. Amir and the Company, Mr. Elbaz is entitled to 1,500,000 of common shares of the Company. The Company recognized a compensation expense of $83,000 for the year ended December 31, 2008.

COMPENSATION OF DIRECTORS

Directors receive no cash compensation for serving on our Board of Directors. Certain directors who serve as consultants to the Company did receive consulting fees as described below.

EMPLOYMENT AND CONSULTING AGREEMENTS

On December 5, 2006, the Company entered into an employment agreement with Amir Elbaz who served as the Chief Financial Officer and Treasurer of the Company from October 11, 2006 until October 14, 2008. The employment agreement provided for a three year term commencing on December 5, 2006, under which Mr. Elbaz received a base annual salary of $225,000.  The employment agreement provides that if Mr. Elbaz is terminated by the Company other than for cause, Mr. Elbaz will be entitled to receive his base salary for a period equal to the lesser of 12 months from the date of termination or the remaining term of the employment agreement.  On October 14, 2008 the Board of Directors approved a severance agreement with Mr. Amir Elbaz and part of the agreement the issuance of 1,500,000 shares to Amir Elbaz and the payment of one year’s salary of $225,000.

On June 26, 2008, Dr. Klaus Brandt was appointed as the Chief Technology Officer of Lithium Technology Corporation by the Company’s Board of Directors. Prior to this Dr. Klaus Brandt had been serving as Chief Executive Officer since May 18, 2007. Prior to this Dr. Klaus Brandt had been serving as a Director of the Company since September 27, 2006 and as an Executive Vice President since June 2005. Additionally, Dr. Brandt has been serving as the Managing Director of the Company’s subsidiary, GAIA, since April 2005. Pursuant to the employment agreement with Dr. Brandt, which expired on December 31, 2007 he served as the Managing Director of GAIA. On January 1, 2008, Dr. Klaus Brandt entered into a new employment contract with GAIA for a three year term. Under this employment agreement, Dr. Brandt will receive a base annual salary of €200,000 and such additional compensation that is approved by the Board of Directors of the Company. As Chief Technology Officer his base annual salary has not been changed.

On October 1, 2007, the Company entered into an employment agreement with Kenneth Rudisuela to serve as the Chief Operating Officer of the Company. The employment agreement provides for a three year term commencing on October 1, 2007 and a base annual salary of $200,000. If Mr. Rudisuela is terminated by the Company other than for cause, Mr. Rudisuela will be entitled to receive his base salary for a period equal to the lesser of 6 months from the date of termination or the remaining term of the employment agreement. The Company concluded in January 2009 to cancel Mr. Rudisuela’s employment agreement without cause and therefore Mr. Rudisuela will leave the Company on July 31, 2009.

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

The Mulder Consulting Agreement with Fred J. Mulder, a director of the Company, provides for Mr. Mulder to spend approximately 32 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of U.S. $4,167.

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

The OUIDA Consulting Agreement provides for Theo Kremers, an employee of OUIDA Management Consultancy B.V. and a director and Chief Executive Officer of the Company, to spend approximately 160 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of Euros 20,820.

In 2009 a consulting fee of $705,000 was claimed by Fidessa Asset Management for services rendered over the period April 1, 2008 until December 31, 2008. There is no signed agreement between LTC and Fidessa Asset Management S.A. regarding these consulting services and the Company is disputing the amount.

For the period October 1, 2006 until April 1, 2008 an agreement for advisory services by Fidessa Asset Management S.A. was signed by LTC. For these services Fidessa Asset Management S.A. received fees of $450,000 in 2007 and $300,000 in 2008. Additionally Fidessa Asset Management S.A. is entitled to receive an equity compensation of 16,666,667 of common shares. As of December 31, 2008, these shares have not been delivered.

Arch Hill Real Estate N.V. had over the period 2004 and 2005 billed an amount of $70,000 per month  as management fees to Gaia Holding BV. The amount was unpaid as per December 31, 2008 and is included in the  promissory notes  of $1,777,000 from Arch Hill, in which balance unpaid management fees and unpaid interest for the years 2004-2008 are included. The accrued interest related to the notes in 2008 was approximately $124,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2008, the number and percentage of outstanding shares of our common stock beneficially owned by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” and (iv) all such executive officers and directors as a group.

	Beneficial Ownership
Name of Owner	Number of Shares		Percentage of Total (1)

5% or Greater Stockholders
Arch Hill Capital, NV (2)	868,799,711	(19)	60.95%
Stichting Gemeenschappelijk Bezit LTC (2)	525,366,785	(20)	46.79%
Eduard Hagens (3)	100,000,000	(21)	12.56%
Bauke Bakhuizen (4) **	36,214,000	(22)	4.63%
Cornelis J.M. Borst (5) **	47,500,000	(23)	6.15%
Bover B.V. (5) **	14,000,000	(24)	1.84%
Benno J.G. de Leeuw (6) **	5,329,700	(25)	0.71%
Benno de Leeuw Holding B.V. (6) **	105,000	(26)	0.01%
Robert L.O. du Chatenier (7) **	34,193,350	(27)	4.39%
Chadmin B.V. (7) **	16,916,675	(28)	2.22%
J.F.G.M. Heerschap (8) **	61,250,000	(29)	7.59%
Cornelis L.M. Meeuwis (9) **	36,306,675	(30)	4.66%
Dreamweaver B.V. (9) **	33,916,675	(31)	4.35%
Johannes C.L. Mol (10) **	50,591,675	(32)	6.42%
Green Desert NV (10) **	50,591,675	(33)	6.42%
Walter J.M. van der Mee (11) **	4,875,000	(34)	0.65%

Directors and Named Executive Officers
Christiaan A. van den Berg (2)(14)	0		0
Klaus Brandt (12)(15)	1,000,000	(35)	*
Kenneth Rudisuela (13)(16)	0		0
Amir Elbaz	2,694,805	(36)	*
Andrew J. Manning (15)	0		*
Theo M.M. Kremers (13)(15)(17)	0		0
Fred Mulder (13)(14)	0		0
Frits Obers (12) (18)	0		0
All Named Executive Officers and Directors as a Group (8 persons)	3,694,805	(37)	*

*	Less than 1%

**	Based on Schedule 13 D dated April 28, 2008 reporting that the stockholders may be deemed a group as defined in Rule 13d-5(b) under the Exchange Act.

(1)
The percentage of class calculation for each person or entity is based on the number of shares of Common Stock outstanding as of December 31, 2008 (745,924,782) plus the number of shares of Common Stock issuable to the person or entity upon exercise of convertible securities held by such person or entity.

(2)	Address: Parkweg 2, NL - Beech Avenue 129A, 1119 RB Schiphol-Rijk, Netherlands

(3)	Address: Narcissenlaan 13, 2970 Schilde, Belgium.

(4)	Address: Torenlaan 19, 3742 CR Baarn, The Netherlands

(5)	Address: Boksheide 20, 5521 PM Eersel, The Netherlands

(6)	Address: Leunweg 13, 5221 BC Engelen, The Netherlands

(7)	Address: Valkeveenselaan 60, 1411 GT Naarden, The Netherlands

(8)	Address: Heverstraat 8, 6088 BH Roggel, The Netherlands

(9)	Address: Ulvenhoutselaan 2, 4835 MC Breda, The Netherlands

(10)	Address: Kaya WFG Mensing 14, P.O. Box 3192, Willemstad, Curacao, Netherlands Antilles

(11)	Address: Oude Huizerweg 17, 1261 BD Blaricum, The Netherlands

(12)	Address: c/o GAIA, MontaniastraBe 17, D-99734 Nordhausen, Germany

(13)	Address: c/o Lithium Technology Corporation, 5115 Campus Drive, Plymouth Meeting, PA

(14)	Co-Chairman of the Company.

(15)	Director of Company.

(16)	Chief Operating Officer.

(17)	Chief Executive Officer.

(18)	Managing Director of GAIA.

(19)
Consists of (i) 40,718,526 shares of Common Stock held by Arch Hill Capital, (ii) 112,542,100 shares of Common Stock issuable upon conversion of 45,016.84 shares of Series C Preferred Stock held by Arch Hill Capital; (iii) 190,172,300 shares of Common Stock to be delivered by the Company in connection with the February 2008 Debt Settlement, and (iv) all of the securities (the “Stichting LTC Shares”) owned by Stichting Gemeenschappelijk Bezit LTC (“Stichting LTC”). See Note (20). The Stichting LTC Shares are owned directly by Stichting LTC, with Stichting LTC having the power to vote and dispose of the Stichting LTC Shares. Arch Hill Capital controls Stichting LTC and also has the power to vote and dispose of the Stichting LTC Shares. Accordingly, Arch Hill Capital is the beneficial owner of the Stichting LTC Shares.  Cees Borst has the right to receive 1,500,000 shares of Common Stock from Stichting LTC.  These shares are included in the number of shares beneficially owned by Stichting LTC.

(20)
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

(21)	Consists of 50,000,000 shares of Common Stock and 50,000,000 shares of Common Stock issuable upon conversion of Series C Preferred Stock.

(22)	Mr. Bakhuizen beneficially owns 36,214,000 shares of Common Stock issuable upon conversion of 14,485.6 shares of Series C Preferred Stock.

(23)
Mr. Borst beneficially owned 47,500,000 shares of Common Stock, consisting of (i) 20,750,000 shares of Common Stock, (ii) 11,250,000 shares of Common Stock issuable upon conversion of 4,500 shares of Series C Preferred Stock, (iii) 14,000,000 shares of Common Stock issuable upon conversion of 5,600 shares of Series C Preferred Stock (these shares are held by Bover -- see Note 24) and (iv) the right to receive 1,500,000 shares of Common Stock from Arch Hill Capital.  See Note 19.

(24)	Bover B.V. beneficially owned 14,000,000 shares of Common Stock issuable upon conversion of 5,600 shares of Series C Preferred Stock.

(25)
Benno De Leeuw beneficially owns 5,329,700 shares of Common Stock, consisting of (i) 105,000 shares of Common Stock (these shares are held by De Leeuw Holding -- see Note 26) and (ii) 5,224,700 shares of Common Stock issuable upon conversion of 2089.88 shares of Series C Preferred Stock.

(26)	De Leeuw Holding beneficially owns 105,000 shares of Common Stock.

(27)
Mr. Du Chatenier beneficially owns 34,193,350 shares of Common Stock, consisting of (i) 610,000 shares of Common Stock, (ii) 250,000 shares of Common Stock (these shares are held by Chadmin), (iii) 11,983,525 shares of Common Stock issuable upon conversion of 4,793.41 shares of Series C Preferred Stock, (iv) 4,683,150 shares of Common Stock issuable upon conversion of 1,873.26 shares of Series C Preferred Stock (these shares are registered in the name of Du Chatenier and beneficially owned by the minor children of Du Chatenier) and (v) 16,666,675 shares of Common Stock issuable upon conversion of 6,666.67 shares of Series C Preferred Stock (these shares are held by Chadmin -- see Note 28).

(28)
Chadmin B.V. beneficially owns 16,916,675 shares of Common Stock, consisting of (i) 250,000 shares of Common Stock and (ii) 16,666,675 shares of Common Stock issuable upon conversion of 6,666.67 shares of Series C Preferred Stock.

(29)	Mr. Heerschap beneficially owns 61,250,000 shares of Common Stock issuable upon conversion of 11,068.99 shares of Series C Preferred Stock.

(30)
Mr. Meeuwis beneficially owns 36,306,675 shares of Common Stock, consisting of (i) 2,390,000 shares of Common Stock, (ii) 27,672,475 shares of Common Stock issuable upon conversion of 11,068.99 shares of Series C Preferred Stock (these shares are held by Dreamweaver) and (iii) 6,244,200 shares of Common Stock issuable upon conversion of 2,497.68 shares of Series C Preferred Stock (these shares are registered in the name of Dreamweaver and beneficially owned by the minor children of Meeuwis -- see Note 31.

(31)
Dreamweaver B.V. beneficially owns 33,916,675 shares of Common Stock, consisting of (i) 27,672,475 shares of Common Stock issuable upon conversion of 11,068.99 shares of Series C Preferred Stock and (ii) 6,244,200 shares of Common Stock issuable upon conversion of 2497.68 shares of Series C Preferred Stock.

(32)
Mr. Mol beneficially owns 50,591,675 shares of Common Stock, consisting of (i) 8,925,000 shares of Common Stock (these shares are held by Green Desert -- see Note 33) and (ii) 41,666,675 shares of Common Stock issuable upon conversion of 16,666.67 shares of Series C Preferred Stock (these shares are held by Green Desert -- see Note 33).

(33)
Green Desert NV beneficially owned 50,591,675 shares of Common Stock, consisting of (i) 8,925,000 shares of Common Stock and (ii) 41,666,675 shares of Common Stock issuable upon conversion of 16,666.67 shares of Series C Preferred Stock.

(34)
Mr. Van der Mee beneficially owns 4,875,000 shares of Common Stock, consisting of (i) 1,500,000 shares of Common Stock and (ii) 3,375,000 shares of Common Stock issuable upon conversion of 1,350 shares of Series C Preferred Stock.

(35)	Consists of 1,000,000 shares of Common Stock approved by the Company on December 27, 2007.

(36)
Consists of 194,805 outstanding shares of Common Stock, 1,000,000 shares of Common Stock approved by the Company on December 27, 2007 and 1,500,000 shares of Common Stock approved by the Company on October 14, 2008.

(37)
Includes 194,805 outstanding shares of Common Stock, 2,000,000 shares of Common Stock approved by the Company on December 27, 2007 and 1,500,000 shares of Common Stock approved by the Company on October 14, 2008.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

Effective April 28, 2008, Ralph D. Ketchum, Marnix Snijder and Clemens E.M. van Nispen tot Sevenaer resigned as directors of the Company.

Effective April 28, 2008, the Board of Directors appointed Fred J. Mulder and Theo M.M. Kremers as directors of the Company. Pursuant to the foregoing actions, as of April 28, 2008, the Company’s Board of Directors consisted of the following persons: Klaus Brandt, Amir Elbaz, Theo M.M. Kremers, Andrew J. Manning, Fred J. Mulder and Christiaan A. van den Berg.

Effective April 28, 2008, Fred J. Mulder and Christiaan A. van den Berg were appointed Co-Chairman of the Board of Directors. Mr. van den Berg has been serving as the Chairman of the Board of Directors of the Company since May 2007.

Certain of the provisions of the Governance Agreement may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of December 31, 2008, Arch Hill Capital beneficially owned 868,799,711 shares of our common stock which constitutes approximately 61% of our common stock on an as-converted basis, including shares beneficially owned by Arch Hill Capital and shares issuable upon conversion of convertible securities held by Arch Hill Capital but not including any shares issuable upon conversion of outstanding convertible securities held by any other person. Accordingly, Arch Hill Capital is a controlling entity. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in us. The calculation of percentage of our common stock beneficially owned by Arch Hill Capital is based on the number of shares of our common stock outstanding as of December 31, 2008 (745,924,782) plus the number of shares of our common stock issuable to Arch Hill Capital upon conversion of convertible securities held by such entity. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”

On February 28, 2008, the Company, GAIA Akkumulatorenwerke GmbH (“GAIA”), Arch Hill Ventures N.V., Arch Hill Real Estate N.V. and Arch Hill Capital N.V. (collectively, the “Debt holders”) executed a Debt Settlement Agreement. Pursuant to the Agreement $5,773,707 of debt owed by LTC and GAIA to the Debt holders was settled. LTC agreed to issue to Arch Hill Capital N.V. 302,714,400 shares of LTC common stock in full and complete settlement of the Debt (the “Debt Settlement”). In the Agreement, Arch Hill Capital agreed that for a two year period it will not, directly or indirectly, without the prior written consent of LTC issue, offer, agree or offer to sell, sell, grant an option for the purchase or sale of, transfer, pledge, assign, hypothecate, distribute or otherwise encumber or dispose of the Shares. On March 6, 2008, the Company issued to Arch Hill 45,016.84 shares of Series C Preferred Stock convertible into 112,542,100 shares of Company common stock in lieu of common stock in partial satisfaction of its obligations under the Debt Settlement.

On April 28, 2008 (the “Effective Time”) the Company entered into a Governance Agreement (the “Governance Agreement”) with certain shareholders of the Company (the “Investors”), Stichting Gemeenschappelijk Bezit LTC, (the “Foundation”), and Arch Hill Capital NV (“Arch Hill Capital” and together with the Foundation, the “Arch Hill Parties”). The Investors include eight persons or entities that are the beneficial owners of shares of the Company’s Series C Preferred Stock and/or Common Stock. The Investors beneficially own approximately 29% of the Company’s Common Stock in the aggregate. See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

We have entered into agreements with certain of our executive officers and directors as described above in Item 10 “Executive Compensation”.

As per December 31, 2008 an amount of $400,000 of fees to these directors and executive officers is included in the Accounts Payable.

In 2009 a consulting fee of $705,000 was billed by Fidessa Asset Management for services rendered over the Period April 1, 2008 until December 31, 2008. The fee was unpaid and recorded under Accounts Payable. There is no signed agreement between LTC and Fidessa Asset Management S.A. regarding consulting services.

For the period October 1, 2006 until April 1, 2008 an agreement for advisory services by Fidessa Asset Management S.A. was signed by LTC. For these services Fidessa Asset Management S.A. received fees of $450,000 in 2007 and $300,000 in 2008. Additionally Fidessa Asset Management S.A. is entitled to receive an equity compensation of 16,666,667 of common shares. As of December 31, 2008, these shares have not been delivered.

In 2008 Arch Hill Real Estate N.V. billed an amount of $70,000 as management fees to Gaia Holding BV. The amount was unpaid as per December 31, 2008 and is included in the subordinated loan of $1,776,000 from Arch Hill, in which balance unpaid management fees and unpaid interest for the years 2004-2008 are included. There is no signed agreement between Arch Hill Real Estate NV and GAIA Holding BV regarding the fees and the rendering of management services.

We believe that the transactions as described above were fair to us and were as favorable to us as those that we might have obtained from non-affiliated third parties, given the circumstances under which such transactions were proposed and effectuated.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for fiscal 2008 for professional services rendered by Amper, Politziner & Mattia LLP (AP&M) as our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2008 was $250,000.

The aggregate fees billed for fiscal year 2007 for professional services rendered by AP&M as our principal accountant for the audit of our annual financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2007 was $210,000.

AUDIT-RELATED FEES

The aggregate fees billed in each of fiscal 2008 and 2007 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $27,000 and $0, respectively.

TAX FEES

The aggregate fees billed in each of fiscal 2008 and 2007 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $0, respectively.

ALL OTHER FEES

The aggregate fees billed in each of fiscal 2008 and 2007 for products and services provided by our principal accountant (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

PRE-APPROVAL POLICIES AND PROCEDURES

The decision to retain Amper, Politziner & Mattia LLP as our principal accountant for the audit of our financial statements for the year ended December 31, 2008 was approved by our Audit Committee on January 29, 2009.

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

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report for Form 10-K:

(1)  Financial Statements.   Please see the accompanying Index to Consolidated Financial Statements, which appears on page F-1 of this Report on Form 10-K.

(2)  Financial Statement Schedules.  Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto.

(3)  Exhibits.  See Item 15(b) below.

(b)  Exhibits.

3.1	Restated Certificate of Incorporation, effective as of July 29, 2005 (1)
3.2	Certificate of Designation for Series B Preferred (2)
3.3	By-Laws, as amended (3)
3.4	Certificate of Designation of Series C Preferred Stock (4)
3.5	Amendment to Restated Certificate of Incorporation, effective as of March 25, 2009 (5)
4.1	10% Convertible Note dated July 11, 2007 (6)
4.2	Form of 9% Convertible Note issued June to December 2008 (7)
10.1	1994 Stock Incentive Plan, as amended (8)
10.2	Directors Stock Option Plan (8)
10.3	1998 Stock Incentive Plan (9)
10.4	2002 Stock Incentive Plan (10)
10.5	Form of Stock Option Agreement relating to LTC’s 1994 Stock Incentive Plan, as amended (11)
10.6	Form of Stock Option Agreement relating to LTC’s Directors Stock Option Plan (11)
10.7	Form of Stock Option Agreement relating to LTC’s 1998 Stock Incentive Plan (9)
10.8	Form of Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan (10)
10.9	Form of Non-Qualified Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan [For Employees] (10)
10.10	Form of Non-Qualified Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan [For Consultants and Non-Employee Directors] (10)
10.11	Lease Agreement, dated July 22, 1994, between PMP Whitemarsh Associates and LTC and Addendum dated July 22, 1994 (11)
10.12	Bridge Financing Agreement, dated as of December 31, 2001, between LTC and Arch Hill Capital (12)
10.13	Bridge Financing Amendment Agreement No. 5, dated as of April 14, 2003 between LTC and Arch Hill Capital (3)

10.14	Loan Contract and Agreement on Subordination between GAIA and Arch Hill Ventures NV (3)
10.15	Partnership Agreement between GAIA and Frankendael Participatiemaatschappij NV (3)
10.16	Partnership Agreement, dated March 4, 1999, between GAIA and Tamarchco GmbH (3)
10.17	Partnership Agreement between GAIA and Tamarchco GmbH (3)
10.18	Partnership Agreement between GAIA and Tamarchco GmbH (3)
10.19	Partnership Agreement dated August 21, 1998 between GAIA Akkumulatorenwerke GmbH and Technologie-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (13)
10.20	Form of Stock Purchase Warrant dated as of January 20, 2004 between Lithium Technology Corporation and the Investors (14)
10.21	Form of $2.00 Stock Purchase Warrant dated as of April 13, 2004, issued to Arch Hill Capital NV (15)
10.22	Form of $2.40 Stock Purchase Warrant dated as of April 13, 2004, issued to Arch Hill Capital NV (15)
10.23	Form of 125% A Warrant (16)
10.24	Form of 150% A Warrant (16)
10.25	Form of 125% B Warrant (16)
10.26	Form of 150% B Warrant (16)
10.27	Form of 135% Warrants (17)
10.28	Form of Warrant dated May 6, 2005 issued to Bridgehead Partners, LLC (18)
10.29	Form of Warrant dated May 31, 2005 issued to North Coast Securities Corporation in connection with A Unit and B Unit Offering (18)
10.30	Form of Stock Purchase Warrant dated October 21, 2005 issued to Stichting Gemeenschappelijk Bezit LTC (2)
10.31	Fifth Amendment to Lease, dated March 31, 2006, between PMP Whitemarsh and LTC (19)
10.32	Agreement of Sublease dated June 16, 2007 between the Company and Arch Hill (20)
10.33	Agreement for Administration Services between the Company and Arch Hill dated July 16, 2007 (20)
10.34	Contract Services Agreement for Investor Relations Services between the Company and Arch Hill dated July 16, 2007 (20)
10.35	Employment Agreement between Lithium Technology Corporation and Ken Rudisuela effective October 1, 2007 (21)
10.36
Debt Settlement Agreement dated February 27, 2008, by and among Lithium Technology Corporation, GAIA Akkumulatorenwerke GmbH, Arch Hill Ventures N.V., Arch Hill Real Estate N.V. and Arch Hill Capital N.V. (22)

10.37	Share Issuance Agreement dated March 6, 2008 between the Company and Arch Hill Capital N.V. (23)
10.38	Governance Agreement dated April 28, 2008, among the Company, the Investors listed on Schedule A thereto, Stichting Gemeenschappelijk Bezit LTC and Arch Hill Capital N.V. (24)
10.39	Business Consultant Agreement dated April 28, 2008 between the Company and Christiaan A. van den Berg (24)

10.40	Business Consultant Agreement dated April 28, 2008 between the Company and Fred J. Mulder (24)
10.41	Business Consultant Agreement dated April 28, 2008 between the Company and Ouida Management Consulting B.V. (24)
10.42	Business Consultant Agreement dated April 28, 2008 between the Company and Romule B.V. (24)
10.43	Asset Purchase Agreement dated August 23, 2008 between the Company and Porous Power Technologies, LLC (25)
10.44	Sublease Agreement dated August 23, 2008 between the Company and Porous Power Technologies, LLC (25)
10.45	Amendment dated September 11, 2008 to July 2007 Note +
10.46	Revised June 2008 Convertible Note +
10.47	Amendment dated March 1, 2009 to July 2007 Note +
21.1	List of Subsidiaries (18)
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

________________________

(1)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

(2)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.

(3)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(4)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated November 28, 2006.

(5)	Incorporated herein by reference to LCT’s Current Report on Form 8-K dated March 25, 2009.

(6)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated July 11, 2007.

(7)	Incorporated herein by reference to LTC’s Current Report on Form 8-K/A dated June 30, 2008.

(8)	Incorporated herein by reference to the exhibits contained in LTC’s Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, dated January 19, 1996.

(9)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(10)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

(11)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(12)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated January 23, 2002.

(13)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter March 31, 2003.

(14)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated January 26, 2004.

(15)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

(16)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated August 30, 2004.

(17)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.

(18)	Incorporated herein by reference to LTC’s Registration Statement on Form SB-2 (No 333-114998) filed on August 2, 2005.

(19)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

(20)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated July 16, 2007.

(21)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated October 1, 2007.

(22)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated February 28, 2008.

(23)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

(24)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated April 28, 2008.

(25)	Incorporated herein by reference to LTC’s Report on Form 10-Q dated September 30, 2008.

+	Exhibit filed herewith.

Financial Statement Schedules.  Reference is made to Item 15(a)(2) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION

Date: June 13, 2009	BY:	/s/ Theo M.M. Kremers
Theo M.M. Kremers, Chief Executive Officer (Principal Executive Officer & Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theo M.M. Kremers
Theo M.M. Kremers	Chief Executive Officer & Director (Principal Executive Officer & Principal Financial and Accounting Officer)	June 13, 2009

/s/ Christiaan A. van den Berg
Christiaan A. van den Berg	Director	June 12, 2009

/s/ Fred J. Mulder
Fred J. Mulder	Director	June 12, 2009

/s/ Klaus Brandt
Klaus Brandt	Director	June 12, 2009

/s/ Andrew J. Manning
Andrew J. Manning	Director	June 12, 2009

LITHIUM TECHNOLOGY CORPORATION
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders of

Lithium Technology Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lithium Technology Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States.

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

/s/ Amper, Politziner & Mattia LLP
June 11, 2009
Edison, New Jersey

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$792,000	$4,458,000
Accounts receivable	164,000	527,000
Inventories	2,623,000	3,320,000
Prepaid expenses and other current assets	173,000	703,000
Total current assets	3,752,000	9,008,000
Property and equipment, net	6,933,000	7,789,000
Related party receivables	274,000	579,000
Other assets	148,000	155,000
Total assets	$11,107,000	$17,531,000

LIABILITIES AND STOCKHOLDERS DEFICIT
CURRENT LIABILITIES:
Accounts payable	1,318,000	2,704,000
Accounts payable - related party	-	1,623,000
Accrued salaries	517,000	83,000
Accrued interest	954,000	504,000
Related parties debt	5,404,000	6,332,000
Current portion of long term debt	5,491,000	5,411,000
Other current liabilities and accrued expenses	1,136,000	2,245,000
Warrant liability	292,000	15,550,000
Total current liabilities	15,112,000	34,452,000

Long term debt	6,785,000	-

Total liabilities	$21,897,000	$34,452,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS DEFICIT

Total Preferred Stock Authorized 100,000,000
Convertible Preferred stock B, par value $.01 per share, authorized, issued and outstanding: 100,000 at December 31, 2008 and December 31, 2007	1,000	1,000
Convertible Preferred stock C, par value $.01 per share, authorized 300,000, issued and outstanding: 233,200 at December 31, 2008 and 218,183 at December 31, 2007	2,000	2,000
Common stock, par value $.01 per share, authorized - 750,000,000 at December 31, 2008 and December 31, 2007 respectively; issued and outstanding - 745,924,782 and 630,924,782	7,459,000	6,309,000
Additional paid-in capital	122,528,000	111,998,000
Cumulative translation adjustments	(3,307,000)	(4,172,000)
Accumulated deficit	(137,473,000)	(131,059,000)
Total stockholders deficit	(10,790,000)	(16,921,000)
Total liabilities and stockholders deficit	$11,107,000	$17,531,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEARS ENDED
	DECEMBER 31,
	2008	2007
REVENUES
Products and services sales	$4,167,000	$2,609,000

COSTS AND EXPENSES
Cost of goods sold	7,459,000	3,729,000
Engineering, research and development	1,437,000	3,088,000
General and administrative	6,188,000	5,487,000

Stock based compensation expense	83,000	200,000
Sales and marketing	397,000	444,000
Depreciation	330,000	351,000
Loss on sale of tangible assets	62,000	0
Total costs and expenses	15,956,000	13,299,000
Loss from operations	(11,789,000)	(10,690,000)

OTHER INCOME (EXPENSE)
Interest expense	(744,000)	(1,868,000)
Interest expense related to amortization of discount on convertible debt	(3,827,000)	(1,700,000)
Change in fair value of warrants	9,946,000	(10,009,000)
Other	-	(124,000)
Total other income (expense)	5,375,000	(13,701,000)
NET LOSS	(6,414,000)	(24,391,000)

Dividends on preferred shares	-	(68,000)
Discount related to beneficial conversion feature of Preferred Stock	-	(11,774,000)
NET LOSS TO COMMON SHAREHOLDERS	$(6,414,000)	$(36,233,000)
OTHER COMPREHENSIVE LOSS
Currency translation adjustments	865,000	(1,018,000)
COMPREHENSIVE INCOME (LOSS)	$(5,549,000)	$(37,251,000)
Weighted average number of common shares outstanding:	1,593,027,896	1,186,029,767
Basic and diluted loss per share	$(0.00)	$(0.03)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Convertible Preferred Class A Stock		Convertible Preferred Class B Stock		Convertible Preferred Class C Stock		Common Stock		Additional Paid in	Dividends	Cumulative Transalation	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	in Arrears	Adjustments	Deficit	Total
Beginning Balance as of January 1, 2007	1,000	$1,000,000	100,000	$1,000	97,635	$1,000	422,994,852	$4,230,000	$83,469,000	$113,000	$(3,154,000)	$(106,668,000)	$(21,008,000)
Issuance of Series C Convertible Preferred Stock					157,348	2,000			27,387,000				27,389,000
Partial Conversion of October 2005 8% Convertible Notes							81,967,880	820,000	230,000				1,050,000
Conversion of May 2006 12% Convertible Note							20,576,132	206,000	294,000				500,000
Exercise of Warrants							315,760	3,000	31,000				34,000
Discount of Beneficial Conversion Feature for July 2007 10% Convertible Debenture									325,000				325,000
Aggregated Discount of Beneficial Conversion Feature for 2007 Issuance of Series C Convertible Preferred Stock									(11,774,000)				(11,774,000)
Recognition of Discount of Beneficial Conversion Feature for 2007 Issuance of Series C Convertible Preferred Stock									11,774,000				11,774,000
Conversion of Series C Convertible Preferred into Common Stock					(36,800)	(1,000)	92,000,000	920,000	(920,000)				(1,000)
Conversion of Series A Convertible Preferred into Common Stock	(1,000)	(1,000,000)					11,065,664	110,000	889,000				(1,000)
Dividends on series A Preferred Stock									(68,000)	68,000			-
Dividends on series A Preferred Stock Paid in Common Stock							2,004,494	20,000	161,000	(181,000)			-
Executive Compensation									200,000				200,000
Foreign currency translation adjustments											(1,018,000)		(1,018,000)
Net Loss												(24,391,000)	(24,391,000)
Balance as of December 31, 2007	-	$-	100,000	$1,000	218,183	$2,000	630,924,782	$6,309,000	$111,998,000	$-	$(4,172,000)	$(131,059,000)	$(16,921,000)
Exercise of Warrants by Cornell & Partners							40,000,000	400,000	2,600,000				3,000,000
Issuance of Series C Convertible Preferred Stock in debt settlement agreement with Arch Hill (February 28, 2008)					45,017				5,773,000				5,773,000
Conversion of 30,000 Series C Convertible Preferred into Common Stock by Arch Hill on September 3, 2008					(30,000)		75,000,000	750,000	(750,000)
Discount of Beneficial Conversion Feature for Issuance of Serices C Convertible Preferred Stock to Arch Hill due to debt settlement on Feburary 28th, 2008									2,147,000				2,147,000
Discount of Beneficial Conversion Feature for Issuance of Series C Convertible Preferred Stock to Arch Hill due to debt settlement on February 28, 2009									(2,147,000)				(2,147,000)
Warrants expired during 2008									2,824,000				2,824,000
Executive Compensation - Stock Options									83,000				83,000
Foreign currency translation adjustments											865,000		865,000
Net Loss												(6,414,000)	(6,414,000)
Ending balance as of December 31, 2008	-	$-	100,000	$1,000	233,200	$2,000	745,924,782	$7,459,000	$122,528,000	$-	$(3,307,000)	$(137,473,000)	$(10,790,000)

See accompanying notes to consolidated financial statements

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED
	DECEMBER 31,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net Income / (Net loss)	$(6,414,000)	$(24,391,000)
Adjustments
Depreciation expense	1,046,000	959,000
Impairment charge for fixed assets	230,000	-
Bad debt expense	163,000	-
Stock-based compensation expense	83,000	200,000
Loss on sale of property and equipment	62,000	15,000
Warrant income/change in fair value	(9,946,000)	10,009,000
Interest expense beneficial conversion feature	3,826,000	1,700,000
(Increase)/decrease in assets
Inventories	697,000	(1,158,000)
Accounts receivable	512,000	(325,000)
Prepaid expenses and other assets	529,000	(607,000)
Increase/(Decrease) in liabilities
Accounts payable & accrued expenses	(1,334,000)	565,000
Other current liabilities	-	(152,000)
Net cash used in operating activities	$(10,546,000)	$(13,185,000)
CASH FLOW FROM INVESTING ACTIVITIES
Capital Expenditures	$(705,000)	$(1,931,000)
Net cash used in investing activities	$(705,000)	$-1,931,000
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	$(122,000)	$(9,924,000)
Proceeds from loans from related parties	100,000	-
Proceeds from issuance of convertible debt	6,785,000	-
Proceeds from exercise of warrants	512,000	-
Proceeds from equity issuance	-	27,389,000
Net cash provided by financing activities	$7,275,000	$17,465,000
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(3,976,000)	$2,349,000
CURRENCY EFFECTS ON CASH AND CASH EQUIVALENTS	310,000	133,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,458,000	1,976,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$792,000	$4,458,000

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

The Company’s operating plan seeks to minimize its capital requirements, but the expansion of its production capacity to meet increasing sales and refinement of its manufacturing process and equipment will require additional capital. The Company expects that operating and production expenses will increase significantly. The Company has recently entered into a number of financing transactions (see Notes 4 and 7) and is continuing to seek other financing initiatives. The Company needs to raise additional capital to meet its working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities and debt financing. The Company believes that if it raises approximately $7 million in debt and equity financings it would have sufficient funds to meet its needs for working capital, repayment of debt and for capital expenditures over the next twelve months to meet expansion plans.

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

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain prior period amounts have been reclassified to confirm to the current period presentation.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investment instruments purchased with an initial remaining maturity of three months or less to be cash equivalents. The Company maintains cash balances with financial institutions. Cash and cash equivalents include a restricted cash position of $363,000 as of December 31, 2008 and $307,000 as of December 31,2007.

ALLOWANCE FOR DOUBTFUL DEBTS

Accounts receivable are recorded net of allowance for doubtful accounts of $ 156,000 as of December 31, 2008 and of $1,000 as of December 31, 2007.

INVENTORIES

Inventories primarily include raw materials and auxiliary materials required for the production process as well as direct labor and overhead. Inventories are valued at the lower of cost or net realizable value. The cost of inventories is determined by using the weighted average method. Cost elements included in inventories comprise all costs of purchase and other costs incurred to bring the inventories to their present location and condition.

Write-down to market of inventories incurred an extra charge to cost of goods sold in 2008 of $ 1,120,000.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories are as follows:

	2008	2007
Finished Goods	$1,014,000	$1,814,000
Work In Process	808,000	757,000
Raw Materials	801,000	749,000
	$2,623,000	$3,320,000

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

LONG-LIVED ASSETS

The Company periodically evaluates the carrying value of long-lived assets when events and circumstances indicate the carrying amounts may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows expected to result from the use and eventual disposition from such assets are less than the carrying value. If the sum of the expected cash flows (undiscounted and without finance charges) is less than the carrying amount of the asset, the Company recognizes an impairment loss on the asset by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined by quoted market prices in active markets, if available, or by using the anticipated cash flows discounted at a rate commensurate with the risks involved. The Company conducted an evaluation of the carrying values of its long-lived assets at the end of 2008 and no  impairment charge was recorded except for equipment in Germany of $220,000 to General and Administrative expense.

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

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REVENUES

The Company sells battery cells and complete batteries to various clients. Revenue is recognized as services are rendered or products are delivered, the price to the buyer is fixed and determinable, and collectability is reasonably assured. Sales terms are Free on Board (FOB) origin. Trade accounts receivable potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. Two of the Company’s customers represented 28% of the Company’s sales volume for the year ended December 31, 2008.  As of December 31, 2008, no amounts were due from these customers.  One of the Company’s customers represented 24% of the Company’s sales volume for the year ended December 31, 2007. Customers comprising the largest accounts receivable balances represented approximately 45% of total trade receivable balances at December 31, 2007.

OTHER INCOME

From time to time the Company receives subsidies from foreign governmental agencies to reimburse the Company for certain research and development expenditures. Subsidies are recorded as other income. In 2008 and 2007 there was no other income recorded.

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

NET LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share. The Company made such determination because: 1) Arch Hill Capital, which controls the Company, has the ability to authorize the necessary shares for conversion; 2) the preferred shares have no significant preferential rights above the common shares; and 3) the preferred shares will automatically convert at a later date upon proper share authorization. As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
Series B Preferred Stock	264,103,114	264,103,114
Series C Preferred Stock	583,000,000	448,731,198
Common Stock	745,924,782	473,195,455
Total	1,593,027,896	1,186,029,767

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to net losses in the years ended December 31, 2008 and 2007, the effect of the potential common shares resulting from convertible promissory notes payable, stock options and warrants in those years were excluded, as the effect would have been anti-dilutive.

	2008	2007
Shares issuable under May 2006 12% Convertible Debentures	-	1,244,733
Shares issuable under July 2007 10% Convertible Notes	37,420,773	34,014,480
Shares issuable under June 2005 12% Convertible Debentures	-	3,922,660
Shares issuable under Outstanding Warrants	15,896,233	67,501,373
Shares issuable under Warrants issued upon conversion of Series
A and B Units*	17,444,798	118,413,815
Executive Compensation	3,500,000	2,000,000
Fidessa Consulting Agreement	16,666,667	-
2008 Debt Settlement Agreement	190,172,300	-
June 2008, Convertible Loan	71,746,833	-
Shares issuable under exercise of options	89,152	89,902
	352,936,756	227,186,963

As of December 31, 2008 and 2007 the Company does not have enough shares of common stock authorized to issue shares of common stock to all holders of its convertible securities upon conversion of such securities. In November 2008 the majority of the shareholders approved the increase of common stock by written consent. All appropriate filings have been filed with the SEC. The company filed on March 2, 2009 an amended Certificate of Corporation in which the amount of available common stock has been increased to 3 Billion.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued FSP No. 157-3.  “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” ("FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 was effective for the Company on September 30, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (or at least annually).

In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, Accounting For Derivative Instruments and Hedging Activities” and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF 07-05 is effective as of the beginning of our 2009 fiscal year. The Company is currently evaluating the provisions of EITF 07-5 to determine the impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162; The Hierarchy of Generally Accepted Accounting Principles.  The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP.  Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (SAS) No. 69;  “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  Unlike SAS No. 69, SFAS No. 162 is directed to the entity rather than the auditor.  Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411.  The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, SFAS No. 162 is not expected to have any material impact on the Company’s results of operations, financial condition or liquidity.

In May 2008, the FASB issued FASB Staff Position (FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB14-1 will require us to account separately for the liability and equity components of our convertible debt. The debt would be recognized at the present value of its cash flows discounted using our nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP also requires accretion of the resultant debt discount over the expected life of the debt. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Entities are required to apply the FSP retrospectively for all periods presented. The Company is currently evaluating  the provisions of this FSP to determine the impact on the Company’s consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157; “Fair Value Measurements”.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2.  “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The adoption of this Statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The adoption of this Statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
Land and buildings	$3,910,000	$3,756,000
Technical and laboratory equipment	8,352,000	8,864,000
Asset under construction and equipment deposit	285,000	285,000
Office equipment and other	1,244,000	987,000
Sub Total	13,791,000	13,892,000
Less: Accumulated depreciation and amortization	(6,858,000)	(6,103,000)
	$6,933,000	$7,789,000

Depreciation expense for the years ended December 31, 2008 and December 31, 2007 was $1,046,000 and $959,000, respectively. Assets under construction at December 31, 2008 and 2007 included equipment being constructed that was not yet placed into service.

NOTE 4—DEBT

	December 31, 2008	December 31, 2007
Current debt is summarized as follows:
Loans From Financial Institutions	$82,000	$104,000
Silent Partner loans-TBG	2,162,000	2,259,000
July 2007 10% Convertible Note	3,247,000	3,048,000
Sub total current debt	$5,491,000	$5,411,000

Related party debt:
Subordinated Loans from Arch Hill	3,627,000	6,272,000
Promissory Note to Arch Hill	1,777,000	60,000
Sub total Related party debt	5,404,000	6,332,000
Long term debt
June 2008, 9% Convertible Note,	6,785,000	-

Warrant liability	292,000	15,550,000
Total debt	$17,972,000	$27,293,000

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $82,000 and $104,000 as of December 31, 2008 and December 31, 2007 respectively, that are collateralized by specific assets of the Company and bear European commercial standard rates, which were 7% and 7% as of December 31, 2008 and 2007, respectively

2006 GAIA AND DILO DEBT FINANCING

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

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A portion of the proceeds was used to repay the mortgage on the GAIA facility in Nordhausen, Germany and to repay existing loans on GAIA equipment. The remaining proceeds were used for the purchase of machinery and equipment to increase the production of lithium-ion cells and batteries in Germany, for working capital and partial repayment of debt.

JULY 2007 10% CONVERTIBLE NOTE

On July 11, 2007, the European Subsidiaries Debt and accrued interest was satisfied with the payment of Euros 6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,000 (the “Convertible Note”). The Convertible Note is convertible into shares of Company common stock at $0.10 per share. The Convertible Note accrues interest at 10% per annum and was due and payable on September 1, 2008. The Company has the right to repay the Convertible Note at any time prior to maturity without penalty. The Convertible Note will be secured by 90 million shares of Company common stock. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Note in this transaction. Issuance of the Convertible Note was exempt from registration under Section 4(2) of the Securities Act. The Convertible Note was issued to an accredited investor in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale. As of December 31, 2008, $3,247,000 plus accrued interest of $154,242 was outstanding under the Convertible Note. Upon issuance the Company recorded a beneficial conversion feature of $324,721 that is amortized over the life of the note using the effective interest method.

As of September 1, 2008 the debenture has been extended for an additional six months, under the same conditions. The interest rate on the unpaid accrued interest as of September 1, 2008 was increased from 10% to 12%.   On March 1, 2009 the note has been extended a second time until January 1, 2010.

MAY 2006 12% CONVERTIBLE DEBENTURE

On May 4, 2006, the Company sold $500,000 of equity units (the “2006 Units”) in a private placement. The 2006 Units consist of (i) a 12% convertible debenture in the principal amount of $500,000 (the “12% Debentures”), (ii) 500,000 warrants to purchase Company common stock at an exercise price of $0.20 per share (the “0.20 Warrants”), (iii) 500,000 warrants to purchase Company common stock at an exercise price of $0.25 per share (the “0.25 Warrants”), (iv) 1,000,000 warrants to purchase $0.10 per share (the “0.10 warrants”), and (v) 250,000 warrants to purchase Company common stock at an exercise price equal to the Conversion Price (as defined below) of the 12% Debentures (the “Conversion Price Warrants”). The 12% Debentures are entitled to receive a 12% annual interest payment payable semi-annually at the option of the Company in cash or shares of Company common stock valued at the then applicable conversion price of the 12% Debentures on June 30 and December 31 of each year beginning on December 31, 2006 or at the time of conversion of the principal to which such interest relates.On November 30, 2007 the Company issued 20,567,132 shares of common stock for the conversion of the Debenture at an exercise price of $0.0243 per share. Upon the conversion notice in November 4, 2006 of the conversion price warrants was set at $0.0243 per share.

The $0.20 Warrants, $0.25 Warrants and $0.10 Warrants are exercisable for a period of five years commencing on November 4, 2007. The Conversion Price Warrants are exercisable by the Debentureholder for a period of five years commencing on or after the date subsequent to November 4, 2007 on which all of the Debentures have been converted. On the date of issuance, the Company recorded a warrant liability of $59,991. As of December 31, 2008, the Company has warrant liability for the above warrants of $87,672.

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

SILENT PARTNERSHIP LOANS-TBG

Technology-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan, which bears interest at 6% per annum. GAIA The total amount payable to TBG under the Partnership Agreements at December 31, 2008 and December 31, 2007 was $2,162,000 and $2,259,000 respectively.TBG is entitled to receive an annual 12% share in profits related to its contributions under the TBG Partnership Agreement. The TBG Partnership Agreement provides that should GAIA receive additional injections of capital in the course of further financing rounds, TBG shall adjust its profit sharing to the capital ration applicable at such time. Management believes that based upon subsequent equity received by GAIA that the present profit sharing that TBG is entitled to under the Agreement is approximately 4.4%. Management further believes that it is unlikely that TBG will receive any profit sharing under the Partnership Agreement at any time in the near future.

 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From March 8, 2005 under the TBG Partnership Agreement, TBG is entitled to demand a non-recurrent remuneration of 30% of the amount invested plus 6% of the amount invested at the end of the period of participation for each year after the expiration of the fifth full year of participation under certain circumstances relating to the economic condition of GAIA. The Frankendael Partnership Agreement and the TBG Partnership Agreement each terminated in December 2008,

TBG has contacted the Company and has claimed under the terms of the agreement the remuneration in the amount of $1,297,000 (920,000 Euros).  Management asserts that TBG has not met the terms of the agreement and is not entitled to the above amount.

GAIA is negotiating with TBG to convert the TBG Partner Agreement into a long-term loan bearing interest rate of 6% per annum, including a repayment schedule.

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill, a related party, which totaled $3,627,000and $6,272,000 as of December 31, 2008 and December 31, 2007.  The outstanding amount as of December 31, 2008 consists out of unpaid management fees invoiced from Arch Hill to GAIA Holding BV over the period 2004 till 2008 and accrued interest.

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

 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A balance of $3,627,000 remains payable to Arch Hill after the issuance of the Series C Preferred Stock discussed above.  . As the conversion price is beneficial to Arch Hill at the time of the settlement agreement because the conversion price was below market on that date, a beneficial conversion discount was recorded on the remaining debt.

Based on management’s calculations, the beneficial conversion discount was higher than the value of the remaining note payable. As the beneficial conversion discount cannot exceed the face value of the note, it was capped at $3,627,000. Since the debt has no redemption date subsequent to the settlement agreement, the beneficial conversion discount was expensed immediately at the time of the debt settlement transaction.

On March 25, 2009 the Company filed an Amendment to its Restated Certificate of Incorporation in which it increased the amount of authorized shares of common stock to 3 billion. As part of this increase the Company will be able to convert the balance of the above described debt of $3,627,000 to Arch Hill into 190,172,300 shares of common stock.

PROMISSORY  NOTES – RELATED PARTY

Arch Hill Real Estate N.V. had over the period 2004 and 2005 billed an amount of $70,000 per month  as management fees to Gaia Holding BV. The amount was unpaid as per December 31, 2008 and is included in the  promissory notes  of $1,777,000 from Arch Hill, in which balance unpaid management fees and unpaid interest for the years 2004-2008 are included. The accrued interest related to the notes in 2008 was approximately $124,000.

JUNE 2008  9% CONVERTIBLE NOTES

The Company closed on a convertible debt financing (the “June 2008 Financing”) with several institutional investors from June 12, 2008 to December 23, 2008 for a total of Euros 4.80 million (approximately U.S. $6,785,000). The accrued interest on this amount is 139,000€ (approximately U.S. $204,000). The Company issued its convertible notes (the “Convertible Notes”) to the Lenders in connection with the June 2008 Financing. The Convertible Notes are convertible at $0.10 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Notes. The Convertible Notes accrue interest at 9% per annum and are due and payable on September 30, 2011 (the “Maturity Date”). All obligations of the Company under the Convertible Notes will be secured by security interests in all of the tangible and intangible fixed assets, including real estate, of the Company.

In March 2009 the Board of Directors of the Company approved a reduction of the conversion price of the Convertible Notes from $0.10 per share to $0.07.  This reduction will apply to all holders of Convertible Notes.

In April 2009 the Company received confirmation from one of the investors that the terms and conditions of the June 2008 9% convertible loan will apply to the loan of EUR 100,000 which was originally granted as a bridge loan in 2008. The amount of EUR 100,000 is included in the balance of the June 2008 9% convertible note.

Based upon the decreased conversion price and under assumption that all note holders would voluntary choose for a conversion into shares, the principal and accrued interest under the Convertible Notes, would convert into 102,495,482 shares of Common Stock as of December 31, 2008.

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

 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Convertible Notes provide that in the event of the receipt by the Company or any of its subsidiaries of any proceeds from any “Asset Sale” or “Insurance/Condemnation Award”, the Company shall apply within thirty (30) Business Day after the receipt thereof the net after-tax proceeds there from to pay in cash the principal and all accrued but unpaid interest hereunder. “Asset Sale” means any sale, transfer, conveyance or other disposition by the Company or any of its subsidiaries of any of its property or assets, other than the sale of inventory in the ordinary course of business. “Insurance/Condemnation Award” means the receipt by the Company or any of its subsidiaries of any proceeds received under any casualty insurance polity maintained by or for the benefit of the Company or any of its subsidiaries or as a result of the taking of any assets of the Company or any of its subsidiaries pursuant to the power of eminent domain or condemnation.

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

On March 6, 2008 Yorkville Advisors (f/k/a Cornell Capital) exercised all their warrants (40,000,000) into common shares of the Company at an exercise price of $0.0128 for a total cash consideration of $512,000. The Company revalued the Cornell warrant liability immediately prior to the exercise and recognized a gain on the change in the fair value of the warrants in the Statement of Operations of $2,635,000. The fair value of the warrant liability immediately prior to exercise was $2,488,000. This warrant liability was then reclassified to common stock at par value of $400,000 for 40,000,000 newly issued common shares and the balance of $2,600,000 to additional paid in capital.

 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For subsidiaries, local commercial and tax legislation contains provisions that may imply more than one treatment for a transaction. Thus, management’s judgment of the companies’ business activities and transactions may not coincide with the interpretation of the tax authorities. In the event that a particular transaction is challenged by the tax authorities the subsidiaries may incur penalties and taxes on present and past transactions. Management believes that the financial statements adequately reflect the activities of the subsidiaries.See

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of December 31, 2008 is as follows:

	Foreign	Domestic	Total
Tax loss carry forwards	$24,358,000	$21,871,000	$46,229,000
Less valuation allowance	(2,358,000)	(21,871,000)	(46,229,000)
	$-	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

Valuation Allowance, December 31, 2006	$37,262,000
Increase	4,439,000
Valuation Allowance, December 31, 2007	$41,701,000
Increase	4,528,000
Valuation Allowance, December 31, 2008	$46,229,000

At December 31, 2008, the company had net operating loss carry forwards for United States Federal income tax purposes of approximately $63,799,000 expiring in the years 2009 through 2025 and net operating loss carry forwards of approximately $55,498,000 for Pennsylvania state income tax purposes. Current United States Federal tax law limits the use of net operating loss carry forwards after there has been a substantial change in ownership, as defined in Internal Revenue code Section 382, during a three year period. Due to changes in ownership between 1993 and 1997, and the conversion of Senior Secured Convertible Notes in January 1999, and the Share Exchanges, there exists substantial risk that the Company’s use of net operating losses for United States and Pennsylvania tax purposes may be severely limited under the Internal Revenue Code. The Company and its subsidiaries are subject to audits for the past nine years as a result of not filing the respective tax returns for certain of those years.

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

NOTE 6—COMMITMENTS AND CONTINGENCIES

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

On July 16, 2007 the Company entered into an Agreement of Sublease with Arch Hill N.V. (“Arch Hill”) for the sublease by the Company of office space in the Netherlands. The Sublease commenced July 16, 2007 and terminated January 1, 2008. The office space will be used by the coordinators of the project and the management of the Company. The monthly payment is $15,500.

LITIGATION

The Company entered into a Financial Advisory and Investment Banking Agreement with North Coast Securities Corporation (“North Coast”) dated February 1, 2006. Subsequent to the date of the Agreement North Coast asserted claims for unpaid compensation under the Agreement. Counsel for North Coast have asserted a breach of contract claim against the Company seeking warrants to purchase 500,000 shares of Company common stock with an exercise price of $0.04 per share and $10,000 per month for the term of the Agreement for a total of $120,000. This matter has not been resolved as of December 31, 2008 or as of the date of this report and on December 31, 2008 a lawsuit was filed in Montgomery County against the Company in this matter. Management asserts that no services were rendered to satisfy any compensation. Montgomery County court has dismissed the case with prejudice on March 30, 2009. The Company was responsible for its own legal fees in this matter.

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

 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 26, 2008 Dr. Klaus Brandt was appointed as the Chief Technology Officer of Lithium Technology Corporation. Prior to this  Dr. Klaus Brandt was the Chief Executive Officer of Lithium Technology Corporation by the Company’s Board of Directors. Prior to this Dr. Klaus Brandt has been serving as a Director of the Company since September 27, 2006 and as an Executive Vice President since June 2005. Additionally, Dr. Brandt has been serving as the Managing Director of the Company’s subsidiary, GAIA, since April 2005. Pursuant to the employment agreement with Dr. Brandt, which expired on December 31, 2008, he served as the Managing Director of GAIA.

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

The Mulder Consulting Agreement with Fred J. Mulder, a director of the Company, provides for Mr. Mulder to spend approximately 32 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of US $4,167.

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

 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The OUIDA Consulting Agreement provides for Theo Kremers, an employee of OUIDA Management Consultancy B.V. and a director and Chief Executive Officer of the Company, to spend approximately 160 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of Euros 20,820 (approximately US $30,000 as of the date of the agreement).

On October 14, 2008, the Company entered into a Transition and Termination Agreement (the “Agreement”) with the Company’s Former Chief Financial Officer.  The Agreement calls for a lump sum termination payment of $225,000 plus accrued but unpaid vacation.  In addition, the Company agreed to issue 1,500,000 shares of the Company ‘s common stock to the former CFO as additional consideration.  The Company recorded compensation expense of $83,000 related to the stock grant based on the fair value of the Company’s stock on the date of the agreement, calculated using the Black-Scholes method.

In 2009 a consulting fee of $705,000 was claimed by Fidessa Asset Management for services rendered over the period April 1, 2008 until December 31, 2008. There is no signed agreement between LTC and Fidessa Asset Management S.A. regarding these consulting services and the Company is disputing the amount.

For the period October 1, 2006 until April 1,2008 an advisory services agreement by Fidessa Asset Management S.A. was signed by LTC. For these services Fidessa Asset Management S.A. received fees of $450,000 in 2007 and $300,000 in 2008. Additionally Fidessa Asset Management S.A. is entitled to receive an equity compensation of 16,666,667 of common shares. As of December 31, 2008 these shares have not been delivered by the Company

NOTE 7—STOCKHOLDERS’ EQUITY

SERIES A PREFERRED STOCK

On August 1, 2005 the Company issued to an independent foreign investor 1,000 shares of the Company’s Series A Preferred Stock. The shares of Series A Preferred Stock were entitled to receive an 8% annual cumulative dividend payable in shares of company common stock at the conversion price of the stock. The conversion price for the Series A Preferred Stock is 80% of the average closing trading prices for the common stock during the 20 trading day period prior to the date of the conversion notice. For each share of the Company’s common stock issued upon conversion of the Series A Preferred Stock, a four year warrant to purchase one-half of a share of Company common stock was issued at an exercise price per share equal to 125% of the conversion price of the Series A Preferred Stock upon conversion of the shares of Series A Preferred Stock by the stockholder; and for each share of Company common stock Issued upon conversion of the Series A Preferred Stock, a four year warrant to purchase one-half of a share of Company common stock at an exercise price per share equal to 150% of the conversion price of the Series A Preferred Stock upon conversion of the shares of Series A Preferred Stock by the stockholder.

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

The Series B Convertible Preferred Stock has no mandatory or optional redemption rights, thus, cannot be redeemed for cash. The Series B Convertible Preferred Stock is only convertible into the Company’s common stock upon the Company having enough shares of common stock authorized to issue. As the control of the conversion lies with the Company in authorizing an increase in the number of shares of Company common stock, the holder cannot force conversion without such increase in authorized shares, and the stock has no redemption rights, the Series B Preferred Stock is classified in permanent equity on the Company’s consolidated balance sheet.

 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 3, 2008 30,000 shares of Series C Preferred Stock held by investors were converted into 75,000,000 shares of Company common stock.

2002 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 2002 Stock Incentive Plan (the “2002 Plan”) in January 2002. The 2002 Plan terminates in 2012. A total of 350,000 shares of common stock are reserved and available for grant. No options were granted for the years ended December 31, 2008 and 2007. The exercise price of an option granted under the 2002 Plan will not be less than the fair market value of the Company’s common stock on the date of grant; however, for any non qualified Stock Option the option price per share of common stock, may alternatively be fixed at any price deemed to be fair and reasonable, as of the date of the grant. Options granted that are not vested will be cancelled immediately upon termination of the grantee’s employment or association with LTC, except in certain situations such as retirement, death or disability. Vested options are exercisable for up to sixty months upon termination of the Grantee’s employment or association with LTC.

All outstanding employees and directors options are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding and Exercisable, January 1, 2007	118,355	$4.85
Expired	(28,453)	5
Outstanding and Exercisable December 31, 2007	89,902	$4.78
Expired	(750)	2
Outstanding and Exercisable December 31, 2008	89,152	$4.80

The following table summarizes information about stock options outstanding at December 31, 2008:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life
$2.30	2,000	0.1 years
$2.80	1,000	4 years
$4.00	32,500	2.5 years
$4.40	730	2 years
$5.20	41,695	1.5 years
$5.60	9,227	2 years
$9.60	2,000	1.5 years
Balance outstanding as of December 31, 2008	89,152

 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WARRANTS

Warrants as of December 31, 2007 and 2008 are summarized as follows:

	Warrants	Weighted Average Exercise Price
Outstanding and Exercisable, December 31, 2006	175,585,524	$0.2507
Issued	11,065,665	0.1243
Exercised	(576,000)	0.0550
Expired	(160,000)	3.6063
Outstanding and Exercisable, December 31, 2007	185,915,189	$0.2335
Exercised	(40,000,000)	0.0128
Expired	(112,574,158)	0.0836
Outstanding and Exercisable, December 31, 2008	33,341,031	$1.1327

The following table summarizes information about warrants outstanding as of December 31, 2008:

Exercise Price	Number of Warrants Outstanding	Time to Expiration in Years
$0.2250	277,779	0.1	Years
0.2750	277,779	0.1	Years
2.0000	1,000,000	0.1	Years
0.0240	1,570,000	0.1	Years
0.0270	300,000	0.1	Years
0.0280	130,000	0.1	Years
0.0290	262,836	0.1	Years
0.0310	130,000	0.1	Years
0.0340	150,000	0.1	Years
0.0390	280,000	0,1	Years
0.0440	250,000	0.1	Years
0.0490	250,000	0.1	Years
0.0520	180,000	0.1	Years
0.0570	230,000	0.1	Years
0.0620	50,000	0.1	Years
0.0820	250,000	0.1	Years
0.0840	50,000	0.1	Years
0.0860	100,000	0.1	Years
0.0880	25,000	0.1	Years
0.0890	50,000	0.1	Years
0.0940	75,000	0.1	Years
0.0970	50,000	0.1	Years
0.0990	25,000	0.1	Years
0.1000	25,000	0.1	Years
0.1760	25,000	0.1	Years
0.2200	25,000	0.1	Years
0.3520	25,000	0.1	Years
0.6600	25,000	0.1	Years
0.1500	662,503	0.1	Years
0.1800	662503	0.1	Years
0.1445	1,307,698	0.1	Years

 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

0.1736	1,307,698	0.1	Years
2.0000	1,500,000	0.3	Years
2.4000	10,500,000	0.3	Years
0.0257	131,578	0.4	Years
0.0675	2,510,000	0.4	Years
0.0201	500,000	0.4	Years
0.0245	746,557	0.4	Years
0.0550	20,000	0.4	Years
0.1870	264,739	0.4	Years
0.2570	684,099	0.7	Years
0.3800	2,205,262	1.8	Years
0.0300	2,000,000	1.9	Years
0.2500	500,000	2.3	Years
0.2000	500,000	2.3	Years
0.1000	1,000,000	2.3	Years
0.0243	250,000	2.3	Years
Total warrants outstanding as of December 31, 2008	33,341,030

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

Geographic information is as follows:

	Year Ended	Year Ended
	December 31, 2008	December 31, 2008
Revenues
Domestic Operations	$1,301,000	$1,504,000
European Operations	2,866,000	1,105,000
	$4,167,000	$2,609,000

Long-lived assets, net
Domestic Operations	$3,000	$101,000
European Operations	6,930,000	7,688,000
	$6,933,000	$7,789,000

In 2008 revenues were concentrated for 29% with 2 customers and purchases were concentrated for 15% with 1 vendor. In 2007, 24% of revenue was derived from one customer.

 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—SUPPLEMENTAL CASH FLOW INFORMATION

SUPPLEMENTAL CASH FLOW INFORMATION

For the Years Ended December 31,

2008	2007
Convertible Preferred Series C Shares with $300 par value were converted into common stock with a par value of $750,000.	Convertible debentures and accrued interest of $989,000 were converted into common stock with par value of $820,000.

112,574,159 outstanding warrants with a related warrant liability of $2,824,000 expired	Convertible debenture of $500,000 was converted into common stock with par value of $206,000.

45,017 shares of Convertible Preferred Series C stock with $450 par value was issued in a debt settlement agreement with Arch Hill.	Convertible Preferred Series A of $1,000,000 was converted into common stock with par value of $111,000.

1,500,000 shares of common stock with $15,000 par value were issued to a former officer of the Company	Accrued dividends of $181,000 were paid through the issuance of common stock with a par value of $20,000.

Convertible Preferred Series C shares with $380 par value were converted into common stock with par value of $920,000.

Discount of $325,000 was recorded on July 2007 10% Convertible Debentures.

576,000 Warrants with a cashless exercise feature were converted into common stock with a total par value of $3,200.

NOTE 10—SUBSEQUENT EVENTS

2009 Amendment of Certificate of Incorporation

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

2007 Convertible Debenture Extension

On March 1, 2009 the July 2007 10% Convertible Note was extended a second time until January 1, 2010.

Reduction of Exercise Price of June 2008 Converible Note

In March 2009 the Board of Directors of the Company approved a reduction of the conversion price of the Convertible Notes from $0.10 per share to $0.07.  This reduction will apply to all holders of Convertible Notes.

In April, 2009 the Company received confirmation from one of the investors that the terms and conditions of the June 2008 9% convertible loan will apply to the loan of EUR 100,000 which was originally granted as a bridge loan in 2008. The amount of EUR 100,000 is included in the balance of the June 2008 9% convertible note.

 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other

In March 2009 LTC received a request from Frankendael Participatiemaatschappij NV (“Frankendael”) to confirm to Frankendael the outstanding amount as part of the “Stille Beteiligung” loan agreement of March 1999 (the “Frankendael Debt”), which would mature after 10 years. Management is of the opinion that there is no outstanding amount due from either LTC or GAIA to Frankendael due to the transfer of the Frankendael Debt from Frankendael to Arch Hill Ventures and the October 2005 debt exchange between Arch Hill Ventures and the Company, as reported in the Company’s Form 8-K dated October 21, 2005.

In June 2009 GAIA received the initial assessment of an investigation of the German tax authorities regarding the transfer of Intellectual Property Rights and patents to Dilo AG in Switzerland, a wholly owned subsidiary, over the period 2001-2004. In the past years, former management has been of the opinion that these investigations would not result in a material claim against GAIA or its former management from the German tax authorities. The claim is that on the value of the transfer both Value Added Tax and Corporate tax had to be filed and paid. The amounts which in the view of the German Tax authorities should have been paid over the above mentioned period is substantial and could have substantial impact on the continuity of GAIA. Management is preparing a response to the German Tax authorities claim but disagrees with their claim and believes that the ultimate resolution of this matter will not have a material adverse effect on the Company’s financial statements.