Form 10-Q/A
period 2008-09-30
LITHIUM TECHNOLOGY CORP
filed 2009-08-21
CIK 804154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A-1

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 19, 2009, 746,397,618 shares of common stock.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008
INDEX
Page

EXPLANATORY NOTE

This is Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed by Lithium Technology Corporation on May 22, 2009 (the “Original Form 10-Q”). This Amendment amends and replaces the Original Form 10-Q in its entirety.

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$296,000	$4,458,000
Accounts receivable	241,000	527,000
Inventories	2,326,000	3,320,000
Prepaid expenses and other current assets	409,000	703,000
Total current assets	$3,272,000	$9,008,000
Property and equipment, net	7,332,000	7,789,000
Related party receivables	277,000	579,000
Other assets	152,000	155,000
Total assets	$11,033,000	$17,531,000

LIABILITIES AND STOCKHOLDERS DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,671,000	$2,704,000
Accounts payable - related parties	-	1,623,000
Accrued salaries	241,000	83,000
Accrued interest	701,000	504,000
Current portion of long term debt	5,562,000	5,411,000
Related party debt	5,254,000	6,332,000
Other current liabilities and accrued expenses	1,307,000	2,245,000
Warrant liability	890,000	15,550,000
Total current liabilities	$16,626,000	$34,452,000

LONG TERM DEBT
Long term debt, net of current	3,776,000	-
Total liabilities	$20,402,000	$34,452,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS DEFICIT

Total Preferred Stock Authorized 100,000,000
Convertible Preferred stock B, par value $.01 per share, authorized, issued and outstanding: 100,000 at September 30, 2008 and December 31, 2007	$1,000	$1,000
Convertible Preferred stock C, par value $.01 per share, authorized 300,000, issued and outstanding: 233,300 at September 30, 2008 and 218,183 at December 31, 2007	2,000	2,000
Common stock, par value $.01 per share, authorized - 750,000,000 at September 30, 2008 and December 31, 2007 respectively; issued and outstanding - 745,924,782 and 630,924,782	7,459,000	6,309,000
Additional paid-in capital	122,152,000	111,998,000
Cumulative translation adjustments	(3,851,000)	(4,172,000)
Accumulated deficit	(135,132,000)	(131,059,000)
Total stockholders deficit	$(9,369,000)	$(16,921,000)
Total liabilities and stockholders deficit	$11,033,000	$17,531,000

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Products and services sales	$3,602,000	$2,024,000	$1,306,000	$843,000

COSTS AND EXPENSES
Cost of goods sold	5,410,000	2,602,000	2,142,000	1,034,000
Engineering, research and development	1,494,000	2,320,000	5,000	690,000
General and administrative	4,424,000	3,930,000	1,320,000	1,130,000
Stock based compensation expense	-		-
Sales and marketing	537,000	318,000	181,000	236,000
Depreciation	1,150,000	693,000	567,000	114,000
Total costs and expenses	$13,015,000	$9,863,000	$4,215,000	$3,204,000
Income (Loss) from operations	$(9,413,000)	$(7,839,000)	$(2,909,000)	$(2,361,000)

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	$(485,000)	$(1,588,000)	$(275,000)	$(252,000)
Interest expense related to amortization of discount on convertible debt	(3,827,000)	(1,633,000)	(55,000)	(58,000)
Warrant expense/change in fair value income	9,643,000	(16,242,000)	1,220,000	(875,000)
Other	9,000	(18,000)	(232,000)	33,000
Total other income (expense)	(5,340,000)	(19,481,000)	658,000	(1,152,000)
NET INCOME (LOSS)	$(4,073,000)	$(27,320,000)	$(2,251,000)	$(3,513,000)

Dividends on preferred shares		(58,000)		(18,000)
Discount related to beneficial conversion feature of Preferred Stock	(2,147,000)	(11,274,000)	-	(137,000)
NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$(6,220,000)	$(38,652,000)	$(2,251,000)	$(3,668,000)
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	321,000	(623,000)	(189,000)
COMPREHENSIVE INCOME (LOSS)	$(5,899,000)	$(39,275,000)	$(2,440,000)	$(3,668,000)
Weighted average number of common shares outstanding:	1,559,832,447	1,124,583,396	1,593,027,896	1,297,721,107
Basic and diluted net (loss)/income per share	$(0.00)	$(0.03)	$0.00	$(0.00)

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	September 30,	September 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(4,073,000)	$(27,320,000)
Adjustments
Depreciation expense	810,000	693,000
Impairment charge for fixed assets	225,000	-
Bad debt expense	160,000	-
Stock-based compensation expense	-	-
Loss on sale of property and equipment	81,000	-
Warrant income/change in fair value	(9,643,000)	16,242,000
Interest expense beneficial conversion feature	3,826,000	1,633,000
(Increase)/decrease in assets
Inventories	994,000	(468,000)
Accounts receivable	428,000	(414,000)
Prepaid expenses and other assets	294,000	(206,000)
Increase/(Decrease) in liabilities
Accounts payable & accrued expenses	(489,000)	(3,133,000)
Other current liabilities	-	(140,000)
Net cash used in operating activities	$(7,387,000)	$(13,113,000)
CASH FLOW FROM INVESTING ACTIVITIES
Capital Expenditures	$(715,000)	$(1,273,000)
Net cash used in investing activities	$(715,000)	$(1,273,000)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	$(105,000)	$(10,106,000)
Proceeds from loans from related parties	100,000	-
Proceeds from issuance of convertible debt	3,776,000	3,179,000
Proceeds from exercise of warrants	512,000	-
Proceeds from equity issuance	-	19,569,000
Net cash provided by financing activities	$4,283,000	$12,642,000
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(3,819,000)	$(1,744,000)
CURRENCY EFFECTS ON CASH AND CASH EQUIVALENTS	(343,000)	47,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,458,000	1,976,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$296,000	$279,000

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

Over the past several years, the Company has refocused its unique extrusion-based manufacturing process, cell technology, large battery assembly expertise and market activities to concentrate on large-format, high rate battery applications. The Company's commercialization efforts are focused on applying its lithium-ion rechargeable batteries in the national security, transportation and stationary power markets.

The Company's operating plan seeks to minimize its capital requirements, but the expansion of its production capacity to meet increasing sales and refinement of its manufacturing process and equipment will require additional capital. The Company expects that operating and production expenses will increase significantly. The Company has entered into a number of financing transactions. (see Notes 7 and 9) and is continuing to seek other financing initiatives. Such capital is expected to come from the sale of securities and debt financing. The Company believes that if it raises approximately $7 million in debt and equity financings it would have sufficient funds to meet its needs for working capital, repayment of debt and for capital expenditures over the next twelve months and to meet expansion plans.

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

NOTE 4—INVENTORIES

Inventories primarily include raw materials and auxiliary materials required for the production process.

Inventories at September 30, 2008 and December 31, 2007 are made up of the following:

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
Finished Goods	$1,221,000	$1,814,000
Work In Process	344,000	757,000
Raw Materials	761,000	749,000
	$2,326,000	$3,320,000

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2008 and December 31, 2007 is summarized as follows:

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
Land and buildings	$4,012,000	$3,756,000
Technical and laboratory equipment	8,552,000	8,864,000
Asset under construction and equipment deposit	309,000	285,000
Office equipment and other	1,094,000	987,000
Less: Accumulated depreciation and amortization	(6,635,000)	(6,103,000)
	$7,332,000	$7,789,000

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of  September 30, 2008 is as follows:

	Foreign	Domestic	Total
Tax loss carry forwards	$23,930,000	$21,233,000	$45,163,000
Less valuation allowance	(23,930,000)	(21,233,000)	(45,163,000)
	$-	$-	$-

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

NOTE 7—DEBT

	September 30, 2008	December 31, 2007
Current debt is summarized as follows:
Loans From Financial Institutions	$99,000	$104,000
Silent Partner loans-TBG	2,216,000	2,259,000
July 2007 10% Convertible Debenture, net of discount	3,247,000	3,048,000
Sub total current debt	$5,562,000	$5,411,000
Related Party debt
Subordinated Loans from Arch Hill	$3,627,000	$7,955,000
Promissory Note to Arch Hill	1,627,000	-
Sub total Related Party debts	$5,254,000	$7,955,000
June 2008, 9% Convertible Note, net of discount	$3,776,000	$—
Warrant liability	890,000	15,550,000
Total debt	$15,482,0000	$28,916,000

JULY 2007 10% CONVERTIBLE DEBENTURE

On July 11, 2007, the European Subsidiaries Debt and accrued interest was satisfied with the payment of €6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,000 (the “Convertible Note”). The Convertible Note is convertible into shares of Company common stock at $0.10 per share. The Convertible Note accrues interest at 10% per annum and is due and payable on September 1, 2008. The Company has the right to repay the Convertible Note at any time prior to maturity without penalty. The Convertible Note will be secured by 90 million shares of Company common stock. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Note in this transaction. Issuance of the Convertible Note was exempt from from registration under Section 4(2) of the Securities Act. The Convertible Note was issued to an accredited investor in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are "restricted securities" subject to applicable limitations on resale. As of September 30, 2008 and December 31, 2007, $3,247,000 and $3,048,000 was outstanding under the convertible debenture net of debt discount of $0 and $199,000, respectively. As of September 30, 2008 and December 31, 2007, accrued interest of $400,000, and $154,000, respectively, was outstanding under the Convertible Note. Upon issuance, the Company recorded a discount from beneficial conversion feature of $325,000 that is amortized over the life of the note using the effective interest method.

As of September 1, 2008 the debenture has been extended for an additional six months, under the same conditions. The interest on the unpaid accrued interest as of September 1, 2008 increased from 10% to 12%. On March 1, 2009 the note has been extended a second time until January 1, 2010.
JUNE 2008 9% CONVERTIBLE NOTES

The Company closed on a convertible debt financing (the “June 2008 Financing”) with several institutional investors from June 12, 2008 to September 30, 2008 (the “Lenders”) for a total of Euros 2.60 million (approximately U.S. $4,036,000).  The accrued interest on this amount was 57k€ (approximately U.S. $84,000) as of September 30, 2008. The Company issued its convertible notes (the “Convertible Notes”) to the Lenders in connection with the June 2008 Financing. The Convertible Notes are convertible at $0.10 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Notes. The Convertible Notes accrue interest at 9% per annum and are due and payable on September 30, 2011 (the “Maturity Date”). All obligations of the Company under the Convertible Notes will be secured by security interests in all of the tangible and intangible fixed assets, including real estate, of the Company.

In March 2009 the Board of Directors of the Company approved a reduction of  the conversion price to $0.07. This reduction will apply  to all  holders of convertible notes .
Based upon the decreased conversion price and under assumption that all note holders would voluntary choose for a conversion into shares, the Note, principal and accrued interest, would per September 30, 2008 convert into 58,901,599 common shares.

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

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $99,000 and $104,000 as of September 30, 2008 and December 31, 2007, respectively, that are collateralized by the assets of the Company and bear European commercial standard rates .

SILENT PARTNERSHIP LOANS- TBG

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

GAIA is negotiating with TBG to convert the TBG Partner Agreement into a long term loan bearing an interest rate of 6% per annum, including a repayment schedule.

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill, a related party, which totaled $3,627,000 and $6,272,000 as of September 30, 2008 and December 31, 2007. The loans bear cumulative interest at 6% per annum. Under the subordinated loan agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA.

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

The balance of $3,627,000 remains payable to Arch Hill after issuance of the Series C Preferred Stock, and is included in the Promissory Notes balance. As the conversion price is beneficial to Arch Hill at the time of the settlement agreement because the conversion price was below market on that date, a beneficial conversion discount was recorded on the remaining debt.

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

On March 2, 2009 the Company filed a restated Certificate of Incorporation in which it increased the amount of authorized common shares to 3 Billion. As part of this increase the Company will be able to transfer the above mentioned debt to Arch Hill into 190,172,300 common shares.

PROMISSORY  NOTES – RELATED PARTY

Arch Hill Real Estate N.V. had over the period 2004 and 2005 billed an amount of $70,000 per month  as management fees to Gaia Holding BV. The amount was unpaid as per September 30, 2008 and is included in the  promissory notes  of $1,627,000 from Arch Hill, in which balance unpaid management fees and unpaid interest for the years 2004-2008 are included. The accrued interest related to the notes in 2008 was approximately $93,000.

NOTE 8—COMMITMENTS AND CONTINGENCIES

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

LITIGATION

The Company entered into a Financial Advisory and Investment Banking Agreement with North Coast Securities Corporation (“North Coast”) dated February 1, 2006. Subsequent to the date of the Agreement North Coast asserted claims for unpaid compensation under the Agreement. Counsel for North Coast have asserted a breach of contract claim against the Company seeking warrants to purchase 500,000 shares of Company common stock with an exercise price of $0.04 per share and $10,000 per month for the term of the Agreement for a total of $120,000. On December 31, 2008 a lawsuit was filed in Montgomery County against the Company in this matter. Management asserts that no services were rendered to satisfy any compensation. The Court has dismissed the case with prejudice on March 30, 2009. The Company was responsible for its own legal fees in this matter.

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

NOTE 9—STOCKHOLDERS EQUITY

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

SERIES C CONVERTIBLE PREFERRED STOCK

During 2007 the Company closed on the sale of Series C Preferred Stock in several private placement transactions. The Company sold 119,481 shares of Series C Preferred Stock for an aggregate purchase price of $17,922,117. Each share of Series C Preferred Stock is convertible into 2,500 shares of Company common stock. At a purchase price of $150 per share of Series C Preferred Stock, the effective purchase price for each underlying share of Company common stock is $0.06 per share. Additionally, the Company sold 35,868 shares of Series C Preferred Stock for an aggregate purchase price of $9,466,875. Each share of Series C Preferred Stock is convertible into 2,500 shares of Company common stock. At a purchase price of $250 per share of Series C Preferred Stock, the effective purchase price for each underlying share of Company common stock is $0.10 per share. The Company did not pay any underwriting discounts or commissions in connection with the sale of the Series C Preferred Stock in this transaction. For issuances of convertible Preferred Stock with beneficial conversion feature the discount is recognized upon issuance. In 2007 $16,242,000 was recorded, and the amount is reflected as an increase to the Net Loss to common shareholders in the Company’s statement of operation.

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

On September 3, 2008 30,000 shares of Series C Preferred Stock held by investors were converted into 75,000,000 shares of the Company’s common stock.
NOTE 10—SEGMENT INFORMATION

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

Geographic information is as follows:

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues
Domestic Operations	$1,115,000	$1,401,000	$316,000	$376,000
European Operations	2,487,000	623,000	990,000	204,000
	$3,602,000	$2,024,000	$1,306,000	$580,000

	September 30, 2008	December 31, 2007
Long-lived assets, net
Domestic Operations	$3,000	$101,000
European Operations	7,329,000	7,688,000
	$7,332,000	$7,789,000

NOTE 11—NET INCOME/LOSS PER COMMON SHARE

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

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Series B Preferred Stock	264,103,114	264,103,114	264,103,114	264,103,114
Series C Preferred Stock	627,496,459	402,214,507	635,988,730	257,149,900
Common Stock	668,232,874	458,264,775	692,936,052	776,468,093
Total	1,559,832,447	1,124,582,396	1,593,027,896	1,297,721,107

Due to net losses in all periods ended September 30, 2008 and 2007, the effect of the potential common shares resulting from convertible promissory notes payable, stock options and warrants were excluded, as the effect would have been anti-dilutive. As of September 30, 2008 there are 71,970,035 warrants outstanding with a weighted average exercise of $0.587.

As of September 30, 2008, the Company does not have enough shares of common stock authorized to issue shares of common stock to all holders of its convertible securities upon conversion of such securities. On March 25, 2009, the Company filed an Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, to increase the number of authorized shares of the Company’s common stock to 3,000,000,000 shares.

NOTE 12—CORPORATE MATTERS

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

For the period October 1, 2006 until April 1,2008 an advisory services agreement by Fidessa Asset Management S.A. was signed by LTC. For these services Fidessa Asset Management S.A. received fees of $450,000 in 2007 and $300,000 in 2008. Additionally Fidessa Asset Management S.A. is entitled to receive an equity compensation of 16,666,667 of common shares. As of September 30, 2008 these shares have not been delivered by the Company

Appointment of Chief Executive Officer

Effective June 27, 2008, Theo M. M. Kremers was appointed as the Chief Executive Officer of Lithium Technology Corporation by the Company’s Board of Directors. Prior to this Mr. Kremers had been serving as a Director of the Company since May 27, 2008. Mr. Kremers’ company, OUIDA Management Consultancy B.V. was retained by the Company on April 28, 2008 to provide consulting services. Mr. Kremers is paid a monthly fee of Euros 20,820 (approximately US $30,000 as of the date of the agreement) for his services to the Company.

NOTE 13—SUBSEQUENT EVENTS

Resignation of Chief Financial Officer

Effective October 15, 2008, Amir Elbaz resigned as the Chief Financial Officer of the Company. Mr. Elbaz continued working with the Company during a transition period up to November 30, 2008.

June 2008 9% Convertible Notes

The Company closed on additional debt financings under the June 2008 Financing described herein (see Note 8) with seven institutional investors from October 6, 2008 to December 23, 2008 for a total of Euros 2,213,102 (approximately U.S. $2,934,307).

In March 2009 the Board of Directors of the Company approved a reduction of the conversion price of the Convertible Notes from to $0.10 per share to $0.07.  This reduction will apply to all holders of Convertible Notes.

In April, 2009 the Company received confirmation from one of the investors that the terms and conditions of the June 2008 9% convertible loan will apply to a the loan of EUR 100,000 which was originally granted as a bridge loan in 2008. The amount of EUR 100,000 is included in the balance of the June 2008 9% convertible note.

Advisor to Board Appointed

As of December 1, 2008, Mr. Ben van Schaik has been appointed as an Advisor to the Board of Directors of Incorporation the Company.  Mr. van Schaik has been asked to serve as an Advisor on account of his long standing experience in the automotive sector, as well as his extensive network within the industry.  Mr. van Schaik will be paid €15,000 per year for his services.

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

2007 Convertible Debenture Extension

On March 1, 2009 the July 2007 10% Convertible Debenture has been extended a second time until January 1, 2010.

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

RESULTS OF OPERATIONS
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES FROM PRODUCTS SALES Increased by $1,578,000 or 78% in the nine months ended September 30, 2008 from $2,024,000 in the same period in 2007 to $3,602,000. For the three months period ended September 30, 2008, revenues increased 55% from $843,000 in 2007 to $1,306,000 in 2008. The increase in sales is attributed to increased sales efforts and fruition of some projects the Company is involved with. As we are still an initial manufacturing stage enterprise, our mission continues to be to become a leading manufacturer of rechargeable lithium power solutions for advanced national security, transportation and stationary power applications.
COST OF GOODS SOLD was $5,410,000 and $2,602,000 for the nine months ended September 30, 2008 and 2007, respectively. For the three months period ended September 30, 2008, cost of goods sold increased 108% from $1,034,000 in 2007 to $2,142,000 in 2008. The increase in the cost of goods sold is a result of production changes. We continue to look for cheaper sources of raw materials and more efficient production processes. We anticipate costs to decline substantially as we achieve larger economies of scale.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES during the nine months ended September 30, 2008 decreased by 36% to $1,494,000 from $2,320,000 in the same period in 2007. For the three months period ended September 30, 2008, engineering, research and development expenses decreased from $690,000 in 2007 to $5,000 in 2008. These expenses are primarily derived from our advancement of technology in large high rate battery applications. These expenses relate to material consumed in the continued refinement of production process, as well as engineering and development time dedicated to advancement of manufacturing processes as well as time associated with the installation of new production equipment. During the three months period ended September 30, 2008 the company discontinued its flat cell engineering, research and development activities in Plymouth Meeting resulting in a substantial drop of the expenses for engineering, research and development in total.

GENERAL AND ADMINISTRATIVE EXPENSES during the nine months ended September 30, 2008 increased by 13% to $4,424,000 from $3, 930,000 in the same period in 2007. This increase reflects our efforts to move to larger scale manufacturing, hiring of professional consultants, and increased financing related efforts and costs. For the three months period ended September 30, 2008, general and administrative expenses increased 17% from $1,130,000 in 2007 to $1,320,000 in 2008.

SALES AND MARKETING EXPENSES were $537,000 for the nine months ended September 30, 2008, an increase of 69% from the same period in 2007. For the three months period ended September 30, 2008, sales and marketing expenses decreased from $236,000 in 2007 to $181,000 in 2008. The decrease in this expense is attributed to reclassifications of costs to Cost of Goods Sold.

DEPRECIATION AND AMORTIZATION during the nine months ended September 30, 2008 increased by 66% to $1,150,000 from $693,000 in the same period in 2007. For the three months period ended September 30, 2008, depreciation and amortization expenses increased 397% from $114,000 in 2007 to $567,000 in 2008.

INTEREST EXPENSE, NET OF INTEREST INCOME Interest expense, net of interest income for the nine months ended September 30, 2008 decreased by 69% to $485,000 from $1,588,000 in the same period in 2007. For the three months period ended September 30, 2008, interest expense increased from $252,000 in 2007 to $275,000 in 2008.
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

WARRANTS INCOME Charges for warrants were $(9,643,000) and $16,242,000 respectively, in the nine months period ended September 30, 2008 and 2007. For the three months period ended September 30, 2008, warrants expenses decreased from $875,000 in 2007 to $(1,220,000) in 2008. Warrants valuation is marked to market every reporting period using Black-Scholes valuation model. Fluctuations resulting from the valuation of the warrants’ liability are reflected in the Statement of Operations. Approximately $2.6 million of the gain recorded in the Statement of Operations for the nine months period ended September 30, 2008 resulted from revaluation of Yorkville Advisors (f/k/a/Cornell Capital) warrants immediately prior to the exercise.

NET (LOSS) TO COMMON SHAREHOLDERS $(6,220,000) or $(0.00) per share for the nine months ended September 30, 2008 as compared to a net loss of $(38,652,000) or $(0.03) per share for the nine months ended September 30, 2007.  For the three months period ended September 30, 2008, the company had a net loss of $2,251,000  as compared to a net loss of $3,668,000 in 2007.

ACCUMULATED DEFICIT Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next few years. As of September 30, 2008, our accumulated deficit was $135,132,000.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

On September 30, 2008, cash and cash equivalents were $296,000. Total liabilities on September 30, 2008 were $20,402,000.  On September 30, 2008, assets included $2,326,000 in inventories, net property and equipment of $7,332,000, and prepaid expenses and other assets of $409,000. As of September 30, 2008, our working capital deficit was $13, 354,000 as compared to $25,444,000 on December 31, 2007. We expect to incur decreasing operating losses as we continue our commercialization efforts.
Our debt and other liabilities as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
Current debt is summarized as follows:
Loans From Financial Institutions	$99,000	$104,000
Silent Partner loans-TBG	2,216,000	2,259,000
July 2007 10% Convertible Debenture, net of discount	3,247,000	3,048,000
Sub total current debt	$5,562,000	$5,411,000
Related Party debt
Subordinated Loans from Arch Hill	$3,627,000	$7,955,000
Promissory Note to Arch Hill	1,627,000	-
Sub total Related Party debts	$5,254,000	$7,955,000
June 2008, 9% Convertible Note, net of discount	$3,776,000
Warrant liability	890,000	15,550,000
Total current debt	$15,482,000	$28,916,000

For more detailed information on our liabilities, see Note 8 to our financial statements contained herein.

FINANCING TRANSACTIONS

We have financed our operations since inception primarily through equity and debt financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives.  From January to September 2008, we raised approximately $4 million in debt financing transactions and approximately $500,000 through the exercise by a holder of 40 million outstanding warrants.   We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities. No assurances can be given that such financing will be available in sufficient amounts or at all. If such financing is not available there can be no assurance that Arch Hill Capital or any other major shareholder will provide any further funding.

The following is a general description of our existing debt and equity financing transactions.  See also the Notes to Consolidated Financial Statements included with this Report.

JULY 2007 10% CONVERTIBLE DEBENTURE

On July 11, 2007, the European Subsidiaries Debt and accrued interest was satisfied with the payment of €6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,000 (the “Convertible Note”). The Convertible Note is convertible into shares of Company common stock at $0.10 per share. The Convertible Note accrues interest at 10% per annum and was due and payable on September 1, 2008. The Company has the right to repay the Convertible Note at any time prior to maturity without penalty. The Convertible Note will be secured by 90 million shares of Company common stock. As of September 30, 2008 and December 31, 2007, $3,247,000 and $3,048,000 was outstanding under the convertible debenture net of debt discount of $0 and $199,000, respectively. As of September 30, 2008 and December 31, 2007, accrued interest of $400,000, and $154,000, respectively, was outstanding under the Convertible Note. Upon issuance, the Company recorded a discount from beneficial conversion feature of $325,000 that is amortized over the life of the note using the effective interest method.

As of September 1, 2008 the Convertible Note was extended for an additional six months, under the same conditions.  The interest on the unpaid accrued interest as of September 1, 2008 increased from 10% to 12%.  On March 1, 2009 the Convertible Note was extended a second time until January 1, 2010.

JUNE 2008 9% CONVERTIBLE NOTES

The Company closed on a convertible debt financing (the “June 2008 Financing”) with four institutional investors from June 12, 2008 to September 30, 2008 for a total of Euros 2.60 million (approximately U.S. $4,036,000). The accrued interest on this amount was 57k€ (approximately U.S. $84,000) as of September 30, 2008.  The Company closed on  additional June 2008 Financings with seven institutional investors from October 6, 2008 to December 31, 2008 2008 for a total of Euros 2,213,102 (approximately U.S. $2,934,307).   The Company issued its convertible notes (the “Convertible Notes”) to the institutional investors (the “Lenders”) in connection with the June 2008 Financing. The Convertible Notes are convertible at $0.10 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Notes. The Convertible Notes accrue interest at 9% per annum and are due and payable on September 30, 2011 (the “Maturity Date”). All obligations of the Company under the Convertible Notes will be secured by security interests in all of the tangible and intangible fixed assets, including real estate, of the Company.
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

SILENT PARTNERSHIP LOANS - TBG

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

SUBORDINATED LOANS FROM RELATED PARTY

GAIA has received subordinated loans from Arch Hill, a related party, which totaled $3,627,000 and $6,272,000 as of September 30, 2008 and December 31, 2007. The loans bear cumulative interest at 6% per annum. Under the subordinated loan agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA.

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

The balance of $3,627,000 remains payable to Arch Hill after issuance of the Series C Preferred Stock, and is included in the Promissory Notes balance. As the conversion price is beneficial to Arch Hill at the time of the settlement agreement because the conversion price was below market on that date, a beneficial conversion discount was recorded on the remaining debt.

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

On March 25, 2009 the Company filed an Amendment to its Restated Certificate of Incorporation in which it increased the amount of authorized  shares of common stock to 3 billion shares. As part of this increase the Company will be able to convert the balance of the above described debt of $3,627,179 to Arch Hill into 190,172,300 shares of common stock.

PROMISSORY  NOTES – RELATED PARTY

Arch Hill Real Estate N.V. had over the period 2004 and 2005 billed an amount of $70,000 per month  as management fees to Gaia Holding BV. The amount was unpaid as per September 30, 2008 and is included in the  promissory notes  of $1,627,000 from Arch Hill, in which balance unpaid management fees and unpaid interest for the years 2004-2008 are included. The accrued interest related to the notes in 2008 was approximately $93,000.

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

Management plans to use a more aggressive pricing structure through price reductions to be able to address the market more aggressively in order to obtain larger volume contracts. This price reduction will have an impact on the valuation of the finished goods inventory which has been accounted for in the third quarter ended September 30, 2008. All proposals sent out prior to the third quarter were based on the Company’s pricing structure prior to any price reductions.

We have recently entered into a number of financing transactions (see Notes 8 and 10). From January to September 2008, we raised approximately $4 million in debt financing transactions and approximately $500,000 through the exercise by a holder of 40 million outstanding warrants.  We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities and debt financing. We believe that if we raise approximately $7 million in debt and equity financings, we would have sufficient funds to meet our needs for working capital and expansion capital expenditures over the next twelve months.  With these funds the Company will be able to expand the production capacity to approximately 20MWh per annum and to expand battery assembly activities in both the US and in Europe. After these investments the existing production facility in Nordhausen will not be able to expand even further. If after that the Company would like to extend the production capacity substantially it will need substantially more new capital to build this new facility. The ultimate location will be depended on the regional market needs and if any.

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

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of September 30, 2008, we had an accumulated deficit of approximately $135,132,000. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities and debt financing. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations in the future is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

IN ADDITION TO THE RISK FACTORS SET FORTH IN OUR FORM 10KSB FOR THE YEAR ENDED DECEMBER 31, 2007, INVESTORS SHOULD BE AWARE OF THE FOLLOWING RISKS:

•
WE HAVE A WORKING CAPITAL LOSS, WHICH MEANS THAT OUR CURRENT ASSETS ON SEPTEMBER 30, 2008 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES. We had a working capital deficit of approximately $13,354,000 at September 30, 2008, which means that our current liabilities exceeded our current assets on September 30, 2008. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.

•
WE HAVE SUBSTANTIAL INDEBTEDNESS AND ARE HIGHLY LEVERAGED. At September 30, 2008, we had total consolidated current indebtedness of approximately $20,402,000. The level of our indebtedness and related debt service requirements could negatively impact our ability to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. A substantial portion of our future cash flow from operations, if any, may be dedicated to the payment of principal and interest on our indebtedness. Our high leverage may also limit our flexibility to react to changes in business and may place us at a competitive disadvantage to less highly leveraged competitors. In addition, creditors who remain unpaid may initiate collection proceedings, which could hamper our operations due to our short-term cash needs or the effect on our assets subject to debt.

•
WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses of approximately $135,132,000 from inception to September 30, 2008, including approximately $6,220,000 of loss to common shareholders in the quarter ended September 30, 2008. We expect to incur substantial additional operating losses in the future. During the nine months ended September 30, 2008 and 2007, we generated revenues from product sales in the amounts of $3,602,000 and $2,024,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

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

•
WE FACE RISKS RELATED TO LATE SEC FILINGS.  The delay in the completion of the audit of the Company’s year end financial statements and reviews of the quarters’ financial statements for the fiscal years ending December 31, 2005 to date may lead to litigation claims and/or regulatory proceedings against us and may negatively impact our financing efforts. This delay also impacted our ability to trade our shares on the OTC Bulletin Board and we were delisted in 2006, although our shares continued to be traded and reported in the Pink Sheets Electronic Quotation Service. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing. We may not be able to effectuate our current business strategy. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

•
WE FACE RISKS RELATED TO LATE TAX FILINGS. The Company has filed its mandatory tax filings for the 2005 to 2007 fiscal years with the US Internal Revenue Service and  the Commonwealth of Pennsylvania Tax Department beyond their extended due dates.  Management believes that the potential liability to the Company is not significant since the Company reported significant losses for the respective years. Moreover, to the best of management’s knowledge, the Company does not believe that not filing tax returns late is a violation of any of its contractual covenants.

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

The Company entered into a Financial Advisory and Investment Banking Agreement with North Coast Securities Corporation (“North Coast”) dated February 1, 2006. Subsequent to the date of the Agreement North Coast asserted claims for unpaid compensation under the Agreement. Counsel for North Coast asserted a breach of contract claim against the Company seeking warrants to purchase 500,000 shares of Company common stock with an exercise price of $0.04 per share and $10,000 per month for the term of the Agreement for a total of $120,000. On December 31, 2007 a lawsuit was filed in Montgomery County against the Company in this matter. Management asserts that no services were rendered to satisfy any compensation. The Court has dismissed the case with prejudice on March 30, 2009. The Company was responsible for its own legal fees in this matter.

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

The Company closed on debt financings under the June 2008 Financing described herein with four institutional investors from June 12, 2008 to September 30, 2008  for a total of Euros 2.60 million (approximately U.S. $4,036,000, including 57,000 Euros) (approximately U.S. $84,000) of accrued interest.  The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Notes in this transaction. Issuance of the Convertible Notes were exempt from registration under Section 4(2) of the Securities Act. The Convertible Notes were issued to accredited investors in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed as part of this Report or incorporated herein by reference:

10.85	Asset Purchase Agreement dated August 23, 2008 between the Company and Porous Power Technologies, LLC (1)

10.86	Sublease Agreement dated August 15, 2008 between the Company and Porous Power Technologies, LLC (1)

10.87	Amendment dated September 11, 2008 to July 2007 Note (2)

10.88	Revised June 2008 Convertible Note (2)

10.89	Amendment dated March 1, 2009 to July 2007 Note (2)

31.1	Certification of Chief Executive Officer and Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

+	Exhibit filed herewith in this Report.

(1)        Incorporated by reference to LTC’s Form 10-Q for the quarter ended September 20, 2008

(2)        Incorporated by reference to LTC’s Form 10-K for the year ended December 31, 2008

(b)	Reports on Form 8K. During the quarter ended September 30, 2008, we filed the following Reports on Form 8-K:

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

LITHIUM TECHNOLOGY CORPORATION

Date: August 20, 2009	BY:	/s/ Theo M. M. Kremers
Theo M. M. Kremers
Chief Executive Officer
(Principal Executive Officer and Acting Principal Financial Officer)