Form 10-K/A
period 2008-12-31
LITHIUM TECHNOLOGY CORP
filed 2009-08-26
CIK 804154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A-1

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

As of August 19, 2009, the registrant had issued and outstanding 746,397,618 shares of common stock.

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

LITHIUM TECHNOLOGY CORPORATION

Date: August 21, 2009	BY:	/s/ Theo M.M. Kremers
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