Form 10-K/A
period 2008-12-31
LITHIUM TECHNOLOGY CORP
filed 2009-09-14
CIK 804154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A-2

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

Documents Incorporated by Reference:  None.

EXPLANATORY NOTE

This Amendment No.2 on Form 10-K/A ("Amendment No. 2") amends an Annual Report on Form 10-K of Lithium Technology Corporation (the "Company") for the year ended December 31, 2008 (the "Form 10-K"). This Amendment No. 2 is being filed for the purpose of correcting certain typographical errors.

1.
In the Notes to the Company's consolidated Financial Statements in the Form 10-K, Note 5 - Income Taxes on page F-18 of the Company's Form 10-K, "Less valuation allowance" under the column "Foreign" was reported to be $2,358,000, however, the correct number is $24,358,000. This typographical error did not affect any of the other figures reported in the financial statements of the Company.

2.
In the Company's Form 10-K, the "Consolidated Statements of Operations and Comprehensive Loss for the Year Ended December 31, 2008" contained a typographical error related to the amount shown for "Discount related to beneficial conversion feature of Preferred Stock". The amount showed, as filed, was $0. The correct amount is ($2,147,000). This typographical error caused the "Net Loss to Common Shareholders," the "Comprehensive Income (Loss)" and "Basic and diluted loss per share" reported in the Form 10-K to be incorrectly stated as ($6,414,000), ($5,549,000) and ($0.00), respectively.  The correct amount of the "Net Loss to Common Shareholders," the "Comprehensive Income (Loss)" and "Basic and diluted loss per share" is $(8,561,000), $(7,696,000) and ($0.01), respectively.

3.
The errors discussed in the prior paragraph caused the above noted figures to be incorrectly reported in two paragraphs of Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K which are hereby replaced:

"Net Loss to Common Shareholders

Net Loss to common shareholders was approximately $8,561,000 or $(0.01) per share for the year ended December 31, 2008 as compared to a net loss to common shareholders of $36,233,000 or $(0.03) for the year ended December 31, 2007."

"WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses from inception to December 31, 2008, including approximately $8,561,000 of net loss to common shareholders in the year ended December 31, 2008.  We expect to incur substantial additional operating losses in the future. During the years ended December 31, 2008 and 2007, we generated revenues from batteries sales and development contracts in the amounts of $4,167,000 and $2,609,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all. These conditions raise substantial doubt about our ability to continue as a going concern."

4.
This Amendment No. 2 does not attempt to modify or update any other disclosures set forth in the Company's Form 10-K. Additionally, this Amendment No. 2 is as of the filing date of the Form 10-K and does not update or discuss any other Company developments subsequent to the date of the Form 10-K.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION

Date: September 14, 2009	BY:	/s/ Theo M.M. Kremers
Theo M.M. Kremers, Chief Executive Officer (Principal Executive Officer & Principal Financial and Accounting Officer)