Form 10-Q
period 2009-03-31
LITHIUM TECHNOLOGY CORP
filed 2009-10-09
CIK 804154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________ to ________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 5, 2009, 1,734,752,199 shares of common stock.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009
INDEX

		Page
	PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance Sheets—March 31, 2009 (Unaudited) and December 31, 2008 (Audited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2009 (Unaudited) and March 31, 2008 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows—for the Three Months Ended March 31, 2009 (Unaudited) and March 31, 2008 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements—March 31, 2009 (Unaudited)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4T.	CONTROLS AND PROCEDURES	29

	PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	30

ITEM 1A.	RISK FACTORS	30

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	30

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30

ITEM 5.	OTHER INFORMATION	30

ITEM 6.	EXHIBITS	31

Index

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (unaudited)	December 31, 2008 (audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$417,000	$792,000
Accounts receivable	835,000	164,000
Inventories	1,503,000	2,623,000
Prepaid expenses and other current assets	428,000	173,000
Total current assets	$3,183,000	$3,752,000
Property and equipment, net	6,303,000	6,933,000
Related party receivables	200,000	274,000
Other assets	139,000	148,000
Total assets	$9,825,000	$11,107,000

LIABILITIES AND STOCKHOLDERS DEFICIT
CURRENT LIABILITIES:
Accounts payable	1,764,000	1,318,000
Accrued salaries	74,000	517,000
Accrued interest	1,152,000	954,000
Related parties debt	5,316,000	5,404,000
Current portion of long term debts	5,331,000	5,491,000
Other current liabilities and accrued expenses	1,128,000	1,136,000
Warrant liability	145,000	292,000
Total current liabilities	$14,910,000	$15,112,000

Long term debt	8,342,000	6,785,000

Total liabilities	$23,252,000	$21,897,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS DEFICIT

Total Preferred Stock Authorized 100,000,000
Convertible Preferred stock B, par value $.01 per share, authorized, issued and outstanding: 100,000 at March 31, 2009 and December 31, 2008	$1,000	$1,000
Convertible Preferred stock C, par value $.01 per share, authorized 300,000, issued and outstanding: 233,200 at March 31, 2009 and December 31, 2008	2,000	2,000
Common stock, par value $.01 per share, authorized - 3,000,000,000 at March 31, 2009 and 750,000,00 at December 31, 2008 ; issued and outstanding - 745,924,782 at March 31, 2009 and December 31, 2008	7,459,000	7,459,000
Additional paid-in capital	122,528,000	122,528,000
Cumulative translation adjustments	(3,410,000)	(3,307,000)
Accumulated deficit	(140,007,000)	(137,473,000)
Total stockholders deficit	$(13,427,000)	$(10,790,000)
Total liabilities and stockholders deficit	$9,825,000	$11,107,000

See accompanying notes to condensed consolidated financial statements.

Index

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
	(unaudited)	(unaudited)
REVENUES
Products and services sales	$1,322,000	$568,000

COSTS AND EXPENSES
Cost of goods sold	3,074,000	1,534,000
Engineering, research and development	158,000	740,000
General and administrative	721,000	1,632,000
Sales and marketing	128,000	97,000
Depreciation	46,000	90,000
Total costs and expenses	4,127,000	4,093,000
Income (Loss) from operations	(2,805,000)	(3,525,000)

OTHER INCOME (EXPENSE)
Warrant expense/change in fair value (income)	147,000	10,767,000
Interest expense, net of interest income	(280,000)	(128,000)
Interest expense related to amortization of discount on convertible debt	-	(3,698,000)
Currency exchange income (expense)	387,000	-
Other	17,000	105,000
Total other income (expense)	271,000	7,046,000
NET INCOME (LOSS)	$(2,534,000)	$3,521,000

Discount related to beneficial conversion feature of Preferred Stock	-	(2,147,000)
NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$(2,534,000)	$1,374,000
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	(106,000)	(253,000)
COMPREHENSIVE INCOME (LOSS)	$(2,640,000)	$1,627,000
Weighted average number of common shares outstanding:	1,593,027,896	1,492,335,034
Basic and diluted net (loss)/income per share	$(0.00)	$0.00

See accompanying notes to condensed consolidated financial statements.

Index

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008

CASH FLOW FROM OPERATING ACTIVITIES
Net Income / (Net loss)	$(2,534,000)	$3,521,000
Adjustments
Depreciation expense	205,000	275,000
Currency transaction loss (gain)	(387,000)	-
Warrant income/change in fair value	(147,000)	(10,767,000)
Interest expense beneficial conversion feature	-	3,698,000
(Increase)/decrease in assets
Inventories	887,000	(262,000)
Accounts receivable	(597,000)	223,000
Prepaid expenses and other assets	(22,000)	(38,000)
Increase/(Decrease) in liabilities
Accounts payable & accrued expenses	106,000	(96,000)
Other current liabilities	-	35,000
Net cash used in operating activities	(2,489,000)	(3,411,000)
CASH FLOW FROM INVESTING ACTIVITIES
Capital Expenditures	(15,000)	(416,000)
Net cash used in investing activities	(15,000)	(416,000)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	(24,000)	-
Proceeds from loans from related parties	71,000	-
Proceeds from issuance of convertible debt	1,870,000	6,000
Proceeds from exercise of warrants	-	512,000

Net cash provided by financing activities	1,917,000	518,000
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(587,000)	(3,309,000)
CURRENCY EFFECTS ON CASH AND CASH EQUIVALENTS	212,000	35,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	792,000	4,458,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$417,000	$1,184,000

See accompanying notes to consolidated financial statements.

Index

LITHIUM TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim periods. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s financial statements included in the Company’s Annual Report on Form 10-K as amended filed with the Securities and Exchange Commission for the year ended December 31, 2008. Operating results for the interim periods shown in this report are not necessarily indicative of the results for the full year.

Certain prior year amounts have been reclassified to conform to current year presentation.

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

Over the past several years, the Company has refocused its unique extrusion-based manufacturing process, cell technology, large battery assembly expertise and market activities to concentrate on large-format, high rate battery applications.  The Company’s commercialization efforts are focused on applying its lithium-ion rechargeable batteries in the transportation, national security and stationary power markets.

The Company’s operating plan seeks to minimize its capital requirements, but the expansion of its production capacity to meet increasing sales and refinement of its manufacturing process and equipment will require additional capital. The Company expects that operating and production expenses will increase significantly to meet increasing sales. For this reason the Company restructured its business in the third quarter of 2008, by abandoning its flat cell production activity and streamlining its cylindrical cell production in Nordhausen Germany. Going forward the US operations will assemble batteries to customer needs for the US market. Batteries for the EU (European Union) market will be assembled in Nordhausen Germany. During the first quarter of 2009 the Company was able to raise approximately $2.0 million in net proceeds in debt and equity financing (See Note 7). The Company is continuing to seek other financing initiatives and needs to raise additional capital to meet its working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities. The Company believes that if it raises approximately $7 million in debt and equity financings, it would have sufficient funds to meet its needs for working capital, repayment of debt, capital expenditures and expansion plans over the next twelve months.

Index

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

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2009, there have been no material changes to any of our significant accounting policies other than the changes related to implementation of EITF 07-05 as described below.

Recently Issued Accounting Standards

In June 2008, the FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, Accounting For Derivative Instruments and Hedging Activities” and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF 07-05 is effective as of the beginning of our 2009 fiscal year. The adoption of this EITF did not have material impact on the Company’s consolidated results of operations and financial condition.  See Note 7 Debt for discussion.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). Prior to SFAS 165, the authoritative guidance for subsequent events was previously addressed only in U.S. auditing standards. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles in the United States (“GAAP”) that provide different guidance on the accounting treatment for subsequent events or transactions. The Company will be adopting SFAS 165 for the period ended June 30, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162” (“SFAS 168”). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not believe that SFAS 168 will have a material effect on its consolidated results of operations or financial condition.

NOTE 4—INVENTORIES

Inventories primarily include raw materials and auxiliary materials required for the production process.

Inventories at March 31, 2009 and December 31, 2008 are made up of the following:

	March 31, 2009 (unaudited)	December 31, 2008 (audited)
Finished Goods	$712,000	$1,014,000
Work In Process	210,000	808,000
Raw Materials	581,000	801,000
	$1,503,000	$2,623,000

Index

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2009 and December 31, 2008 is summarized as follows:

	March 31, 2009 (unaudited)	December 31, 2008 (audited)
Land and buildings	$3,896,000	$3,910,000
Technical and laboratory equipment	7,653,000	8,352,000
Asset under construction and equipment deposit	266,000	285,000
Office equipment and other	744,000	1,244,000
Sub Total	12,559,000	13,791,000
Less: Accumulated depreciation and amortization	(6,256,000)	(6,858,000)
	$6,303,000	$6,933,000

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of March 31, 2009 is as follows:

	March 31, 2009 (unaudited)
	Foreign	Domestic	Total
Tax loss carry forwards	$24,896,000	$22,407,000	$47,303,000
Less valuation allowance	(24,896,000)	(22,407,000)	(47,303,000)
	$-	$-	$-

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

Index

NOTE 7—DEBT

	March 31, 2009 (unaudited)	December 31, 2008 (audited)
Current debt is summarized as follows:
Loans From Financial Institutions	$58,000	$82,000
Silent Partner loans-TBG	2,026,000	2,162,000
July 2007 10% Convertible Debenture	3,247,000	3,247,000
Sub total current debt	$5,331,000	$5,491,000
Related party debt
Subordinated loans from Archhill	$3,627,000	$3,627,000
Promisory note to Archhill	1,689,000	1,777,000
Sub total related party debt	$5,316,000	$5,404,000
Long term debt
June 2008, 9% Convertible Note	$8,272,000	$6,785,000
9% Related party convertible debenture	70,000	-
Sub Total Long term debt	$8,342,000	$6,785,000
Warrant liability	145,000	292,000
Total debt	$19,134,000	$17,972,000

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $58,000 and $82,000 as of March 31, 2009 and December 31, 2008, respectively, that are collateralized by the assets of the Company and bear European commercial standard rates which were 7% and 7% as of March 31, 2009 and December 31, 2008, respectively.

SILENT PARTNERSHIP LOANS

Technology-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan, which bears interest at 6% per annum. The total amount payable to TBG under the Partnership Agreements at March 31, 2009 and December 31, 2008 was $2,026,000 and $2,162,000, respectively.  TBG is entitled to receive an annual 12% share in profits related to its contributions under the TBG Partnership Agreement.  The TBG Partnership Agreement provides that should GAIA receive additional injections of capital in the course of further financing rounds, TBG shall adjust its profit sharing to the capital ration applicable at such time. Management believes that based upon subsequent equity received by GAIA that the present profit sharing that TBG is entitled to under the Agreement is approximately 4.4%. Management further believes that it is unlikely that TBG will receive any profit sharing under the Partnership Agreement at any time in the near future.

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

GAIA is negotiating with TBG to convert the TBG Partner Agreement into a long term loan bearing an interest rate of 6% per annum, including a repayment schedule. See Note 14 – Subsequent Events for further discussion.

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

JULY 2007 10% CONVERTIBLE DEBENTURE

On July 11, 2007, the European Subsidiaries Debt and accrued interest was satisfied with the payment of €6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,000 (the “Convertible Note”). The Convertible Note is convertible into shares of Company common stock at $0.10 per share. The Convertible Note accrues interest at 10% per annum and was due and payable on September 1, 2008. The Company has the right to repay the Convertible Note at any time prior to maturity without penalty. The Convertible Note will be secured by 90 million shares of Company common stock. As of March 31, 2009 and December 31, 2008, $3,247,000 was outstanding under the convertible debenture net of debt discount of $0. As of March 31, 2009 and December 31, 2008, accrued interest of approximately $583,000, and $492,000, respectively, was outstanding under the Convertible Note. Upon issuance, the Company recorded a discount from beneficial conversion feature of $325,000 that was amortized over the original term of the note using the effective interest method. Interest expense related to the amortization of the discount from the beneficial conversion feature was $0 and $71,000 for the three months ended March 31, 2009 and March 31, 2008, respectively.

Index

As of September 1, 2008 the debenture has been extended for an additional six months, under the same conditions. The interest rate on the unpaid accrued interest as of September 1, 2008 was increased from 10% to 12%.  On March 1, 2009 the maturity of the note was extended until January 1, 2010 under the same conditions as the first extension.

SUBORDINATED LOANS FROM ARCH HILL

On February 28, 2008, the Company and GAIA executed a Debt Settlement Agreement with Arch Hill Ventures N.V., Arch Hill Real Estate N.V. and Arch Hill Capital N.V. (collectively, the “Debt holders”). Pursuant to the Agreement $5,773,707 of debt owed by LTC and GAIA to the Debt holders was settled. LTC agreed to issue to Arch Hill Capital N.V. 302,714,400 shares of LTC common stock in full and complete settlement of the Debt (the “Debt Settlement”). In the Agreement, Arch Hill Capital agreed that for a two year period it will not, directly or indirectly, without the prior written consent of LTC issue, offer, agree or offer to sell, sell, grant an option for the purchase or sale of, transfer, pledge, assign, hypothecate, distribute or otherwise encumber or dispose of the shares.

As described above, the Company agreed to issue 302,714,400 common stock shares, but because the Company did not have enough shares of common stock authorized, the Company issued 45,016.84 Series C Preferred Stock in lieu of issuing 112,542,100 shares of common stock for partial debt settlement.

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

On March 25, 2009 the Company filed an Amendment to its Restated Certificate of Incorporation in which it increased the amount of authorized common shares to 3 billion. As part of this increase the Company will be able to convert the balance of the above described debt to Arch Hill into 190,172,300 shares of common stock.  In September 2009 the balance of the outstanding debt to Arch Hill was converted into 190,172,300 shares of Company common stock.  See Note 14 – Subsequent Events.

PROMISSORY NOTE TO ARCHHILL

Arch Hill Real Estate N.V. had over the period 2004 and 2005 billed an amount of $70,000 per month as management fees to Gaia Holding BV. The amount was unpaid as of March 31, 2009 and December 31, 2008 and is included in promissory notes. The total amount was  $1,689,000 and $1,777,000 as of March 31, 2009 and December 31, 2008 respectively. The loans bear cumulative interest at 6% per annum. Under the subordinated loan agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA.

Index

Interest accrued during the period from January 1, 2009 to March 31, 2009  in the amount of $25,000 was added to the outstanding principal amount.

JUNE 2008 9% CONVERTIBLE NOTES

The Company closed on a debt financing (the “June 2008 Financing”) by issuing convertible notes (“Convertible Notes”) to fifteen institutional investors from June 12, 2008 to March 31, 2009 (the “Lenders”) for a total of Euros 6.2 million (approximately U.S. $8,272,000). The Convertible Notes were convertible at $0.10 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Notes. In March 2009 the Board of Directors of the Company, approved a reduction of the conversion price of the Convertible Notes to $0.07 per share. This reduction applies to all holders of Convertible Notes. The Convertible Notes accrue interest at 9% per annum and are due and payable on September 30, 2011 (the “Maturity Date”). As of March 31, 2009 and December 31, 2008, Euros 261,000 (approximately $341,000) and Euros 139,000 (approximately $204,000) was accrued in interest for these notes, respectively.  All obligations of the Company under the Convertible Notes will be secured by security interests in all of the tangible and intangible assets, including real estate, of the Company.

In April 2009, the Company received confirmation from one of the investors that the terms and conditions of the June 2008 9% convertible loan will apply to the loan of EUR 100,000 which was originally granted as a bridge loan in 2008. The amount of EUR 100,000 is included in the balance of the June 2008 9% as of both March 31, 2009 and December 31, 2008.

Based upon the decreased conversion price and under assumption that all note holders would voluntarily choose to convert into shares, the Note principal and accrued interest, would convert into 131,282,336 common shares as of March 31, 2009.

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

The Convertible Notes provide that in the event of the receipt by the Company or any of its subsidiaries of any proceeds from any “Asset Sale” or “Insurance/Condemnation Award”, the Company shall apply within thirty (30) Business Day after the receipt thereof the net after-tax proceeds to pay in cash the principal and all accrued but unpaid interest hereunder. “Asset Sale” means any sale, transfer, conveyance or other disposition by the Company or any of its subsidiaries of any of its property or assets, other than the sale of inventory in the ordinary course of business. “Insurance/Condemnation Award” means the receipt by the Company or any of its subsidiaries of any proceeds received under any casualty insurance polity maintained by or for the benefit of the Company or any of its subsidiaries or as a result of the taking of any assets of the Company or any of its subsidiaries pursuant to the power of eminent domain or condemnation.

9% RELATED PARTY CONVERTIBLE DEBENTURE

The Company closed on a convertible debt financing with Arch Hill (the “Lender”) from March 1, 2009 to March 31, 2009 for a total of Euros 50,000 (approximately U.S. $70,000). The Company issued its convertible debenture (the “Convertible Debenture”) to the Lender in connection with this March 2009 Financing. The Convertible Debenture is convertible at $0.07 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Debenture. The Convertible Debenture accrues interest at 9% per annum and is due and payable on September 30, 2011 (the “Maturity Date”). The Company is in the process of finalizing this debt agreement whose terms will be consistent with the terms of the June 2008 9% Convertible Notes.

Index

WARRANT LIABILITY

The Company adopted EITF 07-05 effective January 1, 2009. The adoption of EITF 07-5 affects the requirements of accounting for warrants and many convertible instruments that have provisions that protect holders from a decline in the stock price (or “down round” provisions). Warrants with such provisions are not considered indexed to the Company’s stock and if they meet other derivative instrument criteria would be considered derivative instruments.

Down-round provisions reduce the exercise or conversion price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise or conversion price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. The Company evaluated whether warrants to acquire the Company’s common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option.

The warrant issued to Arch Hill, in conjunction with the October 2005 Arch Hill Debt Exchange, and warrant issued to Portfolio Lenders II, LLC, in conjunction with the December 6, 2005 convertible note, contain down-round adjustment provisions. The Company concluded that such a triggering event was not based on an input to the fair value of “fixed-for-fixed” option and therefore is not considered indexed to the Company’s own stock. The Arch Hill warrant also contains a net settlement provision, and because it contains both characteristics, is accounted for as a derivative in accordance with SFAS No. 133. The Portfolio Lenders II, LLC warrant does not contain a net settlement provision. In accordance with EITF 07-5, the Company recognizes both the Arch Hill and the Portfolio Lenders II, LLC warrants as a liability at the fair value on each reporting date. These warrants were classified as liability in prior periods due to lack of sufficient authorized shares of common stock that would have to be issued in the event of exercise.  Although the Company has increased the authorized shares of common stock to be issued to allow conversion of all warrants and convertible instruments, warrants with down-round provisions will remain classified as liabilities at their fair value.  The Company measured the fair value of these warrants as of March 31, 2009 to be $145,000, and recorded other income of $147,000 resulting from the reduction of the liability associated with fair value changes of the warrants as of March 31, 2009. The Company determined the fair values of these securities using the Black-Scholes valuation model with the following assumptions:

Number of warrants 4,205,262
Exercise price $ .0201
Fair value of warrants $145,000
Volatility 125.02%-126.28%
Risk-free interest rate 3.76%
Expected dividend yield 0%
Expected warrant life 5 years

The Company reclassified to equity 6,158,135 warrants which were previously classified as a liability as of the date that the Company’s increase of authorized number of common shares to be issued was effective as these warrants do not contain down-round provisions and no longer meet criteria for liability classification. There was no material impact on the Company’s consolidated results of operations and financial condition as a result of reclassification of these warrants.

Recurring Level 3 Activity and Reconciliation
The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial liabilities categorized as Level 3 as of March 31, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Warrant liability:
Balance as of January 1, 2009 $ 292,000
Decrease in fair value of warrants (147,000)
Balance as of March 31, 2009 $145,000

Index

NOTE 8—COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

The Company was leasing a 12,400 square foot facility at 5115 Campus Drive in Plymouth Meeting, Pennsylvania pursuant to a Lease Agreement with PMP Whitemarsh Associates dated July 22, 1994, as amended. The facility was being leased under a one-year lease extension that commenced on April 1, 2008 and ended on March 31, 2009. The base annual rent under this lease agreement was $160,000. LTC did not extend the lease after March 31, 2009. In August 2008 the Company signed an Asset Purchase Agreement with Porous Power Technologies and a Sublease Agreement with Porous Power Technologies. At the facility, the Company sold some of the assets to Porous Power Technologies, the others which could be of use to the Company at its manufacturing facility in Nordhausen, Germany were shipped from Plymouth Meeting to Nordhausen, Germany. Porous Power Technologies was a sub-tenant to the Company at the Company’s Plymouth Meeting facility from August 2008 until March 31, 2009. Porous Power Technologies signed a lease agreement for the Plymouth Meeting facility on April 1, 2009. The Company signed a six month sublease agreement on April 1, 2009 with Porous Power Technologies of a total rent of $42,000 ($7,000 per month), with the possibility to extend the sublease for 3 month periods. This facility has sufficient space to meet the Company’s near-term needs in the United States.  The Company’s corporate headquarters are located at the Plymouth Meeting, Pennsylvania facility.

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

NOTE 9—STOCKHOLDERS EQUITY

AUTHORIZED SHARES

Prior to March 25, 2009, the Company was authorized to issue 750 million shares of the common stock and 100 million shares of preferred stock. Of the 100 million authorized shares of preferred stock, the Company designated 1,000 shares as Series A Convertible Preferred Stock, which the Company delivered to an investor in the private placement of A Units which concluded in January 2005 and have subsequently been converted into the Company’s common stock. Additionally, the Company designated 100,000 shares of Series B Convertible Preferred Stock which the Company delivered to Arch Hill Capital in connection with a debt exchange in October 2005 which are outstanding as of March 31, 2009 and December 31, 2008. Additionally, the Company designated 300,000 shares of Series C Convertible Preferred. As of March 31, 2009 and December 31, 2008, 233,200 shares of Series C were outstanding,.

Index

On March 25, 2009, the Company filed an Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, to increase the number of authorized shares of the Company’s common stock to 3,000,000,000 shares (the “Authorization Date”).   The amendment of the Company’s Restated Certificate of Incorporation to reflect the increase was approved by the Company’s Board of Directors and the holders of a majority of the Company’s common stock in October 2008.  An information statement describing the amendment was mailed to stockholders on February 10, 2009 and the information statement became effective on March 2, 2009.   The increase in the number of authorized shares of common stock is needed in order for the Company to have an adequate reserve of common stock available for issuance upon conversion of existing convertible securities and exercise of outstanding options and warrants and to satisfy certain commitments to issue common stock.

SERIES B PREFERRED STOCK

The Company has authorized and outstanding 100,000 shares of Series B Convertible Preferred Stock, which were issued on November 14, 2005. The shares of Series B Convertible Preferred Stock are not entitled to receive dividends in shares of the Company’s common stock. The 100,000 shares of convertible preferred stock are convertible into an aggregate of 264,103,114 shares of common stock within 12 month after the date that sufficient  shares of common stock are available.  The Series B Preferred stockholders have voting rights equal to 264,103,114 shares of common stock.

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

In September 2009 the outstanding 100,000 shares of Series B Convertible Preferred Stock were converted into 264,103,114 shares of Company common stock.  See Note 14 – Subsequent Events.

SERIES C CONVERTIBLE PREFERRED STOCK

The Company designated 300,000 of the Company’s authorized preferred stock as Series C Preferred Stock in November 2006 and issued 254,983.16 of such shares in private placement transactions in 2006 and 2007 and in February 2008, the Company and Arch Hill which is approximately 64% beneficial owner of the Company, settled $2,146,529 of Arch Hill’s outstanding debt by issuing 45,016.84 shares of Series C Preferred Stock.

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

Index

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

In September 2009 the Company instructed the transfer agent to convert the outstanding 233,200 shares of Series C Preferred Stock into 583,000,000 shares of Company common stock.  See Note 14 – Subsequent Events.

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

Index

Geographic information is as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Revenues
Domestic Operations	$707,000	$105,000
European Operations	615,000	463,000
	$1,322,000	$568,000

	March 31, 2009	December 31, 2008
Long-lived assets, net
Domestic Operations	$3,000	$3,000
European Operations	6,300,000	6,930,000
	$6,303,000	$6,933,000

NOTE 11—NET INCOME/LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share. The Company made such determination because: 1) Arch Hill Capital, which controls the Company, has the ability to authorize the necessary shares for conversion; 2)  the preferred shares have no significant preferential rights above the common shares; and 3) the preferred shares will automatically convert at a later date upon proper share authorization. As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Series B Preferred Stock	264,103,114	264,103,114
Series C Preferred Stock	583,000,000	587,973,405
Common Stock	745,924,782	640,258,515
Total	1,593,027,896	1,492,335,034

Due to net loss in the period ended March 31, 2009 the effect of the potential common shares resulting from convertible promissory notes payable, stock options and warrants were excluded, as the effect would have been anti-dilutive.   As of March 31, 2008, there were 253,442,431 of potential common shares resulting from convertible promissory notes payable, stock options, warrants and grants that are considered to be “In-the-money”. The potential dilutive effect of these additional shares to the earnings per share (“EPS”) is insignificant due to the large number of weighted average shares outstanding used in the calculation of the EPS.

As of March 31, 2009 there are 23,312,235 warrants outstanding with a weighted average exercise price of $1.280.

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

Index

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

The Mulder Consulting Agreement with Fred J. Mulder, the co-chairman of the Board of the Company, provides for Mr. Mulder to spend approximately 32 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of U.S. $4,167.
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

The OUIDA Consulting Agreement provides for Theo Kremers, an employee of OUIDA Management Consultancy B.V. and a  director, the Chief Executive Officer and the acting Chief Financial Officer of the Company, to spend approximately 160 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of Euros 20,820 (approximately US $30,000 as of the date of the agreement).

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

Effective October 15, 2008, after the resignation of the Chief Financial Officer of the Company Theo M.M. Kremers assumed the task as Acting Chief Financial Officer.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

The amount of cash paid for interest for the three months ended March 31, 2009 was $23,000 and $23,000, respectively.

There were no significant non-cash transactions for the three month period ended March 31, 2009.

Index

The amount of cash paid for interest for three months ended March 31, 2009 and March 31, 2008 was $23,000 and $23,000 respectively.

For the period ended March 31, 2008:
On February 28, 2008, the Company and GAIA executed a Debt Settlement Agreement with Arch Hill Ventures N.V., Arch Hill Real Estate N.V. and Arch Hill Capital N.V. (collectively, the “Debt holders”). Pursuant to the Agreement $5,773,707 of debt owed by LTC and GAIA to the Debt holders was settled. LTC agreed to issue to Arch Hill Capital N.V. 302,714,400 shares of LTC common stock in full and complete settlement of the Debt (the “Debt Settlement”).  See Note 7 for further detail.

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

NOTE 14—SUBSEQUENT EVENTS

June 2008 9% Convertible Notes

The Company closed on additional debt financings under the June 2008 Financing described herein (see Note 7) with four institutional investors from April 6, 2009 to June 29, 2009 for a total of Euros 837,000 (approximately U.S. $1,134,000).

9% Related Party Convertible Debenture

The Company closed on additional debt financing under the 9% Related Party debenture to Arch Hill from April 9, 2009 to July 13, 2009 for a total of Euros 982,000 (approximately U.S. $1,341,000).

Silent Partnership Loans - TBG

GAIA has been negotiating with TBG to convert the TBG Partner Agreement into a long term loan bearing an interest rate of 6% per annum, including a repayment schedule. In July 2009 GAIA management and TBG were able to reach an agreement regarding the repayment of the outstanding principal amount. The outstanding principal amount will be repaid over a period of 3 years, resulting in a payment of €125,000 per quarter, with the first payment on September 30, 2009. The interest to be paid on the unpaid balance will be 6.78% per annum. The interest will be paid bi-annually on September 30 and March 31 every year. The non-recurrent remuneration has been lowered to 40% of the invested amount, at the end of the repayment of the principal amount. Whether this non-recurrent remuneration will become payable will be dependent on the financial conditions of GAIA at the end of the repayment period.  Management does not believe that this amount will become payable due to the current financial condition of GAIA.  As such , no amounts relating to the remuneration have been accrued at this time.

Consulting Agreements

On September 25, 2009 the Company entered into a consulting agreements with each of Steenbergh Management B.V. (the “Steenbergh Consulting Agreement”), FMSUD Consultancy B.V. (the “FMSUD Consulting Agreement”), and OUIDA Management Consultancy B.V. (the “OUIDA Consulting Agreement”), (collectively, the “Consulting Agreements”).

Each of the Consulting Agreements has a term until December 31, 2010 and may be terminated on 60 days written notice.  Each Consulting Agreement provides that the Consultant will consult with the directors, officers and employees of the Company concerning matters relating to the management and organization of the Company, its financial policies, the terms and conditions of employment of the Company’s employees, and generally any matter arising out of the business affairs of the Company.

The Steenbergh Consulting Agreement, provides for Mr. van den Berg, an employee of Steenbergh, the Chief Executive of Arch Hill Capital and the Co-Chairman of the Board of the Company, to spend a minimum of 32 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of Euros 4,167.

The FMSUD Consulting Agreement provides for Mr. Mulder, an employee of FMSUD and the Co-Chairman of the Board of the Company, to spend a minimum of 32 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of Euros 4,167.

The OUIDA Consulting Agreement provides for Mr. Kremers, an employee of OUIDA Management Consultancy B.V. and the Chief Executive Officer, acting Chief Financial Officer and a director of the Company, to spend a minimum of 160 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of Euros 20,820.

Index

Other

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

On September 14, 2009 the Company instructed its transfer agent to convert 100,000 of its outstanding Series B Preferred Stock into 264,103,114 shares of common stock and 233,200 of its outstanding Series C Preferred Stock into 583,000,000 shares of common stock. On September 14, 2009 the Company also issued the balance of the February 2008 debt exchange of $3,627,000 into 190,172,300 shares of common stock. On September 18, 2009 the Company issued 1,000,000 shares of its common stock to both Dr. Klaus Brandt and Amir Elbaz as part of the November 2007 approved management compensation and 1,500,000 shares of its common stock to Amir Elbaz as part of the November 2008 termination agreement. On September 18, 2009 the Company also issued the 16,666,667 shares of common stock to Fidessa as part of the August 2007 Consulting Agreement, which has been amended in June 2008. After the issuances of the foregoing shares, the number of shares of Company Common Stock will be 1,803,839,699. As of September 30, 2009, all of the foregoing shares have been issued other than 69,087,500 shares of Common Stock issuable to the holders of 27,635 shares of Series C Preferred Stock, which have been undeliverable.

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

Index

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO
THREE MONTHS ENDED MARCH 31, 2008

REVENUES FROM PRODUCTS SALES increased to $1,322,000 or 133% in the three months ended March 31, 2009 from $568,000 in the same period in 2009. The increase in sales is attributed to increased sales efforts and fruition of some projects the Company is involved with. As we are still an initial manufacturing stage enterprise, our mission continues to be to become a leading manufacturer of rechargeable lithium power solutions for advanced national security, transportation and stationary power applications. Through increased sales efforts the Company has been successful in increasing the order backlog substantially and the Company is focusing on the increase of its production volumes in order to meet the backlog demand. The production process for cells has been analyzed and optimized to ensure that it is conducive to a substantial increase in production volume. However, the need for working capital currently limits the Company to increase production volume and its sales.

COST OF GOODS SOLD was $3,074,000 and $1,349,000 for the three months ended March 31, 2009 and 2008, respectively. The increase in the cost of goods sold is a result of the increase of the production volume and due to a revaluation of the Work in Process.  We continue to look for cheaper sources of raw materials and more efficient production processes. We anticipate relative costs to decline substantially as we achieve larger economies of scale. As our production volumes increases economy of scale will  help to decrease the cost of goods sold per cell, both the costs of raw material as well as the direct costs like labor contributed per cell. The productivity per employee will increase and the general costs will in absolute sense not increase or decrease but will be allocated to more cells produced.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES during the three months ended March 31, 2009 decreased by 79% to $159,000 from $740,000 in the same period in 2008. These expenses are primarily derived from our advancement of technology in large high rate battery applications. These expenses also relate to material consumed in the continued refinement of production process, as well as engineering and development time dedicated to advancement of manufacturing processes as well as time associated with the installation of new production equipment. The decrease is a result of streamlining actions taken by the Company to focus the Company on sales and production rather than on engineering, research and development.

GENERAL AND ADMINISTRATIVE EXPENSES during the three months ended March 31, 2009 decreased by 56% to $721,000 from $1,632,000 in the same period in 2008. This decrease reflects our efforts to streamline the Company. The decrease in costs was mainly due to the Company consolidating certain existing consulting agreements which resulted in a reduction of costs of $800,000 for the period ended March 31, 2009 as compared to the same period in the prior year. As a result several overlaps or activities which were undertaken in both the US and in Europe were taken out of  the G&A expenses.

SALES AND MARKETING EXPENSES were $128,000 for the three months ended March 31, 2009, an increase of 32% from the same period in 2008. The increase in this expense is due to increased sales efforts of the Company to increase production volume and revenue.

DEPRECIATION AND AMORTIZATION during the three months ended March 31, 2009 decreased by 49% to $46,000 from $90,000 in the same period in 2008. The majority of the depreciation of production equipment is reflected in cost of goods sold and due to increased production volumes the allocated amount to cost of goods sold has increased as well.

INTEREST EXPENSE, NET OF INTEREST INCOME Interest expense, net of interest income for the three months ended March 31, 2009 increased by 119% to $280,000 from $128,000 in the same period in 2008. The increase is mainly a result of the increased debt financing instruments the Company entered into in 2008 - in particular the June 2008, 9% convertible note.

WARRANT INCOME/EXPENSE The Company recognized a gain from changes in fair value of warrants in the amount of $147,000 for the three month period ended March 31, 2009, as compared to a gain of $10,767,000 in the three month period ended March 31, 2008. Warrants classified as liabilities are marked to market every reporting period using Black-Scholes valuation model. Fluctuations resulting from the valuation of the warrants’ liability are reflected in the Statement of Operations.

Index

INTEREST EXPENSE RELATED TO BENEFICIAL CONVERSION FEATURE Charge for beneficial conversion feature was $0 and $3,698,000, respectively, in the three months periods ended March 31, 2009 and March 31, 2008.  For more information concerning this, refer to the Notes to Financial Statements contained herein.

NET (LOSS) TO COMMON SHAREHOLDERS was $(2,534,000) or $(0.00) per share for the three months ended March 31, 2009 as compared to a profit of $ 1,374,000 or $0.00 per share for the three months ended March 31, 2008.

ACCUMULATED DEFICIT Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next few years. As of March 31, 2009, our accumulated deficit was $140,007,000.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

On March 31, 2009 and December 31, 2008, cash and cash equivalents were $417,000 and $792,000, respectively. Total liabilities on March 31, 2009 and December 31, 2008 were $23,252,000 and $21,897,000, respectively.  On March 31, 2009 and December 31, 2008, assets included $1,503,000 and $2,623,000 in inventories, net property and equipment of $6,303,000 and $6,933,000, and prepaid expenses and other assets of $428,000 of $173,000, respectively. As of March 31, 2009, our working capital deficit was $11,727,000 as compared to $11,360,000 on December 31, 2008. We expect to incur decreasing operating losses as we continue our commercialization efforts. These efforts will increase sales and due to efforts to decrease raw material prices and stringent cost calculation of cells, the contribution of the sales increase will be positive and therefore decrease the operating losses going forward. By decreasing the relative cost of the cells the operating losses will be decreased even faster. The ability to finance our need for working capital will determine whether the Company will be able to increase production volumes. If the Company is not able to obtain working capital and purchase raw materials, any production standstill due to the shortage of raw materials immediately results in operating losses.

Our debt and other liabilities as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009 (unaudited)	December 31, 2008 (audited)
Current debt is summarized as follows:
Loans From Financial Institutions	$58,000	$82,000
Silent Partner loans-TBG	2,026,000	2,162,000
July 2007 10% Convertible Debenture	3,247,000	3,247,000
Sub total current debt	$5,331,000	$5,491,000
Related party debt
Subordinated loans from Archhill	$3,627,000	$3,627,000
Promisory note to Archhill	1,689,000	1,777,000
Sub total related party debt	$5,316,000	$5,404,000
Long term debt
June 2008, 9% Convertible Note	$8,272,000	$6,785,000
9% Related party convertible debenture	70,000	-
Sub Total Long term debt	$8,342,000	$6,785,000
Warrant liability	145,000	292,000
Total debt	$19,134,000	$17,972,000

For more detailed information on our debt and other liabilities, see Note 7 to our financial statements contained herein.

Index

FINANCING TRANSACTIONS

We have financed our operations since inception primarily through equity and debt financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives.  From January to March 2009, we raised approximately $1.95 million in debt financing transactions.   We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities. No assurances can be given that such financing will be available in sufficient amounts or at all. If such financing is not available there can be no assurance that Arch Hill Capital or any other major shareholder will provide any further funding.

The following is a general description of our existing debt and equity financing transactions.  See also the Notes to Consolidated Financial Statements included with this Report.

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $58,000 and $82,000 as of March 31, 2009 and December 31, 2008, respectively, that are collateralized by the assets of the Company and bear European commercial standard rates .

SILENT PARTNERSHIP LOANS- TBG

Technology-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan, which bears interest at 6% per annum. The total amount payable to TBG under the Partnership Agreements at March 31, 2009 and December 31, 2008 was $2,026,000 and $2,162,000, respectively.  TBG is entitled to receive an annual 12% share in profits related to its contributions under the TBG Partnership Agreement.  The TBG Partnership Agreement provides that should GAIA receive additional injections of capital in the course of further financing rounds, TBG shall adjust its profit sharing to the capital ration applicable at such time. Management believes that based upon subsequent equity received by GAIA that the present profit sharing that TBG is entitled to under the Agreement is approximately 4.4%. Management further believes that it is unlikely that TBG will receive any profit sharing under the Partnership Agreement at any time in the near future.

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

GAIA is negotiating with TBG to convert the TBG Partner Agreement into a long term loan bearing an interest rate of 6% per annum, including a repayment schedule. In July 2009 GAIA management and TBG were able to reach an agreement regarding the repayment of the outstanding principal amount. The outstanding principal amount will be repaid over a period of 3 years, resulting in a payment of €125,000 per quarter, with the first payment on September 30, 2009. The interest to be paid on the unpaid balance will be 6.78% per annum. The interest will be paid bi-annually on September 30 and March 31 every year. The non-recurrent remuneration has been lowered to 40% of the invested amount, at the end of the repayment of the principal amount. Whether this non-recurrent remuneration will become payable will be dependant on the financial conditions of GAIA at the end of the repayment period.

JULY 2007 10% CONVERTIBLE DEBENTURE

On July 11, 2007, the European Subsidiaries Debt and accrued interest was satisfied with the payment of €6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,000 (the “Convertible Note”). The Convertible Note is convertible into shares of Company common stock at $0.10 per share. The Convertible Note accrues interest at 10% per annum and was due and payable on September 1, 2008. The Company has the right to repay the Convertible Note at any time prior to maturity without penalty. The Convertible Note will be secured by 90 million shares of Company common stock. As of March 31, 2009 and December 31, 2008, $3,247,000 was outstanding under the convertible debenture net of debt discount of $0. As of March 31, 2009 and December 31, 2008, accrued interest of $583,000, and $492,000, respectively, was outstanding under the Convertible Note. Upon issuance, the Company recorded a discount from beneficial conversion feature of $325,000 that was amortized over the original term of the note using the effective interest method.

As of September 1, 2008 the debenture has been extended for an additional six months, under the same conditions. The interest rate on the unpaid accrued interest as of September 1, 2008 was increased from 10% to 12%.  On March 1, 2009 the note has been extended a second time until January 1, 2010 under the same conditions as the first extension.

Index

SUBORDINATED LOANS FROM ARCH HILL

On February 28, 2008, the Company and GAIA executed a Debt Settlement Agreement with Arch Hill Ventures N.V., Arch Hill Real Estate N.V. and Arch Hill Capital N.V. (collectively, the “Debt holders”). Pursuant to the Agreement $5,773,707 of debt owed by LTC and GAIA to the Debt holders was settled. LTC agreed to issue to Arch Hill Capital N.V. 302,714,400 shares of LTC common stock in full and complete settlement of the Debt (the “Debt Settlement”). In the Agreement, Arch Hill Capital agreed that for a two year period it will not, directly or indirectly, without the prior written consent of LTC issue, offer, agree or offer to sell, sell, grant an option for the purchase or sale of, transfer, pledge, assign, hypothecate, distribute or otherwise encumber or dispose of the shares.

As described above, the Company agreed to issue 302,714,400 common stock shares, but because the Company did not have enough shares of common stock authorized, the Company issued 45,016.84 Series C Preferred Stock in lieu of issuing 112,542,100 shares of common stock for partial debt settlement.

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

On March 25, 2009 the Company filed an Amendment to its Restated Certificate of Incorporation in which it increased the amount of authorized common shares to 3,000,000,000. As part of this increase the Company will be able to convert the above mentioned debt to Arch Hill into 190,172,300 shares of common stock.  In September 2009 the balance of the outstanding debt to Arch Hill was converted into 190,172,300 shares of Company common stock.

PROMISSORY NOTE TO ARCHHILL

GAIA has received subordinated loans from Arch Hill, a related party, which totaled $1,689,000 and $1,777,000 as of March 31, 2009 and December 31, 2008. The loans bear cumulative interest at 6% per annum. Under the subordinated loan agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA. Interest accrued during the period from January 1, 2009 to March 30, 2009  in the amount of $25,000 was added to the outstanding principal amount.

Index

JUNE 2008 9% CONVERTIBLE NOTES

The Company closed on a debt financing (the “June 2008 Financing”) by issuing convertible notes (“Convertible Notes”) to fifteen institutional investors from June 12, 2008 to March 31, 2009 (the “Lenders”) for a total of Euros 6.2 million (approximately U.S. $8,272,000). The Convertible Notes were convertible at $0.10 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Notes. In March 2009 the Board of Directors of the Company, approved a reduction of the conversion price of the Convertible Notes to $0.07 per share. This reduction applies to all holders of Convertible Notes. The Convertible Notes accrue interest at 9% per annum and are due and payable on September 30, 2011 (the “Maturity Date”). As of March 31, 2009 and December 31, 2008, Euros 261,000 (approximately $341,000) and Euros 139,000 (approximately $204,000) was accrued in interest for these notes, respectively.  All obligations of the Company under the Convertible Notes will be secured by security interests in all of the tangible and intangible fixed assets, including real estate, of the Company.

In April, 2009 the Company received confirmation from one of the investors that the terms and conditions of the June 2008 9% convertible loan will apply to the loan of EUR 100,000 which was originally granted as a bridge loan in 2008. The amount of EUR 100,000 is included in the balance of the June 2008 9% convertible note.

Based upon the decreased conversion price and under assumption that all note holders would voluntarily choose for a conversion into shares, the Note principal and accrued interest, would convert into 131,282,336 common shares on March 31, 2009.

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

9% RELATED PARTY DEBENTURE

The Company closed on a convertible debt financing with Arch Hill from March 1, 2009 to March 31, 2009 (the “Lender”) for a total of Euros 50,000 (approximately U.S. $70,000). The Company issued its convertible notes (the “Convertible Notes”) to the Lenders in connection with this March 2009 Financing. The Convertible Notes are convertible at $0.07 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Notes. The Convertible Notes accrue interest at 9% per annum and are due and payable on September 30, 2011 (the “Maturity Date”).

WARRANT LIABILITY

The Company adopted EITF 07-05 effective January 1, 2009. The adoption of EITF 07-5 affects the requirements of accounting for warrants and many convertible instruments that have provisions that protect holders from a decline in the stock price (or “down-round” provisions). Warrants with such provisions are not considered indexed to the Company’s stock and if they meet other derivative instrument criteria would be considered derivative instruments.

Index

Down-round provisions reduce the exercise or conversion price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise or conversion price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. The Company evaluated whether warrants to acquire the Company’s common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option.

The warrant issued to Arch Hill, in conjunction with the October 2005 Arch Hill Debt Exchange, and warrant issued to Portfolio Lenders II, LLC, in conjunction with the December 6, 2005 convertible note, contain down-round adjustment provisions. The Company concluded that such a triggering event was not based on an input to the fair value of “fixed-for-fixed” option and therefore is not considered indexed to the Company’s own stock. The Arch Hill warrant also contains a net settlement provision, and because it contains both characteristics, is accounted for as a derivative in accordance with SFAS No. 133. The Portfolio Lenders II, LLC warrant does not contain a net settlement provision. In accordance with EITF 07-5, the Company recognizes both the Arch Hill and the Portfolio Lenders II, LLC warrants as a liability at the fair value on each reporting date. These warrants were classified as liability in prior periods due to lack of sufficient authorized shares of common stock that would have to be issued in the event of exercise.  Although the Company has increased the authorized shares of common stock to be issued to allow conversion of all warrants and convertible instruments, warrants with down-round provisions will remain classified as liabilities at their fair value.  The Company measured the fair value of these warrants as of March 31, 2009 to be $145,000, and recorded other income of $147,000 resulting from the reduction of the liability associated with fair value changes of the warrants as of March 31, 2009. The Company determined the fair values of these securities using the Black-Scholes valuation model with the following assumptions:

Number of warrants 4,205,262
Exercise price $ .0201
Fair value of warrants $145,000
Volatility 125.02%-126.28%
Risk-free interest rate 3.76%
Expected dividend yield 0%
Expected warrant life 5 years

The Company reclassified to equity 6,158,135 warrants which were previously classified as a liability as of the date that the Company’s increase of authorized number of common shares to be issued was effective as these warrants do not contain down-round provisions and no longer meet criteria for liability classification. There was no material impact on the Company’s consolidated results of operations and financial condition as a result of reclassification of these warrants.

Recurring Level 3 Activity and Reconciliation
The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial liabilities categorized as Level 3 as of March 31, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Warrant liability:
Balance as of January 1, 2009	$292,000
Decrease in fair value of warrants	(147,000)
Balance as of March 31, 2009	$145,000

SERIES C CONVERTIBLE PREFERRED STOCK

The Company designated 300,000 of the Company’s authorized preferred stock as Series C Preferred Stock in November 2006 and issued 254,983.16 of such shares in private placement transactions in 2006 and 2007 and in February 2008, the Company and Arch Hill which is approximately 64% beneficial owner of the Company, settled $2,146,529 of Arch Hill’s outstanding debt by issuing 45,016.84 shares of Series C Preferred Stock.

As of March 31, 2009, 66,700 shares of Series C Preferred Stock had been converted into Common Stock and 233,200 shares of Series C Preferred Stock remained outstanding.
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

Index

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

In September 2009 the Company instructed its transfer agent to convert the outstanding 233,200 shares of Series C Preferred Stock into 583,000,000 shares of Company common stock.

MANAGEMENT’S PLANS TO OVERCOME OPERATING AND
LIQUIDITY DIFFICULTIES

Over the past ten years, we have focused our unique extrusion-based large format cylindrical cell manufacturing process, cell technology, large battery assembly expertise, and market activities to concentrate on large-format, high rate battery applications. Our commercialization efforts are focused on applying our lithium-ion rechargeable batteries in the national security, transportation and stationary power markets.

Our operating plan seeks to minimize our capital requirements, but expansion of our production capacity to meet increasing sales and refinement of our manufacturing process and equipment will require additional capital. We expect that sales will increase significantly as a result of our increased sales and marketing efforts, as a result we also expect that operating and production expenses will increase significantly accordingly as we continue to ramp up our production and continue our battery technology and develop, produce, sell and license products for commercial applications. However the gross margin of the increased production volume will be positive.

Management implemented a more aggressive pricing structure through price reductions to be able to address the market more aggressively in order to obtain larger volume contracts. This approach already resulted in an increase of sales but also a substantial increase of the order backlog. The inventory of finished goods have been valuated based upon these more aggressive pricing structure. Due to shortage in the market place management sees an upwards trend regarding the pricing the market is willing to bear for a KWh of stored energy.

Index

We have recently entered into a number of financing transactions (see Notes 7). From January to March 2009, we raised approximately $1.95 million in debt financing transactions. We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities and debt financing. We believe that if we raise approximately $7 million in debt and equity financings, we would have sufficient funds to meet our needs for working capital and expansion capital expenditures over the next twelve months.  With these funds the Company will be able to expand the production capacity to approximately 20MWh per annum and to expand battery assembly activities in both the US and in Europe. After these investments, the existing production facility in Nordhausen will not be able to expand further. If additionally production capacity is necessary, the Company will need a substantial amount of new capital to build a new facility. The ultimate location will depend on the regional market needs (if any).

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

Recently Issued Accounting Standards

In June 2008, the FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, Accounting For Derivative Instruments and Hedging Activities” and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF 07-05 is effective as of the beginning of our 2009 fiscal year. The adoption of this EITF did not have material impact on the Company’s consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). Prior to SFAS 165, the authoritative guidance for subsequent events was previously addressed only in U.S. auditing standards. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles in the United States (“GAAP”) that provide different guidance on the accounting treatment for subsequent events or transactions. The Company will be adopting SFAS 165 for the period ended June 30, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162” (“SFAS 168”). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not believe that SFAS 168 will have a material effect on its consolidated results of operations or financial condition.

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of March 31, 2009, we had an accumulated deficit of approximately $140,007,000 . We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities and debt financing. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations in the future is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Index

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

The critical accounting estimates and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (as amended) are those that depend most heavily on these judgments and estimates. As of March 31, 2009, there have been no material changes to any of the critical accounting estimates contained in our 2008 Annual Report on Form 10-K (as amended).

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

IN ADDITION TO THE RISK FACTORS SET FORTH IN OUR FORM 10K FOR THE YEAR ENDED DECEMBER 31, 2008, INVESTORS SHOULD BE AWARE OF THE FOLLOWING RISKS:

•
WE HAVE A WORKING CAPITAL LOSS, WHICH MEANS THAT OUR CURRENT ASSETS ON MARCH 31, 2009 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES. We had a working capital deficit of approximately $11,727,000 at March 31, 2009, which means that our current liabilities exceeded our current assets on March 31, 2009. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.

•
WE HAVE SUBSTANTIAL INDEBTEDNESS AND ARE HIGHLY LEVERAGED. At March 31, 2009, we had total consolidated total indebtedness of approximately $23,252,000. The level of our indebtedness and related debt service requirements could negatively impact our ability to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. A substantial portion of our future cash flow from operations, if any, may be dedicated to the payment of principal and interest on our indebtedness. Our high leverage may also limit our flexibility to react to changes in business and may place us at a competitive disadvantage to less highly leveraged competitors. In addition, creditors who remain unpaid may initiate collection proceedings, which could hamper our operations due to our short-term cash needs or the effect on our assets subject to debt.

•
WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses of approximately $140,007,000 from inception to March 31, 2009, including approximately $2,534,000 of loss to common shareholders in the quarter ended March 31, 2009. We expect to incur substantial additional operating losses in the future. During the three months ended March 31, 2009 and 2008, we generated revenues from product sales in the amounts of $1,322,000 and $568,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

Index

•
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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, management believes that, as of March 31, 2009, our internal control over financial reporting was not effective due to the following:

(1) certain adjustments were made to such financial statements after being identified by Amper, Politziner and
Mattia LLP.

(2) certain disclosures required by GAAP were incorporated in such financial statements and the notes thereto after being identified by Amper, Politziner and Mattia LLP.

(3) inability to summarize and report financial information on a timely basis.

(4) the Company’s Form 10Q report for the period ended September 30, 2008 and Form 10 K A-1was filed with the Securities and Exchange Commission prior to the review and approval of the document by the Company’s Audit Committee and Independent Registered Accounting Firm.
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

The Company acknowledges that certain weaknesses need to be addressed. The Company intends to develop adequate policies and procedures to ensure that adequate internal controls are in place to allow for effective and timely management and reporting.
Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

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

The Company closed on debt financings under the June 2008 Financing described herein with four institutional investors from January 1, 2009 to March 31, 2009 for a total of Euros 1,450,000 (approximately U.S. $1,879,000).  The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Notes in this transaction. Issuance of the Convertible Notes were exempt from registration under Section 4(2) of the Securities Act. The Convertible Notes were issued to accredited investors in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

Index

ITEM 6.	EXHIBITS

The following Exhibits are filed as part of this Report or incorporated herein by reference:

10.47	Amendment dated March 1, 2009 to July 2007 Note (1)

10.48	Business Consultant Agreement dated September 25, 2009 between the Company and Steenbergh Management B.V.(2)

10.49	Business Consultant Agreement dated September 25, 2009 between the Company and FMSUD Consultancy B.V.(2)

10.50	Business Consultant Agreement dated September 25, 2009 between the Company and OUIDA Management Consultancy B.V.(2)

10.48	Business Consultant Agreement dated September 25, 2009 between the Company and Steenbergh Management B.V.(2)

31.1	Certification of Chief Executive Officer and Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

+     Exhibit filed herewith in this Report.

(1)           Incorporated by reference to LTC’s Form 10-K for the year ended December 31, 2008

(2)           Incorporated by reference to LTC’s Form 8-K dated September 25, 2009.

(b)   Reports on Form 8K. During the quarter ended March 31, 2009, we filed the following Reports on Form 8-K:

We filed a report on Form 8-K dated January 29, 2009 reporting an Announcement of Recent Business Developments at LTC.

We filed a report on Form 8-K dated February 26, 2009 reporting the selection of LTC as the Li Ion battery Supplier by DesignLine International.

We filed a report on Form 8-K dated March 10, 2009 reporting the collaboration of LTC with RUF and Siemens Corporate Technology in the development of the eRUF.

We filed a report on Form 8-K dated March 25, 2009 reporting on an Amendment to the Restated Certificate of Incorporation of the Company to increase the number of authorized shares of the Company’s common stock to 3,000,000,000 shares.

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION

Date: October 8, 2009	By:	/s/ Theo M. M. Kremers
	Name:	Theo M. M. Kremers
	Title:	Chief Executive Officer (Principal Executive Officer and Acting Principal Financial Officer)