Form 10-Q
period 2009-06-30
LITHIUM TECHNOLOGY CORP
filed 2009-10-09
CIK 804154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to _________________

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
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

Index

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (unaudited)	December 31, 2008 (audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$876,000	$792,000
Accounts receivable	677,000	164,000
Inventories	976,000	2,623,000
Prepaid expenses and other current assets	210,000	173,000
Total current assets	$2,739,000	$3,752,000
Property and equipment, net	6,575,000	6,933,000
Related party receivables	215,000	274,000
Other assets	148,000	148,000
Total assets	$9,677,000	$11,107,000

LIABILITIES AND STOCKHOLDERS DEFICIT
CURRENT LIABILITIES:
Accounts payable	1,628,000	1,318,000
Accrued salaries	286,000	517,000
Accrued interest	1,485,000	954,000
Related parties debt	5,450,000	5,404,000
Current portion of long term debts	5,395,000	5,491,000
Other current liabilities and accrued expenses	1,169,000	1,136,000
Warrant liability	115,000	292,000
Total current liabilities	$15,528,000	$15,112,000

Long term debt	10,677,000	6,785,000

Total liabilities	$26,205,000	$21,897,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS DEFICIT

Total Preferred Stock Authorized 100,000,000
Convertible Preferred stock B, par value $.01 per share, authorized: 100,000, issued and outstanding: 100,000 at June 30, 2009 and December 31, 2008	$1,000	$1,000
Convertible Preferred stock C, par value $.01 per share, authorized 300,000, issued and outstanding: 233,200 at June 30, 2009 and December 31, 2008	2,000	2,000
Common stock, par value $.01 per share, authorized - 3,000,000,000 at June 30, 2009 and 750,000,00 at December 31, 2008 ; issued and outstanding - 746,397,618 at June 30, 2009 and 745,924,782 at December 31, 2008	7,464,000	7,459,000
Additional paid-in capital	122,557,000	122,528,000
Cumulative translation adjustments	(3,497,000)	(3,307,000)
Accumulated deficit	(143,055,000)	(137,473,000)
Total stockholders deficit	$(16,528,000)	$(10,790,000)
Total liabilities and stockholders deficit	$9,677,000	$11,107,000

See accompanying notes to condensed consolidated financial statements.

Index

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2009 (unaudited)	2008 (unaudited)	2009 (unaudited)	2008 (unaudited)
REVENUES
Products and services sales	$3,080,000	$2,296,000	$1,758,000	$1,728,000

COSTS AND EXPENSES
Cost of goods sold	5,719,000	3,687,000	2,645,000	2,153,000
Engineering, research and development	331,000	1,489,000	173,000	749,000
General and administrative	1,520,000	3,104,000	799,000	1,472,000
Sales and marketing	331,000	356,000	203,000	259,000
Depreciation	94,000	164,000	48,000	74,000
Total costs and expenses	7,995,000	8,800,000	3,868,000	4,707,000
Income (Loss) from operations	(4,915,000)	(6,504,000)	(2,110,000)	(2,979,000)

OTHER INCOME (EXPENSE)
Warrant expense/change in fair value (income)	143,000	8,423,000	(4,000)	(2,344,000)
Interest expense, net of interest income	(607,000)	(210,000)	(327,000)	(82,000)
Interest expense related to amortization of discount on convertible debt	-	(3,772,000)	-	(74,000)
Currency exchange income (expense)	(219,000)	-	(606,000)	-
Other	16,000	241,000	(1,000)	136,000
Total other income (expense)	(667,000)	4,682,000	(938,000)	(2,364,000)
NET INCOME (LOSS)	$(5,582,000)	$(1,822,000)	$(3,048,000)	$(5,343,000)

Discount related to beneficial conversion feature of Preferred Stock	-	(2,147,000)	-	-
NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$(5,582,000)	$(3,969,000)	$(3,048,000)	$(5,343,000)
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	(190,000)	257,000	(84,000)	4,000
COMPREHENSIVE INCOME (LOSS)	$(5,772,000)	$(3,712,000)	$(3,132,000)	$(5,339,000)
Weighted average number of common shares outstanding:	1,593,109,329	1,542,959,622	1,593,190,762	1,575,522,095
Basic and diluted net (loss)/income per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to condensed consolidated financial statements.

Index

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
CASH FLOW FROM OPERATING ACTIVITIES
Net Income / (Net loss)	$(5,582,000)	$(1,822,000)
Adjustments
Depreciation expense	423,000	583,000
Currency transaction loss (gain)	219,000	-
Warrant income/change in fair value	(143,000)	(8,423,000)
Interest expense beneficial conversion feature	-	3,772,000
(Increase)/decrease in assets
Inventories	1,647,000	188,000
Accounts receivable	(454,000)	(95,000)
Prepaid expenses and other assets	(37,000)	251,000
Increase/(Decrease) in liabilities
Accounts payable & accrued expenses	887,000	(287,000)
Other current liabilities	(197,000)	(241,000)
Net cash used in operating activities	(3,237,000)	(6,074,000)
CASH FLOW FROM INVESTING ACTIVITIES
Capital Expenditures	(111,000)	(541,000)
Net cash used in investing activities	(111,000)	(541,000)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	(90,000)	-
Proceeds from loans from related parties	658,000	-
Proceeds from issuance of convertible debt	3,013,000	2,242,000
Proceeds from exercise of warrants	-	512,000
Proceeds from equity issuance	-	-
Net cash provided by financing activities	3,581,000	2,754,000
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	233,000	(3,861,000)
CURRENCY EFFECTS ON CASH AND CASH EQUIVALENTS	(149,000)	58,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	792,000	4,458,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$876,000	$655,000

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

The Company’s operating plan seeks to minimize its capital requirements, but the expansion of its production capacity to meet increasing sales and refinement of its manufacturing process and equipment will require additional capital. The Company expects that operating and production expenses will increase significantly to meet increasing sales. For this reason the Company restructured its business in the third quarter of 2008, by abandoning its flat cell production activity and streamlining its cylindrical cell production in Nordhausen Germany. Going forward the US operation will assemble batteries to customer needs for the US market. Batteries for the EU (European Union) market will initially be assembled in Nordhausen Germany. During the second quarter of 2009 the Company was able to raise approximately $1.8 million in net proceeds in debt financing (See Note 7).  The Company is continuing to seek other financing initiatives and needs to raise additional capital to meet its working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities. The Company believes that if it raises approximately $7 million in debt and equity financings it would have sufficient funds to meet its needs for working capital, repayment of debt, capital expenditures and expansion plans over the next twelve months.

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

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2009, there have been no material changes to any of our significant accounting policies other than the changes related to implementation of EITF 07-05 as described below.

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

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). Prior to SFAS 165, the authoritative guidance for subsequent events was previously addressed only in U.S. auditing standards. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles in the United States (“GAAP”) that provide different guidance on the accounting treatment for subsequent events or transactions. The Company adopted SFAS 165 for the period ended June 30, 2009.  As a consequence of this adoption, Management has evaluated events relating to the three months and six months ended June 30, 2009 through and including October 9, 2009, the date of issue of the Company’s Condensed Financial Statements.
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

NOTE 4—INVENTORIES

Inventories primarily include raw materials and auxiliary materials required for the production process.

Inventories at June 30, 2009 and December 31, 2008 are made up of the following:

	June 30, 2009 (unaudited)	December 31, 2008 (audited)
Finished Goods	$208,000	$1,014,000
Work In Process	217,000	808,000
Raw Materials	551,000	801,000
	$976,000	$2,623,000

Index

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2009 and December 31, 2008 is summarized as follows:

	June 30, 2009 (unaudited)	December 31, 2008 (audited)
Land and buildings	$4,146,000	$3,910,000
Technical and laboratory equipment	8,154,000	8,352,000
Asset under construction and equipment deposit	356,000	285,000
Office equipment and other	796,000	1,244,000
Sub Total	13,452,000	13,791,000
Less: Accumulated depreciation and amortization	(6,877,000)	(6,858,000)
	$6,575,000	$6,933,000

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of June 30, 2009 is as follows:

	June 30, 2009 (unaudited)
	Foreign	Domestic	Total
Tax loss carry forwards	$25,398,000	$22,945,000	$48,343,000
Less valuation allowance	(25,398,000)	(22,945,000)	(48,343,000)
	$-	$-	$-

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

Index

NOTE 7—DEBT

	June 30, 2009 (unaudited)	December 31, 2008 (audited)
Current debt is summarized as follows:
Loans From Financial Institutions	$49,000	$82,000
Silent Partner loans-TBG	2,099,000	2,162,000
July 2007 10% Convertible Debenture	3,247,000	3,247,000
Sub total current debt	$5,395,000	$5,491,000
Related party debt
Subordinated loans from Archhill	$3,627,000	$3,627,000
Promisory note to Archhill	1,823,000	1,777,000
Sub total related party debt	$5,450,000	$5,404,000
Long term debt
June 2008, 9% Convertible Note	$9,974,000	$6,785,000
9% Related party convertible debenture	703,000	-
Sub Total Long term debt	$10,677,000	$6,785,000
Warrant liability	115,000	292,000
Total debt	$21,637,000	$17,972,000

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $49,000 and $82,000 as of June 30, 2009 and December 31, 2008, respectively, that are collateralized by the assets of the Company and bear European commercial standard rates which were 7% and 7% as of June 30, 2009 and December 31, 2008, respectively.

SILENT PARTNERSHIP LOANS

Technology-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan, which bears interest at 6% per annum. The total amount payable to TBG under the Partnership Agreements at June 30, 2009 and December 31, 2008 was $2,099,000 and $2,162,000, respectively.  TBG is entitled to receive an annual 12% share in profits related to its contributions under the TBG Partnership Agreement.  The TBG Partnership Agreement provides that should GAIA receive additional injections of capital in the course of further financing rounds, TBG shall adjust its profit sharing to the capital ration applicable at such time. Management believes that based upon subsequent equity received by GAIA that the present profit sharing that TBG is entitled to under the Agreement is approximately 4.4%. Management further believes that it is unlikely that TBG will receive any profit sharing under the Partnership Agreement at any time in the near future.

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

Index

JULY 2007 10% CONVERTIBLE DEBENTURE

On July 11, 2007, the European Subsidiaries Debt and accrued interest was satisfied with the payment of €6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,000 (the “Convertible Note”). The Convertible Note is convertible into shares of Company common stock at $0.10 per share. The Convertible Note accrues interest at 10% per annum and is due and payable on September 1, 2008. The Company has the right to repay the Convertible Note at any time prior to maturity without penalty. The Convertible Note will be secured by 90 million shares of Company common stock As of June 30, 2009 and December 31, 2008, $3,247,000 was outstanding under the convertible debenture net of debt discount of $0. As of June 30, 2009 and December 31, 2008, accrued interest of $674,000, and $492,000, respectively, was outstanding under the Convertible Note. Upon issuance, the Company recorded a discount from beneficial conversion feature of $325,000 that is amortized over the life of the note using the effective interest method. Interest expense related to the amortization of the discount from the beneficial conversion feature was $0 and $74,000 and $0 and $145,000 for the three and six months ended June 30, 2009 and June 30, 2008, respectively.

As of September 1, 2008 the debenture has been extended for an additional six months, under the same conditions. The interest on the unpaid balance of the interest as of September 1, 2008 was increased from 10% to 12%. On March 1, 2009 the note has been extended until January 1, 2010 under the same conditions as the first extension.

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

Index

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

PROMISSORY NOTE TO ARCH HILL

Arch Hill Real Estate N.V. had over the period 2004 and 2005 billed an amount of $70,000 per month as management fees to Gaia Holding BV. The amount was unpaid as of June 30, 2009 and December 31, 2008 and is included in promissory notes. The total amount was  $1,770,000 and $1,777,000 as of June 30, 2009 and December 31, 2008. The loans bear cumulative interest at 6% per annum. Under the subordinated loan agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA. Interest accrued during the period from January 1, 2009 to June 30, 2009  in the amount of $52,000 was added to the outstanding principal amount.

JUNE 2008 9% CONVERTIBLE NOTES

The Company closed on a convertible debt financing (the “June 2008 Financing”) by issuing convertible notes (“Convertible Notes”) to fifteen institutional investors from June 12, 2008 to June 30, 2009 (the “Lenders”) for a total of Euros 7.10 million (approximately U.S. $9,974,000). The Company issued its convertible notes (the “Convertible Notes”) to the Lenders in connection with the June 2008 Financing. The Convertible Notes are convertible at $0.07 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Notes. The Convertible Notes accrue interest at 9% per annum and are due and payable on September 30, 2011 (the “Maturity Date”). As of June 30, 2009 and December 31, 2008, Euros 389,000 (approximately $546,000) and Euros 139,000 (approximately $204,000) was accrued in interest for these notes, respectively.  All obligations of the Company under the Convertible Notes will be secured by security interests in all of the tangible and intangible fixed assets, including real estate, of the Company.

In April, 2009 the Company received confirmation from one of the investors that the terms and conditions of the June 2008 9% convertible loan will apply to the loan of EUR 100,000 which was originally granted as a bridge loan in 2008. The amount of EUR 100,000 is included in the balance of the June 2008 9% convertible note as of both June 30, 2009 and December 31, 2008,

Based upon the decreased conversion price and under assumption that all note holders would voluntarily choose to convert into shares, the Note, principal and accrued interest, would per June 30, 2009 convert into 150,405,099 common shares as of June 30,2009.

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

Index

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

9% RELATED PARTY DEBENTURE

The Company closed on a convertible debt financing with Arch Hill from March 1, 2009 to June 30, 2009 (the “Lender”) for a total of Euros 500,000 (approximately U.S. $703,000). The Company issued its convertible debentures (the “Convertible Debenture”) to the Lender in connection with this March 2009 Financing. The Convertible Debenture is convertible at $0.07 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Debenture. The Convertible Debenture accrues interest at 9% per annum and is due and payable on September 30, 2011 (the “Maturity Date”). As of June 30, 2009  Euros 10,000 (approximately $14,000) was accrued in interest.

Based upon the conversion price and under assumption that all note holders would voluntary choose for a conversion into shares, the Note, principal and accrued interest, would per June 30, 2009 convert into 9,608,776 common shares.

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

The warrant issued to Arch Hill, in conjunction with the October 2005 Arch Hill Debt Exchange, and warrant issued to Portfolio Lenders II, LLC, in conjunction with the December 6, 2005 convertible note, contain down-round adjustment provisions. The Company concluded that such a triggering event was not based on an input to the fair value of “fixed-for-fixed” option and therefore is not considered indexed to the Company’s own stock. The Arch Hill warrant also contains a net settlement provision and because it contains both characteristics, is accounted for as a derivative in accordance with SFAS No. 133. The Portfolio Lenders II, LLC warrant does not contain a net settlement provision. In accordance with EITF 07-5, the Company recognizes both the Arch Hill and the Portfolio Lenders II, LLC warrants as a liability at the fair value on each reporting date. These warrants were classified as liability in prior periods due to lack of sufficient authorized shares of common stock that would have to be issued in the event of exercise.  Although the Company has increased the authorized shares of common stock to be issued to allow conversion of all warrants and convertible instruments, warrants with down-round provisions will remain classified as liabilities at their fair value.  The Company measured the fair value of these warrants as of June 30, 2009 to be $115,000, and recorded other income of $143,000 resulting from the reduction of the liability associated with fair value changes of the warrants as of June 30, 2009. The Company determined the fair values of these securities using the Black-Scholes valuation model with the following assumptions:

Number of warrants 4,205,262
Exercise price $ .0243
Fair value of warrants $115,000
Volatility 147.8%-151.95%
Risk-free interest rate 3.76%
Expected dividend yield 0%
Expected warrant life 5 years

Index

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

Recurring Level 3 Activity and Reconciliation
The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial liabilities categorized as Level 3 as of June 30, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Warrant liability:
Balance as of January 1, 2009	$292,000
Decrease in fair value of warrants	(143,000)
Reclassification to equity	(34,000)
Balance as of June 30, 2009	$115,000

NOTE 8—COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

The Company was leasing a 12,400 square foot facility at 5115 Campus Drive in Plymouth Meeting, Pennsylvania pursuant to a Lease Agreement with PMP Whitemarsh Associates dated July 22, 1994, as amended. The facility was being leased under a one-year lease extension that commenced on April 1, 2008 and ended on March 31, 2009. The base annual rent under this lease agreement was $160,000. LTC did not extend the lease after March 31, 2009. In August 2008 the Company signed an Asset Purchase Agreement with Porous Power Technologies and a Sublease Agreement with Porous Power Technologies. At the facility, the Company sold some of the assets to Porous Power Technologies, the others which could be of use to the Company at its manufacturing facility in Nordhausen, Germany were shipped from Plymouth Meeting to Nordhausen, Germany. Porous Power Technologies has been sub tenant to the Company at the Company’s Plymouth Meeting facility from August 2008 until June 30, 2009. Porous Power Technologies signed a lease agreement for the Plymouth Meeting facility on April 1, 2009. The Company signed a six month sublease agreement on April 1, 2009 with Porous Power Technologies of a total rent of $42,000 ($7,000 per month), with the possibility to extend the sublease for 3 month periods. This facility has sufficient space to meet the Company’s near-term needs in the United States.  The Company’s corporate headquarters are located at the Plymouth Meeting, Pennsylvania facility.

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

Index

NOTE 9—STOCKHOLDERS EQUITY

AUTHORIZED SHARES

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

The Company is authorized to issue 3 billion shares of the common stock and 100 million shares of preferred stock. Of the 100 million authorized shares of preferred stock, the Company designated 1,000 shares as Series A Convertible Preferred Stock, which the Company delivered to an investor in the private placement of A Units which concluded in January 2005 and have subsequently been converted into the Company’s common stock. Additionally, the Company designated 100,000 shares of Series B Convertible Preferred Stock which the Company delivered to Arch Hill Capital in connection with a debt exchange in October 2005 which are outstanding as of June 30, 2009 and December 31, 2008. Additionally, the Company designated 300,000 shares of Series C Convertible Preferred. As of June 30, 2009 and December 31, 2008, 233,200 shares of Series C were outstanding.

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

In September 2009 the outstanding 100,000 shares of Series B Convertible Preferred Stock were converted into 264,103,114 shares of Company common stock.  See Note 13 – Subsequent Events.

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

As of June 30, 2009, 66,700 shares of Series C Preferred Stock had been converted into Common Stock and 233,200 shares of Series C Preferred Stock remained outstanding.
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

Index

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

The terms of the Company’s Series C Preferred Stock provide for the automatic conversion of each outstanding share of Series C Preferred Stock into 2,500 shares of Company common stock ninety (90) days following authorization and reservation of a sufficient number of shares of Common Stock by all requisite action by the Corporation, including action by the Board and by the shareholders of the Corporation, to provide for the conversion of all outstanding shares of Series C Preferred into fully paid and nonassessable shares of Common Stock.  Accordingly, all shares of Series C Preferred Stock outstanding on June 23, 2009, ninety (90) days of the Authorization Date, will be converted into shares of common stock. The Company is working on the exchange of  the Series C Preferred Stock certificates into these common stock certificates.

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

Index

Geographic information is as follows:

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues
Domestic Operations	$1,442,000	$799,000	$735,000	$694,000
European Operations	1,638,000	1,497,000	1,023,000	1,034,000
	$3,080,000	$2,296,000	$1,758,000	$1,728,000

NOTE 11—NET INCOME/LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share. The Company made such determination because: 1) Arch Hill Capital, which controls the Company and some of the preferred shares, has the ability to authorize the necessary shares for conversion; 2) the preferred shares have no significant preferential rights above the common shares; and 3) the preferred shares will automatically convert at a later date upon proper share authorization. As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the six and three months ended June 30, 2009 and 2008 was as follows:

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Series B Preferred Stock	264,103,114	264,103,114	264,103,114	264,103,114
Series C Preferred Stock	583,000,000	623,179,945	583,000,000	657,999,600
Common Stock	746,006,215	655,676,563	746,087,648	653,419,381
Total	1,593,109,329	1,542,959,622	1,593,190,762	1,575,522,095

Due to net losses in all periods ended June 30, 2009 and 2008, the effect of the potential common shares resulting from convertible promissory notes payable, stock options and warrants were excluded, as the effect would have been anti-dilutive.

As of June 30, 2009 are 7,139,361 warrants outstanding with a weighted average exercise of $0.193.

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

Index

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

Each of the Consulting Agreements has a term of one year and may be terminated on 60 days written notice. Each Consulting Agreement provides that the Consultant will consult with the directors, officers and employees of the Company concerning matters relating to the management and organization of the Company, its financial policies, the terms and conditions of employment of the Company’s employees, and generally any matter arising out of the business affairs of the Company. On April 28, 2009 these agreements were not renewed, but the Company silently extended the agreements under the same conditions, however without the termination clause. Board and Management are negotiating the extension.

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

The OUIDA Consulting Agreement provides for Theo Kremers, an employee of OUIDA Management Consultancy B.V. and director, the Chief Executive Officer and Acting Chief Financial Officer of the Company, to spend approximately 160 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of Euros 20,820 (approximately US $30,000 as of the date of the agreement).
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

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

There were no significant non-cash transactions for the three and six month period ended June 30, 2009.

The amount of cash paid for interest for six months ended June 30, 2009 and June 30, 2008 was $46,000 and $46,000 respectively.

For the period ended June 30, 2008:
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

Index

NOTE 14—SUBSEQUENT EVENTS

June 2008 9% Convertible Notes

The Company closed on additional debt financings under the June 2008 Financing described herein (see Note 7) with one institutional investor on August 31, 2009 for a total of Euros 250,000 (approximately U.S. $331,000).

9% Related Party Convertible Debenture

The Company closed on additional debt financing under the 9% Related Party debenture to Arch Hill from July 2, 2009 to July 13, 2009 for a total of Euros 532,000 (approximately U.S. $746,000).

Silent Partnership Loans - TBG

GAIA has been negotiating with TBG to convert the TBG Partner Agreement into a long term loan bearing an interest rate of 6% per annum, including a repayment schedule. In July 2009 GAIA management and TBG were able to reach an agreement regarding the repayment of the outstanding amount. The total amount will be repaid over a period of 3 years, resulting in a payment of €125,000 per quarter, with the first payment on September 30,2009. The interest on the unpaid balance will be 6.78% per annum. The interest will be paid bi-annually on September 30 and March 31 every year. The non-recurrent remuneration has been lowered to 40% of the invested amount, at the end of the repayment of the principal amount. Whether this non-recurrent remuneration will become payable will be dependant on the financial conditions of GAIA at the end of the repayment period.  Management does not believe that this amount will become payable due to the current financial condition of GAIA.  As such, no amounts relating to the remuneration have been accrued at this time.
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
Conversion of  Series B and C Preferred Stock and Issuance of Common Stock.

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

Index

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

Index

RESULTS OF OPERATIONS
SIX AND THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO
SIX AND THREE MONTHS ENDED JUNE 30, 2008

REVENUES FROM PRODUCTS SALES Increased by $784,000 or 34% in the six months ended June 30, 2009 from $2,296,000 in the same period in 2008 to $3,080,000. For the three months period ended June 30, 2009, revenues increased 2% from $1,728,000 in 2008 to $1,758,000 in 2009. The increase in sales is attributed to increased sales efforts and fruition of some projects the Company is involved with. As we are still an initial manufacturing stage enterprise, our mission continues to be to become a leading manufacturer of rechargeable lithium power solutions for advanced national security, transportation and stationary power applications. Through increased sales efforts the Company has been successful in increasing the order backlog substantially and for this reason the Company is focusing on the increase of production volumes in order to meet the backlog demand. The production process for cells has been analyzed and optimized to ensure that it is conducive to a substantial increase in production volume. However, the need for working capital limits the Company to increase production volume and its sales.

COST OF GOODS SOLD was $5,719,000 and $3,687,000 for the six months ended June 30, 2009 and 2008, respectively. For the three months period ended June 30, 2009, cost of goods sold increased 23% from $2,153,000 in 2008 to $2,645,000 in 2009. The increase in the cost of goods sold is a result of increase of the production volume.  We continue to look for cheaper sources of raw materials and more efficient production processes. We anticipate relative costs to decline substantially as we achieve larger economies of scale. As our production volume increases, economy of scale will help to decrease the cost of goods sold per cell for both raw material as well as the direct costs like labor contributed per cell. The productivity per employee will increase and the general overhead costs will be allocated to more cells produced.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES during the six months ended June 30, 2009 decreased by 78% to $331,000 from $1,489,000 in the same period in 2008. For the three months period ended June 30, 2009, engineering, research and development expenses decreased from $749,000 in 2008 to $173,000 in 2009. These expenses are primarily derived from our advancement of technology in large high rate battery applications. These expenses also relate to material consumed in the continued refinement of production process, as well as engineering and development time dedicated to advancement of manufacturing processes as well as time associated with the installation of new production equipment. The decrease is a result of streamlining actions taken by the Company to focus the Company to sales and production rather than on engineering, research and development.

GENERAL AND ADMINISTRATIVE EXPENSES during the six months ended June 30, 2009 decreased by 51% to $1,520,000 from $3,104,000 in the same period in 2008. This decrease reflects our efforts to streamline the Company. The decrease in costs was mainly due to the Company consolidating certain existing consulting agreements which resulted in a reduction of costs of nearly $1,600,000 for the period ended June 30, 2009 as compared to the same period in the prior year. As a result several overlaps or activities which were undertaken in both the US and in Europe were taken out of the general and administrative expenses.
SALES AND MARKETING EXPENSES were $331,000 for the six months ended June 30, 2009, a decrease of 7% from the same period in 2008. For the three months period ended June 30, 2009, sales and marketing expenses decreased from $259,000 in 2008 to $203,000 in 2009. Although there was a decrease in this expense, internal sales efforts increased to increase production volume and revenue.

DEPRECIATION AND AMORTIZATION during the six months ended June 30, 2009 decreased by 43% to $94,000 from $164,000 in the same period in 2008. For the three months period ended June 30, 2009 depreciation and amortization expenses decreased 35% to $48,000 from $74,000 in the three months period ended June 30, 2008. The majority of the depreciation of production equipment has been contributed to cost of goods sold and due to the increased production volumes the allocated amount to cost of goods sold has increased as well.

INTEREST EXPENSE, NET OF INTEREST INCOME Interest expense, net of interest income for the six months ended June 30, 2009 increased by 189% to $607,000 from $210,000 in the same period in 2008. For the three months period ended June 30, 2009, interest expense increased to $327,000 in 2009 from $82,000 in 2008. The increase is mainly a result of the increased debt financing instruments the Company entered into in 2008 and in particular the June 2008 9% Convertible Note.

WARRANT INCOME/EXPENSE The Company recognized a gain from changes in fair value of warrants in the amount of $143,000 for the six month period ended June 30, 2009, as compared to a gain of $8,423,000 in the six month period ended June 30, 2008. For the three months ended June 30, 2009 and 2008, the Company recognized losses of $4,000 and $2,344,000, respectively, related to changes in fair value of the warrants.  Warrants classified as liabilities are marked to market every reporting period using Black-Scholes valuation model. Fluctuations resulting from the valuation of the warrants’ liability are reflected in the Statement of Operations.

Index

NET (LOSS) TO COMMON SHAREHOLDERS was $(5,582,000) or $(0.00) per share for the six months ended June 30, 2009 as compared to a net loss of $(3,969,000) or $(0.00) per share for the six months ended June 30, 2008.  For the three months period ended June 30, 2009, the Company had a net loss  of $3,048,000 as compared to a net loss of $5,343,000 in 2008.

ACCUMULATED DEFICIT Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next few years. As of June 30, 2009, our accumulated deficit was $143,055,000.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

On June 30, 2009, and December 31, 2008 cash and cash equivalents were $876,000 and $792,000 respectively. Total liabilities on June 30, 2009 and December 31, 2008 were $26,205,000 and $21,987,000 respectively.  On June 30, 2009, and December 31, 2008 assets included $976,000  and $2,623,000 in inventories, net property and equipment of $6,575,000 and $6,933,000, and prepaid expenses and other current assets of $210,000 and $173,000 , respectively . As of June 30, 2009, our working capital deficit was $12,789,000 as compared to $11,360,000 on December 31, 2008. We expect to incur decreasing operating losses as we continue our commercialization efforts. These efforts will increase sales and due to efforts to decrease raw material prices and stringent cost calculation of cells, the contribution of the sales increase will be positive and therefore decrease the operating losses going forward. By decreasing the relative cost price of the cells the operating losses will be decreased even faster. The ability to finance our need for working capital, being raw materials, work in process and the accounts receivables, will be crucial whether the Company will be able to increase production volumes. Any production standstill due to the shortage of raw material immediately results in operating losses.

Our debt and other liabilities as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009 (unaudited)	December 31, 2008 (audited)
Current debt is summarized as follows:
Loans From Financial Institutions	$49,000	$82,000
Silent Partner loans-TBG	2,099,000	2,162,000
July 2007 10% Convertible Debenture	3,247,000	3,247,000
Sub total current debt	$5,395,000	$5,491,000
Related party debt
Subordinated loans from Archhill	$3,627,000	$3,627,000
Promisory note to Archhill	1,823,000	1,777,000
Sub total related party debt	$5,450,000	$5,404,000
Long term debt
June 2008, 9% Convertible Note	$9,974,000	$6,785,000
9% Related party convertible debenture	703,000	-
Sub Total Long term debt	$10,677,000	$6,785,000
Warrant liability	115,000	292,000
Total debt	$21,637,000	$17,972,000

For more detailed information on our term liabilities, see Note 7 to our financial statements contained herein.

FINANCING TRANSACTIONS

We have financed our operations since inception primarily through equity and debt financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives.  From January to June 2009, we raised approximately $3.7 million in debt financing transactions.   We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities. No assurances can be given that such financing will be available in sufficient amounts or at all. If such financing is not available, there can be no assurance that Arch Hill Capital or any other major shareholder will provide any further funding.

The following is a general description of our existing debt and equity financing transactions.  See also the Notes to Consolidated Financial Statements included with this Report.

Index

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $49,000 and $82,000 as of June 30, 2009 and December 31, 2008, respectively, that are collateralized by the assets of the Company and bear European commercial standard rates which were 7% and 7% as of June 30, 2009 and December 31, 2008, respectively.

SILENT PARTNERSHIP LOANS- TBG

Technology-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan, which bears interest at 6% per annum. The total amount payable to TBG under the Partnership Agreements at June 30, 2009 and December 31, 2008 was $2,099,000 and $2,162,000, respectively.  TBG is entitled to receive an annual 12% share in profits related to its contributions under the TBG Partnership Agreement.  The TBG Partnership Agreement provides that should GAIA receive additional injections of capital in the course of further financing rounds, TBG shall adjust its profit sharing to the capital ration applicable at such time. Management believes that based upon subsequent equity received by GAIA that the present profit sharing that TBG is entitled to under the Agreement is approximately 4.4%. Management further believes that it is unlikely that TBG will receive any profit sharing under the Partnership Agreement at any time in the near future.

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

JULY 2007 10% CONVERTIBLE DEBENTURE

On July 11, 2007, the European Subsidiaries Debt and accrued interest was satisfied with the payment of €6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,000 (the “Convertible Note”). The Convertible Note is convertible into shares of Company common stock at $0.10 per share. The Convertible Note accrues interest at 10% per annum and is due and payable on September 1, 2008. The Company has the right to repay the Convertible Note at any time prior to maturity without penalty. The Convertible Note will be secured by 90 million shares of Company common stock. As of June 30, 2009 and December 31, 2008, $3,247,000 was outstanding under the convertible debenture net of debt discount of $0. As of June 30, 2009 and December 31, 2008, accrued interest of $674,000, and $492,000, respectively, was outstanding under the Convertible Note. Upon issuance, the Company recorded a discount from beneficial conversion feature of $325,000 that is amortized over the life of the note using the effective interest method. Interest expense related to the amortization of the discount from the beneficial conversion feature was $0 and $74,000 and $0 and $145,000 for the three and six months ended June 30, 2009 and June 30, 2008, respectively.

As of September 1, 2008 the debenture has been extended for an additional six months, under the same conditions. The interest on the unpaid balance of the interest as of September 1, 2008 was increased from 10% to 12%. On March 1, 2009 the note has been extended until January 1, 2010 under the same conditions as the first extension.

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

Index

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

PROMISSORY NOTE TO ARCH HILL

Arch Hill Real Estate N.V. had over the period 2004 and 2005 billed an amount of $70,000 per month as management fees to Gaia Holding BV. The amount was unpaid as of June 30, 2009 and December 31, 2008 and is included in promissory notes. The total amount was  $1,770,000 and $1,777,000 as of June 30, 2009 and December 31, 2008. The loans bear cumulative interest at 6% per annum. Under the subordinated loan agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA. Interest accrued during the period from January 1, 2009 to March 30, 2009  in the amount of $52,000 was added to the outstanding principal amount.

JUNE 2008 9% CONVERTIBLE NOTES

The Company closed on a convertible debt financing (the “June 2008 Financing”) by issuing convertible notes (“Convertible Notes”) to fifteen institutional investors from June 12, 2008 to June 30, 2009 (the “Lenders”) for a total of Euros 7.10 million (approximately U.S. $9,974,000). The Company issued its convertible notes (the “Convertible Notes”) to the Lenders in connection with the June 2008 Financing. The Convertible Notes are convertible at $0.07 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Notes. The Convertible Notes accrue interest at 9% per annum and are due and payable on September 30, 2011 (the “Maturity Date”). As of June 30, 2009 and December 31, 2008, Euros 389,000 (approximately $546,000) and Euros 139,000 (approximately $204,000) was accrued in interest for these notes, respectively.  All obligations of the Company under the Convertible Notes will be secured by security interests in all of the tangible and intangible fixed assets, including real estate, of the Company.

Index

In April, 2009 the Company received confirmation from one of the investors that the terms and conditions of the June 2008 9% convertible loan will apply to the loan of EUR 100,000 which was originally granted as a bridge loan in 2008. The amount of EUR 100,000 is included in the balance of the June 2008 9% convertible note as of both June 30, 2009 and December 31, 2008,

Based upon the conversion price and under assumption that all note holders would voluntary choose for a conversion into shares, the Note, principal and accrued interest, would per June 30, 2009 convert into 150,405,099 common shares.

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

9% RELATED PARTY DEBENTURE

The Company closed on a convertible debt financing with Arch Hill from March 1, 2009 to June 30, 2009 (the “Lender”) for a total of Euros 500,000 (approximately U.S. $703,000). The Company issued its convertible debentures (the “Convertible Debenture”) to the Lenders in connection with this March 2009 Financing. The Convertible Debenture is convertible at $0.07 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Debenture. The Convertible Debenture accrues interest at 9% per annum and is due and payable on September 30, 2011 (the “Maturity Date”). The Company is in the process of finalizing this debt agreement whose terms will be consistent with the terms of the June 2008 9% Convertible Notes. As of June 30, 2009  Euros 10,000 (approximately $14,000) was accrued in interest.

Based upon the conversion price and under assumption that all note holders would voluntary choose for a conversion into shares, the Note, principal and accrued interest, would per June 30, 2009 convert into 9,608,776 common shares.

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

Index

The warrant issued to Arch Hill, in conjunction with the October 2005 Arch Hill Debt Exchange, and warrant issued to Portfolio Lenders II, LLC, in conjunction with the December 6, 2005 convertible note, contain down-round adjustment provisions. The Company concluded that such a triggering event was not based on an input to the fair value of “fixed-for-fixed” option and therefore is not considered indexed to the Company’s own stock. The Arch Hill warrant also contains a net settlement provision, and because it contains both characteristics, is accounted for as a derivative in accordance with SFAS No. 133. The Portfolio Lenders II, LLC warrant does not contain a net settlement provision. In accordance with EITF 07-5, the Company recognizes both the Arch Hill and the Portfolio Lenders II, LLC warrants as a liability at the fair value on each reporting date. These warrants were classified as liability in prior periods due to lack of sufficient authorized shares of common stock that would have to be issued in the event of exercise.  Although the Company has increased the authorized shares of common stock to be issued to allow conversion of all warrants and convertible instruments, warrants with down-round provisions will remain classified as liabilities at their fair value.  The Company measured the fair value of these warrants as of June 30, 2009 to be $115,000, and recorded other income of $151,000 resulting from the reduction of the liability associated with fair value changes of the warrants as of June 30, 2009. The Company determined the fair values of these securities using the Black-Scholes valuation model with the following assumptions:

Number of warrants 4,205,262
Exercise price $ .0243
Fair value of warrants $115,000
Volatility 147.8%-151.95%
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
Recurring Level 3 Activity and Reconciliation
The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial liabilities categorized as Level 3 as of June 30, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Warrant liability:
Balance as of January 1, 2009 $ 292,000
Decrease in fair value of warrants (143,000).
Reclassification to Equity (34,000)
Balance as of June 30, 2009 $115,000

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

As of June 30, 2009, 66,700 shares of Series C Preferred Stock had been converted into Common Stock and 233,200 shares of Series C Preferred Stock remained outstanding.
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

Index

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

In September 2009 the Company instructed its transfer agent to convert the outstanding 233,200 shares of Series C Preferred Stock into 583,000,000 shares of Company common stock. and as of September 30, 2009, all of the foregoing shares have been issued other than 69,087,500 shares of Common Stock issuable to the holders of 27,635 shares of Series C Preferred Stock, which have been undeliverable.

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

Index

We have recently entered into a number of financing transactions (see Note 7). From January to June 2009, we raised approximately $3.7 million in debt financing transactions.  We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities and debt financing. We believe that if we raise approximately $7 million in debt and equity financings, we would have sufficient funds to meet our needs for working capital and expansion capital expenditures over the next twelve months.  With these funds the Company will be able to expand the production capacity to approximately 20MWh per annum and to expand battery assembly activities in both the US and in Europe. After these investments the existing production facility in Nordhausen will not be able to expand further. If additionally production capacity is necessary, the Company will need a substantial amount of new capital to build a new facility. The ultimate location will depend on the regional market needs (if any).

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

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). Prior to SFAS 165, the authoritative guidance for subsequent events was previously addressed only in U.S. auditing standards. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles in the United States (“GAAP”) that provide different guidance on the accounting treatment for subsequent events or transactions. The Company will be adopting SFAS 165 for the period ended June 30, 2009.   As a consequence of this adoption, Management has evaluated events relating to the three months and six months ended June 30, 2009 through and including October 9, 2009, the date of issue of the Company’s Condensed Financial Statements.

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

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of June 30, 2009, we had an accumulated deficit of approximately $142,608,000. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities and debt financing. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations in the future is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The critical accounting estimates and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (as amended) are those that depend most heavily on these judgments and estimates. As of June 30, 2009, there have been no material changes to any of the critical accounting estimates contained in our 2008 Annual Report on Form 10-K (as amended).

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

IN ADDITION TO THE RISK FACTORS SET FORTH IN OUR FORM 10KSB FOR THE YEAR ENDED DECEMBER 31, 2008, INVESTORS SHOULD BE AWARE OF THE FOLLOWING RISKS:

•
WE HAVE A WORKING CAPITAL LOSS, WHICH MEANS THAT OUR CURRENT ASSETS ON JUNE 30, 2009 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES. We had a working capital deficit of approximately $12,789,000 at June 30, 2009, which means that our current liabilities exceeded our current assets on June 30, 2009. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.

•
WE HAVE SUBSTANTIAL INDEBTEDNESS AND ARE HIGHLY LEVERAGED. At June 30, 2009, we had total consolidated indebtedness of approximately $26,205,000. The level of our indebtedness and related debt service requirements could negatively impact our ability to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. A substantial portion of our future cash flow from operations, if any, may be dedicated to the payment of principal and interest on our indebtedness. Our high leverage may also limit our flexibility to react to changes in business and may place us at a competitive disadvantage to less highly leveraged competitors. In addition, creditors who remain unpaid may initiate collection proceedings, which could hamper our operations due to our short-term cash needs or the effect on our assets subject to debt.

•
WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses of approximately $143,055,000 from inception to June 30, 2009, including approximately $3,048,000 of losses to common shareholders in the quarter ended June 30, 2009. We expect to incur substantial additional operating losses in the future. During the six months ended June 30, 2009 and 2008, we generated revenues from product sales in the amounts of $3,080,000 and $2,296,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

Index

•
WE NEED SIGNIFICANT FINANCING TO FOR WORKING CAPITAL AND TO COMPLETE OUR PRODUCT COMMERCIALIZATION. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities and debt financing. We believe that if we raise approximately $7 million in debt and equity financings, we would have sufficient funds to meet our operating and expansion capital expenditures needs for at least twelve months. If we do not raise such additional capital, we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures. Additional financing may not be available on terms favorable to us or at all. Even if we do obtain financing, it may result in dilution to our stockholders.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, management believes that, as of June 30, 2009, our internal control over financial reporting was not effective due to the following:

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company closed on debt financings under the June 2008 Financing described herein with four institutional investors from April 1, 2009 to June 30, 2009 for a total of Euros 837,000 (approximately U.S. $1,135,000).  The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Notes in this transaction. Issuance of the Convertible Notes were exempt from registration under Section 4(2) of the Securities Act. The Convertible Notes were issued to accredited investors in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

The Company closed on a convertible debt financing with Arch Hill (the “Lender”) from April 1, 2009 to June 30, 2009 for a total of Euros 450,000 (approximately U.S. $633,000). The Company issued its convertible debenture (the “Convertible Debenture”) to the Lender in connection with this March 2009 Financing. The Convertible Debenture is convertible at $0.07 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Debenture. The Convertible Debenture accrues interest at 9% per annum and is due and payable on September 30, 2011 (the “Maturity Date”).  The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Debenture in this transaction. Issuance of the Convertible Debenture was exempt from registration under Section 4(2) of the Securities Act. The Convertible Debenture was issued to an accredited investor in a private transaction without the use of any form of general solicitation or advertising.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

Index

ITEM 6.	EXHIBITS

The following Exhibits are filed as part of this Report or incorporated herein by reference:

10.47	Amendment dated March 1, 2009 to July 2007 Note (1)

10.48	Business Consultant Agreement dated September 25, 2009 between the Company and Steenbergh Management B.V.(2)

10.49	Business Consultant Agreement dated September 25, 2009 between the Company and FMSUD Consultancy B.V.(2)

10.50	Business Consultant Agreement dated September 25, 2009 between the Company and OUIDA Management Consultancy B.V.(2)

31.1	Certification of Chief Executive Officer and Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

+	Exhibit filed herewith in this Report.

(1)	Incorporated by reference to LTC’s Form 10-K for the year ended December 31, 2008

(b)	Reports on Form 8K. During the quarter ended June 30, 2009, we filed the following Reports on Form 8-K:

We filed a report on Form 8-K dated May 22, 2009 reporting that the Company had filed a Form 10-Q for the quarter ended September 30, 2008 (the “September 2008 Form 10-Q”) with the SEC which included financial statements for the fiscal quarter ended September 30, 2008 (the “September 2008 Financial Statements”) that Amper, Politziner & Mattia, LLP (“Amper”), the Company’s independent registered public accounting firm, had not yet reviewed and accordingly, all information contained in the September 2008 Form 10-Q, including the September 2008 Financial Statements, was subject to update and revision and should therefore not be relied upon.

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