Form 10-Q
period 2009-09-30
LITHIUM TECHNOLOGY CORP
filed 2009-11-16
CIK 804154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended September 30, 2009

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
    Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 16, 2009, 1,803,839,699 shares of common stock.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009
INDEX

		Page
	PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance Sheets—September 30, 2009 (Unaudited) and December 31, 2008 (Audited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss- for the Three and Nine months Ended September 30, 2009 (Unaudited) and September 30, 2008 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows—for the Nine months Ended September 30, 2009 (Unaudited) and September 30, 2008 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements—September 30, 2009 (Unaudited)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

ITEM 4T.	CONTROLS AND PROCEDURES	26

	PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	27

ITEM 1A.	RISK FACTORS	27

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	28

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	28

ITEM 5.	OTHER INFORMATION	28

ITEM 6.	EXHIBITS	28

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$656,000	$792,000
Accounts receivable, net	794,000	164,000
Inventories	1,740,000	2,623,000
Prepaid expenses and other current assets	144,000	173,000
Total current assets	3,334,000	3,752,000
Property and equipment, net	6,832,000	6,933,000
Related party receivables	227,000	274,000
Other assets	154,000	148,000
Total assets	$10,547,000	$11,107,000

LIABILITIES AND STOCKHOLDERS DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,606,000	$1,318,000
Accrued salaries	5,000	517,000
Accrued interest	1,961,000	954,000
Related parties debt	1,921,000	5,404,000
Current portion of long term debts	5,468,000	5,491,000
Other current liabilities and accrued expenses	1,530,000	1,136,000
Warrant liability	200,000	292,000
Total current liabilities	$12,691,000	$15,112,000

Long term debt	12,231,000	6,785,000

Total liabilities	24,922,000	21,897,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS DEFICIT

Total Preferred Stock Authorized 100,000,000
Convertible Preferred stock B, par value $.01 per share, authorized 100,000, issued and outstanding 0 at September 30, 2009 and 100,000 at December 31, 2008	$-	$1,000
Convertible Preferred stock C, par value $.01 per share, authorized 300,000, issued and outstanding: 27,635 at September 30, 2009 and 233,200 at December 31, 2008	-	2,000
Common stock, par value $.01 per share, authorized - 3,000,000,000 at September 30, 2009 and 750,000,000 at December 31, 2008 respectively; issued and outstanding - 1,734,752,199 and 745,924,782	17,348,000	7,459,000
Additional paid-in capital	116,304,000	122,528,000
Cumulative translation adjustments	(3,424,000)	(3,307,000)
Accumulated deficit	(144,603,000)	(137,473,000)
Total stockholders deficit	(14,375,000)	(10,790,000)
Total liabilities and stockholders deficit	$10,547,000	$11,107,000

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Products and services sales	$6,097,000	$3,602,000	$3,017,000	$1,306,000

COSTS AND EXPENSES
Cost of goods sold	7,811,000	6,226,000	2,092,000	2,539,000
Engineering, research and development	497,000	1,494,000	166,000	5,000
General and administrative	2,846,000	4,424,000	1,326,000	1,320,000
Sales and marketing	430,000	537,000	99,000	181,000
Depreciation	194,000	334,000	100,000	170,000
Total costs and expenses	11,778,000	13,015,000	3,783,000	4,215,000
Income (Loss) from operations	(5,681,000)	(9,413,000)	(766,000)	(2,909,000)

OTHER INCOME (EXPENSE)
Warrant income/change in fair value (expense)	65,000	9,643,000	(78,000)	1,220,000
Interest expense, net of interest income	(1,105,000)	(485,000)	(498,000)	(275,000)
Interest expense related to amortization of discount on convertible debt	-	(3,827,000)	-	(55,000)
Currency exchange income (expense)	(425,000)	-	(206,000)	-
Other	16,000	9,000	-	(232,000)
Total other income (expense)	(1,449,000)	5,340,000	(782,000)	658,000
NET INCOME (LOSS)	$(7,130,000)	$(4,073,000)	$(1,548,000)	$(2,251,000)

Discount related to beneficial conversion feature of Preferred Stock	-	(2,147,000)	-	-
NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$(7,130,000)	$(6,220,000)	$(1,548,000)	$(2,251,000)
OTHER COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments	(117,000)	321,000	73,000	(189,000)
COMPREHENSIVE INCOME (LOSS)	$(7,247,000)	$(5,899,000)	$(1,475,000)	$(2,440,000)
Weighted average number of common shares outstanding:	1,605,405,563	1,559,832,447	1,629,998,030	1,593,027,896
Basic and diluted net (loss)/income per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES
Net Income / (Net loss)	$(7,130,000)	$(4,073,000)
Adjustments
Depreciation expense	643,000	810,000
Impairment charge for fixed assets	-	225,000
Bad debt expense	-	160,000
Loss on sale of property and equipment	-	81,000
Currency transaction loss (gain)	425,000	-
Warrant income/change in fair value	(65,000)	(9,643,000)
Interest expense beneficial conversion feature	-	3,826,000
(Increase)/decrease in assets
Inventories	883,000	994,000
Accounts receivable	(583,000)	428,000
Prepaid expenses and other assets	23,000	294,000
Increase/(Decrease) in liabilities
Accounts payable & accrued expenses	1,320,000	(489,000)
Net cash used in operating activities	(4,484,000)	(7,387,000)
CASH FLOW FROM INVESTING ACTIVITIES
Capital Expenditures	(344,000)	(715,000)
Net cash used in investing activities	(344,000)	(715,000)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	(42,000)	(105,000)
Proceeds from loans from related parties	1,448,000	100,000
Proceeds from issuance of convertible debt	3,555,000	3,776,000
Proceeds from exercise of warrants	-	512,000
Net cash provided by financing activities	4,961,000	4,283,000
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	133,000	(3,819,000)
CURRENCY EFFECTS ON CASH AND CASH EQUIVALENTS	(269,000)	(343,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	792,000	4,458,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$656,000	$296,000

Interest paid (Silent Partnership Loans - TBG)	$69,000	$69,000
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s operating plan seeks to minimize its capital requirements, but the expansion of its production capacity to meet increasing sales and refinement of its manufacturing process and equipment will require additional capital. The Company expects that operating and production expenses will increase significantly to meet increasing sales. For this reason the Company restructured its business in the third quarter of 2008, by abandoning its flat cell production activity and streamlining its cylindrical cell production in Nordhausen Germany. Going forward the US operation will assemble batteries to customer needs for the US market. Batteries for the EU (European Union) market will initially be assembled in Nordhausen Germany. During the third quarter of 2009 the Company was able to raise approximately $1.1 million in net proceeds in debt financing and bringing the total amount raised during the nine months ending on September 30, 2009 to $5.0 million (See Note 7).  The Company is continuing to seek other financing initiatives and needs to raise additional capital to meet its working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities. The Company believes that if it raises approximately $7 million in debt and equity financings it would have sufficient funds to meet its needs for working capital, repayment of debt, capital expenditures and expansion plans over the next twelve months.

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

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

As of September 30, 2009, there have been no material changes to any of our significant accounting policies other than the changes related to implementation of FASB ASC 815-40 as described below.

Recently Issued Accounting Standards
The Company adopted FASB Accounting Standards Codification (ASC) 105 “Generally Accepted Accounting Principles” (former SFAS 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of this Standard did not have a material effect on the Company’s consolidated results of operations or financial condition.

In June 2008, the FASB issued new accounting guidance as codified in ASC 815-40 on  determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This guidance addresses how to assess whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of FASB ASC 815 “Derivatives and Hedging”.  This guidance was effective as of the beginning of our 2009 fiscal year. The adoption of this guidance did not have material impact on the Company’s consolidated results of operations and financial condition.  See Note 7 Debt for discussion.

In June 2009, the FASB issued FASB ASC 855, “Subsequent Events” (“FASB ASC 855”). Prior to FASB ASC 855, the authoritative guidance for subsequent events was previously addressed only in U.S. auditing standards. FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. ASC 855 does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles in the United States (“GAAP”) that provide different guidance on the accounting treatment for subsequent events or transactions. The Company has adopted FASB ASC 855.  As a result of the adoption of this standard, the Company has evaluated subsequent events relating to the three months and nine months ended September 30, 2009 through to and including November 16, 2009, the date of issue of the Company’s Condensed Consolidated Financial Statements.

NOTE 4—INVENTORIES

Inventories primarily include raw materials and auxiliary materials required for the production process.

Inventories at September 30, 2009 and December 31, 2008 are made up of the following:

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
Finished Goods	$507,000	$1,014,000
Work In Process	592,000	808,000
Raw Materials	641,000	801,000
	$1,740,000	$2,623,000

NOTE 5—PROPERTY AND EQUIPMENT
Property and equipment at September 30, 2009 and December 31, 2008 is summarized as follows:

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
Land and buildings	$4,324,000	$3,910,000
Technical and laboratory equipment	8,528,000	8,352,000
Asset under construction and equipment deposit	478,000	285,000
Office equipment and other	865,000	1,244,000
Sub Total	14,195,000	13,791,000
Less: Accumulated depreciation and amortization	(7,363,000)	(6,858,000)
	$6,832,000	$6,933,000

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of September 30, 2009 is as follows:

	September 30, 2009
	(unaudited)
	Foreign	Domestic	Total
Tax loss carry forwards	$25,186,000	$23,598,000	$48,784,000
Less valuation allowance	(25,186,000)	(23,598,000)	(48,784,000)
	$-	$-	$-

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

In June 2009 GAIA received the initial assessment of an investigation of the German tax authorities regarding the transfer of Intellectual Property Rights and patents to Dilo AG in Switzerland, a wholly owned subsidiary, over the period 2001-2004. In the past years, former management has been of the opinion that these investigations would not result in a material claim against GAIA or its former management from the German tax authorities. The claim is that on the value of the transfer both Value Added Tax and Corporate tax had to be filed and paid. The amounts which in the view of the German Tax authorities should have been paid over the above mentioned period is substantial and could have substantial impact on the continuity of GAIA. Management did prepare a response to the German Tax authorities claim in which management  disagrees with their claim and believes that the ultimate resolution of this matter will not have a material adverse effect on the Company’s financial statements.

NOTE 7—DEBT

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
Current debt is summarized as follows:
Loans From Financial Institutions	$41,000	$82,000
Silent Partner loans-TBG	2,180,000	2,162,000
July 2007 10% Convertible Debenture	3,247,000	3,247,000
Sub total current debt	$5,468,000	$5,491,000
Related party debt
Subordinated loans from Archhill	$-	$3,627,000
Promisory note to Archhill	1,921,000	1,777,000
Sub total related party debt	$1,921,000	$5,404,000
Long term debt
June 2008, 9% Convertible Note	$10,725,000	$6,785,000
9% Related party convertible debenture	1,506,000	-
Sub Total Long term debt	$12,231,000	$6,785,000
Warrant liability	200,000	292,000
Total debt	$19,820,000	$17,972,000

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $41,000 and $82,000 as of September 30, 2009 and December 31, 2008, respectively, that are collateralized by the specific assets financed by the loans and bear European commercial standard rates which were 7% and 7% as of September 30, 2009 and December 31, 2008, respectively.

SILENT PARTNERSHIP LOANS- TBG

Technology-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan, which bears interest at 6% per annum. The total amount payable to TBG under the Partnership Agreements at September 30, 2009 and December 31, 2008 was $2,180,000 and $2,162,000, respectively.  TBG is entitled to receive an annual 12% share in profits related to its contributions under the TBG Partnership Agreement.  The TBG Partnership Agreement provides that should GAIA receive additional injections of capital in the course of further financing rounds, TBG shall adjust its profit sharing to the capital ration applicable at such time. Management believes that based upon subsequent equity received by GAIA that the present profit sharing that TBG is entitled to under the Agreement is approximately 4.4%. Management further believes that it is unlikely that TBG will receive any profit sharing under the Partnership Agreement at any time in the near future.

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

GAIA negotiated with TBG to convert the TBG Partnership Agreement into a long term loan bearing an interest rate of 6% per annum, including a repayment schedule. See Note 14 – Subsequent Events for further discussion.

JULY 2007 10% CONVERTIBLE DEBENTURE

On July 11, 2007, the European Subsidiaries Debt and accrued interest was satisfied with the payment of €6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,000 (the “Convertible Note”). The Convertible Note is convertible into shares of Company common stock at $0.10 per share. The Convertible Note accrues interest at 10% per annum and is due and payable on September 1, 2008. The Company has the right to repay the Convertible Note at any time prior to maturity without penalty. The Convertible Note is secured by 90 million shares of Company common stock.  As of September 30, 2009 and December 31, 2008, $3,247,000 was outstanding under the convertible debenture net of debt discount of $0. As of September 30, 2009 and December 31, 2008, accrued interest of $785,000, and $492,000, respectively, was outstanding under the Convertible Note. Upon issuance, the Company recorded a discount from beneficial conversion feature of $325,000 that is amortized over the life of the note using the effective interest method. Interest expense related to the amortization of the discount from the beneficial conversion feature was $0 and $54,000 and $0 and $199,000 for the three and nine months ended September 30, 2009 and September 30, 2008, respectively.

As of September 1, 2008 the debenture has been extended for an additional nine months, under the same conditions. The interest on the unpaid balance of the interest as of September 1, 2008 was increased from 10% to 12%. On March 1, 2009 the note has been extended until January 1, 2010 under the same conditions as the first extension.

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

The Company and Arch Hill, which is approximately 46% beneficial owner of the Company, settled $2,146,529 of Arch Hill’s outstanding debt by issuing 45,016.84 shares of Series C Preferred Stock. Because this is a related party transaction, any losses on settlement would be recorded as an adjustment to equity with no financial statement impact. The Company recorded the Series C Preferred Stock issued at par value with the difference affecting additional paid in capital for a total impact on equity of $2,146,529.

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

The balance of $3,627,000 remained payable to Arch Hill after issuance of the Series C Preferred Stock, and was included in the Promissory Notes balance. As the conversion price was beneficial to Arch Hill at the time of the settlement agreement because the conversion price was below market on that date, a beneficial conversion discount was recorded on the remaining debt.

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

On March 25, 2009 the Company filed an Amendment to its Restated Certificate of Incorporation in which it increased the amount of authorized common shares to 3 billion. On September 14, 2009 the balance of the outstanding debt to Arch Hill was converted into 190,172,300 shares of Company common stock.

PROMISSORY NOTE TO ARCH HILL

Arch Hill Real Estate N.V. had over the period 2004 and 2005 billed an amount of $70,000 per month as management fees to Gaia Holding BV. The amount was unpaid as of September 30, 2009 and December 31, 2008 and is included in promissory notes. The total amount was $1,921,000 and $1,777,000 as of September 30, 2009 and December 31, 2008. The loans bear cumulative interest at 6% per annum. Under the subordinated loan agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA. Interest accrued during the period from January 1, 2009 to September 30, 2009 in the amount of $78,000 was added to the outstanding principal amount.

JUNE 2008 9% CONVERTIBLE NOTES

The Company closed on a convertible debt financing (the “June 2008 Financing”) by issuing convertible notes (“Convertible Notes”) to fifteen institutional investors from June 12, 2008 to September 30, 2009 (the “Lenders”) for a total of Euros 7.35 million (approximately U.S. $10,725,000). The Company issued its convertible notes (the “Convertible Notes”) to the Lenders in connection with the June 2008 Financing. The Convertible Notes are convertible at $0.07 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Notes. The Convertible Notes accrue interest at 9% per annum and are due and payable on September 30, 2011 (the “Maturity Date”). As of September 30, 2009 and December 31, 2008, Euros 583,000 (approximately $851,000) and Euros 139,000 (approximately $204,000) was accrued in interest for these notes, respectively.  All obligations of the Company under the Convertible Notes will be secured by security interests in all of the tangible and intangible fixed assets, including real estate, of the Company.

In April, 2009 the Company received confirmation from one of the investors that the terms and conditions of the June 2008 9% convertible loan will apply to the loan of EUR 100,000 which was originally granted as a bridge loan in 2008. The amount of EUR 100,000 is included in the balance of the June 2008 9% convertible note as of both September 30, 2009 and December 31, 2008.

Based upon the conversion price and under the assumption that all note holders would voluntary choose for a conversion into shares, the Note, principal and accrued interest, would convert into 159,876,119 common shares as of September 30, 2009.

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

9% RELATED PARTY DEBENTURE

The Company closed on a convertible debt financing (the “March 2009 Financing”) with Arch Hill from March 1, 2009 to September 30, 2009 (the “Lender”) for a total of Euros 1,032,000 (approximately U.S. $1,506,000). The Company issued its convertible debentures (the “Convertible Debenture”) to the Lender in connection with this March 2009 Financing. The Convertible Debenture is convertible at $0.07 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Debenture. The Convertible Debenture accrues interest at 9% per annum and are due and payable on September 30, 2011 (the “Maturity Date”). As of September 30, 2009  Euros 33,000 (approximately $48,000) was accrued in interest.

Based upon the conversion price and under assumption that the lender would voluntary choose for a conversion into shares, the Convertible Debenture, principal and accrued interest, would convert into 20,751,617 common shares as of September 30, 2009.

WARRANT LIABILITY

The Company adopted FASB ASC 815-40 effective January 1, 2009. The adoption of FASB ASC 815-40 affects the requirements of accounting for warrants and many convertible instruments that have provisions that protect holders from a decline in the stock price (or “down-round” provisions). Warrants with such provisions are not considered indexed to the Company’s stock and if they meet other derivative instrument criteria would be considered derivative instruments.

Down-round provisions reduce the exercise or conversion price of a warrant or convertible instrument if the Company either issues equity shares for a price that is lower than the exercise or conversion price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. The Company evaluated whether warrants to acquire the Company’s common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option.

The warrant issued to Arch Hill, in conjunction with the October 2005 Arch Hill Debt Exchange, and warrant issued to Portfolio Lenders II, LLC, in conjunction with the December 6, 2005 convertible note, contain down-round adjustment provisions. The Company concluded that such a triggering event was not based on an input to the fair value of “fixed-for-fixed” option and therefore is not considered indexed to the Company’s own stock. The Arch Hill warrant also contains a net settlement provision and because it contains both characteristics, is accounted for as a derivative in accordance with FASB ASC 815-10. The Portfolio Lenders II, LLC warrant does not contain a net settlement provision. The Company recognizes both the Arch Hill and the Portfolio Lenders II, LLC warrants as a liability at the fair value on each reporting date. These warrants were classified as liability in prior periods due to lack of sufficient authorized shares of common stock that would have to be issued in the event of exercise.  Although the Company has increased the authorized shares of common stock to be issued to allow conversion of all warrants and convertible instruments, warrants with down-round provisions will remain classified as liabilities at their fair value.  The Company measured the fair value of these warrants as of September 30, 2009 to be $200,000, and recorded other income of $65,000 resulting from the reduction of the liability associated with fair value changes of the warrants as of September 30, 2009. The Company determined the fair values of these securities using the Black-Scholes valuation model with the following assumptions:

Number of warrants 4,205,262
Exercise price $ .0243
Fair value of warrants $200,000
Volatility 163.5% -167.5%
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

Recurring Level 3 Activity and Reconciliation
The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial liabilities categorized as Level 3 as of September 30, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Warrant liability:

Balance as of January 1, 2009	$292,000
Decrease in fair value of warrants	(65,000)
Reclassification to equity	(27,000)
Balance as of September 30, 2009	$200,000

NOTE 8—COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

The Company was leasing a 12,400 square foot facility at 5115 Campus Drive in Plymouth Meeting, Pennsylvania pursuant to a Lease Agreement with PMP Whitemarsh Associates dated July 22, 1994, as amended. The facility was being leased under a one-year lease extension that commenced on April 1, 2008 and ended on March 31, 2009. The base annual rent under this lease agreement was $160,000. LTC did not extend the lease after March 31, 2009. In August 2008 the Company signed an Asset Purchase Agreement with Porous Power Technologies and a Sublease Agreement with Porous Power Technologies. At the facility, the Company sold some of the assets to Porous Power Technologies, the others which could be of use to the Company at its manufacturing facility in Nordhausen, Germany were shipped from Plymouth Meeting to Nordhausen, Germany. Porous Power Technologies has been sub-tenant to the Company at the Company’s Plymouth Meeting facility from August 2008 until September 30, 2009. Porous Power Technologies signed a lease agreement for the Plymouth Meeting facility on April 1, 2009. The Company signed a six month sublease agreement on April 1, 2009 with Porous Power Technologies of a total rent of $42,000 ($7,000 per month), with the possibility to extend the sublease for 3 month periods. In September 2009 the Company extended  the sublease for 3 months. This facility has sufficient space to meet the Company’s near-term needs in the United States.  The Company’s corporate headquarters are located at the Plymouth Meeting, Pennsylvania facility.

LITIGATION

Andrew J. Manning, a former employee of the Company, filed a complaint in October 2008, in the Superior Court of New Jersey, Morris County, Law Division, against the Company and other parties, alleging breach of contract, breach of covenant of good faith and fair dealing, negligent misrepresentation, tortious interference with Mr. Manning’s economic gain, retaliation, unjust enrichment, and intentional infliction of emotional distress. The Company and management believe that the allegations in the Complaint have no merit and the Company intends to vigorously defend the suit. This matter has not been resolved as of the date hereof. The Company received a Mediation Order which will take place prior to year end.

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

The Company is authorized to issue 3.0 billion shares of the common stock and 100 million shares of preferred stock. Of the 100 million authorized shares of preferred stock, the Company designated 1,000 shares as Series A Convertible Preferred Stock, which the Company delivered to an investor in the private placement of A Units which concluded in January 2005 and have subsequently been converted into the Company’s common stock. Additionally, the Company designated 100,000 shares of Series B Convertible Preferred Stock which the Company delivered to Arch Hill Capital in connection with a debt exchange in October 2005 of which 0 are outstanding as of September 30, 2009 and 100,000 were outstanding on December 31, 2008. Additionally, the Company designated 300,000 shares of Series C Convertible Preferred. As of September 30, 2009 and December 31, 2008, 27,635 and 233,200 shares of Series C Convertible Preferred Stock were respectively outstanding.

SERIES B PREFERRED STOCK

The Company authorized 100,000 shares of Series B Convertible Preferred Stock, which were issued on November 14, 2005. The shares of Series B Convertible Preferred Stock are not entitled to receive dividends in shares of the Company’s common stock. The 100,000 shares of convertible preferred stock are convertible into an aggregate of 264,103,114 shares of common stock and have voting rights equal to 264,103,114 shares of common stock.

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

On September 14, 2009 the outstanding 100,000 shares of Series B Convertible Preferred Stock were converted into 264,103,114 shares of Company common stock.

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

The terms of the Company’s Series C Preferred Stock provide for the automatic conversion of each outstanding share of Series C Preferred Stock into 2,500 shares of Company common stock ninety (90) days following authorization and reservation of a sufficient number of shares of Common Stock by all requisite action by the Corporation, including action by the Board and by the shareholders of the Corporation, to provide for the conversion of all outstanding shares of Series C Preferred into fully paid and nonassessable shares of Common Stock.  Accordingly, all shares of Series C Preferred Stock outstanding on June 23, 2009, ninety (90) days of the Authorization Date, will be converted into shares of common stock. The Company is working on the exchange from the Series C Preferred Stock certificates into these common stock certificates.

In September 2009 205,565 of the outstanding shares of Series C Preferred Stock were converted into 513,912,500 shares of the Company’s common stock.  As of September 30, 2009, 27,635 shares of Series C Preferred Stock remain outstanding. These shares will be converted into shares of Company’s common stock.

NOTE 10—SEGMENT INFORMATION

FASB ASC 280-10, “Disclosure About Segments of an Enterprise and Related Information” (FASB ASC 280-10), defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the way it organizes its business for making operating decisions and assessing performance, the Company has determined that it has two geographical separable reportable operating segments.

Management reviews its Domestic Operations and its European Operations to evaluate performance and resources. Management has aggregated its operations into one industry segment since its Domestic and European Operations are similar and meet the aggregation criteria of FASB ASC 280-10, “Disclosures about segments of an enterprise and related information”.

Geographic information is as follows:

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues
Domestic Operations	$2,011,000	$1,115,000	$569,000	$316,000
European Operations	4,086,000	2,487,000	2,448,000	990,000
	$6,097,000	$3,602,000	$3,017,000	$1,306,000

NOTE 11—NET INCOME/LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to FASB ASC 260-10, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share. The Company made such determination because: 1) Arch Hill Capital, which controls the Company, has the ability to authorize the necessary shares for conversion; 2) the preferred shares have no significant preferential rights above the common shares; and 3) the preferred shares will automatically convert at a later date upon proper share authorization. As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the nine and three months ended September 30, 2009 and 2008 was as follows:

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Series B Preferred Stock	248,452,559	264,103,114	217,151,449	264,103,114
Series C Preferred Stock	552,545,926	627,496,459	491,637,778	635,988,730
Common Stock	804,407,077	668,232,874	921,208,803	692,936,052
Total	1,605,405,562	1,559,832,447	1,629,998,030	1,593,027,896

Due to net losses in all periods ended September 30, 2009 and 2008, the effect of the potential common shares resulting from convertible promissory notes payable, stock options and warrants were excluded, as the effect would have been anti-dilutive.

As of September 30, 2009 there are 6,455,262 warrants outstanding with a weighted average exercise of $0.190.

NOTE 12—CORPORATE AND OTHER MATTERS

Governance Agreement

On April 28, 2008 the Company entered into a Governance Agreement (the “Governance Agreement”) with certain shareholders of the Company (the “Investors”), Stichting Gemeenschappelijk Bezit LTC, (the “Foundation”), and Arch Hill Capital NV (“Arch Hill Capital” and together with the Foundation, the “Arch Hill Parties”). The Investors include eight persons or entities that are the beneficial owners of shares of the Company’s Series C Preferred Stock and/or Common Stock. The Investors beneficially own approximately 29% of the Company’s Common Stock in the aggregate at the time of the Governance Agreement. Arch Hill Capital beneficially owned approximately 64% of the Company’s Common Stock including the shares beneficially owned by its affiliate the Foundation at the time of the Governance Agreement.

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

Consulting Agreements

On September 25, 2009 the Company entered into consulting agreements with each of Steenbergh Management B.V. (the “Steenbergh Consulting Agreement”), FMSUD Consultancy B.V. (the “FMSUD Consulting Agreement”), and OUIDA Management Consultancy B.V. (the “OUIDA Consulting Agreement”), (collectively, the “Consulting Agreements”).

Each of the Consulting Agreements expires on December 31, 2010 and may be terminated on 60 days written notice.  Each Consulting Agreement provides that the Consultant will consult with the directors, officers and employees of the Company concerning matters relating to the management and organization of the Company, its financial policies, the terms and conditions of employment of the Company’s employees, and generally any matter arising out of the business affairs of the Company.

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

The OUIDA Consulting Agreement provides for Mr. Kremers, an employee of OUIDA Management Consultancy B.V. and the Chief Executive Officer and a director of the Company, to spend a minimum of 160 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of Euros 20,820.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

September 30, 2009 Supplemental Cash Flow Information

In the third quarter of 2009 all of the outstanding Series B Preferred Stock of the Company, the majority of the outstanding Series C Preferred Stock of the Company were converted into Common Stock of the Company  and an amount of Common Stock of the Company were issued, as summarized as follows:

	Convertible Preferred Class B Stock		Convertible Preferred Class C Stock		Common Stock		Additional Paid in Capital
	Shares	Amount	Shares	Amount	Shares	Amount
Beginning balance as of 1/1/09	100,000	$1,000	233,200	$2,000	745,924,782	$7,459,000	$122,528,000
Exercise of Warrants					472,836	5,000	11,000
Conversion of 100.000 Series B Convertible Preferred into Common Stock	(100,000)	(1,000)			264,103,114	2,641,000	(2,640,000)
Conversion of 205565 Series C Convertible Preferred into Common Stock			(205,565)	(2,000)	513,912,500	5,139,000	(5,137,000)
Conversion of February 2008 debt exchanges issued to Arch Hill					190,172,300	1,902,000	1,725,000
Issuance of Common Stock					20,166,667	202,000	(202,000)
Warrants expired during 2009							$19,000
Ending balance as of 9/30/09	-	$-	27,635	$-	1,734,752,199	$17,348,000	$116,304,000

September 30, 2008 Supplemental Cash Flow Information

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

During the quarter ended September 30, 2008 74,340,014 warrants expired unexercized.

NOTE 14—SUBSEQUENT EVENTS

Silent Partnership Loans - TBG

GAIA negotiated with TBG to convert the TBG Partner Agreement into a long term loan bearing an interest rate of 6.78% per annum, including a repayment schedule. In November 2009 the Company received notice of acceptance by TBG. The debt will be repaid over a period of 3 years, resulting in a payment of €125,000 per quarter, with the first payment on December 31, 2009. Interest on the unpaid balance will be 6.78% per annum. The interest will be paid bi-annually on September 30 and March 31 every year. The non-recurrent remuneration has been lowered to 40% of the invested amount, at the end of the repayment of the principal amount. Whether this non-recurrent remuneration will become payable will be dependent on the financial conditions of GAIA at the end of the repayment period. Management does not believe that this amount will become payable due to the current financial condition of GAIA.  As such, no amounts relating to the remuneration have been accrued at this time.

Other

In March 2009 LTC received a request from Frankendael Participatiemaatschappij NV (“Frankendael”) to confirm to Frankendael the outstanding amount as part of the “Stille Beteiligung” loan agreement of March 1999 (the “Frankendael Debt”), which would mature after 10 years. Management is of the opinion that there is no outstanding amount due from either LTC or GAIA to Frankendael due to the transfer of the Frankendael Debt from Frankendael to Arch Hill Ventures and the October 2005 debt exchange between Arch Hill Ventures and the Company, as reported in the Company’s Form 8-K dated October 21, 2005. In November 2009, Arch Hill and Frankendael reached an agreement, in which both parties confirm that there are no amounts outstanding between Frankendael and GAIA.

In October 2009 the Company obtained commitments for an additional Euro 3.2 million in convertible debt financing. Approximately Euro 800 thousand of the Euro 3.2 million commitment has been received by the Company during October and November 2009. The security will bear interest at 9% and is convertible into Common Stock of the Company at $0.04 per share. The security will be  collateralized by assets of Arch Hill Ventures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the financial statements and the accompanying notes thereto included elsewhere in this Report.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance.  The statements contained in this Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the successful commercialization of our batteries, future demand for our products, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, our ability to consummate future financings and other risks and uncertainties, certain of which are beyond our control. Additional factors that could affect the Company’s forward-looking statements include, among other things: the restatement of the Company’s financial statements for the fiscal year ended December 31, 2004, and the delay in filing financial statements and periodic reports with the Securities and Exchange Commission for the fiscal years ended December 31, 2005 to June 30, 2009; negative reactions from the Company’s stockholders, creditors, customer or employees to the results of the review and restatement or delay in providing financial information and periodic reports; the impact and result of any litigation (including private litigation), or of any investigation by the Securities and Exchange Commission or any investigation by any other governmental agency related to the Company; the Company’s ability to manage its operations during and after the financial statement restatement process; and the Company’s ability to successfully implement internal controls and procedures that remediate any material weakness in controls and ensure timely, effective and accurate financial reporting. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

Forward-looking statements are based on management’s current views and assumptions and involve known and unknown risks that could cause actual results, performance or events to differ materially from those expressed or implied in those statements.

GENERAL

We are engaged in continuing contract development and limited volume production, in both the United States and Germany, of large format lithium-ion rechargeable batteries used as power sources in advanced applications in the national security, transportation and stationary power markets. We have moved from a development and pilot-line production company to a small production business with our lithium-ion rechargeable batteries. The Company will be increasing production capacity by engaging into large volume cell delivery and battery assembly programs. The Company faces challenges in increasing production capacity to meet market demands, which are substantially larger than what the production facility is able to deliver. Insufficient working capital forces the Company to interrupt production from time to time.

The Company focuses on increased commercial activities and focused on closing sufficient sales to increase the production of its unique design of large format cylindrical Li-Ion cells. The Company also designs and assembles batteries using the large format cells. The focus on transport (thru direct sales), the stationary market (thru direct sales and a non-exclusive distributor agreement) and the military/defense market (thru an exclusive distributor agreement) paid off with an end result increase in revenue.

In September 2009 the Company received an ISO 9000 certificate for its cell manufacturing activity in Nordhausen Germany.

The focus on heavy duty vehicles in the US market resulted in an agreement with Design Line International in which the Company signed an agreement to build 91 large batteries (appr. 50 KWh). Delivery of the batteries under this agreement commenced in Q2 of 2009 and is expected to continue into 2010.

At the Frankfurt Autoshow in September Porsche introduced a Li Ion starter battery which can be ordered as option in its high performance vehicles. This battery has been developed in joint cooperation with LTC/GAIA and will be produced by LTC/GAIA going forward.

The Company also signed an exclusive distributor agreement with Enersys for the military/defense market globally. This cooperation gives both companies a unique opportunity to market and sell into this high quality/high margin market segment.

RESULTS OF OPERATIONS
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008

REVENUES FROM PRODUCTS SALES were $6,097,000 in the nine months ended September 30, 2009, up 69% from $3,602,000 in the same period in 2008. For the three months period ended September 30, 2009, revenues increased 131% from $1,306,000 in 2008 to $3,017,000 in 2009. The increase in sales is attributed to increased sales efforts and fruition of some projects the Company is involved with. As we are still an initial manufacturing stage enterprise, our mission continues to be to become a leading manufacturer of rechargeable lithium power solutions for advanced national security, transportation and stationary power applications. Through increased sales efforts the Company has been successful in increasing the order backlog substantially and for this reason the Company is focusing on the increase of production volumes in order to meet the backlog demand. The production process for cells has been analyzed and optimized to ensure that it is conducive to a substantial increase in production volume. However, the need for working capital limits the Company to increase production volume and its sales.

COST OF GOODS SOLD was $7,811,000 and $6,226,000 for the nine months ended September 30, 2009 and 2008, respectively. For the three months period ended September 30, 2009, cost of goods sold decreased from $2,539,000 in 2008 to $2,092,000 in 2009. The increase in the cost of goods sold is a result of increase of the production volume.  We continue to look for cheaper sources of raw materials and more efficient production processes. We anticipate relative costs to decline substantially as we achieve larger economies of scale. As our production volume increases, economy of scale will help to decrease the cost of goods sold per cell for both raw material as well as the direct costs like labor contributed per cell. The productivity per employee will increase and the general overhead costs will be allocated to more cells produced.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES during the nine months ended September 30, 2009 decreased by 67% to $497,000 from $1,494,000 in the same period in 2008. These expenses are primarily derived from our advancement of technology in large high rate battery applications. These expenses also relate to material consumed in the continued refinement of production process, as well as engineering and development time dedicated to advancement of manufacturing processes as well as time associated with the installation of new production equipment. The decrease is a result of streamlining actions taken by the Company to focus the Company to sales and production rather than on engineering, research and development.

GENERAL AND ADMINISTRATIVE EXPENSES during the nine months ended September 30, 2009 decreased by 33% to $2,846,000 from $4,424,000 in the same period in 2008. This decrease reflects our efforts to streamline the Company. The decrease in costs was mainly due to the Company consolidating certain existing consulting agreements which resulted in a reduction of costs of nearly $1,500,000 for the period ended September 30, 2009 as compared to the same period in the prior year. As a result several overlaps or activities which were undertaken in both the US and in Europe were taken out of the general and administrative expenses.

SALES AND MARKETING EXPENSES were $430,000 for the nine months ended September 30, 2009, a decrease of 20% from the same period in 2008. For the three months period ended September 30, 2009, sales and marketing expenses decreased from $181,000 in 2008 to $99,000 in 2009.

DEPRECIATION AND AMORTIZATION during the nine months ended September 30, 2009 decreased by 42% to $194,000 from $334,000 in the same period in 2008. For the three months period ended September 30, 2009 depreciation and amortization expenses decreased 41% to $100,000 from $170,000 in the three months period ended September 30, 2008.

INTEREST EXPENSE, NET OF INTEREST INCOME Interest expense, net of interest income for the nine months ended September 30, 2009 increased by 122% to $1,105,000 from $498,000 in the same period in 2008. For the three months period ended September 30, 2009, interest expense increased to $485,000 in 2009 from $275,000 in 2008. The increase is mainly a result of the increased debt financing instruments the Company entered into in 2008 and in particular the June 2008 9% Convertible Note.

WARRANT INCOME/EXPENSE The Company recognized a gain from changes in fair value of warrants in the amount of $65,000 for the nine month period ended September 30, 2009, as compared to a gain of $9,643,000 in the nine month period ended September 30, 2008. For the three months ended September 30, 2009 and 2008, the Company recognized a loss of $78,000 as compared to a gain of  $1,220,000, respectively, related to changes in fair value of the warrants.  Warrants classified as liabilities are marked to market every reporting period using Black-Scholes valuation model. Fluctuations resulting from the valuation of the warrants’ liability are reflected in the Statement of Operations.

NET (LOSS) TO COMMON SHAREHOLDERS was $(7,130,000) or $(0.00) per share for the nine months ended September 30, 2009 as compared to a net loss of $(6,220,000) or $(0.00) per share for the nine months ended September 30, 2008.  For the three months period ended September 30, 2009, the Company had a net loss of $(1,548,000) as compared to a net loss of $(2,251,000)  in 2008.

ACCUMULATED DEFICIT Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next few years. As of September 30, 2009, our accumulated deficit was $144,603,000.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

On September 30, 2009, and December 31, 2008 cash and cash equivalents were $656,000 and $792,000 respectively. Total liabilities on September 30, 2009 and December 31, 2008 were $24,922,000 and $21,897,000 respectively.  On September 30, 2009, and December 31, 2008 assets included $1,740,000 and $2,623,000 in inventories, net property and equipment of $6,832,000 and $6,933,000, and prepaid expenses and other current assets of $144,000 and $173,000 , respectively . As of September 30, 2009, our working capital deficit was $9,357,000 as compared to $11,360,000 on December 31, 2008. We expect to incur decreasing operating losses as we continue our commercialization efforts. These efforts will increase sales and due to efforts to decrease raw material prices and stringent cost calculation of cells, the contribution of the sales increase will be positive and therefore decrease the operating losses going forward. By decreasing the relative cost price of the cells the operating losses will be decreased even faster. The ability to finance our need for working capital, being raw materials, work in process and the accounts receivables, will be crucial whether the Company will be able to increase production volumes. Any production standstill due to the shortage of raw material immediately results in operating losses.

Our debt and other liabilities as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
Current debt is summarized as follows:
Loans From Financial Institutions	$41,000	$82,000
Silent Partner loans-TBG	2,180,000	2,162,000
July 2007 10% Convertible Debenture	3,247,000	3,247,000
Sub total current debt	$5,468,000	$5,491,000
Related party debt
Subordinated loans from Archhill	$-	$3,627,000
Promisory note to Archhill	1,921,000	1,777,000
Sub total related party debt	$1,921,000	$5,404,000
Long term debt
June 2008, 9% Convertible Note	$10,725,000	$6,785,000
9% Related party convertible debenture	1,506,000	-
Sub Total Long term debt	$12,231,000	$6,785,000
Warrant liability	200,000	292,000
Total debt	$19,820,000	$17,972,000

For more detailed information on our term liabilities, see Note 7 to our financial statements contained herein.

FINANCING TRANSACTIONS

We have financed our operations since inception primarily through equity and debt financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives.  From January to September 2009, we raised approximately $5.0 million in debt financing transactions.   We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities. No assurances can be given that such financing will be available in sufficient amounts or at all. If such financing is not available, there can be no assurance that Arch Hill Capital or any other major shareholder will provide any further funding.

The following is a general description of our existing debt and equity financing transactions.  See also the Notes to Consolidated Financial Statements included with this Report.

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $41,000 and $82,000 as of September 30, 2009 and December 31, 2008, respectively, that are collateralized by the specific assets financed by the loans and bear European commercial standard rates which were 7% and 7% as of September 30, 2009 and December 31, 2008, respectively.

SILENT PARTNERSHIP LOANS- TBG

Technology-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan, which bears interest at 6% per annum. The total amount payable to TBG under the Partnership Agreements at September 30, 2009 and December 31, 2008 was $2,180,000 and $2,162,000, respectively.  TBG is entitled to receive an annual 12% share in profits related to its contributions under the TBG Partnership Agreement.  The TBG Partnership Agreement provides that should GAIA receive additional injections of capital in the course of further financing rounds, TBG shall adjust its profit sharing to the capital ration applicable at such time. Management believes that based upon subsequent equity received by GAIA that the present profit sharing that TBG is entitled to under the Agreement is approximately 4.4%. Management further believes that it is unlikely that TBG will receive any profit sharing under the Partnership Agreement at any time in the near future.

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

GAIA negotiated with TBG to convert the TBG Partnership Agreement into a long term loan bearing an interest rate of 6% per annum, including a repayment schedule. See Note 14 – Subsequent Events for further discussion.

JULY 2007 10% CONVERTIBLE DEBENTURE

On July 11, 2007, the European Subsidiaries Debt and accrued interest was satisfied with the payment of €6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,000 (the “Convertible Note”). The Convertible Note is convertible into shares of Company common stock at $0.10 per share. The Convertible Note accrues interest at 10% per annum and is due and payable on September 1, 2008. The Company has the right to repay the Convertible Note at any time prior to maturity without penalty. The Convertible Note is secured by 90 million shares of Company common stock.  As of September 30, 2009 and December 31, 2008, $3,247,000 was outstanding under the convertible debenture net of debt discount of $0. As of September 30, 2009 and December 31, 2008, accrued interest of $785,000, and $492,000, respectively, was outstanding under the Convertible Note. Upon issuance, the Company recorded a discount from beneficial conversion feature of $325,000 that is amortized over the life of the note using the effective interest method. Interest expense related to the amortization of the discount from the beneficial conversion feature was $0 and $54,000 and $0 and $199,000 for the three and nine months ended September 30, 2009 and September 30, 2008, respectively.

On September 1, 2008 the Convertible Note was extended for an additional nine months, under the same conditions. Interest on the unpaid balance of the interest as of September 1, 2008 was increased from 10% to 12%. On March 1, 2009 the Convertible Note was extended until January 1, 2010 under the same conditions as the first extension.

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

As described above, the Company agreed to issue 302,714,400 common stock shares, but because the Company did not have enough shares of common stock authorized, the Company issued 45,016.84 Series C Preferred Stock in lieu of issuing 112,542,100 as a partial settlement of the debt.

The Company and Arch Hill, which is approximately 46% beneficial owner of the Company, settled $2,146,529 of Arch Hill’s outstanding debt by issuing 45,016.84 shares of Series C Preferred Stock. Because this is a related party transaction, any losses on settlement would be recorded as an adjustment to equity with no financial statement impact. The Company recorded the Series C Preferred Stock issued at par value with the difference affecting additional paid in capital for a total impact on equity of $2,146,529.

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

The balance of $3,627,000 remained payable to Arch Hill after issuance of the Series C Preferred Stock, and was included in the Promissory Notes balance. As the conversion price was beneficial to Arch Hill at the time of the settlement agreement because the conversion price was below market on that date, a beneficial conversion discount was recorded on the remaining debt.

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

On March 25, 2009 the Company filed an Amendment to its Restated Certificate of Incorporation in which it increased the amount of authorized common shares to 3 billion. As part of this increase on September 14, 2009 the balance of the outstanding debt to Arch Hill was converted into 190,172,300 shares of Company common stock.

PROMISSORY NOTE TO ARCH HILL

Arch Hill Real Estate N.V. had over the period 2004 and 2005 billed an amount of $70,000 per month as management fees to Gaia Holding BV. The amount was unpaid as of September 30, 2009 and December 31, 2008 and is included in promissory notes. The total amount was $1,921,000 and $1,777,000 as of September 30, 2009 and December 31, 2008. The loans bear cumulative interest at 6% per annum. Under the subordinated loan agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative stockholders’ equity. The loans are subordinated to all other creditors of GAIA. Interest accrued during the period from January 1, 2009 to September 30, 2009 in the amount of $78,000 was added to the outstanding principal amount.

JUNE 2008 9% CONVERTIBLE NOTES

The Company closed on a convertible debt financing (the “June 2008 Financing”) by issuing convertible notes (“Convertible Notes”) to fifteen institutional investors from June 12, 2008 to September 30, 2009 (the “Lenders”) for a total of Euros 7.35 million (approximately U.S. $10,725,000). The Company issued its convertible notes (the “Convertible Notes”) to the Lenders in connection with the June 2008 Financing. The Convertible Notes are convertible at $0.07 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Notes. The Convertible Notes accrue interest at 9% per annum and are due and payable on September 30, 2011 (the “Maturity Date”). As of September 30, 2009 and December 31, 2008, Euros 583,000 (approximately $851,000) and Euros 139,000 (approximately $204,000) was accrued in interest for these notes, respectively.  All obligations of the Company under the Convertible Notes will be secured by security interests in all of the tangible and intangible fixed assets, including real estate, of the Company.

In April, 2009 the Company received confirmation from one of the investors that the terms and conditions of the June 2008 9% convertible loan will apply to the loan of EUR 100,000 which was originally granted as a bridge loan in 2008. The amount of EUR 100,000 is included in the balance of the June 2008 9% convertible note as of both September 30, 2009 and December 31, 2008,

Based upon the conversion price and under assumption that all note holders would voluntary choose for a conversion into shares, the Note, principal and accrued interest, would per September 30, 2009 convert into 159,876,119 common shares as of September 30, 2009.

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

9% RELATED PARTY DEBENTURE

The Company closed on a convertible debt financing (the “March 2009 Financing”) with Arch Hill from March 1, 2009 to September 30, 2009 (the “Lender”) for a total of Euros 1,032,000 (approximately U.S. $1,506,000). The Company issued its convertible debentures (the “Convertible Debenture”) to the Lender in connection with this March 2009 Financing. The Convertible Debenture is convertible at $0.07 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Debenture. The Convertible Debenture accrues interest at 9% per annum and are due and payable on September 30, 2011 (the “Maturity Date”). As of September 30, 2009  Euros 33,000 (approximately $48,000) was accrued in interest.

Based upon the conversion price and under assumption that the Lender would voluntary choose for a conversion into shares, the Note, principal and accrued interest, would as of September 30, 2009 convert into 20,751,617 common shares.

WARRANT LIABILITY

The Company adopted FASB ASC 815-40 effective January 1, 2009. The adoption of FASB ASC 815-40 affects the requirements of accounting for warrants and many convertible instruments that have provisions that protect holders from a decline in the stock price (or “down-round” provisions). Warrants with such provisions are not considered indexed to the Company’s stock and if they meet other derivative instrument criteria would be considered derivative instruments.

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

The warrant issued to Arch Hill, in conjunction with the October 2005 Arch Hill Debt Exchange, and warrant issued to Portfolio Lenders II, LLC, in conjunction with the December 6, 2005 convertible note, contain down-round adjustment provisions. The Company concluded that such a triggering event was not based on an input to the fair value of “fixed-for-fixed” option and therefore is not considered indexed to the Company’s own stock. The Arch Hill warrant also contains a net settlement provision and because it contains both characteristics, is accounted for as a derivative in accordance with FASB ASC 815-10. The Portfolio Lenders II, LLC warrant does not contain a net settlement provision.  The Company recognizes both the Arch Hill and the Portfolio Lenders II, LLC warrants as a liability at the fair value on each reporting date. These warrants were classified as liability in prior periods due to lack of sufficient authorized shares of common stock that would have to be issued in the event of exercise.  Although the Company has increased the authorized shares of common stock to be issued to allow conversion of all warrants and convertible instruments, warrants with down-round provisions will remain classified as liabilities at their fair value.  The Company measured the fair value of these warrants as of September 30, 2009 to be $200,000, and recorded other income of $65,000 resulting from the reduction of the liability associated with fair value changes of the warrants as of September 30, 2009. The Company determined the fair values of these securities using the Black-Scholes valuation model with the following assumptions:

Number of warrants 4,205,262
Exercise price $ .0243
Fair value of warrants $200,000
Volatility 163.5% -167.5%
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

Recurring Level 3 Activity and Reconciliation
The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial liabilities categorized as Level 3 as of September 30, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Warrant liability:
Balance as of January 1, 2009                               $  292,000
Decrease in fair value of warrants                             (65,000)
Reclassification to equity                                           (27,000)
Balance as of September 30, 2009                         $  200,000

SERIES B PREFERRED STOCK

The Company 100,000 shares of Series B Convertible Preferred Stock, which were issued on November 14, 2005. The shares of Series B Convertible Preferred Stock are not entitled to receive dividends in shares of the Company’s common stock. The 100,000 shares of convertible preferred stock are convertible into an aggregate of 264,103,114 shares of common stock and have voting rights equal to 264,103,114 shares of common stock.

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

On September 14, 2009 the outstanding 100,000 shares of Series B Convertible Preferred Stock were converted into 264,103,114 shares of Company common stock.

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

(iii)
amend, alter or repeal, whether by merger, consolidation or otherwise, the terms of the Series C Preferred Stock or any other provision of Company Charter or Bylaws, in any way that adversely affects any of the powers, designations, preferences and relative, participating, optional and other special rights of the Series C Preferred Stock;

(iv)	issue any shares of capital stock ranking prior or superior to, or on parity with, the Series C Preferred Stock; or

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

The terms of the Company’s Series C Preferred Stock provide for the automatic conversion of each outstanding share of Series C Preferred Stock into 2,500 shares of Company common stock ninety (90) days following authorization and reservation of a sufficient number of shares of Common Stock by all requisite action by the Corporation, including action by the Board and by the shareholders of the Corporation, to provide for the conversion of all outstanding shares of Series C Preferred into fully paid and nonassessable shares of Common Stock.   In September 2009 205,565 of the outstanding shares of Series C Preferred Stock were converted into 513,912,500 shares of the Company’s common stock.  As of September 30, 2009, 27,635 shares of Series C Preferred Stock remain outstanding. These shares will be converted into shares of Company’s common stock.

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

We have recently entered into a number of financing transactions (see Note 7). From January to September 2009, we raised approximately $5.0 million in debt financing transactions.  We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities and debt financing. We believe that if we raise approximately $7 million in debt and equity financings, we would have sufficient funds to meet our needs for working capital and expansion capital expenditures over the next twelve months.  With these funds the Company will be able to expand the production capacity to approximately 20MWh per annum and to expand battery assembly activities in both the US and in Europe. After these investments the existing production facility in Nordhausen will not be able to expand further. If additionally production capacity is necessary, the Company will need a substantial amount of new capital to build a new facility. The ultimate location will depend on the regional market needs (if any).

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

Recently Issued Accounting Standards

As of September 30, 2009, there have been no material changes to any of our significant accounting policies other than the changes related to implementation of FASB ASC 815-40 as described below.

Recently Issued Accounting Standards
The Company adopted FASB Accounting Standards Codification (ASC) 105 “Generally Accepted Accounting Principles” (former SFAS 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of this Standard did not have a material effect on the Company’s consolidated results of operations or financial condition.

In June 2008, the FASB issued new accounting guidance as codified in ASC 815-40 on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This guidance addresses how to assess whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of FASB ASC 815 “Derivatives and Hedging”.  This guidance was effective as of the beginning of our 2009 fiscal year. The adoption of this guidance did not have material impact on the Company’s consolidated results of operations and financial condition.  See Note 7 Debt for discussion.

In June 2009, the FASB issued FASB ASC 855, “Subsequent Events” (“FASB ASC 855”). Prior to FASB ASC 855, the authoritative guidance for subsequent events was previously addressed only in U.S. auditing standards. FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. ASC 855 does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles in the United States (“GAAP”) that provide different guidance on the accounting treatment for subsequent events or transactions. The Company has adopted FASB ASC 855.  As a result of the adoption of this standard, the Company has evaluated subsequent events relating to the three months and nine months ended September 30, 2009 through to and including November 16, 2009, the date of issue of the Company’s Condensed Consolidated Financial Statements.

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of September 30, 2009, we had an accumulated deficit of approximately $144,603,000. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities and debt financing. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations in the future is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The critical accounting estimates and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (as amended) are those that depend most heavily on these judgments and estimates. As of September 30, 2009, there have been no material changes to any of the critical accounting estimates contained in our 2008 Annual Report on Form 10-K (as amended).

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

IN ADDITION TO THE RISK FACTORS SET FORTH IN OUR FORM 10KSB FOR THE YEAR ENDED DECEMBER 31, 2008, INVESTORS SHOULD BE AWARE OF THE FOLLOWING RISKS:

•
WE HAVE A WORKING CAPITAL LOSS, WHICH MEANS THAT OUR CURRENT ASSETS ON SEPTEMBER 30, 2009 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES. We had a working capital deficit of approximately $9,357 ,000 at September 30, 2009, which means that our current liabilities exceeded our current assets on September 30, 2009. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.

•
WE HAVE SUBSTANTIAL INDEBTEDNESS AND ARE HIGHLY LEVERAGED. At September 30, 2009, we had total consolidated indebtedness of approximately $24,922 ,000. The level of our indebtedness and related debt service requirements could negatively impact our ability to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. A substantial portion of our future cash flow from operations, if any, may be dedicated to the payment of principal and interest on our indebtedness. Our high leverage may also limit our flexibility to react to changes in business and may place us at a competitive disadvantage to less highly leveraged competitors. In addition, creditors who remain unpaid may initiate collection proceedings, which could hamper our operations due to our short-term cash needs or the effect on our assets subject to debt.

•
WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses of approximately $144,603,000 from inception to September 30, 2009, including approximately $1,548,000 of losses to common shareholders in the quarter ended September 30, 2009. We expect to incur substantial additional operating losses in the future. During the nine months ended September 30, 2009 and 2008, we generated revenues from product sales in the amounts of $6,097,000 and $3,602,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

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

•
WE FACE RISKS RELATED TO LATE SEC FILINGS. The delay in the completion of the audit of the Company’s year end financial statements and reviews of the quarters’ financial statements for the fiscal years ending December 31, 2005 through June 30, 2009 may lead to litigation claims and/or regulatory proceedings against us and may negatively impact our financing efforts. This delay also impacted our ability to trade our shares on the OTC Bulletin Board and we were delisted in 2006, although our shares continued to be traded and reported in the Pink Sheets Electronic Quotation Service. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing. We may not be able to effectuate our current business strategy. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

•
WE FACE RISKS RELATED TO LATE TAX FILINGS. The Company has filed its mandatory tax filings for the 2005 to 2007 fiscal years with the US Internal Revenue Service and  the Commonwealth of Pennsylvania Tax Department beyond their extended due dates.  Management believes that the potential liability to the Company is not significant since the Company reported significant losses for the respective years. Moreover, to the best of management’s knowledge, the Company believes that not filing tax returns late is a violation of any of its contractual covenants. The mandatory tax filings for 2008 with the US Internal Revenue Service and the Commonwealth of Pennsylvania Tax Department were filed within the due dates.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO) in Internal Control – Integrated Framework. Based on our assessment, management believes that, as of September 30, 2009, our internal control over financial reporting was not effective due to the following:

(1) certain adjustments were made to such financial statements after being identified by Amper, Politziner and
Mattia LLP.

(2) certain disclosures required by GAAP were incorporated in such financial statements and the notes thereto after being identified by Amper, Politziner and Mattia LLP.

(3) inability to summarize and report financial information on a timely basis.

(4) the Company’s Form 10Q report for the period ended September 30, 2008 and Form 10 K A-1for the period ended December 31, 2008 were filed with the Securities and Exchange Commission prior to the review and approval of the document by the Company’s Audit Committee and Independent Registered Accounting Firm.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Andrew J. Manning, a former employee of the Company, filed a complaint in October 2008, in the Superior Court of New Jersey, Morris County, Law Division, against the Company and other parties, alleging breach of contract, breach of covenant of good faith and fair dealing, negligent misrepresentation, tortious interference with Mr. Manning’s economic gain, retaliation, unjust enrichment, and intentional infliction of emotional distress. The Company and management believe that the allegations in the Complaint have no merit and the Company intends to vigorously defend the suit. This matter has not been resolved as of the date hereof. This matter has not been resolved as of the date hereof. The Company received a Mediation Order which will take place prior to year end.

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

 The Company closed on debt financings under the June 2008 Financing described herein with institutional investors from July 1, 2009 to September 30, 2009 for a total of Euros 250,000 (approximately U.S. $360,000).  The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Notes in this transaction. Issuance of the Convertible Notes were exempt from registration under Section 4(2) of the Securities Act. The Convertible Notes were issued to accredited investors in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

The Company closed on a convertible debt financing with Arch Hill (the “Lender”) from July 1, 2009 to September 30, 2009 for a total of Euros 532,000 (approximately U.S. $745,000). The Company issued its convertible debenture (the “Convertible Debenture”) to the Lender in connection with this March 2009 Financing. The Convertible Debenture is convertible at $0.07 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Debenture. The Convertible Debenture accrues interest at 9% per annum and is due and payable on September 30, 2011 (the “Maturity Date”).  The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Debenture in this transaction. Issuance of the Convertible Debenture was exempt from registration under Section 4(2) of the Securities Act. The Convertible Debenture was issued to an accredited investor in a private transaction without the use of any form of general solicitation or advertising.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed as part of this Report or incorporated herein by reference:

10.47	Amendment dated March 1, 2009 to July 2007 Note (1)

10.48	Business Consultant Agreement dated September 25, 2009 between the Company and Steenbergh Management B.V.(2)

10.49	Business Consultant Agreement dated September 25, 2009 between the Company and FMSUD Consultancy B.V.(2)

10.50	Business Consultant Agreement dated September 25, 2009 between the Company and OUIDA Management Consultancy B.V.(2)

31.1	Certification of Chief Executive Officer and Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

+	Exhibit filed herewith in this Report.

(1)           Incorporated by reference to LTC’s Form 10-K for the year ended December 31, 2008

(2)           Incorporated by reference to LTC’s Form 8-K dated September 25, 2009.

(b)	Reports on Form 8K. During the quarter ended September 30, 2009, we filed the following Reports on Form 8-K:

We filed a report on Form 8-K dated July 22, 2009 reporting that Andrew J. Manning was removed as a director of the Company by action of the holders of a majority of the voting stock of the Company.

We filed a report on Form 8-K dated September 25, 2009 reporting on the execution of certain consulting agreements and the instruction to the Company’s transfer agent to issue shares upon conversion of certain outstanding convertible securities of the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION

Date: November 16, 2009	BY:	/s/ Theo M. M. Kremers
Theo M. M. Kremers
Chief Executive Officer
(Principal Executive Officer and Acting Principal Financial Officer)