Form 10-K
period 2009-12-31
LITHIUM TECHNOLOGY CORP
filed 2010-04-08
CIK 804154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12B-2 of the Exchange Act.

Larger Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Small Reporting Company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Securities Act).  ☐ Yes    ☒ No

The aggregate market value of the voting common stock held by non-affiliates on June 30, 2009 (the last business day of our most recently completed second fiscal quarter) was $13,909,659 using the closing price of $ 0.03 on June 30, 2009.

As of March 31, 2010, the registrant had issued and outstanding 1,803,839,699 shares of common stock.

Documents Incorporated by Reference:  None.

CURRENCY AND EXCHANGE RATES

All monetary amounts contained in this Report are, unless otherwise indicated, expressed in U.S. Dollars. On December 31, 2009, the noon buying rate for Euros as reported by the Federal Reserve Bank of New York was €0.697 to $1.00 U.S.

PART I

ITEM 1.	BUSINESS

BUSINESS OVERVIEW

Lithium Technology Corporation (“LTC” or the “Company”) is a global manufacturer and provider of rechargeable energy storage solutions for diverse applications. The Company designs and builds a limited amount of large format, cylindrical lithium-ion (Li-ion) rechargeable cells and engineers and builds lithium-ion (Li-ion) rechargeable batteries complete with battery management systems for use in transportation, military/national security and stationary power markets. LTC also manufactures its own unique large format, cylindrical cells. The Company believes that it builds the largest high power cells and batteries in the world. Our cells have a higher wattage rating per weight or volume than any other producer of large cells and batteries. The Company’s leading technology capabilities, manufacturing infrastructure and management strengths enable it to provide a unique breadth of solutions in battery design, manufacturing, marketing, and delivery. Industrial, retail and government customers include Porsche, Eaton, DesignLine International, Arvin Meritor, Volkswagen, Frazer Nash, Duracar, RUF/Siemens, US Hybrid, Enersys, ArvinMeritor, ZF, NASA, Lockheed Martin, ThyssenKrupp, scientific research facilities and the national defense agencies of the United States, United Kingdom and Germany, among others.

The transportation, military, and stationary power markets continue to demonstrate that lithium-ion is the technology of choice for advanced battery applications placing us at the threshold of a period of significant growth.

The Company’s rechargeable lithium battery technology basis dates back to 1983. Since 1983, LTC has evaluated a wide range of lithium battery technologies. These evaluations have involved coating a wide variety of electrode materials, including those for Li-ion liquid, lithium metal and lithium polymer chemistries, onto a variety of substrates, including solid foils, expanded metal grids and fiber webs. The Company has engaged in high-yield pilot line operations since 1996. Over the last eight years, various manufacturing steps were adapted to our pilot line to accommodate new techniques. These factors have allowed us the flexibility to match the battery design to the application. In 1997, we began focusing on unique large footprint cells and large battery assemblies comprised of large number of cells and control circuitry. LTC’s manufacturing practices and know how combined with advanced in-house R&D efforts and collaborative relationship with material developers (i.e.: Süd-Chemie/Phostech, BASF, ConocoPhillips, etc.) and research institutions have positioned the Company ahead of its competitors. LTC is not dependent on one type of chemistry, but can adapt to new developments in any of its target markets. As an example, when management of the Company identified the movement of the transportation industry toward the cathode materials of iron-phosphate toward the end of 2006, the Company geared efforts to manufacture large format high power cells (18AH, 36AH), which are the biggest of its kind today in the market. In February of 2008 the Company launched its product line of High Energy iron-phosphate, which completes the Company’s product offering with regards to iron-phosphate chemistry. In 2008 the Company sold the assets used in production in its pilot flat cell production facility in Plymouth Meeting and reduced its cylindrical cell portfolio, which are manufactured at the Company’s manufacturing plant in Nordhausen Germany. Batteries which are designed and assembled to customer requirements are assembled at the customer’s premises for the US market or in Nordhausen for the European market. We are working to introduce other chemistries that will add benefit to the end customers, but all within the Li-ion field. In recent years, we have extended our expertise to the assembly of fully engineered batteries complete with battery management systems.

GAIA Akkumulatorenwerke GmbH (“GAIA”), our wholly owned subsidiary, began as a venture business to commercialize proprietary, novel manufacturing technology in 1996. GAIA had developed technology to continuously extrude Li-ion polymer electrodes and a separator containing the final electrolyte solution. This simplifies the manufacturing process by eliminating process steps such as drying coatings, extraction of plasticizer, and cell activation with electrolyte solution. The result is a liquid-free process that operates at lower cost and with minimal emission of caustic organic solvents. GAIA’s plant is a modern facility with state-of-the-art automated equipment for extrusion/coating, lamination, winding, packaging and formation/testing.

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

We have two principal centers of operation – in Plymouth Meeting, Pennsylvania and in Nordhausen, Germany. The Plymouth Meeting office is also our corporate headquarters. Sales into the U. S. and European markets are managed out of each of the offices. Our strategic business plan incorporates a unified approach by our two locations to overall business strategy, procurement, production, market and competitive analysis, customer contact plans, marketing, public relations/investor relations, sales, distribution, securing future joint venture relationships for manufacturing and distribution, future resource needs, and financial matters.  We have spent nearly $135 million advancing our technologies, and we are now in a position to manufacture and sell highly reliable, cost-effective advanced lithium-ion rechargeable batteries to our target market segments, to further develop our technology, and to license our technology to other parties. All technology, research and development and all cell product development is concentrated in Nordhausen, Germany, where we manufacture our cells.

We have financed our operations since inception primarily through equity and debt financings, loans from shareholders, including loans from Arch Hill Capital N.V. and related parties, loans from silent partners and bank borrowings secured by assets. The Company’s operating plan seeks to minimize its capital requirements, but the expansion of its production capacity to meet increasing sales and refinement of its manufacturing process and equipment will require additional capital. The Company expects that operating and production expenses will increase significantly to meet increasing sales. For this reason the Company restructured its business starting in the third quarter of 2008, by abandoning its flat cell production activity and streamlining its cylindrical cell production in Nordhausen Germany. Going forward the US operation will assemble batteries to customer needs for the US market. Batteries for the EU market will be assembled in Nordhausen Germany. The Company has recently entered into a number of financing transactions and raised approximately $9.5 million in net proceeds in convertible debt financing transactions from January to December 2009 (see Notes 4 and 7).  The Company is continuing to seek other financing initiatives and needs to raise additional capital to meet its working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities. The Company believes that if it raises approximately $7 million in debt and equity financings it would have sufficient funds to meet its needs for working capital, repayment of debt and for capital expenditures over the next twelve months and to meet expansion plans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

No assurance can be given that we will be successful in completing these or any other financings at the minimum level necessary to fund our working capital or to complete our product commercialization or at all. If we are unsuccessful in completing these financings, we will not be able to fund our working capital requirements, product commercialization or execute our business plan. These conditions raise substantial doubt about our ability to continue as a going concern.

CORPORATE INFORMATION

We combined the operations of LTC with GAIA, a private lithium polymer battery company headquartered in Nordhausen, Germany, in a share exchange in 2002. In the share exchange Lithium Technology Corporation acquired a 100% interest in GAIA through the acquisition of 100% of the outstanding shares of GAIA Holding B.V., a Netherlands holding company. Subsequent to the share exchange, Arch Hill Capital, NV controls us. Lithium Technology Corporation, GAIA Akkumulatorenwerke GmbH, GAIA Holding B.V. and all of the subsidiaries of Lithium Technology Corporation, GAIA Akkumulatorenwerke GmbH, and GAIA Holding B.V are collectively referred to herein as the “Company”, “we” or “us”.

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

LTC holds 100% of the outstanding shares of GAIA Holding B.V., a Netherlands holding company. GAIA Holding is a private limited liability company incorporated under the laws of the Netherlands on February 2, 1990, with a statutory seat at The Hague (the Netherlands) and office address at Parkweg 2, 2585 JJ, The Hague, the Netherlands. GAIA Holding is the legal and beneficial owner of all of the issued and outstanding shares of Lithiontech B.V., a Netherlands company limited by shares that was formed on February 8, 1999. Lithiontech has the legal and beneficial ownership of all the issued and outstanding shares of DILO Trading AG, a Switzerland company limited by shares that was formed on September 11, 1975 and Lithiontech Licensing B.V., a Netherlands company limited by shares that was formed on February 8, 1999. Lithiontech Licensing BV was an inactive company, so in 2009 the company filed to close Lithointech Licensing BV and approval was granted. DILO Trading holds patents for which the intellectual property was developed by DILO Trading in collaboration with GAIA. Until 2008 GAIA held a worldwide, exclusive license for all these patents. In the future, we anticipate GAIA will pay a royalty to license intellectual property owned by DILO Trading which is used by GAIA. License fee structure will depend on the exclusivity level and regional coverage that GAIA wants to obtain from DILO Trading. For those patents that GAIA will not retain global exclusivity, and DILO Trading will look for other license partners.

GAIA Holding is the beneficial owner of all of the issued and outstanding shares of GAIA Akkumulatorenwerke GmbH (“GAIA”). Legal ownership of the outstanding shares of GAIA are held pursuant to certain Dutch and German trust agreements by two Netherlands entities (“Nominal Stockholder”) for the risk and account of GAIA Holding. Based on the Dutch and the German trust agreements, the Nominal Stockholders are obliged to transfer the legal ownership of the shares in GAIA without any further payments to GAIA Holding to a third party designated by GAIA Holding on the demand of GAIA Holding. Pursuant to the trust agreements, GAIA Holding has the right to vote the shares of GAIA held by the Nominal Stockholders.

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

Since the Company was not current in its SEC filings, the Company’s shares ceased trading on the OTCBB on May 31, 2006. The Company’s common stock is traded in the over-the-counter market, and “bid” and “asked” prices in the common stock are quoted on the OTC Pink Sheets under the symbol “LTHU”.  In 2009 the Company filed all of its past due filings, and on November 16, 2009 the Company filed its Form 10Q report for the third quarter of 2009.

Information contained on the LTC web site or GAIA web site (www.lithiumtech.com and www.gaia-akku.com) does not constitute part of this Report.

DEVELOPMENT AND COMMERCIALIZATION PLAN

General

We are engaged in continuing development contract and low volume production of large format lithium-ion rechargeable batteries used as power sources in advanced applications in the national security, transportation and stationary power markets. We have moved from a development and pilot-line production company to a small production business with our lithium-ion rechargeable batteries. Lithium-ion battery acceptance and usage continues to grow in emerging advanced applications in our target markets. With the continuing interest in higher energy density, lighter weight, smaller volume, longer operational life and greater cost effectiveness, lithium batteries are the technology of choice with emerging applications in these markets.

Our mission is to become a leading manufacturer of large format rechargeable lithium power solutions for advanced national security, transportation and stationary power applications. Our business model also includes the licensing of our technology and other collaborative efforts with third parties.

We believe that our large format cylindrical cell designs provide a special advantage for transportation, military/national security and stationary power applications. The target markets continue to confirm that lithium-ion is the technology of choice for advanced battery applications placing us at the threshold of a period of significant growth.

Over the past years, we have successfully focused on producing larger, more consistent runs of standardized cylindrical cells. In the last two years, we have been successful in increasing production, improving quality and yields and reducing production costs. As part of the continuing improvements of our operational performance in 2008 we discontinued the production of flat cells and limited the number of different sizes of cylindrical cells to be produced going forward. We have established several standardized modular battery assembly designs which facilitate the construction of custom batteries. We have expanded our custom battery design activities and we continue to receive favorable feedback from field use and testing by our customers. During 2007 the Company started producing standard batteries for wind generators and robots. In 2008 the Company did offer standard batteries for large transportation applications. In 2009 the Company focused on growing the manufacturing volume of cells and of batteries to improve gross margin and yields. The biggest challenge for the Company going forward will remain its ability to find sufficient (working) capital to increase its manufacturing volume.

In the transportation market, sales of hybrid-electric vehicles (known as HEVs) continue to increase. While sales to U.S. automakers have been slow, we have sold several HEV prototype batteries and modules for evaluation in Europe. GAIA is working with several European automakers and integrators to evaluate lithium technology for hybrid electrical vehicles. In addition, we have been negotiating with small electric vehicle (EV)/HEV manufacturers in England, Israel, the Netherlands and Switzerland for supplying them with large volumes. For some of them we delivered prototype batteries. In 2009, we began delivering starter batteries for Porsche. These batteries, which use our Lithium Iron Phosphate chemistry, will be available as an upgrade to the standard lead acid starter batteries offered in the GT-3 and Boxster models.

The Company has been awarded several contracts in the space of Hybrid Electric Vehicles, Plug-in Hybrid Electric Vehicles and Full Electric Vehicles. In the North American market the Company participated in several successful prototype projects for heavy duty truck, utility and delivery vehicles and municipal buses. These projects vary from the delivery of prototype batteries, to small volume delivery of the same battery to a regular delivery of batteries as part of a fixed delivery schedule to end customers. The Company’s focus for 2010 is to increase the programs in which the Company delivers batteries on a regular basis. The list of customers includes Design Line International, Frazer Nash Research, Eaton, Volkswagen, Duracar/Quicc, US Hybrid, ArvinMeritor, ZF, RUF/Siemens and others.

As a result of our involvement with the military market over the last five years, we have received orders for various prototype batteries and small production runs of both customized cells and batteries from customers. As a result of our continuing involvement with the military market, we have interacted with customers that are actively pursuing new battery technologies. We have been able to apply our battery technology for use with new high tech systems including robots, advanced weapons, launch vehicles and unmanned underwater vehicles (known as UUVs). We have been working with some clients since 2004 for these military applications. In 2009 the Company signed a Distributorship Agreement with Enersys, in which Enersys would become the exclusive global distributor of the Company’s product for the military/national security market. For stationary applications Enersys received a non-exclusive distributorship. Through our partnership with Enersys in 2009 we have delivered cells which are used on the Ruscosmos Proton rockets.

We continue our collaborative relationships for the development of the next generation cathode materials with Süd-Chemie/Phostech. We are a subcontractor to a builder of unmanned underwater vehicles on a contract for Advanced Pressure Tolerant Batteries. We plan to continue to bid on new development contracts and commercial contracts going forward.

Outside the U.S., in 2005 we entered into a development contract for large submarine batteries from Thyssen-Krupp, the world’s largest builder of diesel-electric submarines. In 2007 we announced jointly with ThyssenKrupp the successful development of a 500Ah cell and a 40kWh battery module in a technical journal. During 2007, within our operation in Germany, we delivered several large batteries to be used in military applications, and secured additional orders. In the third fiscal quarter of 2009 we began to build a 1.2MWh battery using our 485 Ah cells for the PlanetSolar solar powered circumnavigation. The battery is capable of propelling the boat through the ocean at speeds of approximately 8 knots.

In the stationary power market we supplied prototype batteries for backup control systems for wind generators in Europe.

Products

We manufacture and sell the GAIA product line of large, high power hermetically sealed rechargeable lithium-ion cells and batteries. Our product portfolio includes large format, high power cells ranging from 7.5 to 45 Ah, with very high discharge capabilities designed for HEV and military applications, and high energy cells from 10 to 500 Amp-hours for various applications. Our products include large batteries up to 600Vand capacity of more than 1.2MWh.

We produce high power cells designed for HEVs and military applications that can discharge hundreds of amps in times as short as a few minutes, and high capacity cells for applications such as back-up power and remote standby installations. Cells are manufactured in cylindrical form and employ proprietary extrusion, design and assembly technologies. We manufacture a variety of standard cells that are assembled into custom large batteries complete with electronics (battery management systems) and electronics to communicate with other components of the system for performance monitoring.

We specialize in working with the customer to engineer solutions using standardized cells in customized configurations. Over the past two years, production volumes have increased in Nordhausen, and we have succeeded in producing long, consistent runs of standardized cells. We have also established a number of standardized modular battery assembly designs which facilitate the customized construction of batteries.

Lithium-ion Battery Market

The lithium-ion battery market is rapidly expanding and maturing. Large format lithium-ion batteries are becoming widely known and accepted, resulting in accelerating market growth. We are benefiting from this expansion of new product applications by being able to be involved in the initial design of these applications. This market expansion is also driving material suppliers to develop higher energy, lower cost and safer raw materials. Increasing volumes of production are being shifted to China and this continues to put downward pressure on pricing. Some of our Asian competitors have introduced high power cells and large formats which emphasizes our need to ramp up quickly and provide custom solutions to capture market share. The Company believes that Lithium-ion is the chemistry of choice for the growing demand for portable devices. The market for other technologies, like nickel-cadmium, is shrinking. Nickel-cadmium still holds a major share for power tools, two-way radios and medical devices. This chemistry is preferred over nickel-metal-hydride for its high durability and reliable service but some countries will ban its use for environmental reasons. Without a major breakthrough, the fuel cell will play an insignificant role in providing power for future applications. Cost, size and performance are the main obstacles. Although continuous in operation by replacing fuel capsules, the fuel cell, as we know it today, still needs a backup battery to satisfy the power requirements of modern portable equipment. It is believed that the electro-chemical battery will keep its present position for some time to come as it has for the last century.

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

●
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

●
National Security Market. National Security/Military applications require flexibility in design as the applications encompass a wide range of power output, broad operating temperatures, lower weight and thousands of recharge cycles. Performance is more important than price in this market. We have found our lithium-ion batteries displacing silver-zinc batteries. Over the past years, as we have provided the market with high power batteries, we have also seen new applications emerge in areas such as pulsed defensive weapons. In 2009 the Company signed an Exclusive Distributorship Agreement with Enersys in which they will become the exclusive global distributor of our large format, cylindrical cells for the national security/military market. This Agreement supersedes a Memorandum of Understanding signed with Enersys in 2008.

●
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

Strategy for Growth

We envision a four phase evolution to achieving our mission of being a leader in rechargeable lithium-ion battery solutions for high power applications:

PHASE I (begun in 2005), Standard cells and Custom Engineered Batteries: Innovators and early adopters; customers with applications where performance is more important than cost. Such customers are willing to pay a premium for advanced high power and high energy Li-ion rechargeable batteries, and generally require relatively small quantities.  Sales increase through funded development contracts and through sales to military/national security and to select automotive and stationary power/alternative energy.

PHASE II (begun in 2007), Standard cells and High-Tech Specialty Batteries: Early followers; users requiring modest to high volumes with low to moderate price sensitivity. Expansion of business via strategic partnerships to deepen presence in existing markets and to gain entry into new markets.

PHASE III (begun in 2008), Initial Commodity Products: OEM beta testing and engineering development in partnership with major industry players in need for qualifying new battery technology for large scale commercial applications; penetrate additional markets through joint-ventures per market segment.

PHASE IV (starting in 2010), Mass market production: The Company anticipates that the cost of large format Li-ion batteries after 2010 will decrease such that volume scale-up to address large volume, price-sensitive mass market applications will be viable. For these applications, the Company anticipates to increase its production capacity further through several joint-ventures in several countries with industry-specific local partners and to enter into technology licensing relationships with one or several major battery manufacturers.

COMPETITION

Competition in the battery industry is, and is expected to remain, intense. The lithium-ion battery market is rapidly expanding and maturing. Large format Lithium-ion batteries are becoming more widely known and accepted resulting in accelerating market growth. We are benefiting from this expansion of new product applications by being involved in the initial design of these applications rather than competing directly with low cost mass-market 18650 cells from Asia. This market expansion is also driving material suppliers to develop higher energy, lower cost and safer products. Increasing volumes of production are being shifted to China and this continues to increase downward pressure on pricing. Some of our Asian competitors have introduced high power cells and large formats which emphasizes our need to ramp up quickly and provide custom solutions to capture market share. Our sales and marketing efforts are focused on markets where we can obtain a premium by providing superior, robust and reliable products and being viewed as a domestic supplier. Additionally, we strive to provide better service and co-develop custom solutions for new emerging high tech products with our clients to establish a good reputation in the market place. Our business plan does not incorporate mass commercial markets in the immediate future from our existing facilities. Entry into these large volume markets is projected though building additional manufacturing facilities and collaborative efforts with third parties.

In our target markets of transportation and stationary power systems, the principal competitive technologies are currently lead acid and nickel-metal hydride. We believe that lithium-ion batteries can enter specific niches of this segment of the rechargeable battery market, which is important for wide acceptance of our products. We believe that lithium-ion batteries will be the dominant chemistry in the HEV market, which requires constant fast cycle charge and discharge, high rate regenerative braking and operations over a wide range of temperatures. We also believe that there will be certain limited niches in the stationary power market where new products will be able to compete based upon superior performance and better energy density, hence, less weight.

The rechargeable battery industry consists of major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. We compete against companies producing lithium batteries as well as other primary and rechargeable battery technologies. Our primary competitors in the national security market are: Saft, Eagle-Pitcher, The Yardney Technical Products, Inc. and Ultralife Batteries, Inc. Our primary competitors in the Transportation Market are: Johnson Controls, Inc./Saft, Panasonic, EV Energy Co. (Majority owned by Toyota), The Sanyo Group of Companies, Delphi Automotive Systems, A123 Systems, and Ener1 Group. Our primary partner in the military/national security and stationary power market is Enersys.

INTELLECTUAL PROPERTY

As of December 31, 2009, LTC and its subsidiaries hold 29 issued patents in Europe and 15 in the United States and have 48 pending patent applications, 33 in Europe and 15 in the United States. Additionally, the Company holds 12 “utility Models” in Europe (essentially a limited patent) and 11 Trademarks. DILO Trading holds patents for which the intellectual property was developed by DILO Trading in collaboration with GAIA. DILO Trading has granted GAIA the right to use these patents exclusively. This exclusivity will be reconsidered in 2010. Although we believe that the pending patent applications will be granted, no assurance to this effect can be given.

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

RESEARCH AND DEVELOPMENT

We devote substantial resources to technology development activities related to the development of our cells. Our research has focused upon bringing existing available technology to viable commercial production for specific applications. The majority of our effort is directed toward product quality, process yield improvement, identifying alternative raw materials and supplies for use in our batteries, and cost reduction. We seek evolutionary improvements for cell and battery design, including controls. We evaluate new materials, which are not direct substitutes, for use in our batteries, but offer advantages such as cost, safety or performance. Lithium Iron Phosphate is one such material which results in cells that are intrinsically safe from overcharge or short circuit. Such a development is critical to the development of the automotive and consumer markets.

EMPLOYEES

As of December 31, 2009, we employed a total of 9 full-time employees at LTC, and 69 full-time employees at GAIA. None of our employees at LTC or GAIA are represented by a labor union. We consider our employee relations to be good.

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

As with any battery, our lithium-ion batteries can short circuit when not handled properly. Due to the high energy and power density of lithium-ion batteries, a short circuit can cause rapid heat buildup. Under extreme circumstances, this could conceivably cause a fire. This is most likely to occur during the formation and/or testing phase of our process. We incorporate safety procedures in our battery testing lab to minimize safety risks, although there can be no assurance that an accident in any part of our facilities where charged batteries are handled will not occur. Any such accident could require an internal investigation by our technical staff, causing delays in further development and manufacturing of our products, which could adversely affect our operations and financial condition. Likewise any battery that is abused by a customer, could, under extreme circumstances, conceivably cause a fire. We employ all appropriate design and electronic protections. We also carry product liability insurance.

Our manufacturing process incorporates pulverized solids, which can be toxic to employees when allowed to become airborne in high concentrations. We have incorporated safety controls and procedures into our manufacturing processes designed to maximize the safety of our employees and the area surrounding our production facilities. Any related incident, including fire or personnel exposure to toxic substances, could result in significant production delays or claims for damages resulting from injuries, which could adversely affect our operations and financial condition.

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

ITEM 1A.               RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 2.	PROPERTIES

LTC was leasing a 12,400 square foot facility at 5115 Campus Drive in Plymouth Meeting, Pennsylvania pursuant to a Lease Agreement with PMP Whitemarsh Associates dated July 22, 1994, as amended. The facility was being leased under a one-year lease extension that commenced on April 1, 2008 and ended on March 31, 2009. The base annual rent under this lease agreement was $160,000. LTC did not extend the lease after March 31, 2009. In August 2008 the Company signed an Asset Purchase Agreement with Porous Power Technologies and a Sublease Agreement with Porous Power Technologies. Under the Asset Purchase Agreement, we sold some of the assets in Plymouth Meeting to Porous Power Technologies. Other assets which could be of use to the Company at its manufacturing facility in Nordhausen, Germany were shipped from Plymouth Meeting to Nordhausen, Germany. Porous Power Technologies was a sub-tenant to the Company at the Company’s facility from August 2008 to March 31, 2009. Porous Power Technologies signed a lease agreement for the Plymouth Meeting facility on April 1, 2009. The Company signed a six month sub-lease agreement with Porous Power Technologies for total rent of $42,000 ($7,000 per month), with the possibility to extend the sub-lease for 3 month periods. The Company has extended its sublease and anticipates continuing to remain as a sub-tenant in the Plymouth Meeting location for the foreseeable future. This facility has sufficient space to meet our near-term needs in the United States. Our corporate headquarters are located at the Plymouth Meeting, Pennsylvania facility.

GAIA owns an approximately 150,000 square foot renovated facility in the city of Nordhausen, Thuringia Germany. This facility has sufficient space to meet our near-term needs in Europe and can be upgraded to increase production capacity significantly. The facility also includes a laboratory, quality control spaces and offices for the European sales and management teams. At this facility we have sufficient equipment to be able to produce up to 40,000 cells per annum. By investing limited amounts the Company will be able to increase the production capacity.  The facility has sufficient space to meet our near-term needs in Europe.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s common stock is traded in the over-the-counter market, and “bid” and “asked” prices in the common stock are quoted on the OTC Pink Sheets under the symbol “LTHU”. The following table sets forth certain information with respect to the high and low bid prices for our common stock as of the close of each of the four calendar quarters of 2009 and 2008. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

	Bid Prices for Common Stock
	High	Low
2009
Fourth Quarter	0.060	0.040
Third Quarter	0.070	0.020
Second Quarter	0.040	0.020
First Quarter	0.060	0.030
2008
Fourth Quarter	0.110	0.050
Third Quarter	0.100	0.060
Second Quarter	0.090	0.050
First Quarter	0.120	0.040

On December 31, 2009, the last sale price quoted on the OTC Pink Sheets was $0.04. As of December 31, 2009, there were approximately 1,031 holders of record of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLANS

The following table sets forth information as to securities issuable upon exercise of outstanding options and warrants and available for issuance under equity compensations plans as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders		0	N/A	N/A

Equity compensation plans not approved by security holders	Options :
	- 1994 Plan	11,743	$5.20	—	(1)
	- Directors Plan	0	$—	—	(1)
	- 1998 Plan	24,786	$5.68	—	(1)
	- 2002 Plan	23,500	$3.95	308,750
	Warrants :	0	$—	—
Total		60,029	$4.91	308,750

(1)	Option Plan terminated as of December 31, 2002.

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

DIRECTORS STOCK OPTION PLAN

In August 1995, the Board of Directors of LTC adopted the Directors Stock Option Plan. The Directors Plan was terminated as of December 31, 2002. All options outstanding under the Directors Plan were 100% vested in February 2000. As of December 31, 2009 no options were outstanding under the Directors Stock Option Plan.

1998 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 1998 Stock Incentive Plan in December 1998. The 1998 Plan was terminated as of December 31, 2002. All options outstanding under the 1998 Plan were 100% vested in February 2000. Vested options are exercisable for up to sixty months after the date of termination of the grantee’s employment or association with LTC.

2002 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 2002 Stock Incentive Plan in January 2002. The 2002 Plan terminates in 2012. A total of 350,000 shares of common stock are reserved and available for grant. The exercise price of an option granted under the 2002 Plan will not be less than the fair market value of LTC’s common stock on the date of grant; however, for any non-qualified stock option, the option price per share of common stock may alternatively be fixed at any price deemed to be fair and reasonable as of the date of the grant. Options granted that are not vested will be cancelled immediately upon termination of the grantee’s employment or association with LTC, except in certain situations such as retirement, death or disability. Vested options are exercisable for up to sixty months upon termination of the grantee’s employment or association with LTC.

WARRANTS

No warrants were outstanding under equity compensation plans as of December 31, 2009.

For additional information on the Company’s Warrants please see Note 4 – Debt in the accompanying Notes to Financial Statements.

SALE OF SECURITIES DURING QUARTER ENDED DECEMBER 31, 2009

The Company closed on debt financings under the 10% Related Party Convertible Debenture I and II described herein with Stichting Gemeenschappelijk Bezit LTC from October 22, 2009 to December 18, 2009 for a total of Euros 3,034,000 (approximately U.S. $4,400,000).  The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Debentures in this transaction. Issuance of the Convertible Debentures was exempt from registration under Section 4(2) of the Securities Act. The Convertible Debentures were issued to an accredited investor in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

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

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance.  The statements contained in this Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the successful commercialization of our batteries, future demand for our products, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, our ability to consummate future financings and other risks and uncertainties, certain of which are beyond our control. Additional factors that could affect the Company’s forward-looking statements include, among other things: the restatement of the Company’s financial statements for the fiscal years ended December 31, 2004 and December 31, 2008, and the history of delays in filing financial statements and periodic reports with the Securities and Exchange Commission for the periods ended December 31, 2005 through June 30, 2009; negative reactions from the Company’s stockholders, creditors, customer or employees to the results of the review and restatement or delay in providing financial information and periodic reports; the impact and result of any litigation (including private litigation), or of any investigation by the Securities and Exchange Commission or any investigation by any other governmental agency related to the Company; the Company’s ability to manage its operations during and after the financial statement restatement process; and the Company’s ability to successfully implement internal controls and procedures that remediate any material weakness in controls and ensure timely, effective and accurate financial reporting. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

Forward-looking statements are based on management’s current views and assumptions and involve known and unknown risks that could cause actual results, performance or events to differ materially from those expressed or implied in those statements.

GENERAL

We are engaged in low volume production and development contracts, in both the United States and Germany, of large format cylindrical lithium-ion rechargeable cells and batteries used as power sources in advanced applications in the transportation, military/national security and stationary power markets. We have moved from a development and pilot-line production company to a small production business with our lithium-ion rechargeable cells and batteries. The Company will be increasing production capacity by engaging into large volume cell delivery and battery assembly programs.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

At December 31, 2009, cash and cash equivalents were $1,181,000. Total liabilities as of December 31, 2009 were $29,308,000 consisting of current liabilities in the aggregate amount of $17,437,000. At December 31, 2009, assets included $1,819,000 in inventories, property and equipment, net of accumulated depreciation, of $6,714,000, prepaid expenses and other current assets of $68,000. As of December 31, 2009, our working capital deficit was $13,213,000 as compared to $11,360,000 at December 31, 2008. We expect to incur substantial operating losses as we continue our commercialization efforts (For disclosure purposes, all numbers related to the Company’s financials were rounded to the nearest thousand).

	December 31, 2009	December 31, 2008

Current debt is summarized as follows:
Loans From Financial Institutions	$35,000	$82,000
Silent Partner loans-TBG	1,962,000	2,162,000
July 2007 10% Convertible Debenture	3,247,000	3,247,000
Sub total current debt	$5,244,000	$5,491,000
Related party debt
Subordinated loans from Archhill	$—	$3,627,000
Promisory note to Archhill	1,814,000	1,777,000
10% Related Party Conv. Deb. Oct 2009 I, net of discount	1,750,000	—
10% Related Party Conv. Deb. Oct 2009 II, net of discount	2,470,000	—
Sub total related party debt	$6,034,000	$5,404,000
Long term debt
June 2008, 9% Convertible Note	$10,392,000	$6,785,000
9% Related Party Conv. Deb. March 2009	1,479,000	—
Sub Total Long term debt	$11,871,000	$6,785,000
Warrant liability	150,000	292,000
Total debt	$23,299,000	$17,972,000

For more detailed information on our debt, see Note 4 to our financial statements contained herein.

FINANCING TRANSACTIONS

We have financed our operations since inception primarily through equity and debt financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets.  We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives.  From January to December 2009, we raised approximately $9.5 million in convertible debt financing transactions.   We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities. No assurances can be given that such financing will be available in sufficient amounts or at all. If such financing is not available there can be no assurance that Arch Hill Capital or any other major shareholder will provide any further funding.

The following is a general description of our existing debt and equity financing transactions. See also the Notes to Consolidated Financial Statements included with this Report.

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $35,000 and $82,000 as of December 31, 2009 and December 31, 2008 respectively that are collateralized by specific assets of the Company and bear European commercial standard rates, which were 7% and 7% as of December 31, 2009 and 2008, respectively.

SILENT PARTNERSHIP LOANS

Technology-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan, which did bear interest at 6% per annum.  TBG was entitled to receive an annual 12% share in profits related to its contributions under the TBG Partnership Agreement.  The TBG Partnership Agreement provided that should GAIA receive additional injections of capital in the course of further financing rounds, TBG shall adjust its profit sharing to the capital ration applicable at such time. Management believes that based upon subsequent equity received by GAIA that the present profit sharing that TBG is entitled to under the Agreement is approximately 4.4%. Management further believes that it is unlikely that TBG would receive any profit sharing under the Partnership Agreement at any time in the near future.

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

GAIA negotiated with TBG to convert the TBG Partnership Agreement into a long term loan bearing an interest rate of 6.78% per annum, including a repayment schedule. The principal amount of Euros 1,493,875 will be repaid back in 12 payments of Euros 125,000 per quarter, starting December 31, 2009. The last payment will be on September 30, 2012. Under the repayment agreement TBG is entitled to receive a non-recurrent remuneration of 40% of the principal amount under certain circumstances relating to the economic conditions of GAIA. The total amount payable to TBG under the Partnership Agreements at December 31, 2009 and December 31, 2008 was $1,962,000 and $2,162,000, respectively.

OTHER

In March 2009 LTC received a request from Frankendael Participatiemaatschappij NV (“Frankendael”) to confirm to Frankendael the outstanding amount as part of the “Stille Beteiligung” (Silent Partnership) loan agreement of March 1999 (the “Frankendael Debt”), which would mature after 10 years. Management is of the opinion that there is no outstanding amount due from either LTC or GAIA to Frankendael due to the transfer of the Frankendael Debt from Frankendael to Arch Hill Ventures and the October 2005 debt exchange between Arch Hill Ventures and the Company, as reported in the Company’s Form 8-K dated October 21, 2005.  Arch Hill Ventures and Frankendael reached an agreement with respect to this matter in the fourth quarter of 2009.

JULY 2007 10% CONVERTIBLE NOTE

On July 11, 2007, debt of European subsidiaries of the Company and accrued interest was satisfied with the payment of Euros 6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,000 (the “Convertible Note”). The Convertible Note is convertible into shares of Company common stock at $0.10 per share. The Convertible Note accrues interest at 10% per annum and was due and payable on September 1, 2008. As of September 1, 2008 the Convertible Note was extended for an additional six months, under the same conditions. The interest rate on the unpaid accrued interest as of September 1, 2008 was increased from 10% to 12% per annum. On March 1, 2009 the Convertible Note was extended a second time until January 1, 2010. The payment of the accrued interest has been secured by assets of Arch Hill Ventures, the Company’s related party. The Company has the right to repay the Convertible Note at any time prior to maturity without penalty. The Convertible Note will be secured by 90 million shares of Company common stock. As of December 31, 2009, $3,247,000 plus accrued interest of $883,000 was outstanding under the Convertible Note. Upon issuance the Company recorded a beneficial conversion feature of $324,721 that is amortized over the life of the note using the effective interest method.

In January 2010, because of the Company’s inability to pay the accrued interest, the Note holder called the security with Arch Hill Ventures.  As a result, subsequent to January 1, 2010 the accrued interest is being converted to a non-secured 10% Related Party Convertible Note due to Arch Hill Ventures.

The terms related to the principal due January 1, 2010 are being amended and are not yet finalized.

SUBORDINATED LOANS FROM RELATED PARTY

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

The Company and Arch Hill, which is an approximately 47% beneficial owner of the Company, settled $2,146,529 of Arch Hill’s outstanding debt by issuing 45,016.84 shares of Series C Preferred Stock. Since this is a related party transaction, any losses on settlement were recorded as an adjustment to equity with no financial statement impact. The Company recorded the Series C Preferred Stock issued at par value with the difference affecting additional paid in capital for a total impact on equity of $2,146,529.

As Arch Hill received a beneficial conversion price on the Series C Preferred Stock, a beneficial conversion feature was recorded in accordance with ASC 470-20. The embedded beneficial conversion feature was recognized by allocating a portion of the proceeds equal to intrinsic value of the feature to additional paid in capital.

Per ASC 470-20 the amount allocated to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument. As such, in this case, the amount of the beneficial conversion feature was limited to $2,146,529.

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

As the Company had accumulated deficit and no retained earnings, the beneficial conversion was recorded as follows: debit and credit to additional paid in capital for $2,146,529. The transaction was shown as separate line item in the statement of stockholders’ deficit and is reflected on the income statement as a decrease of income applicable to common shareholders. The above accounting is consistent with the Minutes of joint session with SEC of AICPA SEC regulation Committee which took place on March 20, 2001.

A balance of $3,627,000 was payable to Arch Hill after the issuance of the Series C Preferred Stock and was outstanding as of December 31, 2008.   As the conversion price was beneficial to Arch Hill at the time of the settlement agreement because the conversion price was below market on that date, a beneficial conversion discount was recorded on the remaining debt.

Based on management’s calculations, the beneficial conversion discount was higher than the value of the remaining note payable. As the beneficial conversion discount cannot exceed the face value of the note, it was capped at $3,627,000. Since the debt had no redemption date subsequent to the settlement agreement, the beneficial conversion discount was expensed immediately at the time of the debt settlement transaction.

On March 25, 2009 the Company filed an Amendment to its Restated Certificate of Incorporation in which it increased the amount of authorized shares of common stock to 3 billion. On September 14, 2009 the balance of the outstanding debt was converted into 190,172,300 shares of common stock.

PROMISSORY NOTES – RELATED PARTY

Arch Hill Real Estate N.V. had over the period 2004 and 2005 billed an amount of $70,000 per month as management fees to GAIA Holding BV. The amount was unpaid as of December 31, 2009 and is included in the promissory notes. The total amount was $1,814,000 and $1,777,000 as of December 31, 2009 and December 31, 2008, respectively. The loans bear cumulative interest at 6% per annum. Under the Subordinated Loan Agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative shareholders equity. The loans are subordinated to all other creditors of GAIA.

JUNE 2008 9% CONVERTIBLE NOTES

The Company closed on a convertible debt financing (the “June 2008 Financing”) with several institutional investors from June 12, 2008 to August 21, 2009 for a total of Euros 7.25 million (approximately U.S. $10,205,000). The Company has a balance of $10,392,000 outstanding under these notes as of December 31, 2009.  Additionally, the accrued interest on these convertible notes as of December 31, 2009 is Euros 746,000 (approximately U.S. $1,069,000). The Convertible Notes are convertible at $0.10 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the

Convertible Notes. The Convertible Notes accrue interest at 9% per annum and are due and payable on September 30, 2011 (the “Maturity Date”). The Convertible Notes were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  All obligations of the Company under the Convertible Notes will be secured by security interests in all of the tangible and intangible fixed assets, including real estate, of the Company.

In March 2009 the Board of Directors of the Company approved a reduction of the conversion price of the Convertible Notes from $0.10 per share to $0.07.  This reduction will apply to all holders of Convertible Notes.

In April 2009 the Company received confirmation from one of the investors that the terms and conditions of the June 2008 9% convertible loan will apply to the loan of Euros 100,000 which was originally granted as a bridge loan in 2008. The amount of Euros 100,000 is included in the balance of the June 2008 9% convertible note.

Based upon the decreased conversion price and under assumption that all note holders would voluntary choose a conversion into shares, the principal and accrued interest under the Convertible Notes would convert into 161,058,194 shares of common stock as of December 31, 2009.

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

9% RELATED PARTY CONVERTIBLE DEBENTURE MARCH 2009

The Company closed on a convertible debt financing (the “9% Related Party Convertible Debentures March 2009”) with Stichting Gemeenschappelijk Bezit LTC from February 7, 2009 to June 30, 2009 for a total of Euros 1.032 million (approximately U.S. $1,352,000). The Company has a balance of $1,479,000 outstanding under these debentures as of December 31, 2009.  The accrued interest on this amount is Euros 74,000 (approximately U.S. $107,000).The Company issued its 9% Related Party Convertible Debentures March 2009 to the investor (the “Lender”) in connection with this financing. The 9% Related Party Convertible Debentures March 2009 are convertible at $0.07 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the 9% Related Party Convertible Debentures March 2009. The 9% Related Party Convertible Debentures March 2009 accrue interest at 9% per annum and are due and payable on September 30, 2011 (the “Maturity Date”). The 9% Related Party Convertibles Debenture March 2009 were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  All obligations of the Company under the 9% Related Party Convertible Debentures March 2009 will be not be secured by the Company. Arch Hill secured the Debentures by pledging security interest held by Arch Hill in specific assets held by Arch Hill.

Based upon the conversion price and under assumption that all debenture holders would voluntary choose a conversion into shares, the principal and accrued interest under the 9% Related Party Convertible Debentures March 2009, would convert into 20,837,076 shares of common stock as of December 31, 2009.

Prior to the Maturity Date, the 9% Related Party Convertible Debentures March 2009 are due and payable within three months of a “Change in Control” of the Company or a “Financing”. “Change in Control” of the Company is defined to have occurred if, at any time following the date of the 9% Related Party Convertible Debentures March 2009: (A) any “person” or “group” (as such terms are used in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (other than the shareholders of the Company identified in (1) Amendment No. 16/6 to Schedule 13D filed with respect to the Company on April 29, 2008 and (2) Schedule 13D filed with respect to the Company on June 2, 2008) becomes a “beneficial owner” (as such term is used in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities; (B) a change in “control” of the Company (as the term “control” is defined in Rule 12b-2 or any successor rule promulgated under the Exchange Act) shall have occurred; (C) the shareholders or the Board of Directors of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets; or (D) the shareholders or the Board of Directors of the Company approve a merger or consolidation of the Company with any other company, other than a merger or consolidation which would result in the combined voting power of the Company’s voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation. “Financing” is defined as the consummation by the Company or any of its subsidiaries of any debt or equity financing in excess of $20,000,000.

The 9% Related Party Convertible Debentures March 2009 provide that in the event of the receipt by the Company or any of its subsidiaries of any proceeds from any “Asset Sale” or “Insurance/Condemnation Award”, the Company shall apply within thirty (30) Business Day after the receipt thereof the net after-tax proceeds there from to pay in cash the principal and all accrued but unpaid interest hereunder. “Asset Sale” means any sale, transfer, conveyance or other disposition by the Company or any of its subsidiaries of any of its property or assets, other than the sale of inventory in the ordinary course of business. “Insurance/Condemnation Award” means the receipt by the Company or any of its subsidiaries of any proceeds received under any casualty insurance polity maintained by or for the benefit of the Company or any of its subsidiaries or as a result of the taking of any assets of the Company or any of its subsidiaries pursuant to the power of eminent domain or condemnation.

10% RELATED PARTY CONVERTIBLE DEBENTURE OCTOBER 2009 I

The Company closed on a convertible debt financing (the “10% Related Party Convertible Debenture October 2009 I”) with Stichting Gemeenschappelijk Bezit LTC (the “Lender”) from October 22, 2009  to December 18, 2009 for a total of Euros 1.26 million (approximately U.S. $1,815,000). The accrued interest as of December 31, 2009 was Euros 13,000 (approximately U.S. $19,000).The Company issued its convertible notes (the “Convertible Debentures”) to the Lender in connection with this financing. The Convertible Debentures are convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Debentures. The Convertible Debentures accrue interest at 10% per annum and are due and payable on December 31, 2010 (the “Maturity Date”). The Convertible Debentures were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  All obligations of the Company under the Convertible Debentures will not be secured by the Company. Arch Hill secured the Debentures by pledging security interest held by Arch Hill in specific assets held by Arch Hill.  The Company recorded a debt discount of approximately $75,000 on date of issuance of these debentures related to a beneficial conversion feature.  This discount will be amortized over the term of the debentures using the effective interest method.  The Company recognized interest expense of approximately $10,000 for the year ended December 31, 2009 related to amortization of the beneficial conversion discount.

Based upon the conversion price and under assumption that the debenture holder would voluntary choose a conversion into shares, the principal and accrued interest under the Convertible Debentures, would convert into 47,084,724 shares of common stock as of December 31, 2009.

Prior to the Maturity Date, the Convertible Debentures are due and payable within three months of a “Change in Control” of the Company or a “Financing”. “Change in Control” of the Company is defined to have occurred if, at any time following the date of the Convertible Debentures: (A) any “person” or “group” (as such terms are used in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (other than the shareholders of the Company identified in (1) Amendment No. 16/6 to Schedule 13D filed with respect to the Company on April 29, 2008 and (2) Schedule 13D filed with respect to the Company on June 2, 2008) becomes a “beneficial owner” (as such term is used in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the

Company’s then outstanding securities; (B) a change in “control” of the Company (as the term “control” is defined in Rule 12b-2 or any successor rule promulgated under the Exchange Act) shall have occurred; (C) the shareholders or the Board of Directors of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets; or (D) the shareholders or the Board of Directors of the Company approve a merger or consolidation of the Company with any other company, other than a merger or consolidation which would result in the combined voting power of the Company’s voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation. “Financing” is defined as the consummation by the Company or any of its subsidiaries of any debt or equity financing in excess of $20,000,000.

The Convertible Debentures provide that in the event of the receipt by the Company or any of its subsidiaries of any proceeds from any “Asset Sale” or “Insurance/Condemnation Award”, the Company shall apply within thirty (30) Business Day after the receipt thereof the net after-tax proceeds there from to pay in cash the principal and all accrued but unpaid interest hereunder. “Asset Sale” means any sale, transfer, conveyance or other disposition by the Company or any of its subsidiaries of any of its property or assets, other than the sale of inventory in the ordinary course of business. “Insurance/Condemnation Award” means the receipt by the Company or any of its subsidiaries of any proceeds received under any casualty insurance polity maintained by or for the benefit of the Company or any of its subsidiaries or as a result of the taking of any assets of the Company or any of its subsidiaries pursuant to the power of eminent domain or condemnation.

10% RELATED PARTY CONVERTIBLE DEBENTURE OCTOBER 2009 II

The Company closed on a convertible debt financing (the “10% Related Party Convertible Debenture October 2009 II”) with Stichting Gemeenschappelijk Bezit LTC from October 23, 2009 to December 18, 2009 for a total of Euros 1.77 million (approximately U.S. $2,538,000). The accrued interest on this amount is Euros 16,000 (approximately U.S. $23,000).The Company issued its convertible debentures (the “Convertible Debentures”) to the Lender in connection with this financing. The Convertible Debentures are convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Debentures. The Convertible Debentures accrue interest at 10% per annum and are due and payable on December 31, 2010 (the “Maturity Date”). The Convertible Debentures were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  All obligations of the Company under the Convertible Debentures will not be secured by the Company. Arch Hill secured the Debenture by pledging security interest held by Arch Hill in specific assets held by Arch Hill.  The Company recorded a debt discount of approximately $79,000 on date of issuance of these debentures related to a beneficial conversion feature.  This discount will be amortized over the term of the debentures using the effective interest method.  The Company recognized interest expense of approximately $11,000 for the year ended December 31, 2009 related to amortization of the beneficial conversion discount.

Based upon the conversion price and under assumption that the debenture holder would voluntary choose a conversion into shares, the principal and accrued interest under the Convertible Debentures, would convert into 65,981,149 shares of common stock as of December 31, 2009.

Prior to the Maturity Date, the Convertible Debentures are due and payable within three months of a “Change in Control” of the Company or a “Financing”. “Change in Control” of the Company is defined to have occurred if, at any time following the date of the Convertible Debentures: (A) any “person” or “group” (as such terms are used in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (other than the shareholders of the Company identified in (1) Amendment No. 16/6 to Schedule 13D filed with respect to the Company on April 29, 2008 and (2) Schedule 13D filed with respect to the Company on June 2, 2008) becomes a “beneficial owner” (as such term is used in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities; (B) a change in “control” of the Company (as the term “control” is defined in Rule 12b-2 or any successor rule promulgated under the Exchange Act) shall have occurred; (C) the shareholders or the Board of Directors of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets; or (D) the shareholders or the Board of Directors of the Company approve a merger or consolidation of the Company with any other company, other than a merger or consolidation which would result in the combined voting power of the Company’s voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation. “Financing” is defined as the consummation by the Company or any of its subsidiaries of any debt or equity financing in excess of $20,000,000.

The Convertible Debentures provide that in the event of the receipt by the Company or any of its subsidiaries of any proceeds from any “Asset Sale” or “Insurance/Condemnation Award”, the Company shall apply within thirty (30) Business Day after the receipt thereof the net after-tax proceeds there from to pay in cash the principal and all accrued but unpaid interest hereunder. “Asset Sale” means any sale, transfer, conveyance or other disposition by the Company or any of its subsidiaries of any of its property or assets, other than the sale of inventory in the ordinary course of business. “Insurance/Condemnation Award” means the receipt by the Company or any of its subsidiaries of any proceeds received under any casualty insurance polity maintained by or for the benefit of the Company or any of its subsidiaries or as a result of the taking of any assets of the Company or any of its subsidiaries pursuant to the power of eminent domain or condemnation.

SALE OF SERIES C CONVERTIBLE PREFERRED STOCK

During 2007 the Company closed on the sale of Series C Preferred Stock in several private placement transactions. The Company sold 119,481 shares of Series C Preferred Stock at a purchase price of $150 per share for an aggregate purchase price of $17,922,117. Each share of Series C Preferred Stock is convertible into 2,500 shares of Company common stock. The effective purchase price for each underlying share of Company common stock in these transactions was $0.06 per share. Additionally, the Company sold 35,868 shares of Series C Preferred Stock for an aggregate purchase price of $9,466,875 at a purchase price of $250 per share of Series C Preferred Stock, with an effective purchase price for each underlying share of Company common stock of $0.10 per share in these transactions. No additional shares of Series C Preferred stock were sold or issued during 2008 or 2009 other than shares issued in the Debt Settlement described above.  See “Subordinated Loans From Related Party”.

Each share of the Series C Preferred Stock is convertible at the option of the holder thereof into 2,500 shares of Company common stock at any time following the authorization and reservation of a sufficient number of shares of Company common stock by all requisite action, including action by the Company’s Board of Directors and by Company stockholders, to provide for the conversion of all outstanding shares of Series C Preferred Stock into shares of Company common stock. On March 25, 2009 the Company filed an Amended Certificate of Incorporation, in which the authorized amount of common stock has been increased from 750,000,000 to 3,000,000,000 shares of common stock.  Accordingly, all shares of Series C Preferred Stock outstanding on June 23, 2009, ninety (90) days of the Authorization Date, were converted into 583,000,000 shares of common stock. As of December 31, 2009, 0 shares of Series C Preferred Stock remain outstanding.

MANAGEMENT’S PLANS TO OVERCOME OPERATING AND
LIQUIDITY DIFFICULTIES

Over the past ten years, we have refocused our unique extrusion-based manufacturing process, cell technology, large battery assembly expertise, and market activities to concentrate on large-format, high rate battery applications. Our commercialization efforts are focused on applying our lithium-ion rechargeable batteries in the transportation, stationary power and national security markets.

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

Management intends to continue using a more aggressive pricing structure through price reductions to be able to address the market in order to obtain larger volume contracts.

We have recently entered into a number of financing transactions (see Notes 4 and 7 to our financial statements). From January to December 2009, we raised approximately $9.5 million in convertible debt financing transactions. We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities and debt financing. We believe that if we raise approximately $7 million in debt and equity financings, we would have sufficient funds to meet our needs for working capital, repayment of debt and for capital expenditures over the next twelve months and to meet expansion plans.  With these funds the Company will be able to expand the production capacity to approximately 20MWh per annum and to expand battery assembly activities in both the US and in Europe. After these investments the existing production facility in Nordhausen will not be able to expand even further. If after that the Company would like to extend the production capacity substantially it will need substantially more new capital to build a new facility. The ultimate location will depend on regional market needs.

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

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next few years. As of December 31, 2009, we had an accumulated deficit of approximately $148,000,000. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities and debt financing. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations in 2010 is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

Revenues from Product Sales

Revenues from product sales increased to $7,371,000 or 77% in the year ended December 31, 2009 from $4,167,000 in the same period in 2008. The increase in sales revenues is a result of our focused sales and operational performance.

Although we are still in an early manufacturing stage, by limiting the amount of different large format cylindrical cells we are producing and selling, and by streamlining our production facility logistically, the Company has been able to improve yield substantially. Our mission continues to be to become a leading manufacturer of large format cylindrical rechargeable lithium power solutions for advanced transportation, stationary power and national security applications. We can also license our technology and have the capability to enter into other collaborative efforts with third parties.

In the transportation market, the rapidly increasing cost of petroleum-based fuels continues to accelerate the move to full electric and plug-in electric hybrid vehicles. While we believe that other automobile manufacturers will take several years to adopt the technology, we are continuing our development efforts through smaller, but more focused market opportunities. Political pressure to innovate automotive drive train technologies towards electric and plug-in hybrid solutions has put strong emphasis and interest in battery technology over the past several years.

Outside the U.S., we continue to further our agreement with ThyssenKrupp, the largest manufacturer of non-nuclear, manned submarines to develop and manufacture special, very large lithium-ion cells for propulsion. During 2009 we developed business with two new customers that accounted for 48% of the Company’s revenue for the year.

Cost of Goods Sold

Cost of goods sold was $9,455,000 in the year ended December 31, 2009 compared to $7,459,000 in the same period in 2008, an increase of 26%.  The increase was related to increased sales of our products. We continue to look for cheaper sources of raw materials and more efficient production processes. We anticipate costs to continue to decline relative to sales as we realize larger economies of scale. Gross margins improved from (79%) in 2008 to (28%) in 2009 as a result of higher revenues and higher utilization of plant and capacity.

Engineering, Research and Development Expenses

Engineering, research and development expenses during the year ended December 31, 2009 decreased by 22% to $1,122,000 from $1,437,000 in the same period in 2008. This decrease was due to focusing R&D to limited projects in 2009, and finalizing the discontinuation of flat cell manufacturing and research in Plymouth Meeting.

General and Administrative Expenses

General and administrative expenses during the year ended December 31, 2009 decreased by $1,258,000 or approximately 20% to $4,930,000 from $6,188,000 in the same period in 2008. This decrease reflects our continuing efforts to decrease overhead costs and the impact of consolidating our manufacturing into one facility in Germany thereby reducing payroll and overhead expenses in Plymouth Meeting.

Sales and Marketing Expenses

Sales and marketing expenses were $706,000 in the year ended December 31, 2009 compared to $397,000 in the same period in 2008. Sales and Marketing expenses represent costs incurred from sales associates and participation in trade shows relating to the sale of cells and/or batteries.  The amount spent on sales and marketing costs reflects our strategic focus to increase market recognition and the continuation of our efforts to sell products to bigger corporations, which require more travel and greater sales efforts. The increase in our sales and marketing expense is reflective of the higher sales level achieved in 2009 compared to 2008.

Depreciation and Amortization

Depreciation and amortization during the year ended December 31, 2009 decreased by $197,000 to $133,000 from $330,000 in the same period in 2008, partially from the benefit of the disposition of plant and equipment in Plymouth Meeting in 2008 and also due to favorable average exchange rates between the Euro and US dollar between 2008 and 2009, as most of our depreciation expense is in Germany.

Interest Expense

Interest expense, net of interest income for the year ended December 31, 2009 increased by $762,000 or 102% to $1,506,000 from $744,000 in the same period in 2008. Interest expense mainly represents interest accrued on loans from the European subsidiary debt financing. The increase in interest expense is associated primarily with the additional $9.5 million in convertible debt securities issued by the Company in 2009.

Warrants Expense (Income)

Charges for warrants were $(117,000) and $(9,946,000), respectively, in the years ended December 31, 2009 and 2008. The continuing decrease in the charge for the warrant expense is attributed as a result of the decrease of the Company’s stock price, and the fact that we mark the warrants to market every quarter.

Per ASC 815, warrants issued with debt are classified as liabilities and marked to market at each reporting period.

Charge for Beneficial Conversion Feature

Charge for beneficial conversion feature was $21,000 and $3,827,000, respectively, in the year ended December 31, 2009 and 2008. For more information concerning this please refer to the Notes to Financial Statement contained herein.

Net Loss to Common Shareholders

Net loss to common shareholders was approximately $10,510,000 or $(0.01) per share for the year ended December 31, 2009 as compared to a restated net loss to common shareholders of $8,561,000 or $(0.01) for the year ended December 31, 2008.

Accumulated Deficit

We have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of December 31, 2009, our accumulated deficit was $148,000,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenues

The production time of the Company’s battery cells and assembled battery units to various clients is generally less than three months. Revenues and cost of revenues from these battery cells and assembled battery units are generally recorded at the time each battery is delivered and title and possession are transferred to the buyer. Revenue is recognized as services are rendered or products are delivered, the price to the buyer is fixed and determinable, and collectability is reasonably assured. Generally, sales terms are Free on Board (FOB) origin. Trade accounts receivable potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral.

The Company may also be contracted by certain customers for large battery units that may take more than three months to complete. For such large battery units contracts that take more than three months to design, manufacture, assemble, deliver and install, the Company uses the percentage of completion method to account for revenue and cost in accordance with ASC guidelines.  For these contracts, revenues are calculated based on the percentage that total costs incurred (primarily material and labor) are relative to total estimated costs at completion.

In 2009 48% of our revenues were generated from two major customers as compared to 29% of our revenue generated by two major customers in 2008. 15% of purchases were concentrated with one vendor in 2009.

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

Inventory Valuation

We carry our inventories at lower of cost or market.  We establish inventory provisions to write down excess and obsolete inventory to market value.  We utilize historical trends and customer forecasts to estimate expected usage of on-hand inventory.  The establishment of inventory provisions requires judgments and estimates which may change over time and may cause final amounts to differ materially from original estimates. However, we do not believe that a reasonable change in these assumptions would result in a material impact to our financial statements.  In addition, inventory purchases are based upon future demand forecasts estimated by taking into account actual sales of our products over recent historical periods and customer forecasts.  If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology or customer requirements, we may be required to write down our inventory and our gross margin could be negatively affected.  However, if we were to sell or use a significant portion of inventory already written down, our gross margin could be positively affected.  Inventory provisions at December 31, 2009 were $0 and at December 31, 2008 were $0 million.

Impairment of Long-Lived Assets

We follow ASC 360, which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. An impairment charge could materially impact our financial condition and results of operations.

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

Fair Value of Financial Instruments

Fair value estimates, assumptions and methods used to estimate fair value of our financial instruments are made in accordance with the requirements of ASC 825 “Financial Instruments”. We have used available information to derive our estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts we could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.

Convertible Securities With Beneficial Conversion Features

The Company accounts for securities with embedded conversion features and warrant issuances in accordance with ASC 470-20 with respect to convertible securities with beneficial conversion features. The Company determines the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. Any discount derived from determining the fair value of the beneficial conversion features is amortized using the effective interest method to financing costs over the remaining life of the debenture. Warrants with down round provisions issued with debt are classified as liabilities and marked to market at each reporting period. For issuances of convertible Preferred Stock with beneficial conversion feature the discount is recognized upon issuance.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective July 2009, we adopted the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC-105).  This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative.  We began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP for the three months and nine months ended September 30, 2009.  As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  These include goodwill and other non-amortizable intangible assets. We adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC-820, has not had a significant impact on our consolidated financial position, results of operations or cash flows.

Effective April 2009, we adopted a new accounting standard for subsequent events, as codified in ASC-855. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events).  In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption has not had a significant impact on our consolidated financial position, results of operations or cash flows.  As a consequence of the adoption of ASC-855, we have evaluated and disclosed subsequent events relating to the year ended December 31, 2009 in our Financial Statements.

Effective April 2009, we adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting.  The first update, as codified in ASC-820 (formerly FASB Staff Positions (“FSP”) No.157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), provides additional guidelines for estimating fair value in accordance with fair value accounting.  The second accounting update, as codified in ASC-320 (formerly FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments), changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC-825 (formerly Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments), increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates has not had a significant impact on our consolidated financial position, results of operations or cash flows.

RISK FACTORS

WE ARE SUBJECT TO VARIOUS RISKS THAT MAY MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

RISKS RELATED TO OUR BUSINESS

WE HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2009 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES. We had a working capital deficit of approximately $13,213,000 at December 31, 2009, which means that our current liabilities exceeded our current assets on December 31, 2009. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.

WE HAVE SUBSTANTIAL INDEBTEDNESS AND ARE HIGHLY LEVERAGED. At December 31, 2009, we had total consolidated indebtedness of approximately $23,299,000. The level of our indebtedness and related debt service requirements could negatively impact our ability to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. A substantial portion of our future cash flow from operations, if any, may be dedicated to the payment of principal and interest on our indebtedness. Our high leverage may also limit our flexibility to react to changes in business and may place us at a competitive disadvantage to less highly leveraged competitors. In addition, creditors who remain unpaid may initiate collection proceedings, which could hamper our operations due to our short term cash needs or the effect on our assets subject to debt.

WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses from inception to December 31, 2009, including approximately $10,510,000 of net loss to common shareholders in the year ended December 31, 2009. We expect to incur substantial additional operating losses in the future. During the year ended December 31, 2009 and 2008, we generated revenues from batteries sales and development contracts in the amounts of $7,371,000 and $4,167,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

On June 15, 2009 the Company filed its Form 10K for the year ending December 31, 2008. This Form 10K was subsequently amended on August 26, 2009 as a result of an amendment to the Company’s Form 10Q for the quarterly period ended September 30, 2008 filed August 21, 2009, and amended on September 14, 2009 for the purpose of correcting certain typographical errors.

The restatement of these financial statements and delay in filing financial statements and periodic reports with the SEC for the periods ending December 31, 2005 through June 30, 2009 may lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing as a result of the restatements and delay in filing financial statements and periodic reports with the SEC and we may not be able to effectuate our current business strategy. Moreover, we may be the subject of negative publicity focusing on the financial statement errors and resulting restatement and delay in filing financial statements and periodic reports with the SEC and negative reactions from our stockholders, creditors or others with whom we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL AND DISCLOSURE CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING WHICH WOULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR SECURITIES. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, areas of our disclosure and internal controls that need improvement. As a result after a review of our December 31, 2004 through 2009 operating results, we identified certain deficiencies in some of our disclosure controls and procedures.

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

WE FACE RISKS RELATED TO LATE TAX FILINGS. The Company filed its mandatory tax filings for the 2005 to 2008 fiscal years with the US Internal Revenue Service and  the Commonwealth of Pennsylvania Tax Department beyond their extended due dates.  Management believes that the potential liability to the Company is not significant since the Company reported significant losses for the respective years. Moreover, to the best of management’s knowledge, the Company does not believe that not filing tax returns late is a violation of any of its contractual covenants.

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

●
our ability to keep production costs low. Other advanced battery chemistries may be produced at a reduced cost. As we work to reduce the cost of our batteries, we expect that manufacturers of other advanced battery chemistries will do the same.

●
lithium-ion battery life in various commercial applications. While initial testing is promising, it is difficult to predict the life of lithium-ion batteries in high rate applications. If our batteries do not last long enough when used for high rate applications, it is unlikely that there will be market acceptance of our battery products.

●
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

OUR BUSINESS STRATEGY DEPENDS ON THE CONTINUED GROWTH OF THE LITHIUM BATTERY INDUSTRY. We would be adversely affected if sales of rechargeable lithium batteries do not continue to grow. The growth in sales of rechargeable lithium batteries may be inhibited for any number of reasons, including:

●	competition from other battery chemistries;

●	the failure of large-scale commercial production of lithium battery powered hybrid electric vehicles;

●	a significant downturn in military activities requiring rechargeable power sources; or

●	the failure of the markets to accept the use of lithium batteries in large-scale applications, such as energy storage.

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

RISKS RELATED TO OUR SHARES

FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS. Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. As of December 31, 2009, we had 1,803,839,699 shares of common stock outstanding, without taking into account shares issuable upon exercise of outstanding convertible debentures, warrants or options.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE, WHICH COULD CAUSE THE VALUE OF AN INVESTMENT IN OUR STOCK TO DECLINE. The market price of shares of our common stock has been and is likely to continue to be highly volatile. Factors that may have a significant effect on the market price of our common stock include the following:

●	sales of large numbers of shares of our common stocks in the open market, including shares issuable at fluctuating conversion price at a discount to the market price of our common stock;

●	our operating results;

●	our need for additional financing;

●	announcements of technological innovations or new commercial products by us or our competitors;

●	developments in our patent or other proprietary rights or our competitors’ developments;

●	our relationships with current or future collaborative partners;

●	governmental regulation;

●	and factors and events beyond our control.

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

OUR COMMON STOCK IS DEEMED TO BE “PENNY STOCK,” WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS. Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-11 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stocks:

●	with a price of less than $5.00 per share;

●	that are not traded on a “recognized” national exchange;

●	whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq-listed stocks must still have a price of not less than $5.00 per share); or

●
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

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated balance sheets as of December 31, 2009 and 2008, and our consolidated statements of operations, changes in stockholders’ deficit and comprehensive loss and cash flows for each of the years in the two year period ended December 31, 2009 and 2008, together with the report of Amper, Politziner & Mattia LLP, independent registered public accountants, are included at the end of this report. Reference is made to the “Index to Consolidated Financial Statements” on page F-l.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in timely alerting them to material information relating to the Company (including our subsidiary) required to be included in our periodic Securities and Exchange Commission filings through 2008. During the years 2008 and 2009 the company filed all of its reports as required by the Exchange Act. Management believes we now have the controls and personnel in place to continue to complete our filings within the time periods specified in the Commission’s rules.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designated by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2009, our internal control over financial reporting was not effective due to the following:

(1)	certain audit adjustments were made to such financial statements after being identified by Amper, Politziner and Mattia LLP
(2)	certain disclosures required by GAAP were incorporated in such financial statements and the notes thereto after being identified by Amper, Politziner and Mattia LLP
(3)	certain account analyses were either not accurately completed and /or not completed in a timely manner

The material weaknesses described above comprise control deficiencies that were discovered during prior audits and continued during the current year.  Management is making progress on its remediation plan which includes  (i) the addition of a financial and operations professionals to our executive management, (ii) reorganization of the financial staff, including personnel changes and recruitment,

Though management has implemented a series of remediation actions as noted above, there was insufficient time to fully evaluate the effectiveness of these actions prior to the end of 2009.  However, we believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

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

Changes in Internal Control Over Financial Reporting

As described above, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting and identified material weaknesses in internal control over financial reporting as of December 31, 2009.

As for the material weakness identified at December 31, 2009, management has implemented the following remedial actions:

●	Continues to change internal guidance and procedures, as needed.

●
Hired and continues to search for additional personnel with the requisite knowledge and/or adequate training to control and monitor the effects of accounting principles and disclosures on the financial reporting of the Company.

Other than the remedial actions described above, management believes that no change in internal control over financial reporting occurred during 2009 that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

We are continuing to actively assess and evaluate our most critical business and accounting processes to identify further enhancements and improvement opportunities.

ITEM 9B.	OTHER INFORMATION

See Item 5 “Market For Registrant’s Common Equity, Related Stock holder Matters and Issuer Purchases of Equity Securities” – Sale of Securities During Quarter Ended December 31, 2009.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning LTC’s directors and executive officers and the directors and executive officers of GAIA Holding and GAIA as of January 1, 2010:

Name	Age	Position
Fred A. Mulder	68	Co-Chairman of the Board of LTC

Christiaan A. van den Berg	60	Co-Chairman of the Board of LTC

Theo M. Kremers	56	Chief Executive Officer of LTC Managing Director of GAIA Director of LTC

Dr. Klaus Brandt	61	Chief Technology Officer of LTC Managing Director of GAIA Director of LTC

Timothy J. Ryder	50	Chief Financial Officer and General Manager of LTC

Frits Obers	53	Managing Director of GAIA

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

Theo M. Kremers was appointed as a Director of LTC on April 28, 2008 and appointed the Chief Executive Officer of LTC on June 26, 2008 and appointed Managing Director of GAIA in November 3, 2008. Mr. Kremers has been the founder and Chief Executive Officer and President of MARC Global Holdings Inc., headquartered in Dulles, VA. MARC Global Holdings was acquired from TRW, Reston VA in 2000 as part of a buy-out which Mr. Kremers led. MARC Global Holdings Inc. was one of the premier global suppliers of Supply Chain Execution Software solutions, with operating locations in the United States, the Netherlands, Germany and Australia. After his resignation in 2004, he became Managing Partner of a Dutch Private Equity fund, which had a major focus area in intelligent solutions and applications for the (deregulated) utility market. Mr. Kremers holds a masters degree in Electrical Engineering of the Technical University Eindhoven. Mr. Kremers holds directorship in a number of Dutch and American private companies.

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

Timothy J. Ryder was appointed Chief Financial Officer of LTC effective January 1, 2010. Mr. Ryder had served as General Manager of LTC for North American operations from February 2009 to present. Previously Mr. Ryder has been Chief Financial Officer of Excelergy Holding BV, a software company serving the deregulated energy market, from 2005 until 2008. From 2001 until 2003 Mr. Ryder was VP Corporate Development and Corporate Secretary of MARC Global Holdings Inc, a software company in the logistics and warehouse management space. Mr. Ryder holds a bachelors degree in Mathematics from The Citadel and an MBA from the Darden School at The University of Virginia.

Frits Obers has been serving as a consultant to LTC since April 28, 2008 and serves as Managing Director of GAIA since November 3, 2008. Mr. Obers has extensive experience in managing turn arounds of distressed venture companies.  Mr. Obers worked for the Ministry of transport and headed the Department of vehicle registration. Thereafter Mr. Obers (co)founded two consultancy companies and was for 15 years a strategic advisor for environmental issues. Also Mr. Obers was the CEO of a Telecom Company.

Our directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified.

ADVISOR TO THE BOARD

Mr. Ben van Schaik has been appointed as an Advisor to the Board of Directors of the Company as of December 1, 2008. Mr. van Schaik has been asked to serve as an Advisor based upon his long standing experience in the automotive sector, as well as his extensive network within the industry. As the former Chief Executive Officer of DaimlerChrysler in Brazil, Mr. van Schaik gained a stellar reputation for his vision and managerial qualities. Currently, Mr. van Schaik is a Member of the Supervisory Board of Groeneveled Groep and Member of the Supervisory Board of Heineken Nederland.

AUDIT AND EXECUTIVE COMMITTEES

Effective April 28, 2008, the Board of Directors appointed Theo M.M. Kremers, Fred J. Mulder and Christiaan A. van den Berg members of the Audit Committee. On June 26, 2008, Theo M.M. Kremers was appointed as Chief Executive Officer and resigned as a member of the Audit Committee. Effective April 28, 2009, the Board of Directors appointed Klaus Brandt, Theo M.M. Kremers, Fred J. Mulder and Christiaan A. van den Berg as members of the Executive Committee.

No member of the audit committee is a “financial expert”.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own, directly or indirectly, more than ten percent (10%) of the registered class of our equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file. No Forms 3, 4 and 5 relating to our common stock were filed late during 2009.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our Chief Executive Officer and Chief Financial and Accounting Officers and employees.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2009, 2007 and 2006 in all capacities for the accounts of our Chief Executive Officer (CEO), Chief Financial Officer (CFO) and the three highest paid executive officers during the fiscal year ended December 31, 2009:

Name and Principal Position	Year	Salary		Bonus $	Stock Awards ($) (a)		Option Awards ($) (b)	Non-Equity Incentive Plan Compen - sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All other Compen- sation ($) (c)	Total ($)
Theo Kremers Chief Executive Officer of LTC, Managing Director of GAIA (1) (2)
	2009	$348,434	(6)								$348,434

	2008	$245,066	(7)								$245,066
Klaus Brandt Chief Technology Officer of LTC, Managing Director of GAIA (3)
	2009	$295,268	(8)								$295,268

	2008	$309,796	(9)								$309,796
	2007	$249,024	(10)		$100,000	(11)					$349,024
Frits Obers Managing Director of GAIA(1)
	2009	$348,434	(12)								$348,434
	2008	$245,066	(7)								$245,066

Ken Rudisuela, Chief Operating Officer (4)	2009	$116,667	(13)								$116,667
	2008	$200,000	(14)								$200,000
	2007	$50,000	(15)								$50,000
Tim Ryder, Chief Financial Officer, General Manager North America (5)	2009	$131,250	(16)								$131,250

(a)
Reflects dollar amount expensed by the Company during applicable fiscal year for financial statement reporting purposes pursuant to ASC 718. ASC 718 requires the Company to determine the overall value of the shares as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the shares become exercisable (vest). As a general rule, for time-in-service-based shares, the Company will immediately expense any share or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the share. For a description ASC 718 and the assumptions used in determining the value of the shares under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-K.

(b)
Reflects dollar amount expensed by the Company during applicable fiscal year for financial statement reporting purposes pursuant to ASC 718. ASC 718 requires the Company to determine the overall value of the stock awards as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the stock awards become exercisable (vest). As a general rule, for time-in-service-based stock awards, the Company will immediately expense any stock awards or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the stock awards. For a description ASC 718 and the assumptions used in determining the value of the stock awards under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-K.

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

(1)	Theo Kremers and Frits Obers signed consulting agreements with the Company on April 28, 2008 as part of the Governance Agreement between the Company, Arch Hill and a group of individual investors

(2)	Theo Kremers has been serving as the Chief Executive Officer of LTC since June 26, 2008.

(3)
Klaus Brandt has been serving as the Chief Technology Officer of LTC since June 26, 2008 and prior thereto as Chief Executive Officer of LTC from May 18, 2007 to June 26, 2008, Executive Vice President of LTC from June 20, 2005 to May 18, 2007 and Managing Director of GAIA since April 1, 2005.

(4)	Ken Rudisuela was Chief Operating Officer of LTC from October 1, 2007 until July 31, 2009.

(5)	Tim Ryder joined LTC on February 9, 2009 as General Manager for North American Operations. He was appointed Chief Financial Officer of LTC effective January 1, 2010.

(6)	Consists of a consulting fee paid by LTC in Euros (249,840) and converted to dollar value based on the average conversion rate for 2009.

(7)	Consists of a consulting fee paid by LTC in Euros (166,560) and converted to dollar value based on the average conversion rate for 2008.

(8)	Consists of salary paid by GAIA in Euros (211,719) and converted to dollar value based on the average conversion rate for 2009.

(9)	Consists of salary paid by GAIA in Euros (210,553) and converted to dollar value based on the average conversion rate for 2008.

(10)	Consists of salary paid by GAIA in Euros (181,992) and converted to dollar value based on the average conversion rate for 2007.

(11)
On November 27, 2007 the Executive Committee of the Board of Directors approved of the issuance of 1,000,000 shares to Klaus Brandt. This grant was given to the executive of the Company as a performance bonus for the development of the Company during 2007.Consists of salary paid by LTC of $200,000 in 2008.

(12)	Consists of a consulting fee paid by GAIA in Euros (249,840) and converted to dollar value based on the average conversion rate for 2009.

(13)	Consists of monthly salary of $16,667 paid by LTC until July 31, 2009, and thus a salary paid in 2009 of $116,667.

(14)	Consists of salary paid by LTC of $200,000 in 2008.

(15)	Consists of salary paid by LTC of $50,000 in 2007.

(16)	Consists of a monthly consulting fee of $15,000 paid by LTC.

STOCK GRANT TO EXECUTIVES

In 2009 no stock grants were given to management.

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

On June 26, 2008, Dr. Klaus Brandt was appointed as the Chief Technology Officer of Lithium Technology Corporation by the Company’s Board of Directors. Prior to this Dr. Klaus Brandt had been serving as Chief Executive Officer since May 18, 2007. Prior to this Dr. Klaus Brandt had been serving as a Director of the Company since September 27, 2006 and as an Executive Vice President since June 2005. Additionally, Dr. Brandt has been serving as the Managing Director of the Company’s subsidiary, GAIA, since April 2005. Pursuant to the employment agreement with Dr. Brandt, which expired on December 31, 2007 he served as the Managing Director of GAIA. On January 1, 2008, Dr. Klaus Brandt entered into a new employment contract with GAIA for a three year term. Under this employment agreement, Dr. Brandt receives a base annual salary of €200,000 and such additional compensation that is approved by the Board of Directors of the Company. As Chief Technology Officer his base annual salary has not been changed.

On October 1, 2007, the Company entered into an employment agreement with Kenneth Rudisuela to serve as the Chief Operating Officer of the Company. The employment agreement provides for a three year term commencing on October 1, 2007 and a base annual salary of $200,000. If Mr. Rudisuela is terminated by the Company other than for cause, Mr. Rudisuela will be entitled to receive his base salary for a period equal to the lesser of 6 months from the date of termination or the remaining term of the employment agreement.  The Company concluded in January 2009 to cancel Mr. Rudisuela’s employment agreement without cause and Mr. Rudisuela left the Company on July 31, 2009.

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

In February 2009 the Company entered into a consulting agreement with Whetstone Capital, LLC (the “Whetstone Consulting Agreement”). The Whetstone Consulting Agreement provides for Timothy J. Ryder, an employee of Whetstone Capital LLC and the Chief Financial Officer of the Company, to spend approximately 160 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of $15,000.

On September 15, 2009 the Company entered into consulting agreements with each of Steenbergh Management B.V. (the “Steenbergh Consulting Agreement”, FMSUD Consultancy B.V. (the “FMSUD Consulting Agreement”), and OUIDA Management Consultancy B.V. (the “OUIDA Consulting Agreement”), (collectively, the “Consulting Agreements”).

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

The Steenbergh Consulting Agreement provides for Mr. van den Berg, an employee of Steenbergh, the Chief Executive of Arch Hill Capital and the Co-chairman of the Board of the Company, to spend a minimum of 32 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of € 4,167.

The FMSUD Consulting Agreement provides for Mr. Mulder, an employee of FMSUD, and the Co-chairman of the Board of the Company, to spend a minimum of 32 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of € 4,167.

The OUIDA Consulting Agreement provides for Mr. Kremers, an employee of OUIDA Management Consultancy B.V. and the Chief Executive Officer and a director of the Company, to spend a minimum of 160 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of € 20,820.

In 2009 a consulting fee of $705,000 was claimed by Fidessa Asset Management for services rendered over the period April 1, 2008 until December 31, 2008. There is no signed agreement between LTC and Fidessa Asset Management S.A. regarding these consulting services and the Company is disputing the amount.

For the period October 1, 2006 until April 1, 2008 an agreement for advisory services by Fidessa Asset Management S.A. was signed by LTC. For these services Fidessa Asset Management S.A. received fees of $450,000 in 2007 and $300,000 in 2008. Additionally Fidessa Asset Management S.A. was entitled to receive an equity compensation of 16,666,667 shares of common stock which were delivered in September 2009.

Arch Hill Real Estate N.V. had over the period 2004 and 2005 billed an amount of $70,000 per month as management fees to Gaia Holding BV. The amount was unpaid as per December 31, 2009 and is included in the promissory notes of $1,814,000 from Arch Hill, in which balance unpaid management fees and unpaid interest for the years 2004 - 2008 are included.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2009, the number and percentage of outstanding shares of our common stock beneficially owned by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” and (iv) all such executive officers and directors as a group.

	Beneficial Ownership
Name of Owner	Number of Shares		Percentage of Total (1)

5% or Greater Stockholders
Arch Hill Capital, NV (2)	920,414,035	(19)	47.45%
Stichting Gemeenschappelijk Bezit LTC (2)	576,980,109	(20)	29.74%
Eduard Hagens (3)	100,000,000	(21)	5.54%
Bauke Bakhuizen (4) **	36,214,000	(22)	2.01%
Cornelis J.M. Borst (5) **	47,500,000	(23)	2.63%
Bover B.V. (5) **	14,000,000	(24)	0.78%
Benno J.G. de Leeuw (6) **	5,329,700	(25)	0.30%
Benno de Leeuw Holding B.V. (6) **	105,000	(26)	0.01%
Robert L.O. du Chatenier (7) **	34,193,350	(27)	1.90%
Chadmin B.V. (7) **	16,916,675	(28)	*
J.F.G.M. Heerschap (8) **	61,250,000	(29)	3.40%
Cornelis L.M. Meeuwis (9) **	36,306,675	(30)	2.01%
Dreamweaver B.V. (9) **	33,916,675	(31)	1.88%
Johannes C.L. Mol (10) **	50,591,675	(32)	2.80%
Green Desert NV (10) **	50,591,675	(33)	2.80%
Walter J.M. van der Mee (11) **	4,875,000	(34)	*

Directors and Named Executive Officers
Christiaan A. van den Berg (2)(14)	0		0
Klaus Brandt (12)(15)	1,000,000	(35)	*
Timothy Ryder (13)(16)	0		0
Theo M.M. Kremers (13)(15)(17)	0		0
Fred Mulder (13)(14)	0		0
Frits Obers (2) (18)	0		0
All Named Executive Officers and Directors as a Group (6 persons)	1,000,000	(35)	*

*	Less than 1%
**	Based on Schedule 13 D dated April 28, 2008 reporting that the stockholders may be deemed a group as defined in Rule 13d-5(b) under the Exchange Act.

(1)
The percentage of class calculation for each person or entity is based on the number of shares of Common Stock outstanding as of December 31, 2009 (1,803,839,699) plus the number of shares of Common Stock issuable to the person or entity upon exercise of convertible securities held by such person or entity.

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
(8)	Address: Heverstraat 8, 6088 BH Roggel, The Netherlands
(9)	Address: Ulvenhoutselaan 2, 4835 MC Breda, The Netherlands

(10)	Address: Kaya WFG Mensing 14, P.O. Box 3192, Willemstad, Curacao, Netherlands Antilles
(11)	Address: Oude Huizerweg 17, 1261 BD Blaricum, The Netherlands
(12)	Address: c/o GAIA, MontaniastraBe 17, D-99734 Nordhausen, Germany
(13)	Address: c/o Lithium Technology Corporation, 5115 Campus Drive, Plymouth Meeting, PA
(14)	Co-Chairman of the Company.
(15)	Director of Company.
(16)	Chief Financial Officer.
(17)	Chief Executive Officer.
(18)	Managing Director of GAIA.
(19)
Consists of (i) 343,433,926 shares of Common Stock held by Arch Hill Capital and (ii) all of the securities (the “Stichting LTC Shares”) owned by Stichting Gemeenschappelijk Bezit LTC (“Stichting LTC”). See Note (20). The Stichting LTC Shares are owned directly by Stichting LTC, with Stichting LTC having the power to vote and dispose of the Stichting LTC Shares. Arch Hill Capital controls Stichting LTC and also has the power to vote and dispose of the Stichting LTC Shares. Accordingly, Arch Hill Capital is the beneficial owner of the Stichting LTC Shares.  Cees Borst has the right to receive 1,500,000 shares of Common Stock from Stichting LTC.  These shares are included in the number of shares beneficially owned by Stichting LTC.

(20)	Consists of 440,871,898 shares of Common Stock, 2,205,262 shares issuable upon exercise of $.38 warrants and 133,902,949 shares of common stock issuable upon conversion of convertible notes.
(21)	Consists of 100,000,000 shares of Common Stock.
(22)	Mr. Bakhuizen beneficially owns 36,214,000 shares of Common Stock.
(23)
Mr. Borst beneficially owned 47,500,000 shares of Common Stock, consisting of (i) 32,000,000 shares of Common Stock held directly, (ii) 14,000,000 shares of Common Stock held by Bover -- see Note 24 and (iii) the right to receive 1,500,000 shares of Common Stock from Arch Hill Capital.  See Note 19.

(24)	Bover B.V. beneficially owned 14,000,000 shares of Common Stock.
(25)
Benno De Leeuw beneficially owns 5,329,700 shares of Common Stock, consisting of (i) 105,000 shares of Common Stock held by De Leeuw Holding -- see Note 26 and (ii) 5,224,700 shares of Common Stock held directly.

(26)	De Leeuw Holding beneficially owns 105,000 shares of Common Stock.
(27)
Mr. Du Chatenier beneficially owns 34,193,350 shares of Common Stock, consisting of (i) 12,593,525 shares of Common Stock held directly, (ii) 250,000 shares of Common Stock held by Chadmin, (iii) 4,683,150 shares of Common Stock registered in the name of Du Chatenier and beneficially owned by the minor children of Du Chatenier and (iv) 16,666,675 shares of Common Stock held by Chadmin -- see Note 28.

(28)	Chadmin B.V. beneficially owns 16,916,675 shares of Common Stock.
(29)	Mr. Heerschap beneficially owns 61,250,000 shares of Common Stock.
(30)
Mr. Meeuwis beneficially owns 36,306,675 shares of Common Stock, consisting of (i) 2,390,000 shares of Common Stock held directly, (ii) 27,672,475 shares of Common Stock held by Dreamweaver and (iii) 6,244,200 shares of Common Stock registered in the name of Dreamweaver and beneficially owned by the minor children of Meeuwis -- see Note 31.

(31)	Dreamweaver B.V. beneficially owns 33,916,675 shares of Common Stock.
(32)	Mr. Mol beneficially owns 50,591,675 shares of Common Stock held by Green Desert -- see Note 33.
(33)	Green Desert NV beneficially owns 50,591,675 shares of Common Stock.
(34)	Mr. Van der Mee beneficially owns 4,875,000 shares of Common Stock.
(35)	Consists of 1,000,000 shares of Common Stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

CHANGES IN CONTROL

On April 28, 2008 (the “Effective Time”) the Company entered into a Governance Agreement (the “Governance Agreement”) with certain shareholders of the Company (the “Investors”), Stichting Gemeenschappelijk Bezit LTC, (the “Foundation”), and Arch Hill Capital NV (“Arch Hill Capital” and together with the Foundation, the “Arch Hill Parties”). The Investors include eight persons or entities that are the beneficial owners of shares of the Company’s Series C Preferred Stock and/or Common Stock. The Investors beneficially own approximately 22% of the Company’s Common Stock in the aggregate.

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

Effective April 28, 2008, Fred J. Mulder and Christiaan A. van den Berg were appointed Co-Chairman of the Board of Directors. Mr. van den Berg had been serving as the Chairman of the Board of Directors of the Company since May 2007.

Certain of the provisions of the Governance Agreement may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of December 31, 2009, Arch Hill Capital beneficially owned 920,414,035 shares of our common stock which constitutes approximately 47% of our common stock on an as-converted basis, including shares beneficially owned by Arch Hill Capital and shares issuable upon conversion of convertible securities held by Arch Hill Capital but not including any shares issuable upon conversion of outstanding convertible securities held by any other person. Accordingly, Arch Hill Capital is a controlling entity. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in us. The calculation of percentage of our common stock beneficially owned by Arch Hill Capital is based on the number of shares of our common stock outstanding as of December 31, 2009 (1,803,839,699) plus the number of shares of our common stock issuable to Arch Hill Capital upon conversion of convertible securities held by such entity. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”

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

The Company has entered into convertible debenture transactions with Stichting Gemeenschappelijk Bezit LTC, (the “Foundation”) as described above in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On April 28, 2008 (the “Effective Time”) the Company entered into a Governance Agreement (the “Governance Agreement”) with certain shareholders of the Company (the “Investors”), Stichting Gemeenschappelijk Bezit LTC, (the “Foundation”), and Arch Hill Capital NV (“Arch Hill Capital” and together with the Foundation, the “Arch Hill Parties”). The Investors include eight persons or entities that are the beneficial owners of shares of the Company’s Series C Preferred Stock and/or Common Stock. The Investors beneficially own approximately 22% of the Company’s Common Stock in the aggregate. See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

We have entered into agreements with certain of our executive officers and directors as described above in Item 10 “Executive Compensation”.

As per December 31, 2009 an amount of $107,000 of fees to these directors and executive officers is included in the Accounts Payable.

For the period October 1, 2006 until April 1, 2008 an agreement for advisory services by Fidessa Asset Management S.A. was signed by LTC. For these services Fidessa Asset Management S.A. received fees of $450,000 in 2007 and $300,000 in 2008. Additionally Fidessa Asset Management S.A. was entitled to receive equity compensation of 16,666,667 of common shares which were delivered in September 2009.

In 2008 Arch Hill Real Estate N.V. billed an amount of $70,000 as management fees to Gaia Holding BV. The amount was unpaid as per December 31, 2009 and is included in the subordinated loan of $1,776,000 from Arch Hill, in which balance unpaid management fees and unpaid interest for the years 2004-2008 are included. There is no signed agreement between Arch Hill Real Estate NV and GAIA Holding BV regarding the fees and the rendering of management services.

We believe that the transactions as described above were fair to us and were as favorable to us as those that we might have obtained from non-affiliated third parties, given the circumstances under which such transactions were proposed and effectuated.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for fiscal year 2009 for professional services rendered by Amper, Politziner & Mattia LLP (AP&M) as our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $187,200.

The aggregate fees billed for fiscal year 2008 for professional services rendered by AP&M as our principal accountant for the audit of our annual financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2008 was $250,000.

AUDIT-RELATED FEES

The aggregate fees billed in each of fiscal 2009 and 2008 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $0 and $27,000, respectively.

TAX FEES

The aggregate fees billed in each of fiscal 2009 and 2008 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $0, respectively.

ALL OTHER FEES

The aggregate fees billed in each of fiscal 2009 and 2008 for products and services provided by our principal accountant (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

PRE-APPROVAL POLICIES AND PROCEDURES

The decision to retain Amper, Politziner & Mattia LLP as our principal accountant for the audit of our financial statements for the year ended December 31, 2009 was approved by our Audit Committee on January 29, 2009.

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

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(3)  Exhibits.  See Item 15(b) below.

(b)	Exhibits.

3.1	Restated Certificate of Incorporation, effective as of July 29, 2005 (1)

3.2	Certificate of Designation for Series B Preferred (2)

3.3	Certificate of Designation of Series C Preferred Stock (3)

3.4	Amendment to Restated Certificate of Incorporation, effective as of March 25, 2009 (4)

3.5	By-Laws, as amended (5)

4.1	Form of 10% Convertible Note dated July 11, 2007 (6)

4.2	Form of Amendment dated September 11, 2008 to 10% Convertible Note dated July 11, 2007 (7)

4.3	Form of Amendment dated March 1, 2009 to 10% Convertible Note dated July 11, 2007 (7)

4.4	Form of 9% Convertible Note issued June to December 2008 (8)

4.5	Form of Revised 9% Convertible Note issued June to December 2008 (7)

4.6	Form of Revised 9% Convertible Promissory Note as of June 1, 2009 +

4.7	Form of 10% Convertible Promissory Note I as of December 31, 2009 +

4.8	Form of 10% Convertible Promissory Note II as of December 31, 2009 +

10.1	1994 Stock Incentive Plan, as amended (9)

10.2	Directors Stock Option Plan (9)

10.3	1998 Stock Incentive Plan (10)

10.4	2002 Stock Incentive Plan (11)

10.5	Form of Stock Option Agreement relating to LTC’s 1994 Stock Incentive Plan, as amended (12)

10.6	Form of Stock Option Agreement relating to LTC’s Directors Stock Option Plan (12)

10.7	Form of Stock Option Agreement relating to LTC’s 1998 Stock Incentive Plan (10)

10.8	Form of Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan (11)

10.9	Form of Non-Qualified Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan [For Employees] (11)

10.10	Form of Non-Qualified Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan [For Consultants and Non-Employee Directors] (11)

10.11	Lease Agreement, dated July 22, 1994, between PMP Whitemarsh Associates and LTC and Addendum dated July 22, 1994 (12)

10.12	Bridge Financing Agreement, dated as of December 31, 2001, between LTC and Arch Hill Capital (13)

10.13	Bridge Financing Amendment Agreement No. 5, dated as of April 14, 2003 between LTC and Arch Hill Capital (5)

10.14	Loan Contract and Agreement on Subordination between GAIA and Arch Hill Ventures NV (5)

10.15	Partnership Agreement dated August 21, 1998 between GAIA Akkumulatorenwerke GmbH and Technologie-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (14)

10.16	Form of Stock Purchase Warrant dated October 21, 2005 issued to Stichting Gemeenschappelijk Bezit LTC (2)

10.17	Fifth Amendment to Lease, dated March 31, 2006, between PMP Whitemarsh and LTC (15)

10.18
Debt Settlement Agreement dated February 27, 2008, by and among Lithium Technology Corporation, GAIA Akkumulatorenwerke GmbH, Arch Hill Ventures N.V., Arch Hill Real Estate N.V. and Arch Hill Capital N.V. (16)

10.18	Share Issuance Agreement dated March 6, 2008 between the Company and Arch Hill Capital N.V. (17)

10.19	Governance Agreement dated April 28, 2008, among the Company, the Investors listed on Schedule A thereto, Stichting Gemeenschappelijk Bezit LTC and Arch Hill Capital N.V. (18)

10.20	Asset Purchase Agreement dated August 23, 2008 between the Company and Porous Power Technologies, LLC(19)

10.21	Sublease Agreement dated August 23, 2008 between the Company and Porous Power Technologies, LLC (19)

10.22	Consulting Agreement dated February 9, 2009 between the Company and Whetstone Capital, LLC+

10.23	Business Consultant Agreement dated September 15, 2009 between the Company and Steenbergh Management B.V. (20)

10.24	Business Consultant Agreement dated September 15, 2009 between the Company and FMSUD Consultancy B.V. (20)

10.25	Business Consultant Agreement dated September 15, 2009 between the Company and OUIDA Management Consultancy B.V. (20)

21.1	List of Subsidiaries +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(1)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

(2)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.
(3)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated November 28, 2006.
(4)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated March 25, 2009.
(5)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(6)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated July 11, 2007.
(7)	Incorporated herein by reference to LTC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
(8)	Incorporated herein by reference to LTC’s Current Report on Form 8-K/A dated June 30, 2008.
(9)	Incorporated herein by reference to the exhibits contained in LTC’s Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, dated January 19, 1996.
(10)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
(11)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
(12)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
(13)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated January 23, 2002.
(14)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter March 31, 2003.
(15)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.
(16)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated February 28, 2008.
(17)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.
(18)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated April 28, 2008.
(19)	Incorporated herein by reference to LTC’s Report on Form 10-Q dated September 30, 2008.
(20)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated September 25, 2009.

+	Exhibit filed herewith.

Financial Statement Schedules.  Reference is made to Item 15(a)(2) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION

Date: April 8, 2010	BY:	/s/ Theo M.M. Kremers
Theo M.M. Kremers, Chief Executive Officer (Principal Executive Officer)
	BY:	/s/ Timothy J. Ryder
Timothy J. Ryder, Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theo M.M. Kremers
Theo M.M. Kremers	Chief Executive Officer & Director (Principal Executive Officer)	April 8, 2010

/s/ Christiaan A. van den Berg
Christiaan A. van den Berg	Director	April 8, 2010

/s/ Fred J Mulder
Fred J Mulder	Director	April 8, 2010

/s/ Klaus Brandt
Klaus Brandt	Director	April 8, 2010

LITHIUM TECHNOLOGY CORPORATION
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders of
Lithium Technology Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lithium Technology Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States.

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

/s/ Amper, Politziner & Mattia LLP
April 6, 2010
Edison, New Jersey

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,181,000	$792,000
Accounts receivable, net	1,156,000	164,000
Inventories	1,819,000	2,623,000
Prepaid expenses and other current assets	68,000	173,000
Total current assets	4,224,000	3,752,000
Property and equipment, net	6,714,000	6,933,000
Related party receivables	294,000	274,000
Other assets	236,000	148,000
Total assets	$11,468,000	$11,107,000

LIABILITIES AND STOCKHOLDERS DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,608,000	$1,318,000
Accrued salaries	—	517,000
Accrued interest	2,112,000	954,000
Related parties debt	6,034,000	5,404,000
Current portion of long term debts	5,244,000	5,491,000
Other current liabilities and accrued expenses	2,289,000	1,136,000
Warrant liability	150,000	292,000
Total current liabilities	$17,437,000	$15,112,000

Long term debt, includes $1,479,000 of related party debt at December 31, 2009	11,871,000	6,785,000

Total liabilities	29,308,000	21,897,000
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS DEFICIT

Total Preferred Stock Authorized 100,000,000

Convertible Preferred stock B, par value $.01 per share, authorized 100,000, issued and outstanding 0 at December 31, 2009 and 100,000 at December 31, 2008	$—	$1,000

Convertible Preferred stock C, par value $.01 per share, authorized 300,000, issued and outstanding: 0 at December 31, 2009 and 233,200 at December 31, 2008	—	2,000
Common stock, par value $.01 per share, authorized - 3,000,000,000 at December 31, 2009 and 750,000,000 at December 31, 2008 respectively; issued and outstanding - 1,803,839,699 and 745,924,782	18,038,000	7,459,000
Additional paid-in capital	115,767,000	122,528,000
Cumulative translation adjustments	(3,662,000)	(3,307,000)
Accumulated deficit	(147,983,000)	(137,473,000)
Total stockholders deficit	(17,840,000)	(10,790,000)
Total liabilities and stockholders deficit	$11,468,000	$11,107,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEAR ENDED
	DECEMBER 31,
	2009	2008
		(Restated)
REVENUES
Products and services sales	$7,371,000	$4,167,000

COSTS AND EXPENSES
Cost of goods sold	9,455,000	7,459,000
Engineering, research and development	1,122,000	1,437,000
General and administrative	4,930,000	6,188,000
Stock based compensation expense	—	83,000
Sales and marketing	706,000	397,000
Depreciation	133,000	330,000
Loss (Gain) on sale of tangible assets	—	62,000
Total costs and expenses	16,346,000	15,956,000
Income (Loss) from operations	(8,975,000)	(11,789,000)

OTHER INCOME (EXPENSE)
Warrant income/change in fair value (expense)	117,000	9,946,000
Interest expense, net of interest income	(1,506,000)	(744,000)
Interest expense related to amortization of discount on convertible debt	(21,000)	(3,827,000)
Currency exchange income (expense)	(125,000)	—
Total other income (expense)	(1,535,000)	5,375,000
NET INCOME (LOSS)	$(10,510,000)	$(6,414,000)

Discount related to beneficial conversion feature of Preferred Stock	—	(2,147,000)
NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$(10,510,000)	$(8,561,000)

OTHER COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS)	(10,510,000)	(6,414,000)
Currency translation adjustments	(355,000)	865,000
COMPREHENSIVE INCOME (LOSS)	$(10,865,000)	$(5,549,000)
Weighted average number of common shares outstanding:	1,655,014,096	1,593,027,896
Basic and diluted net (loss)/income per share	$(0.01)	$(0.01)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Convertible Preferred Class B Stock		Convertible Preferred Class C Stock		Common Stock		Additional Paid in	Dividends in	Cumulative Transalation
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Arrears	Adjustments	Accumulated Deficit	Total
Beginning balance as of 1/1/08	100,000	$1,000	218,183	$2,000	630,924,782	$6,309,000	$111,998,000	$—	$(4,172,000)	$(131,059,000)	$(16,921,000)
Exercise of Warrants by Cornell & Partners					40,000,000	400,000	2,600,000				3,000,000
Discount of Beneficial Conversion Feature for Issuance of Series C Convertible Preferred Stock to Arch Hill due to debt settlement on February 26, 2008							2,147,000				2,147,000
Discount of Beneficial Conversion Feature for Issuance of Series C Convertible Preferred Stock to Arch Hill due to debt settlement on February 26, 2009							(2,147,000)				(2,147,000)
Issuance of Series C Convertible Preferred Stock as part of the debt settlement agreement with Archhill (Febraury 26, 2008)			45,017	—			5,773,000				5,773,000
Conversion of 30.000 Series C Convertible Preferred into Common Stock by Arch Hill on September 3, 2008			(30,000)	—	75,000,000	750,000	(750,000)				—
Warrants expired during 2008							2,824,000				2,824,000
Executive Compensation							83,000				83,000
Foreign currency translation adjustments									865,000		865,000
Net Loss										(6,414,000)	(6,414,000)
Beginning balance as of 1/1/09	100,000	$1,000	233,200	$2,000	745,924,782	$7,459,000	$122,528,000	$—	$(3,307,000)	$(137,473,000)	$(10,790,000)
Exercise of Warrants					436,826	4,000	11,000				15,000
Exercise of Warrants					36,010	1,000					1,000
Conversion of 184,122.33 Series C Convertible Preferred into Common Stock			(184,122)	(2,000)	460,305,825	4,603,000	(4,601,000)				—
Conversion of 21,442.67 Series C Convertible Preferred into Common Stock			(21,443)	0	53,606,675	536,000	(536,000)				—
Conversion of 100,000 Series B Convertible Preferred into Common Stock by Arch Hill	(100,000)	(1,000)			264,103,114	2,641,000	(2,640,000)				—
Balance of February 2008 debt exchanges issued to Arch Hill - 190,172,300 common shares					190,172,300	1,902,000	1,725,000				3,627,000
Executive Compensation Shares - 1,000,000 Common shares					1,000,000	10,000	(10,000)				—
Executive Compensation Shares - 1,000,000 Common shares					1,000,000	10,000	(10,000)				—
Termination Agreement Shares - 1,500,000 Common shares					1,500,000	15,000	(15,000)				—
Fidessa Consulting Agreemnt Shares - 16,666,667 Common Shares					16,666,667	167,000	(167,000)				—
Conversion of 27,635 Series C Convertible Preferred into Common Stock			(27,635)		69,087,500	690,000	(690,000)
Warrants expired during 2009							19,000				19,000
Discount on beneficial conversion related to issuance of convertible debt							153,000				153,000
Foreign currency translation adjustments									(355,000)		(355,000)
Net Loss										(10,510,000)	(10,510,000)
Ending balance as of 12/31/09	—	$—	—	$—	1,803,839,699	$18,038,000	$115,767,000	$—	$(3,662,000)	$(147,983,000)	$(17,840,000)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES
Net Income / (Net loss)	$(10,510,000)	$(6,414,000)
Adjustments
Depreciation expense	914,000	1,046,000
Impairment charge for fixed assets	—	230,000
Bad debt expense (reversal of provision for bad debt)	(103,000)	163,000
Stock-based compensation expense	—	83,000
(Gain) loss on sale of property and equipment	(35,000)	62,000
Warrant income/change in fair value	(117,000)	(9,946,000)
Interest expense beneficial conversion feature	—	3,826,000
(Increase)/decrease in assets
Inventories	823,000	697,000
Accounts receivable	(897,000)	512,000
Prepaid expenses and other assets	29,000	529,000
Increase / (Decrease) in liabilities
Accounts payable & accrued expenses	2,043,000	(1,334,000)
Other current liabilities	44,000	—
Net cash used in operating activities	(7,809,000)	(10,546,000)
CASH FLOW FROM INVESTING ACTIVITIES
Capital Expenditures	(553,000)	(705,000)
Net cash used in investing activities	(553,000)	(705,000)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	(277,000)	(122,000)
Proceeds from loans from related parties	—	100,000
Proceeds from issuance of convertible debt	9,457,000	6,785,000
Proceeds from exercise of warrants	—	512,000
Net cash provided by financing activities	9,180,000	7,275,000
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	818,000	(3,976,000)
CURRENC Y EFFECTS ON CASH AND CASH EQUIVALENTS	(429,000)	310,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	792,000	4,458,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,181,000	$792,000

Interest paid (Silent Partnership Loans - TBG)	$151,000	$129,000
Income taxes paid	$—	$—

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

The Company considers itself to have one operating segment in two geographical areas. The Company is a low production stage company that develops large format lithium-ion rechargeable batteries to be used as a new power source for emerging applications in the automotive, stationary power, and national security markets.

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

The Company’s operating plan seeks to minimize its capital requirements, but the expansion of its production capacity to meet increasing sales and refinement of its manufacturing process and equipment will require additional capital. The Company expects that operating and production expenses will increase significantly. The Company has recently entered into a number of financing transactions (see Notes 4 and 7).  From January to December 2009, we raised approximately $9.5 million in debt financing transactions.  We are continuing to seek other financing initiatives. The Company needs to raise additional capital to meet its working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities and debt financing. The Company believes that if it raises approximately $7 million in debt and equity financings it would have sufficient funds to meet its needs for working capital, repayment of debt and for capital expenditures over the next twelve months to meet expansion plans.

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

GAIA Holding BV (“GAIA Holding”) is the beneficial owner of all of the issued and outstanding shares of GAIA Akkumulatorenwerke GmbH (“GAIA”). Legal ownership of the outstanding shares of GAIA are held pursuant to certain Dutch and German trust agreements by two Netherlands entities (the “Nominal Stockholders”) for the risk and account of Gaia Holding. Based on the Dutch and German trust agreements, the Nominal Stockholders are obligated to transfer the legal ownership of the shares in GAIA without any further payments to GAIA Holding. Pursuant to the trust agreements, GAIA Holding has the right to vote the shares of GAIA held by the Nominal Stockholders. The results of GAIA are included in the results of GAIA Holding as of the date of acquisition.

ESTIMATES AND UNCERTANTIES

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, assumptions and methods used to estimate fair value of the Company’s financial instruments are made in accordance with the requirements of ASC 825 “Financial Instruments.” The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts. The carrying amounts of cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of the instruments.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investment instruments purchased with an initial remaining maturity of three months or less to be cash equivalents. The Company maintains cash balances with financial institutions. Cash and cash equivalents include a restricted cash position of $365,000 as of December 31, 2009 and $363,000 as of December 31, 2008. The restriction on cash is based upon contractual arrangements with certain customers as to the use of funds..

ALLOWANCE FOR DOUBTFUL DEBTS

Accounts receivable are recorded net of allowance for doubtful accounts of $42,000 as of December 31, 2009 and of $156,000 as of December 31, 2008.

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

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Write-down to market of inventories incurred an extra charge to cost of goods sold of $0 in 2009 and $655,000 in 2008.

Inventories are as follows:

	December 31, 2009	December 31, 2008

Finished Goods	$534,000	$1,014,000
Work In Process	277,000	808,000
Raw M aterials	1,008,000	801,000
	$1,819,000	$2,623,000

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

CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES

The Company accounts for securities with embedded conversion features and warrant issuances in accordance with ASC 470. The Company determines the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. Any discount derived from determining the fair value of the beneficial conversion features is amortized using the effective interest method to financing costs over the remaining life of the debenture. Per ASC 815, warrants with down round provisions issued with debt are classified as liabilities and marked to market at each reporting period. For issuances of convertible Preferred Stock with beneficial conversion feature the discount is recognized upon issuance.

LONG-LIVED ASSETS

The Company periodically evaluates the carrying value of long-lived assets when events and circumstances indicate the carrying amounts may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows expected to result from the use and eventual disposition from such assets are less than the carrying value. If the sum of the expected cash flows (undiscounted and without finance charges) is less than the carrying amount of the asset, the Company recognizes an impairment loss on the asset by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined by quoted market prices in active markets, if available, or by using the anticipated cash flows discounted at a rate commensurate with the risks involved. The Company conducted an extensive evaluation of the carrying values of its long-lived assets in 2008 for equipment in Germany and recorded a write down of long lived assets of $220,000. Management assessed that no impairment charge was required in 2009 since there has been no significant change in the Company’s operations from the prior year.

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

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

REVENUES

The production time of the Company’s battery cells and assembled battery units to various clients is generally less than three months. Revenues and cost of revenues from these battery cells and assembled battery units are generally recorded at the time each battery is delivered and title and possession are transferred to the buyer. Revenue is recognized as services are rendered or products are delivered, the price to the buyer is fixed and determinable, and collectability is reasonably assured. Generally, sales terms are Free on Board (FOB) origin. Trade accounts receivable potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral.  Services the Company provides to its customers include the design of customer specific solutions, assembly of batteries and testing to ensure they are operating properly. These services may include assembly and testing of battery management systems. The Company believes that the services it provides have no stand alone value and as such do not meet the criteria for separate units of accounting under the revenue recognition guidance for multiple element arrangements in ASC 605-25.

The Company may also be contracted by certain customers for large battery units that may take more than three months to complete. For such large battery units contracts that take more than three months to design, manufacture, assemble, deliver and install, the Company uses the percentage of completion method to account for revenue and cost in accordance with ASC guidelines.  For these contracts, revenues are calculated based on the percentage that total costs incurred (primarily material and labor) are relative to total estimated costs at completion.

Two of the Company’s customers represented 48% of the Company’s sales volume for the year ended December 31, 2009.  As of December 31, 2009, 81% of the Company’s accounts receivable was due from one of these customers. Two of the Company’s customers represented 29% of the Company’s sales volume for the year ended December 31, 2008. As of December 31, 2008, no amounts were due from these customers.

OTHER INCOME

From time to time the Company receives subsidies from foreign governmental agencies to reimburse the Company for certain research and development expenditures. Subsidies are recorded as other income. In 2009 and 2008 there was no other income recorded.

FOREIGN CURRENCY

Foreign currency transactions are accounted for pursuant to ASC 830 and may give rise to currency exchange income or expense.  Our foreign subsidiaries use their local currency as their functional currency and their net assets are translated at year-end rates while income and expense accounts are translated at average exchange rates during the period.  Adjustments resulting from these translations are reflected as currency translation adjustments in shareholders’ equity.  Due to changes in foreign exchange rates, sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower dollar sales and net earnings upon translation.  We may also experience a positive or negative translation adjustment within our shareholders’ equity.

NET LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to ASC 260, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share. The Company made such determination because: 1) Arch Hill Capital, which controls the Company, has the ability to authorize the necessary shares for conversion; 2) the preferred shares have no significant preferential rights above the common shares; and 3) the preferred shares will automatically convert at a later date upon proper share authorization. As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the years ended December 31, 2009 and 2008 were as follows:

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Series B Preferred Stock	186,339,419	264,103,114
Series C Preferred Stock	417,288,090	583,000,000
Common Stock	1,051,386,587	745,924,782
Total	1,655,014,096	1,593,027,896

Due to net losses in the years ended December 31, 2009 and 2008, the effect of the potential common shares resulting from convertible promissory notes payable, stock options and warrants in those years were excluded, as the effect would have been anti-dilutive.

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008

Shares issuable under July 2007 10% Convertible Notes	41,301,060	37,420,773

Shares issuable under Outstanding Warrants	6,455,262	15,896,233
Shares issuable under Warrants issued upon conversion of Series A and B Units*	0	17,444,798
Executive Compensation	0	3,500,000
Fidessa Consulting Agreement	0	16,666,667
2008 Debt Settlement Agreement	0	190,172,300
June 2008, Convertible Loan	161,058,194	71,746,833
9% Related Party Conv. Deb. March 2009	20,837,076	0
10% Related Party Conv. Deb. Oct 2009 I	47,084,724	0
10% Related Party Conv. Deb. Oct 2009 II	65,981,149	0
Shares issuable under exercise of options	60,029	89,152
	342,777,494	352,936,756

In November 2008 the majority of the shareholders approved the increase of common stock by written consent. All appropriate filings have been filed with the SEC. The company filed on March 2, 2009 an amended Certificate of Corporation in which the amount of available common stock has been increased to 3 Billion.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 2009, we adopted the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC-105).  This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative.  We began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP for the three months and nine months ended September 30, 2009.  As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  These include goodwill and other non-amortizable intangible assets. We adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC-820, has not had a significant impact on our consolidated financial position, results of operations or cash flows.

Effective April 2009, we adopted a new accounting standard for subsequent events, as codified in ASC-855. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events).  In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption has not had a significant impact on our consolidated financial position, results of operations or cash flows.  As a consequence of the adoption of ASC-855, we have evaluated and disclosed subsequent events relating to the year ended December 31, 2009 in our Financial Statements.

Effective April 2009, we adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting.  The first update, as codified in ASC-820 (formerly FASB Staff Positions (“FSP”) No.157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), provides additional guidelines for estimating fair value in accordance with fair value accounting.  The second accounting update, as codified in ASC-320 (formerly FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments), changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC-825 (formerly Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments), increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates has not had a significant impact on our consolidated financial position, results of operations or cash flows.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008 are summarized as follows:

	December 31, 2009	December 31, 2008

Land and buildings	$4,010,000	$3,910,000
Technical and laboratory equipment	8,508,000	8,352,000
Asset under construction and equipment deposit	475,000	285,000
Office equipment and other	1,184,000	1,244,000
Sub Total	14,177,000	13,791,000
Less: Accumulated depreciation and amortization	(7,463,000)	(6,858,000)
	$6,714,000	$6,933,000

Depreciation expense for the years ended December 31, 2009 and December 31, 2008 was $914,000 and $1,046,000, respectively. Assets under construction at December 31, 2009 and 2008 included equipment being constructed that was not yet placed into service.

NOTE 4—DEBT

	December 31, 2009	December 31, 2008

Current debt is summarized as follows:
Loans From Financial Institutions	$35,000	$82,000
Silent Partner loans-TBG	1,962,000	2,162,000
July 2007 10% Convertible Debenture	3,247,000	3,247,000
Sub total current debt	$5,244,000	$5,491,000
Related party debt
Subordinated loans from Archhill	$—	$3,627,000
Promisory note to Archhill	1,814,000	1,777,000
10% Related Party Conv. Deb. Oct 2009 I, net of discount	1,750,000	—
10% Related Party Conv. Deb. Oct 2009 II, net of discount	2,470,000	—
Sub total related party debt	$6,034,000	$5,404,000
Long term debt
June 2008, 9% Convertible Note	$10,392,000	$6,785,000
9% Related Party Conv. Deb. March 2009	1,479,000	—
Sub Total Long term debt	$11,871,000	$6,785,000
Warrant liability	150,000	292,000
Total debt	$23,299,000	$17,972,000

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $35,000 and $82,000 as of December 31, 2009 and December 31, 2008 respectively that are collateralized by specific assets of the Company and bear European commercial standard rates, which were 7% and 7% as of December 31, 2009 and 2008, respectively.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SILENT PARTNERSHIP LOANS-TBG

Technology-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan, which did bear interest at 6% per annumTBG was entitled to receive an annual 12% share in profits related to its contributions under the TBG Partnership Agreement.  The TBG Partnership Agreement provided that should GAIA receive additional injections of capital in the course of further financing rounds, TBG shall adjust its profit sharing to the capital ration applicable at such time. Management believes that based upon subsequent equity received by GAIA that the present profit sharing that TBG is entitled to under the Agreement is approximately 4.4%. Management further believes that it is unlikely that TBG would receive any profit sharing under the Partnership Agreement at any time in the near future.

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

GAIA negotiated with TBG to convert the TBG Partnership Agreement into a long term loan bearing an interest rate of 6.78% per annum, including a repayment schedule. The principal amount of Euros 1,493,875 (approximately $2,136,000), will be repaid back in 12 payments of  Euros 125,000 per quarter, starting December 31, 2009. The last payment will be on September 30, 2012. Under the repayment agreement in addition to the principle TBG is entitled to receive a non-recurrent remuneration of 40% of the principal amount under certain circumstances relating to the economic conditions of GAIA. The total amount payable to TBG under the Partnership Agreements at December 31, 2009 and December 31, 2008 was $1,962,000 and $2,162,000, respectively.

JULY 2007 10% CONVERTIBLE NOTE

On July 11, 2007, debt of European subsidiaries of the Company and accrued interest was satisfied with the payment of Euros 6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,000 (the “Convertible Note”). The Convertible Note is convertible into shares of Company common stock at $0.10 per share. The Convertible Note accrues interest at 10% per annum and was due and payable on September 1, 2008. The Company has the right to repay the Convertible Note at any time prior to maturity without penalty. The Convertible Note will be secured by 90 million shares of Company common stock. As of December 31, 2009, $3,247,000 plus accrued interest of $883,000 was outstanding under the Convertible Note. Upon issuance the Company recorded a beneficial conversion feature of $324,721 that is amortized over the life of the note using the effective interest method.

As of September 1, 2008 the Convertible Note was extended for an additional six months, under the same conditions. The interest rate on the unpaid accrued interest as of September 1, 2008 was increased from 10% to 12% per annum. On March 1, 2009 the Convertible Note was extended a second time until January 1, 2010. The payment of the accrued interest has been secured by assets of Arch Hill Ventures, the Company’s related party. In January 2010, because of the Company’s inability to pay the accrued interest the Note holder called the security with Arch Hill Ventures.  As a result, subsequent to January 1, 2010 the accrued interest is being converted to a non secured 10% Related Party Convertible Note due to Arch Hill Ventures.

The terms related to the principle due January 1, 2010 are being amended and are not yet finalized.

SUBORDINATED LOANS FROM RELATED PARTY

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

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As described above, the Company agreed to issue 302,714,400 common stock shares, but because the Company did not have enough shares of common stock authorized, the Company issued 45,016.84 Series C Preferred Stock in lieu of issuing 112,542,100 of common shares for partial debt settlement.

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

As Arch Hill received a beneficial conversion price on the Series C Preferred Stock, a beneficial conversion feature was recorded in accordance with ASC 470-20, the embedded beneficial conversion feature was recognized by allocating a portion of the proceeds equal to intrinsic value of the feature to additional paid in capital.

Per ASC 470-20 the amount allocated to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument. As such, in this case, the amount of the beneficial conversion feature was limited to $2,146,529.

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

As the Company had accumulated deficit and no retained earnings, the beneficial conversion will be was recorded as follows: debit and credit to additional paid in capital for $2,146,529. The transaction will be shown as separate line item in the statement of stockholders’ deficit and is reflected on the income statement as a decrease of income applicable to common shareholders. The above accounting is consistent with the Minutes of joint session with SEC of AICPA SEC regulation Committee which took place on March 20, 2001.

A balance of $3,627,000 was payable to Arch Hill after the issuance of the Series C Preferred Stock discussed above and was outstanding as of December 31, 2008.   As the conversion price is was beneficial to Arch Hill at the time of the settlement agreement because the conversion price was below market on that date, a beneficial conversion discount was recorded on the remaining debt.

Based on management’s calculations, the beneficial conversion discount was higher than the value of the remaining note payable. As the beneficial conversion discount cannot exceed the face value of the note, it was capped at $3,627,000. Since the debt had no redemption date subsequent to the settlement agreement, the beneficial conversion discount was expensed immediately at the time of the debt settlement transaction.

On March 25, 2009 the Company filed an Amendment to its Restated Certificate of Incorporation in which it increased the amount of authorized shares of common stock to 3 billion. On September 14, 2009 the balance of the outstanding debt was converted into 190,172,300 shares of common stock.

PROMISSORY NOTES – RELATED PARTY

Arch Hill Real Estate N.V. had over the period 2004 and 2005 billed an amount of $70,000 per month as management fees to GAIA Holding BV. The amount was unpaid as of December 31, 2009 and is included in the promissory notes. The total amount was $1,814,000 and $1,777,000 as of December 31, 2009 and December 31, 2008, respectively. The loans bear cumulative interest at 6% per annum. Under the Subordinated Loan Agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative shareholders equity. The loans are subordinated to all other creditors of GAIA.

JUNE 2008 9% CONVERTIBLE NOTES

The Company closed on a convertible debt financing (the “June 2008 Financing”) with several institutional investors from June 12, 2008 to August 21, 2009 for a total of Euros 7.35 million (approximately U.S. $10,340 ,000). The Company has a balance of $10,392,000 outstanding under these notes as of December 31, 2009.  Additionally the accrued interest on these convertible notes as of December 31, 2009 is Euros 746,000 (approximately U.S. $1,069,000). The Convertible Notes are convertible at $0.10 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Notes. The Convertible Notes accrue interest at 9% per annum and are due and payable on

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (the “Maturity Date”). All obligations of the Company under the Convertible Notes will be secured by security interests in all of the tangible and intangible fixed assets, including real estate, of the Company.

In March 2009 the Board of Directors of the Company approved a reduction of the conversion price of the Convertible Notes from $0.10 per share to $0.07.  This reduction will apply to all holders of Convertible Notes.

In April 2009 the Company received confirmation from one of the investors that the terms and conditions of the June 2008 9% convertible loan will apply to the loan of Euros 100,000 which was originally granted as a bridge loan in 2008. The amount of Euros 100,000 is included in the balance of the June 2008 9% convertible note.

Based upon the decreased conversion price and under assumption that all note holders would voluntary choose a conversion into shares, the principal and accrued interest under the Convertible Notes, would convert into 161,058,194 shares of common stock as of December 31, 2009.

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

9% RELATED PARTY CONVERTIBLE DEBENTURE MARCH 2009

The Company closed on a convertible debt financing (the “9% Related Party Convertible Debenture March 2009”) with Stichting Gemeenschappelijk Bezit LTC (a company controlled by Arch Hill Capital) from February 7, 2009 to June 30, 2009 for a total of Euros 1.032 million (approximately U.S. $1,352,000). The Company has a balance of $1,479,000 outstanding under these debentures as of December 31, 2009.  The accrued interest on this amount is Euros 74,000 (approximately U.S. $107,000).The Company issued its convertible notes (the “Convertible Debenture”) to the investor (the “Lender”) in connection with this financing. The Convertible Debentures are convertible at $0.07 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Debentures. The Convertible Debentures accrue interest at 9% per annum and are due and payable on September 30, 2011 (the “Maturity Date”). The Convertible Debentures were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  Obligations of the Company under the Convertible Debentures will not be secured by the Company.  Arch Hill secured the Debenture by pledging security interests in all of the tangible and intangible fixed assets, including real estate, of the Company.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based upon the conversion price and under assumption that all debenture holders would voluntary choose a conversion into shares, the principal and accrued interest under the Convertible Debentures, would convert into 20,837,076 shares of common stock as of December 31, 2009.

Prior to the Maturity Date, the Convertible Debentures are due and payable within three months of a “Change in Control” of the Company or a “Financing”. “Change in Control” of the Company is defined to have occurred if, at any time following the date of the Convertible Debentures: (A) any “person” or “group” (as such terms are used in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (other than the shareholders of the Company identified in (1) Amendment No. 16/6 to Schedule 13D filed with respect to the Company on April 29, 2008 and (2) Schedule 13D filed with respect to the Company on June 2, 2008) becomes a “beneficial owner” (as such term is used in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities; (B) a change in “control” of the Company (as the term “control” is defined in Rule 12b-2 or any successor rule promulgated under the Exchange Act) shall have occurred; (C) the shareholders or the Board of Directors of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets; or (D) the shareholders or the Board of Directors of the Company approve a merger or consolidation of the Company with any other company, other than a merger or consolidation which would result in the combined voting power of the Company’s voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation. “Financing” is defined as the consummation by the Company or any of its subsidiaries of any debt or equity financing in excess of $20,000,000.

The Convertible Debentures provide that in the event of the receipt by the Company or any of its subsidiaries of any proceeds from any “Asset Sale” or “Insurance/Condemnation Award”, the Company shall apply within thirty (30) Business Day after the receipt thereof the net after-tax proceeds there from to pay in cash the principal and all accrued but unpaid interest hereunder. “Asset Sale” means any sale, transfer, conveyance or other disposition by the Company or any of its subsidiaries of any of its property or assets, other than the sale of inventory in the ordinary course of business. “Insurance/Condemnation Award” means the receipt by the Company or any of its subsidiaries of any proceeds received under any casualty insurance polity maintained by or for the benefit of the Company or any of its subsidiaries or as a result of the taking of any assets of the Company or any of its subsidiaries pursuant to the power of eminent domain or condemnation.

10% RELATED PARTY CONVERTIBLE DEBENTURE OCTOBER 2009 I

The Company closed on a convertible debt financing (the “10% Related Party Convertible Debenture October 2009 I”) with Stichting Gemeenschappelijk Bezit LTC (a company controlled by Arch Hill Capital) from October 22, 2009  to December 18, 2009 for a total of Euros 1,26 million (approximately U.S. $1,815,000). The accrued interest on this amount is Euros 13,000 (approximately U.S. $19,000).. The Convertible Debentures are convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Debentures. The Convertible Debentures accrue interest at 10% per annum and are due and payable on December 31, 2010 (the “Maturity Date”). The Convertible Debentures were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  Obligations of the Company under the Convertible Debentures will not be secured by the Company. Arch Hill secured the Debenture by pledging security interest held by Arch Hill in specific assets held by Arch Hill.  The Company recorded a debt discount of approximately $75,000 on date of issuance of these debentures related to a beneficial conversion feature.  This discount will be amortized over the term of the debentures using the effective interest method.  The Company recognized interest expense of approximately $10,000 for the year ended December 31, 2009 related to amortization of the beneficial conversion discount.

Based upon the conversion price and under assumption that all note holders would voluntary choose a conversion into shares, the principal and accrued interest under the Convertible Debentures, would convert into 47,084,724shares of common stock as of December 31, 2009.

Prior to the Maturity Date, the Convertible Debentures are due and payable within three months of a “Change in Control” of the Company or a “Financing”. “Change in Control” of the Company is defined to have occurred if, at any time following the date of the Convertible Debentures: (A) any “person” or “group” (as such terms are used in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (other than the shareholders of the Company identified in (1) Amendment No. 16/6 to Schedule 13D filed with respect to the Company on April 29, 2008 and (2) Schedule 13D filed with respect to the Company on June 2, 2008) becomes a “beneficial owner” (as such term is used in Rule 13d-3 promulgated under

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities; (B) a change in “control” of the Company (as the term “control” is defined in Rule 12b-2 or any successor rule promulgated under the Exchange Act) shall have occurred; (C) the shareholders or the Board of Directors of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets; or (D) the shareholders or the Board of Directors of the Company approve a merger or consolidation of the Company with any other company, other than a merger or consolidation which would result in the combined voting power of the Company’s voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation. “Financing” is defined as the consummation by the Company or any of its subsidiaries of any debt or equity financing in excess of $20,000,000.

The Convertible Debentures provide that in the event of the receipt by the Company or any of its subsidiaries of any proceeds from any “Asset Sale” or “Insurance/Condemnation Award”, the Company shall apply within thirty (30) Business Day after the receipt thereof the net after-tax proceeds there from to pay in cash the principal and all accrued but unpaid interest hereunder. “Asset Sale” means any sale, transfer, conveyance or other disposition by the Company or any of its subsidiaries of any of its property or assets, other than the sale of inventory in the ordinary course of business. “Insurance/Condemnation Award” means the receipt by the Company or any of its subsidiaries of any proceeds received under any casualty insurance polity maintained by or for the benefit of the Company or any of its subsidiaries or as a result of the taking of any assets of the Company or any of its subsidiaries pursuant to the power of eminent domain or condemnation.

10% RELATED PARTY CONVERTIBLE DEBENTURE OCTOBER 2009 II

The Company closed on a convertible debt financing (the “10% Related Party Convertible Debenture October 2009 II”) with Stichting Gemeenschappelijk Bezit LTC from October 23, 2009 to December 18, 2009 for a total of Euros 1,77 million (approximately U.S. $2,538,000). The accrued interest on this amount is Euros 16,000 (approximately U.S. $23,000). The Company issued its convertible debentures (the “Convertible Debentures”) to the institutional investors (the “Lenders”) in connection with this financing. The Convertible Debentures are convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Debentures. The Convertible Debentures accrue interest at 10% per annum and are due and payable on December 31, 2010 (the “Maturity Date”).  The Convertible Debentures were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  Obligations of the Company under the Convertible Debentures will not be secured by the Company. Arch Hill secured the Debentures by pledging security interest held by Arch Hill in specific assets held by Arch Hill.  The Company recorded a debt discount of approximately $78,000 on date of issuance of these debentures related to a beneficial conversion feature.  This discount will be amortized over the term of the debentures using the effective interest method.  The Company recognized interest expense of approximately $11,000 for the year ended December 31, 2009 related to amortization of the beneficial conversion discount.

Based upon the conversion price and under assumption that all debenture holders would voluntary choose a conversion into shares, the principal and accrued interest under the Convertible Notes, would convert into 65,981,149 shares of common stock as of December 31, 2009.

Prior to the Maturity Date, the Convertible Debentures are due and payable within three months of a “Change in Control” of the Company or a “Financing”. “Change in Control” of the Company is defined to have occurred if, at any time following the date of the Convertible Debentures: (A) any “person” or “group” (as such terms are used in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (other than the shareholders of the Company identified in (1) Amendment No. 16/6 to Schedule 13D filed with respect to the Company on April 29, 2008 and (2) Schedule 13D filed with respect to the Company on June 2, 2008) becomes a “beneficial owner” (as such term is used in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities; (B) a change in “control” of the Company (as the term “control” is defined in Rule 12b-2 or any successor rule promulgated under the Exchange Act) shall have occurred; (C) the shareholders or the Board of Directors of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets; or (D) the shareholders or the Board of Directors of the Company approve a merger or consolidation of the Company with any other company, other than a merger or consolidation which would result in the combined voting power of the Company’s voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

merger or consolidation. “Financing” is defined as the consummation by the Company or any of its subsidiaries of any debt or equity financing in excess of $20,000,000.

The Convertible Debentures provide that in the event of the receipt by the Company or any of its subsidiaries of any proceeds from any “Asset Sale” or “Insurance/Condemnation Award”, the Company shall apply within thirty (30) Business Day after the receipt thereof the net after-tax proceeds there from to pay in cash the principal and all accrued but unpaid interest hereunder. “Asset Sale” means any sale, transfer, conveyance or other disposition by the Company or any of its subsidiaries of any of its property or assets, other than the sale of inventory in the ordinary course of business. “Insurance/Condemnation Award” means the receipt by the Company or any of its subsidiaries of any proceeds received under any casualty insurance polity maintained by or for the benefit of the Company or any of its subsidiaries or as a result of the taking of any assets of the Company or any of its subsidiaries pursuant to the power of eminent domain or condemnation.

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

The warrant issued to Arch Hill, in conjunction with the October 2005 Arch Hill Debt Exchange, and warrant issued to Portfolio Lenders II, LLC, in conjunction with the December 6, 2005 convertible note, contain down-round adjustment provisions. The Company concluded that such a triggering event was not based on an input to the fair value of “fixed-for-fixed” option and therefore is not considered indexed to the Company’s own stock. The Arch Hill warrant also contains a net settlement provision and because it contains both characteristics, is accounted for as a derivative in accordance with FASB ASC 815-10. The Portfolio Lenders II, LLC warrant does not contain a net settlement provision. The Company recognizes both the Arch Hill and the Portfolio Lenders II, LLC warrants as a liability at the fair value on each reporting date. These warrants were classified as liability in prior periods due to lack of sufficient authorized shares of common stock that would have to be issued in the event of exercise.  Although the Company has increased the authorized shares of common stock to be issued to allow conversion of all warrants and convertible instruments, warrants with down-round provisions will remain classified as liabilities at their fair value.  The Company measured the fair value of these warrants as of December 31, 2009 to be $150,000, and recorded other income of $117,000 resulting from the reduction of the liability associated with fair value changes of the warrants as of December 31, 2009. The Company determined the fair values of these securities using the Black-Scholes valuation model with the following assumptions:

Number of warrants 4,205,262
Exercise price $ .0243
Fair value of warrants $150,000
Volatility 180% -186%
Risk-free interest rate .47%
Expected dividend yield 0%
Expected warrant life 1 year

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial liabilities categorized as Level 3 as of December 31, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Warrant liability:
Balance as of January 1, 2009	$292,000
Decrease in fair value of warrants	(117,000)
Reclassification to equity	(25,000)
Balance as of December 31, 2009	$150,000

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

NOTE 5—INCOME TAXES

The Company has not recorded any income tax expense (benefit) for the years ended December 31, 2009 and 2008 because the Company has generated net operating losses since incorporated.

Dutch tax legislation does not permit a Dutch parent company and its foreign subsidiaries to file a consolidated Dutch tax return. Dutch resident companies are taxed on their worldwide income for corporate income tax purposes at a statutory rate of 25.5%. No further taxes are payable on this profit unless that profit is distributed. If certain conditions are met, income derived from foreign subsidiaries is tax exempt in the Netherlands under the rules of the Dutch “participation exemption”. However, certain costs such as acquisition costs and interest on loans related to foreign qualifying participation’s are not deductible for Dutch corporate income tax purposes, unless those cost are attributable to Dutch taxable income. When income derived by a Dutch company is subject to taxation in the Netherlands as well as in other countries, generally avoidance of double taxation can be obtained under the extensive Dutch tax treaty network or Dutch domestic law.

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The breakdown of the deferred tax asset as of December 31, 2009 and 2008 is as follows:

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009	2008
Net operating loss carryforward - US	26,872,000	24,592,000
Net operating loss carryforward - Foreign	19,019,000	17,746,000

Total	45,891,000	42,338,000

Less: valuation allowance	(45,891,000)	(42,338,000)

Net	0	0

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

Valuation allowance, December 31, 2007	$41,692,000
Increase	646,000
Valuation allowance, December 31, 2008	$42,338,000
Increase	3,553,000
Valuation allowance, December 31, 2009	$45,891,000

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

Effective tax rate reconciliation	2009	2008

Federal statutory tax rate	(34.0%)	(34.0%)
State tax rate	(6.6%)	(6.6%)
Change in valuation allowance	40.6%	40.6%

Total	0.0%	0.0%

At December 31, 2009, the company had net operating loss carry forwards for United States Federal income tax purposes of approximately $67,685,000 and $62,067,000 for years ended December 31, 2009 and 2008 respectively expiring in the years 2009 through 2029 and net operating loss carry forwards of approximately $58,533,000 and $52,916,000 for years ended December 31, 2009 and 2008 respectively for Pennsylvania state income tax purposes. Current United States Federal tax law limits the use of net operating loss carry forwards after there has been a substantial change in ownership, as defined in Internal Revenue code Section 382, during a three year period. Due to changes in ownership between 1993 and 1997, and the conversion of Senior Secured Convertible Notes in January 1999, and the Share Exchanges, there exists substantial risk that the Company’s use of net operating losses for United States and Pennsylvania tax purposes may be severely limited under the Internal Revenue Code. The Company and its subsidiaries are subject to audits for the past nine years as a result of not filing the respective tax returns for certain of those years.

ASC 740 “Tax Position” clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The cumulative effect of the change in accounting principle must be recorded as an adjustment to opening retained earnings. Effective January 1, 2007, the Company adopted FIN No. 48 (subsequently reclassified as Accounting Standards Codification 740) and determined that such adoption did not have a material impact on its consolidated financial statements.

In June 2009 GAIA received the initial assessment of an investigation of the German tax authorities regarding the transfer of Intellectual Property Rights and patents to Dilo AG in Switzerland, a wholly owned subsidiary, over the period 2001-2004. In the past years, former management has been of the opinion that these investigations would not result in a material claim against GAIA or its former management from the German tax authorities. The claim is that on the value of the transfer both Value Added

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax and Corporate tax had to be filed and paid. The amount which in the view of the German Tax authorities should have been paid over the above mentioned period is substantial and could have substantial impact on the continuity of GAIA. Management is preparing a response to the German Tax authorities claim but disagrees with their claim and believes that the ultimate resolution of this matter will not have a material adverse effect on the Company’s financial statements.

NOTE 6—COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

The Company was leasing a 12,400 square foot facility at 5115 Campus Drive in Plymouth Meeting, Pennsylvania pursuant to a Lease Agreement with PMP Whitemarsh Associates dated July 22, 1994, as amended. The facility was being leased under a one-year lease extension that commenced on April 1, 2008 and ended on March 31, 2009. The base annual rent under this lease agreement was $160,000. LTC did not extend the lease after March 31, 2009. In August 2008 the Company signed an Asset Purchase Agreement with Porous Power Technologies and a Sublease Agreement with Porous Power Technologies. At the facility, the Company sold some of the assets to Porous Power Technologies, the others which could be of use to the Company at its manufacturing facility in Nordhausen, Germany were shipped from Plymouth Meeting to Nordhausen, Germany. Porous Power Technologies has been sub-tenant to the Company at the Company’s Plymouth Meeting facility from August 2008 until March 31, 2009. Porous Power Technologies signed a lease agreement for the Plymouth Meeting facility on April 1, 2009. The Company signed a six month sublease agreement on April 1, 2009 with Porous Power Technologies of a total rent of $42,000 ($7,000 per month), with the possibility to extend the sublease for 3 month periods. The company has extended its sublease and anticipates continuing to remain as a sub-tenant in the Plymouth Meeting location for the foreseeable future. This facility has sufficient space to meet the Company’s near-term needs in the United States.  The Company’s corporate headquarters are located at the Plymouth Meeting, Pennsylvania facility.

LITIGATION

The Company entered into a Financial Advisory and Investment Banking Agreement with North Coast Securities Corporation (“North Coast”) dated February 1, 2006. Subsequent to the date of the Agreement North Coast asserted claims for unpaid compensation under the Agreement. Counsel for North Coast asserted a breach of contract claim against the Company seeking warrants to purchase 500,000 shares of Company common stock with an exercise price of $0.04 per share and $10,000 per month for the term of the Agreement for a total of $120,000. Montgomery County court dismissed the case with prejudice on March 30, 2009. The Company was responsible for its own legal fees in this matter.

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

EMPLOYMENT AND CONSULTING AGREEMENTS

On October 1, 2007, the Company entered into an employment agreement with Kenneth Rudisuela to serve as the Chief Operating Officer of the Company. The employment agreement provides for a three year term commencing on October 1, 2007 and a base annual salary of $200,000. If Mr. Rudisuela is terminated by the Company other than for cause, Mr. Rudisuela will be entitled to receive his base salary for a period equal to the lesser of 6 months from the date of termination or the remaining term of the employment agreement.  The Company concluded in January 2009 to cancel Mr. Rudisuela’s employment agreement without cause and Mr. Rudisuela left the Company on July 31, 2009.

On January 1, 2008, Dr. Klaus Brandt entered into a new employment contract with GAIA for a three year term. Under this employment agreement, Dr. Brandt will receive a base annual salary of €200,000 and such additional compensation that is approved by the Board of Directors of the Company.

On June 26, 2008 Dr. Klaus Brandt was appointed as the Chief Technology Officer of Lithium Technology Corporation. Prior to this  Dr. Klaus Brandt was the Chief Executive Officer of Lithium Technology Corporation by the Company’s Board of Directors. Prior to this Dr. Klaus Brandt has been serving as a Director of the Company since September 27, 2006 and as an Executive Vice President since June 2005. Additionally, Dr. Brandt has been serving as the Managing Director of the Company’s subsidiary, GAIA, since April 2005. Pursuant to the employment agreement with Dr. Brandt, which expired on December 31, 2009, he served as the Managing Director of GAIA.

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

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2009 the company entered into a consulting agreement with Whetstone Capital, LLC (the “Whetstone Consulting Agreement”). The Whetstone Consulting Agreement provides for Timothy J. Ryder, an employee of Whetstone Capital LLC, to spend approximately 160 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the company of a monthly fee of $15,000.

On September 15, 2009 the Company entered into consulting agreements with each of Steenbergh Management B.V. (the “Steenbergh Consulting Agreement”, FMSUD Consultancy B.V. (the “FMSUD Consulting Agreement”), and OUIDA Management Consultancy B.V. (the “OUIDA Consulting Agreement”), (collectively, the “Consulting Agreements”).

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

The Steenbergh Consulting Agreement provides for Mr. van den Berg, an employee of Steenbergh, the Chief Executive of Arch Hill Capital and the Co-chairman of the Board of the Company, to spend a minimum of 32 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of € 4,167.

The FMSUD Consulting Agreement provides for Mr. Mulder, an employee of FMSUD, and the Co-chairman of the Board of the Company, to spend a minimum of 32 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of € 4,167.

The OUIDA Consulting Agreement provides for Mr. Kremers, an employee of OUIDA Management Consultancy B.V. and the Chief Executive Officer and a director of the Company, to spend a minimum of 160 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of € 20,820.

On October 14, 2008, the Company entered into a Transition and Termination Agreement (the “Agreement”) with the Company’s former Chief Financial Officer.  The Agreement calls for a lump sum termination payment of $225,000 plus accrued but unpaid vacation.  In addition, the Company agreed to issue 1,500,000 shares of the Company’s common stock to the former CFO as additional consideration.  The Company recorded compensation expense of $83,000 related to the stock grant based on the fair value of the Company’s stock on the date of the agreement calculated using the Black-Scholes method.

In 2009 a consulting fee of $705,000 was claimed by Fidessa Asset Management for services rendered over the period April 1, 2008 until December 31, 2008. There is no signed agreement between LTC and Fidessa Asset Management S.A. regarding these consulting services and the Company is disputing the amount.

For the period October 1, 2006 until April 1, 2008 an advisory services agreement by Fidessa Asset Management S.A. was signed by LTC. For these services Fidessa Asset Management S.A. received fees of $450,000 in 2007 and $300,000 in 2008. Additionally Fidessa Asset Management S.A. was entitled to receive an equity compensation of 16,666,667 of common shares. As of December 31, 2009 these shares have been delivered by the Company

NOTE 7—STOCKHOLDERS’ EQUITY

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

The Company is authorized to issue 3.0 billion shares of the common stock and 100 million shares of preferred stock. Of the 100 million authorized shares of preferred stock, the Company designated 1,000 shares as Series A Convertible Preferred Stock, which the Company delivered to an investor in the private placement of A Units which concluded in January 2005 and have subsequently been converted into the Company’s common stock. Additionally, the Company designated 100,000 shares of Series B Convertible Preferred Stock which the Company delivered to Arch Hill Capital in connection with a debt exchange in October 2005 of which 0 are outstanding as of December 31, 2009 and 100,000 were outstanding on December 31, 2008. Additionally, the Company designated 300,000 shares of Series C Convertible Preferred. As of December 31, 2009 and December 31, 2008, 0 and 233,200 shares of Series C were respectively outstanding.

SERIES B PREFERRED STOCK

The Company has authorized 100,000 shares of Series B Convertible Preferred Stock. The Company issued 100,000 preferred B shares in connection with the Debt Exchange in October 2005. The shares of Series B Convertible Preferred Stock have the same dividend rights as the Company’s common stock shares. The 100,000 shares of convertible preferred stock are convertible into an aggregate of 264,103,114 shares of common stock and have voting rights equal to 264,103,114 shares of common stock.

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

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Series B Preferred Stock has been converted into 264,103,114 shares of common stock during 2009. The Company has 0 and 100,000 shares of Series B Preferred Stock outstanding as of December 31, 2009 and 2008, respectively.

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

All shares of Series C Preferred Stock outstanding on June 23, 2009, ninety (90) days after the authorization date of the increase in authorized shares of common stock to be issued, were converted into 583,000,000 shares of common stock. As of December 31, 2009, 0 shares of series C Preferred Stock remain outstanding.

2002 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 2002 Stock Incentive Plan (the “2002 Plan”) in January 2002. The 2002 Plan terminates in 2012. A total of 350,000 shares of common stock are reserved and available for grant. No options were granted for the years ended December 31, 2009 and 2007. The exercise price of an option granted under the 2002 Plan will not be less than the fair market value of the Company’s common stock on the date of grant; however, for any non qualified Stock Option the option price per share of common stock, may alternatively be fixed at any price deemed to be fair and reasonable, as of the date of the grant. Options granted that are not vested will be cancelled immediately upon termination of the grantee’s employment or association with LTC, except in certain situations such as retirement, death or disability. Vested options are exercisable for up to sixty months upon termination of the Grantee’s employment or association with LTC.

All outstanding employees and directors options are summarized as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding and Exercisable, January 1, 2008	89,902	$4.78
Expired in 2008	(750)	2.00
Outstanding and Exercisable,December 31, 2008	89,152	$4.80
Expired in 2009	(29,123)	1.22
Outstanding and Exercisable,December 31, 2009	60,029	$4.91

The following table summarizes information about stock options outstanding at December 31, 2009:

			Weighted Average
		Options	Remaining
Range of Exercise Prices		outstanding	Contractual Life
	$2.80	1,000	5.0	Years
	$4.00	22,500	3.3	Years
	$4.40	730	3.6	Years
	$5.20	24,629	4.3	Years
	$5.60	9,170	4.2	Years
	$9.60	2,000	2.8	Years
Balance outstanding as of December 31, 2009		60,029

WARRANTS

Warrants as of December 31, 2008 and 2009 are summarized as follows:

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted
		Average
	Warrants	Exercise Price
Outstanding and Exercisable , December 31, 2007	185,915,189	$0.2335
Issued
Exercised	(40,000,000)	0.0128
Expired	(112,574,158)	0.0836

Outstanding and Exercisable, December 31, 2008	33,341,031	$0.9852
Issued
Exercised	(1,377,136)	0.0227
Expired	(25,508,633)	1.2332
Outstanding and Exercisable, December 31, 2009	6,455,262	$0.1904

The following table summarizes information about warrants outstanding as of December 31, 2009:

Year Ended
December 31, 2009

	Number of	Time to
	Warrants	Expiration in
Exercise Price	Outstanding	Years
$0.3800	2,205,262	0.81	Years
0.0300	2,000,000	0.93	Years
0.2500	500,000	1.34	Years
0.2000	500,000	1.34	Years
0.1000	1,000,000	1.34	Years
0.0243	250,000	1.34	Years
Total warrants outstanding	6,455,262
Weighted Average exercise price	$0.1904

NOTE 8 – RELATED PARTY TRANSACTIONS

In accordance with the Governance Agreement dated April 28, 2008, a payment in the amount of $163,000 was made to a related party.

Other related party transactions are disclosed in Footnotes 4 (“Debt”) and 7 (“Equity”).

NOTE 9—SEGMENTS

Segment Information

ASC 280 defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the way it organizes its business for making operating decisions and assessing performance, the Company has determined that it has one reportable operating segment with two geographical locations.

Management reviews its Domestic Operations and its European Operations to evaluate performance and resources. Management has aggregated its operations into one industry segment since its Domestic and European Operations are similar and meet the aggregation criteria of ASC 280.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic information is as follows:
	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Revenues
Domestic Operations	$2,398,000	$1,301,000
European Operations	4,973,000	2,866,000
	$7,371,000	$4,167,000

	December 31, 2009	December 31, 2008
Long-lived assets, net
Domestic Operations	$17,000	$3,000
European Operations	6,697,000	6,930,000
	$6,714,000	$6,933,000

In 2009, 48% of revenues were concentrated with two customers and purchases were concentrated for 15% with 1 vendor. In 2008, 29% of revenue was derived from two customers.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — SUPPLEMENTAL CASH FLOW INFORMATION

For the Years Ended December 31,

2009	2008
1,377,136 warrants were exercised in a cashless exercise in exchange for 472,836 common shares.	Convertible Preferred Series C Shares with $300 par value were converted into common stock with a par value of $750,000.

$3,627,000 in subordinated loans with a related party was converted into 190,172,300 common shares	112,574,159 outstanding warrants with a related warrant liability of $2,824,000 expired

100,000 Convertible Series B Preferred shares were converted into 264,103,114 common shares	45,017 shares of Convertible Preferred Series C stock with $450 par value were issued in a debt settlement agreement with Arch Hill.

233,200 Convertible Series C Preferred shares were converted into 583,000,000 common shares	1,500,000 shares of common stock with $15,000 par value were issued to a former officer of the Company

Note 11 – RESTATEMENT OF FINANCIAL STATEMENTS

In the Company’s Form 10K the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2008 contained an error related to the amount shown for Discount related to beneficial conversion feature of Preferred Stock.  The amount previously reported was $0.  The correct amount is $2,147,000.  The total impact of this restatement of the Company’s consolidated statement of operations and comprehensive loss was to increase net loss applicable to common shareholders loss for the year ended December 31, 2008 by $2,147,000.

The following table reflects the impact of the restatement on the comprehensive loss and net loss per share for the year ended December 31, 2008:

Net loss to common shareholders as originally reported	($6,414,000)
(Increase)/Decrease to net loss to common shareholders	(2,147,000)
Restated net loss to common shareholders	($8,561,000)

Net loss per share as originally reported	($0.00)
Impact of restatement on net loss per share	(0.01)
Restated net loss per share	($0.01)

NOTE 12—SUBSEQUENT EVENTS

During the first quarter of 2010 the Company issued additional convertible debt securities in the amount of Euros 227,000 (approximately $329,000). The securities accrue interest at 10% per annum and are convertible into shares of common stock of the Company at a conversion price of $0.04 per share. The securities mature on December 31, 2010.