Form 10-Q
period 2010-03-31
LITHIUM TECHNOLOGY CORP
filed 2010-11-24
CIK 804154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 19, 2010, 1,887,173,002 shares of common stock.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010
INDEX

		Page

	PART 1—FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets—March 31, 2010 (Unaudited) and December 31, 2009	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2010 (Unaudited) and March 31, 2009 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows—for the Three Months Ended March 31, 2010 (Unaudited) and March 31, 2009 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements—March 31, 2010 (Unaudited)	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25
ITEM 4.	CONTROLS AND PROCEDURES	25

	PART II—OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	25
ITEM 1A.	RISK FACTORS	26
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	26
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26
ITEM 5.	OTHER INFORMATION	26
ITEM 6.	EXHIBITS	26

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$652,000	$1,181,000
Accounts receivable, net	1,218,000	1,156,000
Inventories	1,516,000	1,819,000
Prepaid expenses and other current assets	138,000	68,000
Total current assets	3,524,000	4,224,000
Property and equipment, net	6,218,000	6,714,000
Related party receivables	184,000	294,000
Other assets	155,000	236,000
Total assets	$10,081,000	$11,468,000

LIABILITIES AND STOCKHOLDERS DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,714,000	$1,608,000
Accrued interest	1,676,000	2,112,000
Related parties debt	6,937,000	6,034,000
Current portion of long term debts	5,118,000	5,244,000
Other current liabilities and accrued expenses	2,557,000	2,289,000
Warrant liability	86,000	150,000
Total current liabilities	19,088,000	17,437,000

Long term debt	11,144,000	11,871,000

Total liabilities	30,232,000	29,308,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS DEFICIT

Total Preferred Stock Authorized 100,000,000
Convertible Preferred stock B, par value $.01 per share, authorized: 100,000; None issued and outstanding at March 31, 2010 and December 31, 2009	$-	$-
Convertible Preferred stock C, par value $.01 per share, authorized; 300,000; None issued and outstanding at March 31, 2010 and December 31, 2009	-	-
Common stock, par value $.01 per share, authorized - 3,000,000,000 at March 31, 2010 and December 31, 2009; issued and outstanding - 1,803,839,699 at March 31, 2010 and December 31, 2009	18,038,000	18,038,000
Additional paid-in capital	115,767,000	115,767,000
Cumulative translation adjustments	(4,069,000)	(3,662,000)
Accumulated deficit	(149,887,000)	(147,983,000)
Total stockholders deficit	(20,151,000)	(17,840,000)
Total liabilities and stockholders deficit	$10,081,000	$11,468,000

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
UNAUDITED

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009

REVENUES
Products and services sales	$1,717,000	$1,322,000
Cost of goods sold	2,305,000	3,074,000
Gross Loss	(588,000)	(1,752,000)

EXPENSES
Engineering, research and development	198,000	158,000
General and administrative	1,098,000	721,000
Sales and marketing	146,000	128,000
Depreciation	45,000	46,000
Loss on sale of property and equipment	5,000	-
Total expenses	1,492,000	1,053,000
Loss from operations	(2,080,000)	(2,805,000)

OTHER INCOME (EXPENSE)
Change in fair value of warrant liability	64,000	147,000
Interest expense, net of interest income	(547,000)	(280,000)
Interest expense related to amortization of discount on convertible debt	(33,000)	-
Currency exchange income (expense)	1,148,000	387,000
Other	-	17,000
Total other income (expense)	632,000	271,000

LOSS BEFORE INCOME TAXES	(1,448,000)	(2,534,000)

Income tax expense	(456,000)	-

NET LOSS	(1,904,000)	(2,534,000)

Currency translation adjustments	(407,000)	(106,000)
COMPREHENSIVE LOSS	$(2,311,000)	$(2,640,000)
Weighted average number of common shares outstanding:	1,803,839,699	1,593,027,896
Basic and diluted net loss per share	$(0.00)	$(0.00)

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,904,000)	$(2,534,000)
Adjustments
Depreciation expense	192,000	205,000
Amortization of debt discount	33,000	-
Loss on sale of property and equipment	5,000	-
Currency translation loss (gain)	(1,148,000)	(387,000)
Change in fair value of warrant liability	(64,000)	(147,000)
(Increase)/decrease in assets
Inventories	204,000	887,000
Accounts receivable	(87,000)	(597,000)
Prepaid expenses and other assets	104,000	(22,000)
Increase in liabilities
Accounts payable & accrued expenses	2,101,000	106,000
Net cash used in operating activities	(564,000)	(2,489,000)
CASH FLOW FROM INVESTING ACTIVITIES
Capital Expenditures	(110,000)	(15,000)
Net cash used in investing activities	(110,000)	(15,000)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	(4,000)	(24,000)
Proceeds from loans from related parties	362,000	71,000
Proceeds from issuance of convertible debt	-	1,870,000

Net cash provided by financing activities	358,000	1,917,000

CURRENCY EFFECTS ON CASH AND CASH EQUIVALENTS	(213,000)	212,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	(529,000)	(375,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,181,000	792,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$652,000	$417,000

Interest paid (Silent Partnership Loans - TBG)	$30,000	$23,000
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

Our Consolidated Financial Statements include the accounts of Lithium Technology Corporation, and all of our subsidiaries.  All material intercompany accounts, transactions and profits are eliminated in consolidation.  For a complete description of the accounting policies of Lithium Technology Corporation and its consolidated subsidiaries, refer to Note 2 of Notes to Consolidated Financial Statements included in Lithium Technology Corporation’s Form 10-K filed for the year ended December 31, 2009.  As of March 31, 2010, there have been no material changes to any of our significant accounting policies.

The accompanying condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2009 and 2010 are unaudited and have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the consolidated financial statements fairly present in all material respects, the financial position, results of operations and cash flows for the periods presented.  To the best of our knowledge and belief, all adjustments of a normal recurring nature have been made to properly reflect income and expenses attributable to the periods presented.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2010. The December 31, 2009 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of annual results or any other period.

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

The Company considers itself to have one operating segment. The Company is a mid-volume production stage company that develops large format lithium-ion rechargeable batteries to be used as a new power source for emerging applications in the automotive, stationary power, and national security markets.

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

The Company’s operating plan seeks to minimize its capital requirements, but the expansion of its production capacity to meet increasing sales and refinement of its manufacturing process and equipment will require additional capital. The Company expects that operating and production expenses will increase significantly to meet increasing sales, but is currently unable to achieve sales demand due to the lack of working capital.  For this reason the Company restructured its business in the third quarter of 2008, by abandoning its flat cell production activity and streamlining its cylindrical cell production in Nordhausen Germany. Going forward the US operation will assemble batteries to customer needs for the US market. Batteries for the EU (European Union) market are assembled in Nordhausen Germany. During the second quarter of 2010 the Company was able to raise approximately $1.2 million in net proceeds in convertible debt financing (See Note 13).  Additionally, on October 25, 2010, the Company closed on the sale of 83,333,333 shares of Common Stock for an aggregate of $2 million pursuant to a Stock Purchase Agreement with a subsidiary of the Company’s customer (See Note 13).  The Company is continuing to seek other financing initiatives and needs to raise additional capital to meet its working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities. The Company believes that if it raises approximately $7 million in debt and equity financings it would have sufficient funds to meet its needs for working capital, capital expenditures and expansion plans over the next twelve months.  This amount does not cover the repayment of any convertible debenture with a maturity date of December 31, 2010.

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

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2010, there have been no material changes to any of our significant accounting policies contained in our 2009 Annual Report on Form 10-K other than the expanded description of our revenue recognition policy described below.

REVENUES

Revenue is recognized as services are rendered or products are delivered, the price to the buyer is fixed and determinable, and collectability is reasonably assured.  The production time of the Company’s battery cells and assembled battery units to various clients is generally less than three months.  Revenues and cost of revenues from these battery cells and assembled battery units are generally recorded at the time each battery is delivered and title and possession are transferred to the buyer. Services the Company provides to its customers include the design of customer specific solutions, assembly of batteries and testing to ensure they are operating properly. We may also provide services in the form of support for customers who own batteries manufactured by us. These services may include assembly and testing of battery management systems. The Company believes that the services it provides in connection with battery design, assembly and initial testing have no stand-alone value and as such do not meet the criteria for separate units of accounting under the revenue recognition guidance for multiple element arrangements in ASC 605-25.  As such, revenue for these multiple-element arrangements is recognized at the time all elements are provided.

We may be engaged in providing additional services to customers who purchased our batteries without a warranty agreement.  These services may involve diagnostics and repair work provided by our technicians. These services are treated as stand-alone agreements and revenue related to them is recognized as services are provided.  We do not provide services to organizations that do not currently own the batteries (products) that we delivered.

The Company may also be contracted by certain customers for large battery units that may take more than three months to complete. For such large battery units contracts that take more than three months to design, manufacture, assemble, deliver and install, the Company uses the percentage of completion method to account for revenue and cost in accordance with ASC guidelines.  For these contracts, revenues are calculated based on the percentage of total costs incurred (primarily material and labor) to total estimated costs at completion.

In cases where batteries are sold to customers with a warranty agreement, a percentage of product revenues (based on past experience) is provided to cover the cost of warranty, and the liability for such potential future cost is included in our balance sheet under “other current liabilities and accrued expenses”.

Generally, sales terms are Free on Board (FOB) origin. Trade accounts receivable potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral.

Recently Issued Accounting Standards

In January 2010, FASB issued an Accounting Standards Update (“ASU”) which requires additional disclosures related to transfers between levels in the hierarchy of fair value measurement. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of these provisions did not have a material impact on our financial statements.

In October 2009, FASB issued an ASU to address the accounting for multiple-deliverable sales arrangements. The update provides guidance to enable vendors to account for products or services (deliverables) separately, rather than as a combined unit.  This ASU also expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements.  This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We are currently evaluating the effect that this ASU may have on our financial statements.

NOTE 4—INVENTORIES

Inventories at March 31, 2010 and December 31, 2009 are made up of the following:

	March 31, 2010	December 31, 2009
	(unaudited)
Finished Goods	$866,000	$534,000
Work In Process	40,000	277,000
Raw Materials	610,000	1,008,000
	$1,516,000	$1,819,000

Inventory decreased from $1,819,000 at December 31, 2009 to $1,516,000 at March 31, 2010, a decrease of $303,000 (17%).  The decrease was in raw materials and work in process primarily due to the completion of a large project for a customer in Europe during the quarter.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2010 and December 31, 2009 is summarized as follows:

	March 31, 2010	December 31, 2009
	(unaudited)
Land and buildings	$3,764,000	$4,010,000
Technical and laboratory equipment	7,987,000	8,508,000
Asset under construction and equipment deposit	518,000	475,000
Office equipment and other	1,128,000	1,184,000
Sub Total	13,397,000	14,177,000
Less: Accumulated depreciation and amortization	(7,179,000)	(7,463,000)
	$6,218,000	$6,714,000

GAIA owns an approximately 150,000 square foot renovated facility in the city of Nordhausen, Thuringia Germany. This facility has sufficient space to meet our near-term needs in Europe and can be upgraded to significantly increase production capacity. The facility also includes a laboratory, quality control spaces and offices for the European sales and management teams. By investing limited amounts the Company will be able to increase the production capacity.  The facility has sufficient space to meet our near-term needs in Europe and North America.

Assets under construction included equipment being constructed that was not yet placed into service.

The decrease in property and equipment from December 31, 2009 to March 31, 2010 is primarily due to a decrease in the Euro to Dollar exchange rate from December 31, 2009 to March 31, 2010.  All of the Company’s land and buildings are located in its manufacturing facility in Nordhausen, Germany.

NOTE 6—INCOME TAXES

Dutch tax legislation does not permit a Dutch parent company and its foreign subsidiaries to file a consolidated Dutch tax return. Dutch resident companies are taxed on their worldwide income for corporate income tax purposes at a statutory rate of 25.5%. No further taxes are payable on this profit unless that profit is distributed. If certain conditions are met, income derived from foreign subsidiaries is tax exempt in the Netherlands under the rules of the Dutch “participation exemption”. However, certain costs such as acquisition costs and interest on loans related to foreign qualifying participations are not deductible for Dutch corporate income tax purposes, unless those cost are attributable to Dutch taxable income. When income derived by a Dutch company is subject to taxation in the Netherlands as well as in other countries, generally avoidance of double taxation can be obtained under the extensive Dutch tax treaty network or Dutch domestic law.

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  As of December 31, 2009 the Company had deferred tax assets of $26,872,000 for net operating losses (“NOL”) carry forwards related to US operations and $19,019,000 for NOL carry forwards related to foreign operations. As a result of the Company’s continuing tax losses, the Company has recorded a full valuation allowance against its net deferred tax assets.

Additionally, the Company has not recorded any liabilities for unrecognized tax benefits subsequent to the adoption of ASC 740-10 (formerly known as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” or FIN 48).

In June 2009 GAIA received the initial assessment of an investigation of the German tax authorities regarding the transfer of Intellectual Property Rights and patents to Dilo AG in Switzerland, a wholly owned subsidiary, for the period 2001-2004.  In past years, former management has been of the opinion that these investigations would not result in a material claim against GAIA or its former management from the German tax authorities. The claim is a corporate tax that had to be filed and paid on the value of the transfer. The amounts which in the view of the German tax authorities should have been paid over the above-mentioned period are substantial and could have substantial impact on the continuity of GAIA. Management prepared a response to the German tax authorities’ claim. After extensive discussions and evaluation of management’s response to the tax authorities’ claim, the German tax authorities finally issued an assessment of €339,000 (approximately $456,000) as a final settlement on this issue.  The Company has recorded a liability for this amount as of March 31, 2010.

NOTE 7—DEBT

	March 31, 2010	December 31, 2009
	(unaudited)
Current debt is summarized as follows:
Loans From Financial Institutions	$29,000	$35,000
Silent Partner loans-TBG	1,842,000	1,962,000
July 2007 10% Convertible Debenture	3,247,000	3,247,000
Sub total current debt	5,118,000	5,244,000
Related party debt
Promissory note to Arch Hill	1,729,000	1,814,000
10% Related Party Conv. Deb. Oct 2009 I, net of discount	1,691,000	1,750,000
10% Related Party Conv. Deb. Oct 2009 II, net of discount	2,634,000	2,470,000
10% Related Party Conv. Note van Hessen Interest	883,000	-
Sub total related party debt	6,937,000	6,034,000
Long term debt
June 2008, 9% Convertible Note	9,755,000	10,392,000
9% Related party convertible debenture	1,389,000	1,479,000
Sub Total long term debt	11,144,000	11,871,000
Warrant liability	86,000	150,000
Total debt	$23,285,000	$23,299,000

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $29,000 and $35,000 as of March 31, 2010 and December 31, 2009, respectively, and are collateralized by the specific assets financed by the loans and bear European commercial standard rates which were 7% and 7% as of March 31, 2010 and December 31, 2009, respectively.

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

From March 8, 2005 under the TBG Partnership Agreement, TBG is entitled to demand a non-recurring remuneration of 30% of the amount invested plus 6% of the amount invested at the end of the period of participation for each year after the expiration of the fifth full year of participation under certain circumstances relating to the economic condition of GAIA. The TBG Partnership Agreement terminated in December 2008.

TBG contacted the Company and has claimed under the terms of the agreement the remuneration in the amount of $1,238,000 (920,000 Euros).  Management asserts that TBG has not met the terms of the agreement and is not entitled to the above amount.

GAIA negotiated with TBG to convert the TBG Partnership Agreement into a long term loan bearing an interest rate of 6.78% per annum, including a repayment schedule. The principal amount of Euros 1,493,875 will be repaid back in 12 payments of Euros 125,000 per quarter, starting December 31, 2009. The last payment will be on September 30, 2012. Under the repayment agreement TBG is entitled to receive a non-recurrent remuneration of 40% of the principal amount under certain circumstances relating to the economic conditions of GAIA. The total amount payable to TBG under the Partnership Agreements at March 31, 2010 and December 31, 2009 was $1,842,000 and $1,962,000, respectively.  Due to cash shortages, GAIA has made only one quarterly payment during 2010 and discussions with TBG are in process to amend the repayment schedule.

JULY 2007 10% CONVERTIBLE DEBENTURE

On July 11, 2007, debt of European subsidiaries of the Company and accrued interest was satisfied with the payment of Euros 6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,000 (the “Convertible Note”). The Convertible Note is convertible into shares of Company common stock at $0.10 per share. The Convertible Note accrues interest at 10% per annum and was due and payable on September 1, 2008. As of September 1, 2008 the Convertible Note was extended for an additional six months, under the same conditions. The interest rate on the unpaid accrued interest as of September 1, 2008 was increased from 10% to 12% per annum. On March 1, 2009 the Convertible Note was extended a second time until January 1, 2010. The payment of the accrued interest was secured by assets of Arch Hill Ventures, the Company’s related party. The Company has the right to repay the Convertible Note at any time prior to maturity without penalty. The Convertible Note is secured by 90 million shares of Company common stock. As of December 31, 2009, $3,247,000 plus accrued interest of $883,000 was outstanding under the Convertible Note. Upon issuance the Company recorded a beneficial conversion feature of $324,721 that is amortized over the life of the note using the effective interest method.  The amount was fully amortized as of December 31, 2009.

In January 2010, because of the Company’s inability to pay the accrued interest, the Note holder called the security with Arch Hill Ventures.  As a result, as of January 4, 2010 the accrued interest of $883,000 was converted to a non-secured 10% Related Party Convertible Note due to Arch Hill Ventures. (See details of 10% Related Party Convertible Debenture – January 2010 below).  The maturity date on the principal amount of the Convertible Note of U.S. $3,247,000 was extended until January 1, 2011.

Since January 1, 2010 the accrued interest on the note was approximately $80,000 at March 31, 2010.

PROMISSORY NOTES – RELATED PARTY

Arch Hill Real Estate N.V. billed $70,000 per month as management fees to GAIA Holding BV from 2004 until 2005.  The amount was unpaid as of December 31, 2009 and is included in the promissory notes to Arch Hill. The total amount was $1,729,000 and $1,814,000 as of March 31, 2010 and December 31, 2009 respectively. The loans bear cumulative interest at 6% per annum, which is added to the face amount of the note at each reporting period. Under the Subordinated Loan Agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative shareholders equity. The loans are subordinated to all other creditors of GAIA.  The Company also had related party receivables from various affiliates of Arch Hill amounting to $294,000 as of December 31, 2009.  In November 2010 an agreement was concluded with Arch Hill wherein the Company would write-off Euros 132,000 (approximately $177,000) of the related party receivables, and apply the remaining amount against the balance due on the Promissory Notes – Related Party.   The Related party receivable has been reduced by Euros 132,000 (approximately $177,000) as of March 31, 2010.

JUNE 2008 9% CONVERTIBLE NOTES

The Company closed on a convertible debt financing (the “June 2008 Financing”) with several institutional investors from June 12, 2008 to August 21, 2009 for a total of Euros 7.25 million (approximately U.S. $10,205,000). The Company has a balance of $9,755,000 and $10,392,000 outstanding under these notes as of March 31, 2010 and December 31, 2009, respectively.  Additionally, the accrued interest on these convertible notes as of March 31, 2010 and December 31, 2009 is Euros 896,000 (approximately U.S. $1,206,000) and Euros 746,000 (approximately U.S. $1,069,000), respectively. The Convertible Notes are convertible at $0.10 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Notes. The Convertible Notes accrue interest at 9% per annum and are due and payable on September 30, 2011 (the “Maturity Date”). The Convertible Notes were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  All obligations of the Company under the Convertible Notes will be secured by security interests in all of the tangible and intangible fixed assets, including real estate, of the Company.

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

Based upon the decreased conversion price and under assumption that all note holders would voluntarily choose a conversion into shares, the principal and accrued interest under the Convertible Notes would convert into approximately 164 million shares of common stock as of March 31, 2010.

9% RELATED PARTY CONVERTIBLE DEBENTURE MARCH 2009

The Company closed on a convertible debt financing (the “9% Related Party Convertible Debentures March 2009”) with Stichting Gemeenschappelijk Bezit LTC (the “Lender”) from February 7, 2009 to June 30, 2009 for a total of Euros 1.032 million (approximately U.S. $1,352,000). The Company has a balance of $1,389,000 and $1,479,000 outstanding under these debentures as of March 31, 2010 and December 31, 2009.  The accrued interest on this amount is Euros 74,000 (approximately U.S. $107,000) as of December 31, 2009 and Euros 96,000 (approximately U.S.$130,000 as of March 31, 2010.The Company issued its 9% Related Party Convertible Debentures March 2009 to the Lender in connection with this financing. The 9% Related Party Convertible Debentures March 2009 are convertible at $0.07 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the 9% Related Party Convertible Debentures March 2009. The 9% Related Party Convertible Debentures March 2009 accrue interest at 9% per annum and are due and payable on September 30, 2011 (the “Maturity Date”). The 9% Related Party Convertibles Debenture March 2009 were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  The 9% Related Party Convertible Debentures March 2009 are unsecured obligations of the Company.

Based upon the conversion price and under assumption that all debenture holders would voluntary choose a conversion into shares, the principal and accrued interest under the 9% Related Party Convertible Debentures March 2009, would convert into approximately 21 million shares of common stock as of March 31, 2010.

10% RELATED PARTY CONVERTIBLE DEBENTURE OCTOBER 2009 I

The Company closed on a convertible debt financing (the “10% Related Party Convertible Debenture October 2009 I”) with Stichting Gemeenschappelijk Bezit LTC (the “Lender”) from October 22, 2009  to January 22, 2010 for a total of Euros 1.293 million (approximately U.S. $1,903,000). The Company has a balance of $1,691,000 and $1,750,000 outstanding (net of debt discount related to a beneficial conversion feature) under these debentures as of March 31, 2010 and December 31, 2009, respectively.  The accrued interest as of March 31, 2010 was Euros 45,000 (approximately U.S. $60,000) and December 31, 2009 was Euros 13,000 (approximately U.S. $19,000). The Company issued its convertible debentures (the “Convertible Debentures”) to the Lender in connection with this financing. The Convertible Debentures are convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Debentures. The Convertible Debentures accrue interest at 10% per annum and are due and payable on December 31, 2010 (the “Maturity Date”). The Convertible Debentures were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  The Convertible Debentures are unsecured obligations of the Company.  The Company recorded a debt discount of approximately $75,000 on date of issuance of these debentures related to a beneficial conversion feature.  This discount will be amortized over the term of the debentures using the effective interest method.

Based upon the conversion price and under assumption that the debenture holder would voluntary choose a conversion into shares, the principal and accrued interest under the Convertible Debentures, would convert into approximately 49 million shares of common stock as of March 31, 2010.

10% RELATED PARTY CONVERTIBLE DEBENTURE OCTOBER 2009 II

The Company closed on a convertible debt financing (the “10% Related Party Convertible Debenture October 2009 II”) with Stichting Gemeenschappelijk Bezit LTC from October 23, 2009 to January 15, 2010 for a total of Euros 1.971 million (approximately U.S. $2,906,000). The Company has a balance of $2,634,000 and $2,470,000 outstanding (net of debt discount related to a beneficial conversion feature) under these debentures as of March 31, 2010 and December 31, 2009, respectively.  The accrued interest as of March 31, 2010 was Euros 47,000 (approximately U.S. $64,000) and December 31, 2009 was Euros 16,000 (approximately U.S. $23,000).  The Company issued its convertible debentures (the “Convertible Debentures”) to the Lender in connection with this financing. The Convertible Debentures are convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Debentures. The Convertible Debentures accrue interest at 10% per annum and are due and payable on December 31, 2010 (the “Maturity Date”). The Convertible Debentures were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  The Convertible Debentures are unsecured obligations of the Company.  The Company recorded a debt discount of approximately $79,000 on date of issuance of these debentures related to a beneficial conversion feature.  This discount will be amortized over the term of the debentures using the effective interest method.

Based upon the conversion price and under assumption that the debenture holder would voluntary choose a conversion into shares, the principal and accrued interest under the Convertible Debentures, would convert into approximately 74 million shares of common stock as of March 31, 2010.

10% RELATED PARTY CONVERTIBLE NOTE JANUARY 2010

In January 2010, because of the Company’s inability to pay the accrued interest, the holder of the July 2007 10% Convertible Debenture described above, called on the security with Arch Hill Ventures.  As a result, as of January 4, 2010 the accrued interest of $883,000 was converted to a non-secured 10% Related Party Convertible Note due to Arch Hill Ventures (the “Lender”). The Company issued its convertible note (the “Convertible Note”) to the Lender in connection with this obligation. The Convertible Note is convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Note. The Convertible Note accrues interest at 10% per annum and is due and payable on December 31, 2010 (the “Maturity Date”). The Convertible Note is denominated and recorded in US dollars.  The Convertible Note is an unsecured obligation of the Company.  As of March 31, 2010, the accrued interest on this Convertible Note is approximately $22,000.

Based upon the conversion price and under assumption that the holder would voluntary choose a conversion into shares, the principal and accrued interest under the Convertible Note, would convert into approximately 23 million shares of common stock as of March 31, 2010.

COMMON TERMS AND CONDITIONS OF CERTAIN DEBT INSTRUMENTS

In addition to the terms and conditions disclosed in the respective debt instruments above, the following terms and conditions also apply to each of the following debt instruments (collectively “Convertible Instruments”):

•	JUNE 2008 9% CONVERTIBLE NOTES;
•	9% RELATED PARTY CONVERTIBLE DEBENTURE MARCH 2009;
•	10% RELATED PARTY CONVERTIBLE DEBENTURE OCTOBER 2009 I;
•	10% RELATED PARTY CONVERTIBLE DEBENTURE OCTOBER 2009 II;
•	10% RELATED PARTY CONVERTIBLE NOTE JANUARY 2010;

Prior to the Maturity Date, the Convertible Instruments are due and payable within three months of a “Change in Control” of the Company or a “Financing”. “Change in Control” of the Company is defined to have occurred if, at any time following the date of the Convertible Instruments: (A) any “person” or “group” (as such terms are used in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (other than the shareholders of the Company identified in (1) Amendment No. 16/6 to Schedule 13D filed with respect to the Company on April 29, 2008 and (2) Schedule 13D filed with respect to the Company on June 2, 2008) becomes a “beneficial owner” (as such term is used in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities; (B) a change in “control” of the Company (as the term “control” is defined in Rule 12b-2 or any successor rule promulgated under the Exchange Act) shall have occurred; (C) the shareholders or the Board of Directors of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets; or (D) the shareholders or the Board of Directors of the Company approve a merger or consolidation of the Company with any other company, other than a merger or consolidation which would result in the combined voting power of the Company’s voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation. “Financing” is defined as the consummation by the Company or any of its subsidiaries of any debt or equity financing in excess of $20,000,000.

The Convertible Instruments provide that in the event of the receipt by the Company or any of its subsidiaries of any proceeds from any “Asset Sale” or “Insurance/Condemnation Award”, the Company shall apply within thirty (30) Business Days after the receipt thereof the net after-tax proceeds there from to pay in cash the principal and all accrued but unpaid interest hereunder. “Asset Sale” means any sale, transfer, conveyance or other disposition by the Company or any of its subsidiaries of any of its property or assets, other than the sale of inventory in the ordinary course of business. “Insurance/Condemnation Award” means the receipt by the Company or any of its subsidiaries of any proceeds received under any casualty insurance polity maintained by or for the benefit of the Company or any of its subsidiaries or as a result of the taking of any assets of the Company or any of its subsidiaries pursuant to the power of eminent domain or condemnation.

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

The warrants issued to Arch Hill, in conjunction with the October 2005 Arch Hill Debt Exchange, and warrants issued to Portfolio Lenders II, LLC, in conjunction with the December 6, 2005 convertible note, contain down-round adjustment provisions. The Company concluded that such a triggering event was not based on an input to the fair value of “fixed-for-fixed” option and therefore is not considered indexed to the Company’s own stock. The Arch Hill warrant also contains a net settlement provision and because it contains both characteristics, is accounted for as a derivative in accordance with FASB ASC 815-10. The Portfolio Lenders II, LLC warrant does not contain a net settlement provision. The Company recognizes both the Arch Hill and the Portfolio Lenders II, LLC warrants as a liability at the fair value on each reporting date. These warrants were classified as liability in prior periods due to lack of sufficient authorized shares of common stock that would have to be issued in the event of exercise.  Although the Company has increased the authorized shares of common stock to be issued to allow conversion of all warrants and convertible instruments, warrants with down-round provisions will remain classified as liabilities at their fair value.  The Company measured the fair value of these warrants as of March 31, 2010 to be $86,000, and recorded other income of $64,000 resulting from the reduction of the liability associated with fair value changes of the warrants as of March 31, 2010. The Company determined the fair values of these securities using the Black-Scholes valuation model with the following assumptions:

Number of warrants 4,205,262
Exercise price $ 0.0243
Fair value of warrants $86,000
Volatility 140.58% -181.32%
Risk-free interest rate 0.47%
Expected dividend yield 0%
Expected warrant life 1 year

Recurring Level 3 Activity and Reconciliation
The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial liabilities categorized as Level 3 as of March 31, 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Warrant liability:

Balance as of January 1, 2010	$150,000
Decrease in fair value of warrants	(64,000)
Balance as of March 31, 2010	$86,000

Warrant liability income (expense) is determined by a combination of factors, including share price, the number of warrants outstanding, length of time remaining under the warrant and the volatility in the share price of our stock during the period.

NOTE 8—COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

LTC was leasing a 12,400 square foot facility at 5115 Campus Drive in Plymouth Meeting, Pennsylvania pursuant to a Lease Agreement with PMP Whitemarsh Associates dated July 22, 1994, as amended. The facility was being leased under a one-year lease extension that commenced on April 1, 2008 and ended on March 31, 2009. The base annual rent under this lease agreement was $160,000. LTC did not extend the lease after March 31, 2009. In August 2008 the Company signed an Asset Purchase Agreement with Porous Power Technologies and a Sublease Agreement with Porous Power Technologies. Under the Asset Purchase Agreement, the Company sold some of the assets in Plymouth Meeting to Porous Power Technologies. Other assets which could be of use to the Company at its manufacturing facility in Nordhausen, Germany were shipped from Plymouth Meeting to Nordhausen, Germany. Porous Power Technologies was a sub-tenant to the Company at the Company’s facility from August 2008 to March 31, 2009. Porous Power Technologies signed a lease agreement for the Plymouth Meeting facility on April 1, 2009. The Company signed a six month sub-lease agreement with Porous Power Technologies for total rent of $42,000 ($7,000 per month), with the possibility to extend the sub-lease for 3 month periods. The Company has extended its sublease and anticipates continuing to remain as a sub-tenant in the Plymouth Meeting location for the foreseeable future. This facility has sufficient space to meet our near-term needs in the United States.  Our corporate headquarters are located at the Plymouth Meeting, Pennsylvania facility.

LITIGATION

Andrew J. Manning, a former employee of the Company, filed a complaint in October 2008, in the Superior Court of New Jersey, Morris County, Law Division, against the Company and other parties, alleging breach of contract, breach of covenant of good faith and fair dealing, negligent misrepresentation, tortuous interference with Mr. Manning’s economic gain, retaliation, unjust enrichment, and intentional infliction of emotional distress. The Company and management believe that the allegations in the Complaint have no merit and the Company intends to vigorously defend the suit. This matter has not been resolved as of the date hereof.

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

NOTE 9—STOCKHOLDERS EQUITY

AUTHORIZED SHARES

The Company is authorized to issue 3.0 billion shares of the common stock and 100 million shares of preferred stock. Of the 100 million authorized shares of preferred stock, the Company designated and authorized 1,000 shares as Series A Convertible Preferred Stock, which the Company issued to an investor in the private placement of A Units which concluded in January 2005 and have subsequently been converted into the Company’s common stock. Additionally, the Company designated and authorized 100,000 shares of Series B Convertible Preferred Stock and 300,000 shares of Series C Convertible Preferred.  All of the issued and outstanding Series B and C Convertible Preferred Stock were converted to the Company’s common stock during 2009 and as of March 31, 2010 and December 31, 2009, there are no Series B and C Convertible Preferred Stock issued and outstanding.

SERIES B CONVERTIBLE PREFERRED STOCK

The shares of Series B Convertible Preferred Stock have the same dividend rights as the Company’s common stock shares. The 100,000 shares of convertible preferred stock are convertible into an aggregate of 264,103,114 shares of common stock and have voting rights equal to 264,103,114 shares of common stock.  The Series B Convertible Preferred Stock has no mandatory or optional redemption rights; thus, cannot be redeemed for cash.  All the issued and outstanding Series B Convertible Preferred Stock were converted into 264,103,114 shares of common stock during 2009. The Company has no shares of Series B Convertible Preferred Stock outstanding as of March 31, 2010 and December 31, 2009.

SERIES C CONVERTIBLE PREFERRED STOCK

Each share of the Series C Convertible Preferred Stock is convertible at the option of the holder thereof into 2,500 shares of Company common stock.  The Series C Convertible Preferred Stock are entitled to vote together with the common stock on all matters submitted to a vote of the holders of the common stock.   In addition to the voting rights provided above, as long as any shares of Series C Convertible Preferred Stock are outstanding, the affirmative vote or consent of the holders of two-thirds of the then-outstanding shares of Series C Preferred Stock, voting as a separate class, will be required in order for the Company to:

(i)
amend, alter or repeal, whether by merger, consolidation or otherwise, the terms of the Series C Convertible Preferred Stock or any other provision of Company Charter or Bylaws, in any way that adversely affects any of the powers, designations, preferences and relative, participating, optional and other special rights of the Series C Convertible Preferred Stock;

(ii)	issue any shares of capital stock ranking prior or superior to, or on parity with, the Series C Convertible Preferred Stock; or
(iii)
Sub divide or otherwise change shares of Series C Convertible Preferred Stock into a different number of shares whether in a merger, consolidation, combination, recapitalization, reorganization or otherwise.

The Series C Convertible Preferred Stock ranks on a parity with the common stock as to any dividends, distributions or upon liquidation, dissolution or winding up, in an amount per share equal to the amount per share that the shares of common stock into which such Series C Convertible Preferred Stock are convertible would have been entitled to receive if such Series C Convertible Preferred Stock had been so converted into common stock prior to such distribution.

On June 23, 2009, all of the issued and outstanding shares of Series C Convertible Preferred Stock were converted into 583,000,000 shares of common stock.  As of March 31, 2010 and December 31, 2009, no shares of Series C Convertible Preferred Stock remain outstanding.

NOTE 10—SEGMENT INFORMATION

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

Geographic information is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)
Revenues
Domestic Operations	$209,000	$707,000
European Operations	1,508,000	615,000
	$1,717,000	$1,322,000

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)
Net income (loss)
Domestic Operations	$(37,000)	$(1,706,000)
European Operations	(1,867,000)	(828,000)
	$(1,904,000)	$(2,534,000)

	As at	As at
	March 31, 2010	December 31, 2009
	(unaudited)
Property and equipment, net
Domestic Operations	$15,000	$17,000
European Operations	6,203,000	6,697,000
	$6,218,000	$6,714,000

Capital expenditures and depreciation expenses are incurred primarily by the European operations.

In the three months ended March 31, 2010, 60% of revenues were concentrated with one customer.

As at March 31, 2010, 62% of the net accounts receivables was from one customer in the US and 27% was outstanding from two customers in Europe.

NOTE 11—NET INCOME/LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to FASB ASC 260-10, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share. The Company made such determination because: 1) Arch Hill Capital, which controls the Company, has the ability to authorize the necessary shares for conversion; 2) the preferred shares have no significant preferential rights above the common shares; and 3) the preferred shares will automatically convert at a later date upon proper share authorization. The Company has no Preferred Stock outstanding as of December 31, 2009.  As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Series B Preferred Stock	-	264,103,114
Series C Preferred Stock	-	583,000,000
Common Stock	1,803,839,699	745,924,782
Total	1,803,839,699	1,593,027,896

Due to net losses in the periods ended March 31, 2010 and 2009, the effect of the potential common shares resulting from convertible promissory notes payable, stock options and warrants (approximately 373 million shares as of March 31, 2010) were excluded, as the effect would have been anti-dilutive.

As of March 31, 2010 there are 6,455,262 warrants outstanding with a weighted average exercise of $0.1904.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

In January 2010, because of the Company’s inability to pay the accrued interest on the July 2007 10% Convertible Debenture disclosed above, the Note holder called the security with Arch Hill Ventures.  Consequently, as of January 4, 2010 the accrued interest of $883,000 was converted to a non-secured 10% Related Party Convertible Note due to Arch Hill Ventures. (See details of  10% Related Party Convertible Debenture – January 2010 above).

There were no significant non-cash transactions for the three month period ended March 31, 2009.

NOTE 13 - SUBSEQUENT EVENTS

Q2 2010 10% Convertible Debentures

The Company closed on a convertible debt financing with Stichting Gemeenschappelijk Bezit LTC (“the Lender”) from March 19, 2010 to September 13, 2010 for a total of Euros 900,000 (approximately U.S. $1.2 million).  As of March 31, 2010, Euros 25,000 (approximately US$34,000) had been received by the Company.  The Company issued a convertible debenture (the “Convertible Debenture”) to the Lender in connection with this 10% Related Party Convertible Debenture Q2 2010 Financing.  Each Convertible Debenture is convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Debenture. Each Convertible Debenture accrues interest at 10% per annum and is due and payable on December 31, 2010 (the “Maturity Date”).  The Convertible Debentures were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  The obligations under these Convertible Debentures will be secured by the accounts receivable of the Company. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Debenture in this transaction. Issuance of the Convertible Debenture was exempt from registration under Section 4(2) of the Securities Act. The Convertible Debenture was issued to an accredited investor in a private transaction without the use of any form of general solicitation or advertising.

June 2008 9% Convertible Notes

In September 2010, the Company received an additional subscription relating to the June 2008 9% Convertible Note described in Note 7 above from an institutional investor for a total of Euros 125,000 (approximately U.S. $161,000) under the same terms and conditions described in the Note 7 above.

Acquisition Transaction, Common Stock Financing and Transaction Bonus Plan

On September 28, 2010, the Company executed an Agreement on Key Terms (the “Term Sheet”) between the Company and the strategic party named therein (the “Strategic Investor”) relating to a series of strategic transactions (the “Acquisition Transaction”) pursuant to which the Strategic Party, which is a subsidiary of a customer of the Company, may over the time period set forth in the Term Sheet increase its equity ownership in the Company to more than 50% of the outstanding securities of the Company (the “Control Shares”).  The Acquisition Transaction is subject to completion of definitive agreements and requisite approvals.  The closing is expected to take place by year end.

On October 25, 2010, the Company closed on the sale of 83,333,333 shares of Common Stock (the “Shares”) for an aggregate of $2 million to one investor (the “Purchaser”), which is a subsidiary of a customer of the Company, pursuant to the terms of a Stock Purchase Agreement (the “SPA”). The SPA provides that following December 17, 2010, the Purchaser shall have the right to demand that the Company cause a registration statement relating to the resale of the Shares to be filed with the SEC (the “Registration Statement”) as promptly as practicable and in no event later than 45 days following a written demand for registration (such 45th day, the “Required Filing Date”) and to become effective as promptly as practicable and in no event later than 90 days following the earlier of (a) the Required Filing Date and (b) the date such Registration Statement was filed. The Company’s obligation to cause the Registration Statement to be filed and to maintain the effectiveness thereof shall expire at such time as the entirety of the Shares can be publicly resold without restriction in the absence of registration. For each thirty day period or portion thereof during which a breach of the registration obligations remains uncured, the Company shall pay to Purchaser 2% of the aggregate Purchase Price. The Company and the Purchaser shall each pay 50% of the costs and expenses associated with the preparation and filing of the Registration Statement provided however the total of such costs and expenses that the Purchaser shall bear shall not exceed $50,000. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Shares in this transaction. Issuance of the Shares was exempt from registration under Section 4(2) of the Securities Act. The Shares were issued to the Purchaser in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

On November 11, 2010, the Company adopted an Amended and Restated Transaction Bonus Plan (the “Plan”) to provide an incentive bonus to persons providing services to the Company in connection with the Acquisition Transaction.  The Plan provides that the participants named in the Plan who are providing services to the Company in connection with the Strategic Transaction (each, a “Participant”) are entitled to receive, on the terms and conditions set forth in the Plan, 1/3 of the Transaction Bonus Pool (as defined below) (the “Transaction Bonus Award”).   The Participants in the Plan are Theo M.M. Kremers, Fred Mulder and Christiaan A. van den Berg, each a director of the Company and providing consulting services to the Company pursuant to consulting agreements dated September 15, 2009.  In addition, Mr. Kremers is the Chief Executive Officer of the Company.

The Transaction Bonus Pool consists of warrants (the “Warrants”) to purchase 202,348,282 shares of Company Common Stock (the “Warrant Shares”).  The Warrants were issued on November 11, 2010, will vest as set forth below, have a term of five years from the vesting date, contain a cashless exercise provision and piggyback registration rights.  The exercise price of the Warrants is $0.0247.

The Warrants will vest on the date subsequent to the date of issuance that the Company executes the definitive agreements (the “Strategic Investor Agreements”) relating to the Acquisition Transaction (the “Vesting Date”) on the condition that (i) the Warrants are reviewed, and found to be fair to the Company by an independent person or firm with expertise in the area of transaction bonus compensation and (ii) the applicable Participant is providing services to the Company on the Vesting Date unless terminated by the Company other than for Cause (as defined in the Plan), as a result of disability (as defined in the Plan) or death of the Participant, or the Participant has terminated his or its services to the Company for Good Reason (as defined in the Plan).  In the event the Strategic Investor does not acquire or vest in all of the Control Shares provided for in the Acquisition Transaction, the Warrants shall nevertheless vest on the Vesting Date and shall remain vested provided the above vesting conditions are satisfied.

Resignation of Dr. Klaus Brandt

On October 21, 2010, Dr. Klaus Brandt resigned as an officer and director of the Company and each of its subsidiaries and affiliates effective October 29, 2010.  Dr. Brandt will continue as an employee of GAIA Akkumulatorenwerke GmbH until December 31, 2010 which will be his last day with the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the financial statements and the accompanying notes thereto included elsewhere in this Report.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance.  The statements contained in this Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the successful commercialization of our batteries, future demand for our products, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, our ability to consummate future financings and other risks and uncertainties, certain of which are beyond our control. Additional factors that could affect the Company’s forward-looking statements include, among other things: the second amendment of the Company’s Form 10-Q for the quarter  ended September 30, 2008, and the delay in filing financial statements and periodic reports with the Securities and Exchange Commission for periods ending December 31, 2005 through June 30, 2009 and the financial statements for the quarters ended March 31, 2010 to date; negative reactions from the Company’s stockholders, creditors, customer or employees to the results of the review and restatement or delay in providing financial information and periodic reports; the impact and result of any litigation (including private litigation), or of any investigation by the Securities and Exchange Commission or any investigation by any other governmental agency related to the Company; the Company’s ability to manage its operations during and after the financial statement restatement process; and the Company’s ability to successfully implement internal controls and procedures that remediate any material weakness in controls and ensure timely, effective and accurate financial reporting. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

Forward-looking statements are based on management’s current views and assumptions and involve known and unknown risks that could cause actual results, performance or events to differ materially from those expressed or implied in those statements.

GENERAL

We are engaged in continuing contract development and limited volume production, in both the United States and Germany, of large format lithium-ion rechargeable batteries used as power sources in advanced applications in the military/defense equipment, transportation and stationary power markets. We have moved from a development and pilot-line production company to a small production business with our lithium-ion rechargeable batteries. The Company will be increasing production capacity by engaging in large volume cell delivery and battery assembly programs. The Company faces challenges in increasing production capacity to meet market demands, which are substantially larger than what the production facility is able to deliver. Insufficient working capital forces the Company to interrupt production from time to time.

The Company focuses on increased commercial activities and focused on generating sufficient sales to increase the production of its unique design of large format cylindrical Li-Ion cells. The Company also designs and assembles batteries using the large format cells. The focus is primarily on transport (thru direct sales), the stationary market (thru direct sales and a non-exclusive distributor agreement) and the military/defense market (thru an exclusive distributor agreement).

In September 2009 the Company received an ISO 9000 certificate for its cell manufacturing activity in Nordhausen Germany.

The focus on heavy duty vehicles in the US market resulted in an agreement with Design Line International in which the Company signed an agreement to build 91 large batteries (approximately 50 KWh). Delivery of the batteries under this agreement commenced in the second quarter of 2009 and is expected to continue into 2011, subject to normal credit terms extended to customers.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

REVENUES FROM PRODUCTS SALES were $1,717,000 in the three months ended March 31, 2010, up 30% from $1,322,000 in the same period in 2009. The increase in sales is attributed to increased sales efforts and fruition of some projects the Company is involved with. As we are still an initial manufacturing stage enterprise, our mission continues to be to become a leading manufacturer of rechargeable lithium power solutions for advanced military/defense equipment, transportation and stationary power applications. Through increased sales efforts the Company has been successful in increasing the order backlog substantially and for this reason the Company is focusing on the increase of production volumes in order to meet the backlog demand. The production process for cells has been analyzed and optimized to ensure that it is conducive to a substantial increase in production volume. However, the need for working capital limits the Company to increase production volume and its sales.

COST OF GOODS SOLD was $2,305,000 and $3,074,000 for the three months ended March 31, 2010 and 2009, respectively.  The decrease in the cost of goods sold is a result of a combination of higher utilization of plant capacity, increased economy of scale and cost reduction initiatives taken during 2009.  We continue to look for cheaper sources of raw materials and more efficient production processes. We anticipate relative costs to decline substantially as we achieve larger economies of scale. As our production volume increases, economy of scale will help to decrease the cost of goods sold per cell for both raw material as well as the direct costs such as labor contributed per cell. The productivity per employee will increase and the general overhead costs will be allocated to more cells produced.  The need for working capital could limit the Company’s ability to achieve the larger economies of scale and reduce its production costs.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES during the three months ended March 31, 2010 increased by 25% to $198,000 from $158,000 in the same period in 2009. These expenses are primarily derived from our advancement of technology in large high rate battery applications. These expenses also relate to material consumed in the continued refinement of production process, as well as engineering and development time dedicated to advancement of manufacturing processes.

GENERAL AND ADMINISTRATIVE EXPENSES during the three months ended March 31, 2010 increased by 52% to $1,098,000 from $721,000 in the same period in 2009. This increase is attributable to additional consulting expense related to management, outside service providers, write-off of receivables from a related party, and litigation as disclosed in Note 8 above.

SALES AND MARKETING EXPENSES were $146,000 for the three months ended March 31, 2010, versus $128,000, an increase of 14% from the same period in 2009. The increase is primarily due to costs realized to promote our large format battery applications globally.

DEPRECIATION AND AMORTIZATION during the three months ended March 31, 2010 decreased to $192,000 from $205,000 for the same period in 2009. The decrease is primarily due to the depreciation in exchange rates between the Euro and US Dollar from December 31, 2009 to March 31, 2010.

INTEREST EXPENSE, NET OF INTEREST INCOME Interest expense, net of interest income for the three months ended March 31, 2010 increased by 95% to $547,000 from $280,000 in the same period in 2009.  The increase is mainly a result of the increased debt financing instruments the Company entered into in 2009, in particular the 10% Related Party Convertible Debenture October 2009 I and II which were not outstanding as of March 31, 2009.

WARRANT INCOME/EXPENSE The Company recognized a gain from changes in fair value of warrants in the amount of $64,000 for the three month period ended March 31, 2010, as compared to a gain of $147,000 during the three month period ended March 31, 2009. This is mainly due to a continuing number of Warrants expiring, a decreasing length of time remaining on the Warrants outstanding, a decrease in the share price of the Company’s stock, and a decrease in the volatility in the share price of the Company’s stock. Warrants classified as liabilities are marked to market at the end of each reporting period using Black-Scholes valuation model. Fluctuations resulting from the valuation of the warrants’ liability are reflected in the Statement of Operations.

CURRENCY EXCHANGE INCOME/EXPENSE The Company recognized gains of $1,148,000 from currency exchange primarily due to the depreciation in the exchange rate between the Euro and U.S. Dollar from 1.4333 in December 31, 2009 to 1.3455 in March 31, 2010. The Company has approximately 12.6 million Euros (repayable in Euros but recorded in US Dollars) in debt and accrued interest outstanding as of March 31, 2010.  The gains/losses resulting from the fluctuation of the Euro to US Dollar are recorded in the Company’s Statement of Operations in accordance with FASB ASC 820-20-35 (formerly paragraph 15 of SFAS 52).

NET LOSS TO COMMON SHAREHOLDERS was $(1,904,000) or $(0.00) per share for the three months ended March 31, 2010 as compared to a net loss of $(2,534,000) or $(0.00) per share for the three months ended March 31, 2009.

ACCUMULATED DEFICIT Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next few years. As of March 31, 2010, our accumulated deficit was $149,887,000.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

On March 31, 2010, and December 31, 2009 cash and cash equivalents were $652,000 and $1,181,000 respectively. Total liabilities on March 31, 2010 and December 31, 2009 were $30,232,000 and $29,308,000 respectively.  On March 31, 2010, and December 31, 2009 assets included $1,516,000 and $1,819,000 in inventories, and net property, equipment consisting of $6,218,000 and $6,714,000, and prepaid expenses and other current assets consisting of $138,000 and $68,000, respectively. As of March 31, 2010, our working capital deficit was $15,564,000 as compared to $13,213,000 on December 31, 2009. We expect to incur decreasing operating losses as we continue our commercialization efforts, increase sales, decrease raw material prices and refine costing calculations of cells. By decreasing the relative cost price of the cells, operating losses will decrease as well.  Our ability to finance our need for working capital, such as raw materials, work in process and accounts receivables, will be crucial for the Company to increase production volumes. Any production standstill due to the shortage of raw materials immediately results in operating losses.

Our debt and other liabilities as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
	(unaudited)
Current debt is summarized as follows:
Loans From Financial Institutions	$29,000	$35,000
Silent Partner loans-TBG	1,842,000	1,962,000
July 2007 10% Convertible Debenture	3,247,000	3,247,000
Sub total current debt	5,118,000	5,244,000
Related party debt
Promissory note to Arch Hill	1,729,000	1,814,000
10% Related Party Conv. Deb. Oct 2009 I, net of discount	1,691,000	1,750,000
10% Related Party Conv. Deb. Oct 2009 II, net of discount	2,634,000	2,470,000
10% Related Party Conv. Note van Hessen Interest	883,000	-
Sub total related party debt	6,937,000	6,034,000
Long term debt
June 2008, 9% Convertible Note	9,755,000	10,392,000
9% Related party convertible debenture	1,389,000	1,479,000
Sub Total long term debt	11,144,000	11,871,000
Warrant liability	86,000	150,000
Total debt	$23,285,000	$23,299,000

For more detailed information on our term liabilities, see Note 7 to our financial statements contained herein.

FINANCING TRANSACTIONS

We have financed our operations since inception primarily through equity and debt financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives.  From January to March 2010, we raised approximately$362,000 in debt financing transactions.  We raised additional funds through the following financing transactions subsequent to March 31, 2010 (see Note 13):

April 2010 10% Convertible Debentures

Between April and September 2010, the Company received approximately Euros 900,000 (approximately $1.2 million) in convertible debt financing from Stichting Gemeenschappelijk Bezit LTC. The Convertible Debentures are convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Debentures. The Convertible Debentures accrue interest at 10% per annum and are due and payable on December 31, 2010 (the “Maturity Date”). The Convertible Debentures were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  The obligations under these Convertible Debentures will be secured by the accounts receivable of the Company.

June 2008 9% Convertible Notes

In September 2010, the Company received an additional subscription and cash relating to the June 2008 9% Convertible Note described in Note 7 above from an institutional investor for a total of Euros 125,000 (approximately U.S. $161,000) under the same terms and conditions described in the Note 7 above.

Common Stock Financing

On October 25, 2010, the Company closed on the sale of 83,333,333 shares of Common Stock (the “Shares”) for an aggregate of $2 million to one investor (the “Purchaser”), which is a subsidiary of a customer of the Company, pursuant to the terms of a Stock Purchase Agreement (the “SPA”).  The SPA provides that following December 17, 2010, the Purchaser shall have the right to demand that the Company cause a registration statement relating to the resale of the Shares to be filed with the SEC (the “Registration Statement”) as promptly as practicable and in no event later than 45 days following a written demand for registration (such 45th day, the “Required Filing Date”) and to become effective as promptly as practicable and in no event later than 90 days following the earlier of (a) the Required Filing Date and (b) the date such Registration Statement was filed.  The Company’s obligation to cause the Registration Statement to be filed and to maintain the effectiveness thereof shall expire at such time as the entirety of the Shares can be publicly resold without restriction in the absence of registration.  For each thirty day period or portion thereof during which a breach of the registration obligations remains uncured, the Company shall pay to Purchaser 2% of the aggregate Purchase Price.  The Company and the Purchaser shall each pay 50% of the costs and expenses associated with the preparation and filing of the Registration Statement provided however the total of such costs and expenses that the Purchaser shall bear shall not exceed $50,000. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Shares in this transaction. Issuance of the Shares was exempt from registration under Section 4(2) of the Securities Act. The Shares were issued to the Purchaser in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

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

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $29,000 and $35,000 as of March 31, 2010 and December 31, 2009, respectively, and are collateralized by the specific assets financed by the loans and bear European commercial standard rates which were 7% as of both March 31, 2010 and December 31, 2009.

SILENT PARTNERSHIP LOANS - TBG

See details of this debt in Note 7 to our financial statements above.  The total amount payable to TBG under the Partnership Agreements at March 31, 2010 and December 31, 2009 was $1,842,000 and $1,962,000, respectively.  The decrease in the amount of the debt is due to the depreciation in exchange rates between the Euro and US Dollar from December 31, 2009 to March 31, 2010.   Due to cash shortages, GAIA has made only one quarterly payment during 2010 and discussions with TBG are in process to amend the repayment schedule.

JULY 2007 10% CONVERTIBLE DEBENTURE

 See details of this debt in Note 7 to our financial statements above.  In January 2010, because of the Company’s inability to pay the accrued interest, the Note holder called the security with Arch Hill Ventures.  As a result, as of January 1, 2010 the accrued interest of $883,000 was converted to a non-secured 10% Related Party Convertible Note due to Arch Hill Ventures. The maturity date on the principal amount of U.S. $3,247,000 was extended until January 1, 2011.

PROMISSORY NOTE RELATED PARTY

See details of this debt in Note 7 to our financial statements above.  The total amounts were $1,729,000 and $1,814,000 as of March 31, 2010 and December 31, 2009, respectively. The decrease in the amount of the debt is primarily due to the depreciation in exchange rates between the Euro and US Dollar from December 31, 2009 to March 31, 2010.

JUNE 2008 9% CONVERTIBLE NOTES

See details of this debt in Note 7 to our financial statements above.   The Company has a balance of $9,755,000 and $10,392,000 outstanding under these notes as of March 31, 2010 and December 31, 2009, respectively.  The decrease in the amount of the debt is primarily due to the depreciation in exchange rates between the Euro and US Dollar from December 31, 2009 to March 31, 2010.  As of March 31, 2010 and December 31, 2009, Euros 896,000 (approximately $1,206,000) and Euros 746,000 (approximately $1,069,000) accrued in interest for these notes, respectively.

9% RELATED PARTY CONVERTIBLE DEBENTURE MARCH 2009

See details of this debt in Note 7 to our financial statements above.   The Company has a balance of $1,389,000 and $1,479,000 outstanding under these debentures as of March 31, 2010 and December 31, 2009, respectively.   The decrease in the amount of the debt is primarily due to the depreciation in exchange rates between the Euro and US Dollar from December 31, 2009 to March 31, 2010.  The accrued interest on this amount is Euros 74,000 (approximately U.S. $107,000) as of December 31, 2009 and Euros 96,000 (approximately U.S. $130,000) as of March 31, 2010.

10% RELATED PARTY CONVERTIBLE DEBENTURE OCTOBER 2009 I

See details of this debt in Note 7 to our financial statements above. The Company has a balance of $1,691,000 and $1,750,000 outstanding (net of debt discount related to a beneficial conversion feature) under these debentures as of March 31, 2010 and December 31, 2009, respectively. The decrease in the amount of the debt is primarily due to the depreciation in exchange rates between the Euro and US Dollar from December 31, 2009 to March 31, 2010.  The accrued interest as of March 31, 2010 was Euros 45,000 (approximately U.S. $60,000) and December 31, 2009 was Euros 13,000 (approximately U.S. $19,000).

10% RELATED PARTY CONVERTIBLE DEBENTURE OCTOBER 2009 II

See details of this debt in Note 7 to our financial statements above.  The Company has a balance of $2,634,000 and $2,470,000 outstanding (net of debt discount related to a beneficial conversion feature) under these debentures as of March 31, 2010 and December 31, 2009, respectively.  The increase in the debt balance is due to additional cash received on this convertible debenture of Euros 200,000 (approximately U.S.$290,000) on January 15, 2010, net of the impact of the depreciation in exchange rates between the Euro and US Dollar from December 31, 2009 to March 31, 2010.The accrued interest as of  March 31, 2010 was Euros 47,000 (approximately U.S. $64,000) and as of December 31, 2009 was  Euros 16,000 (approximately U.S. $23,000).

10% RELATED PARTY CONVERTIBLE NOTE JANUARY 2010

See details of this debt in Note 7 to our financial statements above.  The Company has a balance of $883,000 outstanding under this Note as of March 31, 2010.  As of March 31, 2010, the accrued interest on this Note is approximately $22,000.

WARRANT LIABILITY

See details of liability for outstanding warrants issued in Note 7 to our financial statements above.  The Company has not issued any additional warrants during the three months ended March 31, 2010, and no outstanding warrants expired during the same period.

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

Our operating plan seeks to minimize our capital requirements, but expansion of our production capacity to meet increasing sales and refinement of our manufacturing process and equipment will require additional capital. Based on our backlog, we expect that sales will increase as a result of our increased sales and marketing efforts. We also expect that operating and production expenses will increase accordingly as we continue to ramp up our production and continue our battery technology and develop, produce, sell and license products for commercial applications.  However, the ability to achieve our operating plan is dependent on the ability to raise sufficient working capital to fund the operations.

Management implemented a more aggressive pricing structure through price reductions to be able to address the market more aggressively in order to obtain larger volume contracts. This approach already resulted in an increase of sales but also a substantial increase of the order backlog. The inventory of finished goods has been valued based upon this more aggressive pricing structure. Due to shortage in the market place management sees an upwards trend regarding the pricing the market is willing to bear for a KWh of stored energy.

From January 1 to March 31, 2010, we raised approximately $362,000 in debt financing transactions.  We raised additional funds through the following financing transactions subsequent to March 31, 2010 (see Note 13):

April 2010 10% Convertible Debentures

Between April and September 2010, the Company received approximately Euros 900,000 (approximately $1.2 million) in convertible debt financing from Stichting Gemeenschappelijk Bezit LTC. The Convertible Debentures are convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Debentures. The Convertible Debentures accrue interest at 10% per annum and are due and payable on December 31, 2010 (the “Maturity Date”). The Convertible Debentures were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  The obligations under these Convertible Debentures will be secured by the accounts receivable of the Company.

June 2008 9% Convertible Notes

In September 2010, the Company received an additional subscription and cash relating to the June 2008 9% Convertible Note described in Note 7 above from an institutional investor for a total of Euros 125,000 (approximately U.S. $161,000) under the same terms and conditions described in the Note 7 above.

Common Stock Financing

On October 25, 2010, the Company closed on the sale of 83,333,333 shares of Common Stock (the “Shares”) for an aggregate of $2 million to one investor (the “Purchaser”), which is a subsidiary of a customer of the Company, pursuant to the terms of a Stock Purchase Agreement (the “SPA”).  The SPA provides that following December 17, 2010, the Purchaser shall have the right to demand that the Company cause a registration statement relating to the resale of the Shares to be filed with the SEC (the “Registration Statement”) as promptly as practicable and in no event later than 45 days following a written demand for registration (such 45th day, the “Required Filing Date”) and to become effective as promptly as practicable and in no event later than 90 days following the earlier of (a) the Required Filing Date and (b) the date such Registration Statement was filed.  The Company’s obligation to cause the Registration Statement to be filed and to maintain the effectiveness thereof shall expire at such time as the entirety of the Shares can be publicly resold without restriction in the absence of registration.  For each thirty day period or portion thereof during which a breach of the registration obligations remains uncured, the Company shall pay to Purchaser 2% of the aggregate Purchase Price.  The Company and the Purchaser shall each pay 50% of the costs and expenses associated with the preparation and filing of the Registration Statement provided however the total of such costs and expenses that the Purchaser shall bear shall not exceed $50,000. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Shares in this transaction. Issuance of the Shares was exempt from registration under Section 4(2) of the Securities Act. The Shares were issued to the Purchaser in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities and debt financing. We believe that if we raise approximately $7 million in debt and equity financings, we would have sufficient funds to meet our needs for working capital and expansion capital expenditures over the next twelve months.  This amount does not cover the repayment of any convertible debenture with a maturity date of December 31, 2010.  With these funds the Company will be able to expand the production capacity to approximately 20MWh per annum and to expand battery assembly activities in both the US and in Europe. After these investments the existing production facility in Nordhausen will not be able to expand further. If additional production capacity is necessary, the Company will need a substantial amount of new capital to build a new facility. The ultimate location will depend on the regional market needs (if any).

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

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of March 31, 2010, we had an accumulated deficit of approximately $149,887,000. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities and debt financing. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations in the future is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

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

The critical accounting estimates and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 are those that depend most heavily on these judgments and estimates. As of March 31, 2010, there have been no material changes to any of the critical accounting estimates contained in our 2009 Annual Report on Form 10-K.

As of March 31, 2010, there have been no material changes to any of our significant accounting policies contained in our 2009 Annual Report on Form 10-K other than the expanded description of our revenue recognition policy described below.

REVENUES

Revenue is recognized as services are rendered or products are delivered, the price to the buyer is fixed and determinable, and collectability is reasonably assured. The production time of the Company’s battery cells and assembled battery units to various clients is generally less than three months. Revenues and cost of revenues from these battery cells and assembled battery units are generally recorded at the time each battery is delivered and title and possession are transferred to the buyer. Services the Company provides to its customers include the design of customer specific solutions, assembly of batteries and testing to ensure they are operating properly. We may also provide services in the form of support for customers who own batteries manufactured by us. These services may include assembly and testing of battery management systems. The Company believes that the services it provides in connection with battery design, assembly and initial testing have no stand alone value and as such do not meet the criteria for separate units of accounting under the revenue recognition guidance for multiple element arrangements in ASC 605-25.  As such, revenue for these multiple-element arrangements is recognized at the time all elements are provided.

We may be engaged in providing additional services to customers who purchased our batteries without a warranty agreement.  These services may involve diagnostics and repair work provided by our technicians. These services are treated as stand alone agreements and revenue related to them is recognized as services are provided.  We do not provide services to organizations that do not currently own our batteries (products) that we delivered.

The Company may also be contracted by certain customers for large battery units that may take more than three months to complete. For such large battery units contracts that take more than three months to design, manufacture, assemble, deliver and install, the Company uses the percentage of completion method to account for revenue and cost in accordance with ASC guidelines.  For these contracts, revenues are calculated based on the percentage of total costs incurred (primarily material and labor) to total estimated costs at completion.

In cases where batteries are sold to a customer with a warranty agreement, a percentage of product revenues (based on past experience) is provided to cover the cost of warranty, and the liability for such potential future cost is included in our balance sheet under “other current liabilities and accrued expenses”.

Generally, sales terms are Free on Board (FOB) origin. Trade accounts receivable potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral.

Please see Note 3 in the Notes to the Unaudited Consolidated Financial Statements above for a description of new and recently adopted accounting pronouncements.

RISK FACTORS AFFECTING OUR COMPANY

The risk factors affecting our Company were described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  As of March 31, 2010, there have been no material changes to the risk factors contained in our 2009 Annual Report on Form 10-K other than the following:

•
WE FACE RISKS RELATED TO LATE SEC FILINGS.  The delay in the completion of the audit of the Company’s year- end financial statements and reviews of the quarters’ financial statements for the periods ending December 31, 2005 through June 30, 2009, and the financial statements for the quarters ending March 31, 2010 to date may lead to litigation claims and/or regulatory proceedings against us and may negatively impact our financing efforts. This delay also impacted our ability to trade our shares on the OTC Bulletin Board and we were delisted in 2006, although our shares continued to be traded and reported in the Pink Sheets Electronic Quotation Service. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing. We may not be able to effectuate our current business strategy. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

•
WORLDWIDE RECESSION AND DIFFICULT ECONOMY. The slowdown in economic activity in 2008 and 2009 caused by the ongoing global recession and the reduced availability of liquidity and credit has affected our business and ability to get financing. Difficult financial and economic conditions may adversely affect our customers’ ability to meet the terms of sale or our suppliers’ ability to fully perform according to their commitments to us.

Investors should carefully consider the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, in addition to the other information concerning the factors affecting forward-looking statements. Each of the risk factors could adversely affect business, operating results and financial condition as well as adversely affect the value of an investment in us.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, management believes that, as of March 31, 2010, our internal control over financial reporting was not effective due to the following:

(1) certain adjustments were made to such financial statements after being identified by our former independent registered accounting firm.

(2) certain disclosures required by GAAP were incorporated in such financial statements and the notes thereto after being identified by our former independent registered accounting firm.

(3) inability to summarize and report financial information on a timely basis.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please see details of our litigation with Andrew J. Manning, a former employee of the Company, described in Note 8 to our financial statements above.

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

As of January 1, 2010 the accrued interest of $883,000 due to a Note holder was converted to a non-secured 10% Related Party Convertible Note due to Arch Hill Ventures (the “Lender”) in consideration for the Lender’s payment of certain of the Company’s accrued interest with its own assets. The Company issued its convertible note (the “Convertible Note”) to the Lender in connection with this financing. The Convertible Note is convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Note. The Convertible Note accrue interest at 10% per annum and are due and payable on December 31, 2010 (the “Maturity Date”). The Convertible Note is denominated and recorded in US dollars.  The Convertible Note is an unsecured obligation of the Company.

The Company closed on a convertible debt financing with Stichting Gemeenschappelijk Bezit LTC (“the Lender”) from March 19, 2010 to September 13, 2010 for a total of Euros 900,000 (approximately U.S. $1.2 million).  As of March 31, 2010, Euros 25,000 (approximately US$34,000) had been received by the Company.  The Company issued a convertible debenture (the “Convertible Debenture”) to the Lender in connection with this 10% Related Party Convertible Debenture Q2 2010 Financing. Each Convertible Debenture is convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Debenture.  Each Convertible Debenture accrues interest at 10% per annum and is due and payable on December 31, 2010 (the “Maturity Date”).  The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Debenture in this transaction. Issuance of the Convertible Debenture was exempt from registration under Section 4(2) of the Securities Act. The Convertible Debenture was issued to an accredited investor in a private transaction without the use of any form of general solicitation or advertising.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed as part of this Report or incorporated herein by reference:

4.9	Form of January 2010 10% Convertible Note +

4.10	Form of Q2 2010 10% Convertible Debentures +

4.11	Subscription Agreement for €125,000 to June 2008 9% Convertible Note +

10.26	Form of Stock Purchase Agreement dated October 25, 2010 +

10.27	Amended and Restated Transaction Bonus Plan (the “Plan”) (1)

10.28	Form of Bonus Warrants issued pursuant to the Plan (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

+    Exhibit filed herewith in this Report.
(1)          Incorporated by reference to LTC’s Form 8-K dated November 12, 2010

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION

Date: November 24, 2010	BY:	/s/ Theo M. M. Kremers
Theo M. M. Kremers
Chief Executive Officer
(Principal Executive Officer)

LITHIUM TECHNOLOGY CORPORATION

Date: November 24, 2010	BY:	/s/ Timothy J. Ryder
Timothy J. Ryder
Chief Financial Officer
(Principal Financial Officer)