Form 10-Q/A
period 2008-09-30
LITHIUM TECHNOLOGY CORP
filed 2010-12-10
CIK 804154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A-2

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 10, 2010, 1,887,173,002 shares of common stock.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
FORM 10-Q/A-2
FOR THE QUARTER ENDED SEPTEMBER 30, 2008
INDEX

Page
	PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS Report of Independent Registered Public Accounting Firm	4
	Condensed Consolidated Balance Sheets—September 30, 2008 (Unaudited/Restated) and December 31, 2007 (Audited)	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss-Nine months and Three Months Ended September 30, 2008 (Unaudited/Restated) and September 30, 2007 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows—for the Nine months Ended September 30, 2008 (Unaudited/Restated) and September 30, 2007 (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements—September 30, 2008 (Unaudited/Restated)	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32

ITEM 4T.	CONTROLS AND PROCEDURES	33

	PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	33

ITEM 1A.	RISK FACTORS	34

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	34

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	34

ITEM 5.	OTHER INFORMATION	34

ITEM 6.	EXHIBITS	34

EXPLANATORY NOTE

The Company’s September 30, 2008 Form 10-Q report was originally filed on May 22, 2009 with the Securities and Exchange Commission prior to the review and approval of the document by the Company’s Audit Committee and its Independent Registered Public Accounting Firm.  Management believes this occurred because of certain weaknesses in the Company’s internal controls over financial reporting related to lack of adequate resources and personnel, which are disclosed in this Form 10-Q/A-2, Item 4T.  On May 26, 2009, the Company filed a Form 8-K disclosing that the information contained in the September 30, 2008 Form 10-Q filed on May 22, 2009 was not to be relied upon because the Company’s independent registered public accounting firm, had not completed its review of the Company’s September 30, 2008 financial statements.  We also disclosed that all information contained in the September 30, 2008 Form 10-Q, including the September 30, 2008 consolidated financial statements, was subject to updates and revisions, and should therefore not be relied upon.  Subsequently, the Company’s independent registered public accounting firm completed their review of the Company’s consolidated financial statements for the quarter ended September 30, 2008 and upon approval by the Company’s Audit Committee we filed an amended Form 10-Q for the period September 30, 2008 on August 21, 2009.

We are filing this Amendment No. 2 to the Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2008 to report the differences between the financial statements included in the May 22, 2009 filing and the filing of the amended Form 10-Q filed on August 21, 2009. (See Note 1 under Notes to Consolidated Financial Statements).  These differences are a result of certain adjustments and reclassifications which were made to the quarterly financial statements based upon the review performed by the Company’s Independent Registered Public Accounting Firm.

The following table reflects the impact of the restatement on the cumulative net loss for the three and nine months ended September 30, 2008:

                             Three Months                          Nine Months

Increase/ (Decrease) to Net Loss
to Common Shareholders                                                                                     $4,659,000                                $4,133,000

Revised financial statements indicating the original report filed May 22, 2009, the adjustments (if any) and the restated numbers filed August 21, 2009 are disclosed in Note 1 in Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

We have reviewed the condensed consolidated balance sheet of Lithium Technology Corporation as of September 30, 2008, and the related condensed consolidated statements of operations and comprehensive loss for the three-month and nine-month periods ended September 30, 2008 and 2007, and condensed consolidated statements of cash flows for nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

Note 1 of the Company’s audited financial statements as of December 31, 2007, and for the year then ended discloses that the Company has recurring losses from operations since inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Our auditor’s report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in Note 3 of the Company’s unaudited interim financial statements as of September 30, 2008, and for the three and nine months then ended, there was still substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

/s/ Amper, Politziner & Mattia, LLP
August 21, 2009
Edison, New Jersey

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
	(restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$296,000	$4,458,000
Accounts receivable	241,000	527,000
Inventories	2,326,000	3,320,000
Prepaid expenses and other current assets	409,000	703,000
Total current assets	$3,272,000	$9,008,000
Property and equipment, net	7,332,000	7,789,000
Related party receivables	277,000	579,000
Other assets	152,000	155,000
Total assets	$11,033,000	$17,531,000

LIABILITIES AND STOCKHOLDERS DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,671,000	$2,704,000
Accrued salaries	241,000	83,000
Accrued interest	701,000	504,000
Current portion of long term debts	5,562,000	5,411,000
Related party debt	5,254,000	7,955,000
Other current liabilities and accrued expenses	1,307,000	2,245,000
Warrant liability	890,000	15,550,000
Total current liabilities	$16,626,000	$34,452,000

LONG TERM DEBT
Long term debts	3,776,000	-
Total Long Term Debt	$3,776,000	$-
Total liabilities	$20,402,000	$34,452,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS DEFICIT

Convertible Preferred stock B, par value $.01 per share, authorized, issued and outstanding: 100,000 at September 30, 2008 and December 31, 2007	$1,000	$1,000
Convertible Preferred stock C, par value $.01 per share, authorized 300,000, issued and outstanding: 233,300 at September 30, 2008 and 218,183 at December 31, 2007	2,000	2,000
Common stock, par value $.01 per share, authorized - 750,000,000 at September 30, 2008 and December 31, 2007 respectively; issued and outstanding - 745,924,782 and 630,924,782	7,459,000	6,309,000
Additional paid-in capital	122,152,000	111,998,000
Cumulative translation adjustments	(3,851,000)	(4,172,000)
Accumulated deficit	(135,132,000)	(131,059,000)
Total stockholders deficit	$(9,369,000)	$(16,921,000)
Total liabilities and stockholders deficit	$11,033,000	$17,531,000

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(restated)		(restated)
REVENUES
Products and services sales	$3,602,000	$2,024,000	$1,306,000	$843,000

COSTS AND EXPENSES
Cost of goods sold	5,410,000	2,602,000	2,142,000	1,034,000
Engineering, research and development	1,494,000	2,320,000	5,000	690,000
General and administrative	4,424,000	3,930,000	1,320,000	1,130,000
Stock based compensation expense	-		-
Sales and marketing	537,000	318,000	181,000	236,000
Depreciation	1,150,000	693,000	567,000	114,000
Total costs and expenses	$13,015,000	$9,863,000	$4,215,000	$3,204,000
Income (Loss) from operations	$(9,413,000)	$(7,839,000)	$(2,909,000)	$(2,361,000)

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	$(485,000)	$(1,588,000)	$(275,000)	$(252,000)
Interest expense related to amortization of discount on convertible debt	(3,827,000)	(1,633,000)	(55,000)	(58,000)
Warrant expense/change in fair value income	9,643,000	(16,242,000)	1,220,000	(875,000)
Other	9,000	(18,000)	(232,000)	33,000
Total other income (expense)	$5,340,000	$(19,481,000)	$658,000	$(1,152,000)
NET INCOME (LOSS)	$(4,073,000)	$(27,320,000)	$(2,251,000)	$(3,513,000)

Dividends on preferred shares	-	(58,000)	-	(18,000)
Discount related to beneficial conversion feature of Preferred Stock	(2,147,000)	(11,274,000)	-	(137,000)
NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$(6,220,000)	$(38,652,000)	$(2,251,000)	$(3,668,000)

OTHER COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS)	$(4,073,000)	$(27,320,000)	$(2,251,000)	$(3,513,000)
Currency translation adjustments	321,000	(623,000)	(189,000)	$-
COMPREHENSIVE INCOME (LOSS)	$(3,752,000)	$(27,943,000)	$(2,440,000)	$(3,513,000)
Weighted average number of common shares outstanding:	1,559,832,447	1,124,583,396	1,593,027,896	1,297,721,107
Basic and diluted net (loss)/income per share	$(0.00)	$(0.02)	$(0.00)	$(0.00)

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007
	(unaudited)	(unaudited)
	(restated)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(4,073,000)	$(27,320,000)
Adjustments
Depreciation expense	810,000	693,000
Impairment charge for fixed assets	225,000	-
Bad debt expense	160,000	-
Stock-based compensation expense	-	-
Loss on sale of property and equipment	81,000	-
Warrant income/change in fair value	(9,643,000)	16,242,000
Interest expense beneficial conversion feature	3,826,000	1,633,000
(Increase)/decrease in assets
Inventories	994,000	(468,000)
Accounts receivable	428,000	(414,000)
Prepaid expenses and other assets	294,000	(206,000)
Increase/(Decrease) in liabilities
Accounts payable & accrued expenses	(489,000)	(3,133,000)
Other current liabilities	-	(140,000)
Net cash used in operating activities	$(7,387,000)	$(13,113,000)
CASH FLOW FROM INVESTING ACTIVITIES
Capital Expenditures	$(715,000)	$(1,273,000)
Net cash used in investing activities	$(715,000)	$(1,273,000)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	$(105,000)	$(10,106,000)
Proceeds from loans from related parties	100,000	-
Proceeds from issuance of convertible debt	3,776,000	3,179,000
Proceeds from exercise of warrants	512,000	-
Proceeds from equity issuance	-	19,569,000
Net cash provided by financing activities	$4,283,000	$12,642,000
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(3,819,000)	$(1,744,000)
CURRENCY EFFECTS ON CASH AND CASH EQUIVALENTS	(343,000)	47,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,458,000	1,976,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$296,000	$279,000

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR PERIOD ENDED SEPTEMBER 30, 2008

The Company’s September 30, 2008 Form 10-Q report was originally filed on May 22, 2009 with the Securities and Exchange Commission prior to the review and approval of the document by the Company’s Audit Committee and its Independent Registered Public Accounting Firm.  Management believes this occurred because of certain weaknesses in the Company’s internal controls over financial reporting related to lack of adequate resources and personnel, which are disclosed in this Form 10-Q/A-2, Item 4T.  On May 26, 2009, the Company filed a Form 8-K disclosing that the information contained in the September 30, 2008 Form 10-Q filed on May 22, 2009 was not to be relied upon because the Company’s independent registered public accounting firm, had not completed its review of the Company’s September 2008 financial statements.  We also disclosed that all information contained in the September 30, 2008 Form 10-Q, including the September 30, 2008 consolidated financial statements, was subject to updates and revisions, and should therefore not be relied upon.  Subsequently, the Company’s independent registered public accounting firm completed their review of the Company’s consolidated financial statements for the quarter ended September 30, 2008 and upon approval by the Company’s Audit Committee we filed an amended Form 10-Q for the period September 30, 2008 on August 21, 2009.

The following tables for the quarter ended September 30, 2008 shows the differences between the financial statements included in the May 22, 2009 filing and the amended filing of the Form 10-Q filed on August 21, 2009. These differences are a result of certain adjustments and reclassifications which were made to the quarterly financial statements based upon the review performed by the Company’s Independent Registered Public Accounting Firm.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	September 30, 2008
	10QA filed 8/21/09	10Q filed 5/22/09	Difference
	(unaudited)	(unaudited)
	(restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$296,000	$296,000	$-
Accounts receivable	241,000	241,000	-
Inventories	2,326,000	2,326,000	-
Prepaid expenses and other current assets	409,000	409,000	-
Total current assets	$3,272,000	$3,272,000	$-
Property and equipment, net	7,332,000	7,470,000	(138,000)
Related party receivables	277,000	277,000	-
Other assets	152,000	-	152,000
Total assets	$11,033,000	$11,019,000	$14,000

LIABILITIES AND STOCKHOLDERS DEFICIT
CURRENT LIABILITIES:
Bank Debt	$-	$99,000	$(99,000)
Accounts payable	2,671,000	2,681,000	(10,000)
Accounts payable - related parties	-	-	-
Accrued salaries	241,000	241,000	-
Accrued interest	701,000	701,000	-
Current portion of long term debts	5,562,000	5,463,000	99,000
Related party debt	5,254,000	5,254,000	-
Other current liabilities and accrued expenses	1,307,000	1,307,000	-
Warrant liability	890,000	890,000	-
Total current liabilities	$16,626,000	$16,636,000	$(10,000)

LONG TERM DEBT
Long term debts	3,776,000	3,776,000	-
Total Long Term Debt	$3,776,000	$3,776,000	$-
Total liabilities	$20,402,000	$20,412,000	$(10,000)
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS DEFICIT

Convertible Preferred stock B, par value $.01 per share, authorized, issued and outstanding: 100,000 at September 30, 2008 and December 31, 2007	$1,000	$1,000	$-
Convertible Preferred stock C, par value $.01 per share, authorized 300,000, issued and outstanding: 233,300 at September 30, 2008 and 218,183 at December 31, 2007	2,000	3,000	(1,000)
Common stock, par value $.01 per share, authorized - 750,000,000 at September 30, 2008 and December 31, 2007 respectively; issued and outstanding - 745,924,782 and 630,924,782	7,459,000	7,459,000	-
Additional paid-in capital	122,152,000	117,971,000	4,181,000
Cumulative translation adjustments	(3,851,000)	(1,784,000)	(2,067,000)
Accumulated deficit	(135,132,000)	(133,043,000)	(2,089,000)
Total stockholders deficit	$(9,369,000)	$(9,393,000)	$24,000
Total liabilities and stockholders deficit	$11,033,000	$11,019,000	$14,000

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	NINE MONTHS ENDED			THREE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
	2008	2008		2008	2008
	10QA filed 8/21/09	10Q filed 5/22/09	Difference	10QA filed 8/21/09	10Q filed 5/22/09	Difference
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
	(restated)			(restated)
REVENUES
Products and services sales	$3,602,000	$3,602,000	$-	$1,306,000	$1,306,000	$-

COSTS AND EXPENSES
Cost of goods sold	5,410,000	6,443,000	(1,033,000)	2,142,000	3,175,000	(1,033,000)
Engineering, research and development	1,494,000	1,394,000	100,000	5,000	(95,000)	100,000
General and administrative	4,424,000	5,401,000	(977,000)	1,320,000	2,297,000	(977,000)
Stock based compensation expense	-	-	-	-	-	-
Sales and marketing	537,000	537,000	-	181,000	(46,000)	227,000
Depreciation	1,150,000	331,000	819,000	567,000	(25,000)	592,000
Total costs and expenses	$13,015,000	$14,106,000	$(1,091,000)	$4,215,000	$5,306,000	$(1,091,000)
Income (Loss) from operations	$(9,413,000)	$(10,504,000)	$1,091,000	$(2,909,000)	$(4,000,000)	$1,091,000

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	$(485,000)	$(580,000)	$95,000	$(275,000)	$(370,000)	$95,000
Interest expense related to amortization of discount on convertible debt	(3,827,000)	(3,827,000)	-	(55,000)	(55,000)	-
Warrant expense/change in fair value income	9,643,000	12,173,000	(2,530,000)	1,220,000	3,750,000	(2,530,000)
Other	9,000	651,000	(642,000)	(232,000)	936,000	(1,168,000)
Total other income (expense)	$5,340,000	$8,417,000	$(3,077,000)	$658,000	$4,261,000	$(3,603,000)
NET INCOME (LOSS)	$(4,073,000)	$(2,087,000)	$(1,986,000)	$(2,251,000)	$261,000	$(2,512,000)

Dividends on preferred shares	-	-	-	-	-	-
Discount related to beneficial conversion feature of Preferred Stock	(2,147,000)	-	(2,147,000)	-	2,147,000	(2,147,000)
NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$(6,220,000)	$(2,087,000)	$(4,133,000)	$(2,251,000)	$2,408,000	$(4,659,000)

OTHER COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS)	$(4,073,000)	$(2,087,000)	$(1,986,000)	$(2,251,000)	$261,000	$(2,512,000)
Currency translation adjustments	321,000	103,000	218,000	(189,000)	$-	(189,000)
COMPREHENSIVE INCOME (LOSS)	$(3,752,000)	$(1,984,000)	$(1,768,000)	$(2,440,000)	$261,000	$(2,701,000)
Weighted average number of common shares outstanding:	1,559,832,447	1,593,027,896	(33,195,449)	1,593,027,896	1,593,027,896	-
Basic and diluted net (loss)/income per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$0.00	$(0.00)

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2008	208
	10QA filed 8/21/09	10Q filed 5/22/09	Difference
	(unaudited)	(unaudited)
	(restated)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(4,073,000)	$(2,087,000)	(1,986,000)
Adjustments
Depreciation expense	810,000	883,000	(73,000)
Impairment charge for fixed assets	225,000	-	225,000
Bad debt expense	160,000	-	160,000
Stock-based compensation expense	-	-	-
Loss on sale of property and equipment	81,000	-	81,000
Warrant income/change in fair value	(9,643,000)	(12,173,000)	2,530,000
Interest expense beneficial conversion feature	3,826,000	3,827,000	(1,000)
(Increase)/decrease in assets
Inventories	994,000	201,000	793,000
Accounts receivable	428,000	176,000	252,000
Prepaid expenses and other assets	294,000	294,000	-
Increase/(Decrease) in liabilities
Accounts payable & accrued expenses	(489,000)	332,000	(821,000)
Other current liabilities	-	(904,000)	904,000
Net cash used in operating activities	$(7,387,000)	$(9,451,000)	$2,064,000
CASH FLOW FROM INVESTING ACTIVITIES
Capital Expenditures	$(715,000)	$(467,000)	(248,000)
Net cash used in investing activities	$(715,000)	$(467,000)	$(248,000)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	$(105,000)	$(2,858,000)	2,753,000
Proceeds from loans from related parties	100,000	-	100,000
Proceeds from issuance of convertible debt	3,776,000	3,776,000	-
Proceeds from exercise of warrants	512,000	(2,487,000)	2,999,000
Proceeds from equity issuance	-	7,123,000	(7,123,000)
Net cash provided by financing activities	$4,283,000	$5,554,000	$(1,271,000)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(3,819,000)	$(4,364,000)	$545,000
CURRENCY EFFECTS ON CASH AND CASH EQUIVALENTS	(343,000)	103,000	(446,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,458,000	4,458,000	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$296,000	$197,000	$99,000

NOTE 2—BASIS OF PRESENTATION

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

NOTE 3—ORGANIZATION, BUSINESS OF THE COMPANY AND LIQUIDITY

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

NOTE 4—SIGNIFICANT ACCOUNTING POLICIES

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
	(restated)
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

NOTE 8—DEBT

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
	(restated)
Current debt is summarized as follows:
Loans From Financial Institutions	$99,000	$104,000
Silent Partner loans-TBG	2,216,000	2,259,000
July 2007 10% Convertible Debenture, net of discount	3,247,000	3,048,000
Sub total current debt	$5,562,000	$5,411,000
Related Party debt
Subordinated Loans from Arch Hill	$3,627,000	$6,332,000
Promissory Note to Arch Hill	1,627,000	1,623,000
Sub total Related Party debt	$5,254,000	$7,955,000
June 2008, 9% Convertible Note, net of discount	$3,776,000	$-
Warrant liability	890,000	15,550,000
Total debt	$15,482,000	$28,916,000

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

In March 2009 the Board of Directors of the Company approved a reduction of  the conversion price to $0.07. This reduction will apply  to all  holders of convertible notes.

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

NOTE 10—STOCKHOLDERS EQUITY

SERIES A CONVERTIBLE PREFERRED STOCK

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

SERIES B CONVERTIBLE PREFERRED STOCK

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

Geographic information is as follows:

	Nine Months Ended		Three Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Domestic Operations	$1,115,000	$1,401,000	$316,000	$663,000
European Operations	2,487,000	623,000	990,000	180,000
	$3,602,000	$2,024,000	$1,306,000	$843,000

	September 30, 2008	December 31, 2007
	(unaudited)
	(restated)
Long-lived assets, net
Domestic Operations	$3,000	$101,000
European Operations	7,329,000	7,688,000
	$7,332,000	$7,789,000

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

	Nine Months Ended		Three Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(restated)		(restated)
Series B Preferred Stock	264,103,114	264,103,114	264,103,114	264,103,114
Series C Preferred Stock	627,496,459	402,214,507	635,988,730	257,149,900
Common Stock	668,232,874	458,264,775	692,936,052	776,468,093
Total	1,559,832,447	1,124,582,396	1,593,027,896	1,297,721,107

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

For the period October 1, 2006 until April 1,2008 an advisory services agreement by Fidessa Asset Management S.A. was signed by LTC. For these services Fidessa Asset Management S.A. received fees of $450,000 in 2007 and $300,000 in 2008. Additionally Fidessa Asset Management S.A. is entitled to receive an equity compensation of 16,666,667 of common shares. As of September 30, 2008 these shares have not been delivered by the Company.

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

The Company’s September 30, 2008 Form 10-Q report was originally filed on May 22, 2009 with the Securities and Exchange Commission prior to the review and approval of the document by the Company’s Audit Committee and its Independent Registered Public Accounting Firm.  Management believes this occurred because of certain weaknesses in the Company’s internal controls over financial reporting related to lack of adequate resources and personnel, which are disclosed in this Form 10-Q/A-2, Item 4T.  On May 26, 2009, the Company filed a Form 8-K disclosing that the information contained in the September 30, 2008 Form 10-Q filed on May 22, 2009 was not to be relied upon because the Company’s independent registered public accounting firm, had not completed its review of the Company’s September 2008 financial statements.  We also disclosed that all information contained in the September 30, 2008 Form 10-Q, including the September 30, 2008 consolidated financial statements, was subject to updates and revisions, and should therefore not be relied upon.  Subsequently, the Company’s independent registered public accounting firm completed their review of the Company’s consolidated financial statements for the quarter ended September 30, 2008 and upon approval by the Company’s Audit Committee we filed an amended Form 10-Q for the period September 30, 2008 on August 21, 2009.

The tables in Note 1 in Notes to Consolidated Financial Statements for the quarter ended September 30, 2008 shows the differences between the financial statements included in the May 22, 2009 filing and the amended filing of the Form 10-Q filed on August 21, 2009. These differences are a result of certain adjustments and reclassifications which were made to the quarterly financial statements based upon the review performed by the Company’s Independent Registered Public Accounting Firm.

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

GENERAL AND ADMINISTRATIVE EXPENSES during the nine months ended September 30, 2008 increased by 13% to $4,424,000 from $3,930,000 in the same period in 2007. This increase reflects our efforts to move to larger scale manufacturing, hiring of professional consultants, and increased financing related efforts and costs. For the three months period ended September 30, 2008, general and administrative expenses increased 17% from $1,130,000 in 2007 to $1,320,000 in 2008.

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

NET (LOSS) TO COMMON SHAREHOLDERS $(6,220,000) or $(0.00) per share for the nine months ended September 30, 2008 as compared to a net loss of $(38,652,000) or $(0.02) per share for the nine months ended September 30, 2007.  For the three months period ended September 30, 2008, the company had a net loss of $(2,251,000) as compared to a net loss of $(3,668,000) in 2007.

ACCUMULATED DEFICIT Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next few years. As of September 30, 2008, our accumulated deficit was $135,132,000.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

On September 30, 2008, cash and cash equivalents were $296,000. Total liabilities on September 30, 2008 were $20,402,000.  On September 30, 2008, assets included $2,326,000 in inventories, net property and equipment of $7,332,000, and prepaid expenses and other current assets of $409,000. As of September 30, 2008, our working capital deficit was $13, 354,000 as compared to $25,444,000 on December 31, 2007. We expect to incur decreasing operating losses as we continue our commercialization efforts.

Our debt and other liabilities as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
	(restated)
Current debt is summarized as follows:
Loans From Financial Institutions	$99,000	$104,000
Silent Partner loans-TBG	2,216,000	2,259,000
July 2007 10% Convertible Debenture, net of discount	3,247,000	3,048,000
Sub total current debt	$5,562,000	$5,411,000
Related Party debt
Subordinated Loans from Arch Hill	$3,627,000	$7,955,000
Promissory Note to Arch Hill	1,627,000	-
Sub total Related Party debt	$5,254,000	$7,955,000
June 2008, 9% Convertible Note, net of discount	$3,776,000	$-
Warrant liability	890,000	15,550,000
Total debt	$15,482,000	$28,916,000

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

·
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

·
WE HAVE SUBSTANTIAL INDEBTEDNESS AND ARE HIGHLY LEVERAGED. At September 30, 2008, we had total consolidated indebtedness of approximately $20,402,000. The level of our indebtedness and related debt service requirements could negatively impact our ability to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. A substantial portion of our future cash flow from operations, if any, may be dedicated to the payment of principal and interest on our indebtedness. Our high leverage may also limit our flexibility to react to changes in business and may place us at a competitive disadvantage to less highly leveraged competitors. In addition, creditors who remain unpaid may initiate collection proceedings, which could hamper our operations due to our short-term cash needs or the effect on our assets subject to debt.

·
WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses of approximately $135,132,000 from inception to September 30, 2008, including approximately $6,220,000 of loss to common shareholders in the nine months ended September 30, 2008. We expect to incur substantial additional operating losses in the future. During the nine months ended September 30, 2008 and 2007, we generated revenues from product sales in the amounts of $3,602,000 and $2,024,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

·
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

·
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

·
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

The Company closed on debt financings under the June 2008 Financing described herein with four institutional investors from June 12, 2008 to September 30, 2008  for a total of Euros 2.60 million (approximately U.S. $4,036,000), including 57,000 Euros (approximately U.S. $84,000) of accrued interest.  The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Notes in this transaction. Issuance of the Convertible Notes were exempt from registration under Section 4(2) of the Securities Act. The Convertible Notes were issued to accredited investors in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed as part of this Report or incorporated herein by reference:

10.85	Asset Purchase Agreement dated August 23, 2008 between the Company and Porous Power Technologies, LLC (1)

10.86	Sublease Agreement dated August 15, 2008 between the Company and Porous Power Technologies, LLC (1)

10.87	Amendment dated September 11, 2008 to July 2007 Note (2)

10.88	Revised June 2008 Convertible Note (2)

10.89	Amendment dated March 1, 2009 to July 2007 Note (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202 +

+	Exhibit filed herewith in this Report.

(1)        Incorporated by reference to LTC’s Form 10-Q for the quarter ended September 20, 2008

(2)        Incorporated by reference to LTC’s Form 10-K for the year ended December 31, 2008

(b)	Reports on Form 8K. During the quarter ended September 30, 2008, we filed the following Reports on Form 8-K:

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

LITHIUM TECHNOLOGY CORPORATION

Date: December 10, 2010	BY:	/s/ Timothy J. Ryder
Timothy J. Ryder
Chief Financial Officer