Form 10-Q
period 2010-06-30
LITHIUM TECHNOLOGY CORP
filed 2010-12-10
CIK 804154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended June 30, 2010

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
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

INDEX

		Page
	PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets—June 30, 2010 (Unaudited) and December 31, 2009	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2010 (Unaudited) and June 30, 2009 (Unaudited), respectively	4

	Condensed Consolidated Statements of Cash Flows—for the Six Months Ended June 30, 2010 (Unaudited) and June 30, 2009 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements—June 30, 2010 (Unaudited)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

ITEM 4.	CONTROLS AND PROCEDURES	26

	PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	26

ITEM 1A.	RISK FACTORS	26

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	27

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27

ITEM 5.	OTHER INFORMATION	27

ITEM 6.	EXHIBITS	27

Index

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$555,000	$1,181,000
Accounts receivable, net	1,006,000	1,156,000
Inventories	1,209,000	1,819,000
Prepaid expenses and other current assets	82,000	68,000
Total current assets	2,852,000	4,224,000
Property and equipment, net	5,467,000	6,714,000
Related party receivables	-	294,000
Other assets	155,000	236,000
Total assets	$8,474,000	$11,468,000

LIABILITIES AND STOCKHOLDERS DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,037,000	$1,608,000
Accrued interest	1,982,000	2,112,000
Related parties debt	7,246,000	6,034,000
Current portion of long term debts	4,788,000	5,244,000
Other current liabilities and accrued expenses	2,309,000	2,289,000
Warrant liability	20,000	150,000
Total current liabilities	18,382,000	17,437,000

Long term debt	10,111,000	11,871,000

Total liabilities	28,493,000	29,308,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS DEFICIT

Total Preferred Stock Authorized 100,000,000
Convertible Preferred stock B, par value $.01 per share, authorized: 100,000; None issued and outstanding at June 30, 2010 and December 31, 2009	$-	$-
Convertible Preferred stock C, par value $.01 per share, authorized; 300,000; None issued and outstanding at June 30, 2010 and December 31, 2009	-	-
Common stock, par value $.01 per share, authorized - 3,000,000,000 at June 30, 2010 and December 31, 2009; issued and outstanding - 1,803,839,699 at June 30, 2010 and December 31, 2009	18,038,000	18,038,000
Additional paid-in capital	115,767,000	115,767,000
Cumulative translation adjustments	(4,001,000)	(3,662,000)
Accumulated deficit	(149,823,000)	(147,983,000)
Total stockholders deficit	(20,019,000)	(17,840,000)
Total liabilities and stockholders deficit	$8,474,000	$11,468,000

See accompanying notes to condensed consolidated financial statements.

Index

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
UNAUDITED

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
REVENUES
Products and services sales	$3,041,000	$3,080,000	$1,324,000	$1,758,000
Cost of goods sold	3,206,000	5,719,000	901,000	2,645,000
Gross Margin (Loss)	(165,000)	(2,639,000)	423,000	(887,000)

EXPENSES
Engineering, research and development	258,000	331,000	60,000	173,000
General and administrative	2,299,000	1,520,000	1,201,000	799,000
Sales and marketing	372,000	331,000	226,000	203,000
Depreciation	62,000	94,000	17,000	48,000
Loss (Gain) on sale of tangible assets	10,000	-	5,000	-
Total expenses	3,001,000	2,276,000	1,509,000	1,223,000
Loss from operations	(3,166,000)	(4,915,000)	(1,086,000)	(2,110,000)

OTHER INCOME (EXPENSE)
Change in fair value of warrant liability	129,000	143,000	65,000	(4,000)
Interest expense, net of interest income	(1,118,000)	(607,000)	(571,000)	(327,000)
Interest expense related to amortization of discount on convertible debt	(67,000)	-	(34,000)	-
Currency exchange income (expense)	2,838,000	(219,000)	1,690,000	(606,000)
Other	-	16,000	-	(1,000)
Total other income (expense)	1,782,000	(667,000)	1,150,000	(938,000)

INCOME (LOSS) BEFORE INCOME TAXES	(1,384,000)	(5,582,000)	64,000	(3,048,000)

Income tax expense	(456,000)	-	-	-

NET INCOME (LOSS)	$(1,840,000)	$(5,582,000)	$64,000	$(3,048,000)

Currency translation adjustments	(339,000)	(190,000)	68,000	(84,000)
COMPREHENSIVE INCOME (LOSS)	$(2,179,000)	$(5,772,000)	$132,000	$(3,132,000)
Weighted average number of common shares outstanding: Basic and Diluted rounded to nearest million	1,804,000,000	1,593,000,000	1,804,000,000	1,593,000,000
Basic and diluted net (loss)/income per share	$(0.00)	$(0.00)	$0.00	$(0.00)

See accompanying notes to condensed consolidated financial statements.

Index

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	June 30, 2010	June 30, 2009
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,840,000)	$(5,582,000)
Adjustments
Depreciation expense	372,000	423,000
Amortization of debt discount	67,000	-
Loss on sale of property and equipment	10,000	-
Currency translation loss (gain)	(2,838,000)	219,000
Change in fair value of warrant liability	(129,000)	(143,000)
(Increase)/decrease in assets
Inventories	381,000	1,647,000
Accounts receivable	87,000	(454,000)
Prepaid expenses and other assets	62,000	(37,000)
Increase/(Decrease) in liabilities
Accounts payable & accrued expenses	1,990,000	887,000
Other current liabilities	-	(197,000)
Net cash used in operating activities	(1,838,000)	(3,237,000)
CASH FLOW FROM INVESTING ACTIVITIES
Capital Expenditures	(106,000)	(111,000)
Net cash used in investing activities	(106,000)	(111,000)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	(175,000)	(90,000)
Proceeds from loans from related parties	1,459,000	658,000
Proceeds from issuance of convertible debt	-	3,013,000
Net cash provided by financing activities	1,284,000	3,581,000

CURRENCY EFFECTS ON CASH AND CASH EQUIVALENTS	34,000	(149,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(626,000)	84,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,181,000	792,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$555,000	$876,000

Interest paid (Silent Partnership Loans - TBG)	$30,000	$46,000
Income taxes paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

Index

LITHIUM TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

Our Consolidated Financial Statements include the accounts of Lithium Technology Corporation, and all of our subsidiaries.  All material intercompany accounts, transactions and profits are eliminated in consolidation.  For a complete description of the accounting policies of Lithium Technology Corporation and its consolidated subsidiaries, refer to Note 2 of Notes to Consolidated Financial Statements included in Lithium Technology Corporation’s Form 10-K filed for the year ended December 31, 2009.  As of June 30, 2010, there have been no material changes to any of our significant accounting policies.

The accompanying condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited and have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the consolidated financial statements fairly present in all material respects, the financial position, results of operations and cash flows for the periods presented.  To the best of our knowledge and belief, all adjustments of a normal recurring nature have been made to properly reflect income and expenses attributable to the periods presented.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2010. The December 31, 2009 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of annual results or any other period.

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

The Company’s operating plan seeks to minimize its capital requirements, but the expansion of its production capacity to meet increasing sales and refinement of its manufacturing process and equipment will require additional capital. The Company expects that operating and production expenses will increase significantly to meet increasing sales, but is currently unable to achieve sales demand due to the lack of working capital.  For this reason the Company restructured its business in the third quarter of 2008, by abandoning its flat cell production activity and streamlining its cylindrical cell production in Nordhausen Germany. Going forward the US operation will assemble batteries to customer needs for the US market. Batteries for the EU (European Union) market are assembled in Nordhausen Germany. During the second quarter of 2010 the Company was able to raise approximately $1.2 million in net proceeds in convertible debt financing (See Note 7).  Additionally, on October 25, 2010, the Company closed on the sale of 83,333,333 shares of Common Stock for an aggregate of $2 million pursuant to a Stock Purchase Agreement with a subsidiary of the Company’s customer (See Note 13).  The Company is continuing to seek other financing initiatives and needs to raise additional capital to meet its working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities. The Company believes that if it raises approximately $7 million in debt and equity financings it would have sufficient funds to meet its needs for working capital, capital expenditures and expansion plans over the next twelve months.  This amount does not cover the repayment of any convertible debenture with a maturity date of December 31, 2010, (approximately $9 million as at June 30, 2010).  Negotiations are currently in progress with the respective lenders to extend the maturity date to June 30, 2013.

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

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2010, there have been no material changes to any of our significant accounting policies contained in our 2009 Annual Report on Form 10-K other than the expanded description of our revenue recognition policy described below.

REVENUES

Revenue is recognized as services are rendered or products are delivered, the price to the buyer is fixed and determinable, and collectability is reasonably assured.  The production time of the Company’s battery cells and assembled battery units to various clients is generally less than three months.  Revenues and cost of revenues from these battery cells and assembled battery units are generally recorded at the time each battery is delivered and title and possession are transferred to the buyer. Services the Company provides to its customers include the design of customer specific solutions, assembly of batteries and testing to ensure they are operating properly. We may also provide services in the form of support for customers who own batteries manufactured by us. These services may include assembly and testing of battery management systems. The Company believes that the services it provides in connection with battery design, assembly and initial testing have no stand-alone value and as such do not meet the criteria for separate units of accounting under the revenue recognition guidance for multiple element arrangements in Accounting Standards Codification (“ASC”) 605-25.  As such, revenue for these multiple-element arrangements is recognized at the time all elements are provided.

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

In October 2009, FASB issued an ASU to address the accounting for multiple-deliverable sales arrangements. The update provides guidance to enable vendors to account for products or services (deliverables) separately, rather than as a combined unit.  This ASU also expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements.  This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Adoption of these provisions is not expected to have any material impact on our financial statements.

Index

NOTE 4—INVENTORIES

Inventories at June 30, 2010 and December 31, 2009 are made up of the following:

	June 30, 2010	December 31, 2009
	(unaudited)
Finished Goods	$245,000	$534,000
Work In Process	377,000	277,000
Raw Materials	587,000	1,008,000
	$1,209,000	$1,819,000

Inventory decreased from $1,819,000 at December 31, 2009 to $1,209,000 at June 30, 2010, a decrease of $610,000 (33.5%).  The decrease was in raw materials and finished goods  primarily due to the completion of a large project for a customer in Europe during the first quarter, and management’s actions to reduce inventory levels during the second quarter.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2010 and December 31, 2009 is summarized as follows:

	June 30, 2010	December 31, 2009
	(unaudited)
Land and buildings	$3,415,000	$4,010,000
Technical and laboratory equipment	7,247,000	8,508,000
Asset under construction and equipment deposit	472,000	475,000
Office equipment and other	1,024,000	1,184,000
Sub Total	12,158,000	14,177,000
Less: Accumulated depreciation and amortization	(6,691,000)	(7,463,000)
	$5,467,000	$6,714,000

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

The decrease in property and equipment from December 31, 2009 to June 30, 2010 is primarily due to a decrease in the Euro to Dollar exchange rate from December 31, 2009 to June 30, 2010.  All of the Company’s land and buildings are located in its manufacturing facility in Nordhausen, Germany.

NOTE 6—INCOME TAXES

Dutch tax legislation does not permit a Dutch parent company and its foreign subsidiaries to file a consolidated Dutch tax return. Dutch resident companies are taxed on their worldwide income for corporate income tax purposes at a statutory rate of 25.5%. No further taxes are payable on this profit unless that profit is distributed. If certain conditions are met, income derived from foreign subsidiaries is tax exempt in the Netherlands under the rules of the Dutch “participation exemption”. However, certain costs such as acquisition costs and interest on loans related to foreign qualifying participations are not deductible for Dutch corporate income tax purposes, unless those costs are attributable to Dutch taxable income. When income derived by a Dutch company is subject to taxation in the Netherlands as well as in other countries, generally avoidance of double taxation can be obtained under the extensive Dutch tax treaty network or Dutch domestic law.

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

Index

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

In June 2009 GAIA received the initial assessment of an investigation of the German tax authorities regarding the transfer of Intellectual Property Rights and patents to Dilo AG in Switzerland, a wholly owned subsidiary, for the period 2001-2004.  In past years, former management has been of the opinion that these investigations would not result in a material claim against GAIA or its former management from the German tax authorities. The German tax authorities claimed corporate tax had to be filed and paid on the value of the transfer. Management prepared a response to the German tax authorities’ claim. After extensive discussions and evaluation of management’s response to the tax authorities’ claim, the German tax authorities finally issued an assessment of €339,000 (approximately $456,000) as a final settlement on this issue.  The Company has recorded an income tax expense for this amount during the six months ended June 30, 2010.

NOTE 7—DEBT

	June 30, 2010	December 31, 2009
	(unaudited)
Current debt is summarized as follows:
Loans From Financial Institutions	$22,000	$35,000
Silent Partner loans-TBG	1,519,000	1,962,000
July 2007 10% Convertible Debenture	3,247,000	3,247,000
Sub total current debt	4,788,000	5,244,000
Related party debt
Promisory note to Archhill	1,407,000	1,814,000
10% Related Party Conv. Deb. Oct 2009 I, net of discount	1,546,000	1,750,000
10% Related Party Conv. Deb. Oct 2009 II, net of discount	2,372,000	2,470,000
10% Related Party Conv. Note van Hessen Interest	883,000	-
10% Related Party Conv. Deb. Q2 2010	1,038,000	-
Sub total related party debt	7,246,000	6,034,000
Long term debt
June 2008, 9% Convertible Note	8,851,000	10,392,000
9% Related party convertible debenture	1,260,000	1,479,000
Sub Total Long term debt	10,111,000	11,871,000
Warrant liability	20,000	150,000
Total debt	$22,165,000	$23,299,000

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $22,000 and $35,000 as of June 30, 2010 and December 31, 2009, respectively, and are collateralized by the specific assets financed by the loans and bear interest at standard European commercial rates which was 7% as of both June 30, 2010 and December 31, 2009.

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

Index

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

TBG contacted the Company and has claimed under the terms of the agreement the remuneration in the amount of 920,000 Euros (approximately $1,123,000 as of June 30, 2010).  Management asserts that TBG has not met the terms of the agreement and is not entitled to the above amount.

GAIA negotiated with TBG to convert the TBG Partnership Agreement into a long term loan bearing an interest rate of 6.78% per annum, including a repayment schedule. The principal amount of Euros 1,493,875 will be repaid back in 12 payments of Euros 125,000 per quarter, starting December 31, 2009. The last payment will be on September 30, 2012.  Under the repayment agreement TBG is entitled to receive a non-recurrent remuneration of 40% of the principal amount under certain circumstances relating to the economic conditions of GAIA. The total amount payable to TBG under the Partnership Agreements at June 30, 2010 and December 31, 2009 was $1,519,000 and $1,962,000, respectively.  Due to cash shortages, GAIA has made only one quarterly payment during 2010 and discussions with TBG are in process to amend the repayment schedule.

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

Since January 1, 2010 the accrued interest on the note was approximately $161,000 at June 30, 2010.

PROMISSORY NOTES – RELATED PARTY

Arch Hill Real Estate N.V. billed $70,000 per month as management fees to GAIA Holding BV from 2004 until 2005.  The amount was unpaid as of December 31, 2009 and is included in the promissory notes to Arch Hill. The total amount was $1,407,000 and $1,814,000 as of June 30, 2010 and December 31, 2009 respectively. The loans bear cumulative interest at 6% per annum, which is added to the face amount of the note at each reporting period. Under the Subordinated Loan Agreement (the “Subordinated Loan Agreement”) terms, the loans can be called when GAIA does not have negative shareholders equity. The loans are subordinated to all other creditors of GAIA.  The Company also had related party receivables from various affiliates of Arch Hill amounting to $294,000 as of December 31, 2009.  In November 2010 an agreement was concluded with Arch Hill wherein the Company would write-off Euros 132,000 (approximately $177,000) of the related party receivables, and apply the remaining amount against the balance due on the Promissory Notes – Related Party.   The Related party receivable has been reduced by Euros 132,000 (approximately $177,000) as of June 30, 2010 and the balance due on the Promissory Notes – Related Party has been reduced by the remaining Related party receivable as of June 30, 2010.

JUNE 2008 9% CONVERTIBLE NOTES

The Company closed on a convertible debt financing (the “June 2008 Financing”) with several institutional investors from June 12, 2008 to August 21, 2009 for a total of Euros 7.25 million (approximately U.S. $10,205,000). The Company has a balance of $8,851,000 and $10,392,000 outstanding under these notes as of June 30, 2010 and December 31, 2009, respectively.  Additionally, the accrued interest on these convertible notes as of June 30, 2010 and December 31, 2009 is Euros 1,059,000 (approximately U.S. $1,293,000) and Euros 746,000 (approximately U.S. $1,069,000), respectively. The Convertible Notes are convertible at $0.10 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Notes. The Convertible Notes accrue interest at 9% per annum and are due and payable on September 30, 2011 (the “Maturity Date”). The Convertible Notes were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  All obligations of the Company under the Convertible Notes will be secured by security interests in all of the tangible and intangible fixed assets, including real estate, of the Company.

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

Based upon the decreased conversion price and under assumption that all note holders would voluntarily choose a conversion into shares, the principal and accrued interest under the Convertible Notes would convert into approximately 167 million shares of common stock as of June 30, 2010.

9% RELATED PARTY CONVERTIBLE DEBENTURE MARCH 2009

The Company closed on a convertible debt financing (the “9% Related Party Convertible Debentures March 2009”) with Stichting Gemeenschappelijk Bezit LTC (the “Lender”) from February 7, 2009 to June 30, 2009 for a total of Euros 1.032 million (approximately U.S. $1,352,000). The Company has a balance of $1,260,000 and $1,479,000 outstanding under these debentures as of June 30, 2010 and December 31, 2009, respectively. The accrued interest on this amount is Euros 74,000 (approximately U.S. $107,000) as of December 31, 2009 and Euros 119,000 (approximately U.S. $146,000) as of June 30, 2010.  The Company issued its 9% Related Party Convertible Debentures March 2009 to the Lender in connection with this financing. The 9% Related Party Convertible Debentures March 2009 are convertible at $0.07 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the 9% Related Party Convertible Debentures March 2009. The 9% Related Party Convertible Debentures March 2009 accrue interest at 9% per annum and are due and payable on September 30, 2011 (the “Maturity Date”). The 9% Related Party Convertibles Debenture March 2009 were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  The 9% Related Party Convertible Debentures March 2009 are unsecured obligations of the Company.

Based upon the conversion price and under assumption that the Lender would voluntarily choose a conversion into shares, the principal and accrued interest under the 9% Related Party Convertible Debentures March 2009 would convert into approximately 21.5 million shares of common stock as of June 30, 2010.

10% RELATED PARTY CONVERTIBLE DEBENTURE OCTOBER 2009 I

The Company closed on a convertible debt financing (the “10% Related Party Convertible Debenture October 2009 I”) with Stichting Gemeenschappelijk Bezit LTC (the “Lender”) from October 22, 2009  to January 22, 2010 for a total of Euros 1.293 million (approximately U.S.$1,903,000).  Euros 27,000 (approximately $38,000) was received by the Company in January 2010.  The Company has a balance of $1,546,000 and $1,750,000 outstanding (net of debt discount related to a beneficial conversion feature) under these debentures as of June 30, 2010 and December 31, 2009, respectively.  The accrued interest as of June 30, 2010 was Euros 77,000 (approximately U.S. $94,000) and December 31, 2009 was Euros 13,000 (approximately U.S. $19,000). The Company issued its convertible debentures (the “Convertible Debentures”) to the Lender in connection with this financing. The Convertible Debentures are convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Debentures. The Convertible Debentures accrue interest at 10% per annum and are due and payable on December 31, 2010 (the “Maturity Date”). The Convertible Debentures were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  The Convertible Debentures are unsecured obligations of the Company.  The Company recorded a debt discount of approximately $75,000 on date of issuance of these debentures related to a beneficial conversion feature.  This discount will be amortized over the term of the debentures using the effective interest method.

Based upon the conversion price and under assumption that the Lender would voluntarily choose a conversion into shares, the principal and accrued interest under the Convertible Debentures, would convert into approximately 50 million shares of common stock as of June 30, 2010.

10% RELATED PARTY CONVERTIBLE DEBENTURE OCTOBER 2009 II

The Company closed on a convertible debt financing (the “10% Related Party Convertible Debenture October 2009 II”) with Stichting Gemeenschappelijk Bezit LTC (the “Lender”) from October 23, 2009 to January 15, 2010 for a total of Euros 1.971 million (approximately U.S.$2,906,000).  Euros 200,000 (approximately $290,000) was received by the Company in January 2010.  The Company has a balance of $2,372,000 and $2,470,000 outstanding (net of debt discount related to a beneficial conversion feature) under these debentures as of June 30, 2010 and December 31, 2009, respectively.  The accrued interest as of June 30, 2010 was Euros 113,000 (approximately U.S. $138,000) and December 31, 2009 was Euros 16,000 (approximately U.S. $23,000).  The Company issued its convertible debentures (the “Convertible Debentures”) to the Lender in connection with this financing. The Convertible Debentures are convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Debentures. The Convertible Debentures accrue interest at 10% per annum and are due and payable on December 31, 2010 (the “Maturity Date”). The Convertible Debentures were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  The Convertible Debentures are unsecured obligations of the Company.  The Company recorded a debt discount of approximately $79,000 on date of issuance of these debentures related to a beneficial conversion feature.  This discount will be amortized over the term of the debentures using the effective interest method.

Index

Based upon the conversion price and under assumption that the Lender would voluntarily choose a conversion into shares, the principal and accrued interest under the Convertible Debentures, would convert into approximately 77 million shares of common stock as of June 30, 2010.

10% RELATED PARTY CONVERTIBLE NOTE JANUARY 2010

In January 2010, because of the Company’s inability to pay the accrued interest, the holder of the July 2007 10% Convertible Debenture described above, called on the security with Arch Hill Capital NV.  As a result, as of January 4, 2010 the accrued interest of $883,000 was converted to a non-secured 10% Related Party Convertible Note due to Arch Hill Capital NV (the “Lender”) in consideration for the Lender’s payment of certain of the Company’s accrued interest with its own assets. The Company issued its convertible note (the “Convertible Note”) to the Lender in connection with this obligation. The Convertible Note is convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Note. The Convertible Note accrue interest at 10% per annum and is due and payable on December 31, 2010 (the “Maturity Date”). The Convertible Note is denominated and recorded in US dollars.  The Convertible Note is an unsecured obligation of the Company.  As of June 30, 2010, the accrued interest on this Convertible Note is approximately $44,000.

Based upon the conversion price and under assumption that the Lender would voluntarily choose a conversion into shares, the principal and accrued interest under the Convertible Note, would convert into approximately 23 million shares of common stock as of June 30, 2010.

10% RELATED PARTY CONVERTIBLE DEBENTURE Q2 2010

The Company closed on a convertible debt financing (the “10% Related Party Convertible Debenture Q2 2010”) with Stichting Gemeenschappelijk Bezit LTC (the “Lender”) from March 19, 2010 to September 13, 2010 for a total of Euros 925,000 (approximately U.S. $1.2 million).  As of June 30, 2010, Euros 851,000 (approximately U.S. $1.1 million) had been received by the Company.  The Company issued its convertible debentures (the “Convertible Debentures”) to the Lender in connection with this 10% Related Party Convertible Debenture Q2 2010 financing. The Convertible Debentures are convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Debentures. The Convertible Debentures accrue interest at 10% per annum and are due and payable on December 31, 2010 (the “Maturity Date”).  The accrued interest as of June 30, 2010 was Euros 16,000 (approximately U.S. $19,000).  The Convertible Debentures were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  The obligations under these Convertible Debentures will be secured by the accounts receivable of the Company. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Debentures in these transactions.  The sale of the Convertible Debentures was exempt from registration under Section 4(2) of the Securities Act. The Convertible Debentures were sold and issued to an accredited investor in a private transaction without the use of any form of general solicitation or advertising.

Based upon the conversion price and under assumption that the Lender would voluntarily choose a conversion into shares, the principal and accrued interest under the Convertible Debentures, would convert into approximately 29 million shares of common stock as of June 30, 2010.

COMMON TERMS AND CONDITIONS OF CERTAIN DEBT INSTRUMENTS

In addition to the terms and conditions disclosed in the respective debt instruments above, the following terms and conditions also apply to each of the following debt instruments (collectively “Convertible Instruments”):

•	JUNE 2008 9% CONVERTIBLE NOTES;
•	9% RELATED PARTY CONVERTIBLE DEBENTURE MARCH 2009;
•	10% RELATED PARTY CONVERTIBLE DEBENTURE OCTOBER 2009 I;
•	10% RELATED PARTY CONVERTIBLE DEBENTURE OCTOBER 2009 II;
•	10% RELATED PARTY CONVERTIBLE NOTE JANUARY 2010;
•	10% RELATED PARTY CONVERTIBLE DEBENTURES Q2 2010.

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

The warrants issued to Arch Hill, in conjunction with the October 2005 Arch Hill Debt Exchange, and warrants issued to Portfolio Lenders II, LLC, in conjunction with the December 6, 2005 convertible note, contain down-round adjustment provisions. The Company concluded that such a triggering event was not based on an input to the fair value of “fixed-for-fixed” option and therefore is not considered indexed to the Company’s own stock. The Arch Hill warrant also contains a net settlement provision and because it contains both characteristics, is accounted for as a derivative in accordance with FASB ASC 815-10. The Portfolio Lenders II, LLC warrant does not contain a net settlement provision. The Company recognizes both the Arch Hill and the Portfolio Lenders II, LLC warrants as a liability at the fair value on each reporting date. These warrants were classified as liability in prior periods due to lack of sufficient authorized shares of common stock that would have to be issued in the event of exercise.  Although the Company has increased the authorized shares of common stock to be issued to allow conversion of all warrants and convertible instruments, warrants with down-round provisions will remain classified as liabilities at their fair value.  The Company measured the fair value of these warrants as of June 30, 2010 to be $20,000, and recorded other income of $65,000 and $129,000 for the three and six months ended June 30, 2010, respectively, resulting from the reduction of the liability associated with fair value changes of the warrants as of June 30, 2010. The Company determined the fair values of these securities using the Black-Scholes valuation model with the following assumptions:

Number of Shares of Common Stock underlying warrants 4,205,262
Exercise price range: $ 0.03 to 0.38
Fair value of warrants $20,000
Volatility 140.58% -181.32%
Risk-free interest rate 0.47%
Expected dividend yield 0%
Expected warrant life less than 1 year

Index

Recurring Level 3 Activity and Reconciliation
The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial liabilities categorized as Level 3 as of June 30, 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Warrant liability:

Balance as of January 1, 2010	$149,000
Decrease in fair value of warrants	(129,000)
Balance as of June 30, 2010	$20,000

Warrant liability income (expense) is determined by a combination of factors, including share price, the number of warrants outstanding, length of time remaining under the warrant and the volatility in the share price of our stock during the period.

NOTE 8—COMMITMENTS AND CONTINGENCIES

BUILDING LEASE

LTC was leasing a 12,400 square foot facility at 5115 Campus Drive in Plymouth Meeting, Pennsylvania pursuant to a Lease Agreement with PMP Whitemarsh Associates dated July 22, 1994, as amended. The facility was being leased under a one-year lease extension that commenced on April 1, 2008 and ended on March 31, 2009. The base annual rent under this lease agreement was $160,000. LTC did not extend the lease after March 31, 2009. In August 2008 the Company signed an Asset Purchase Agreement with Porous Power Technologies and a Sublease Agreement with Porous Power Technologies. Under the Asset Purchase Agreement, the Company sold some of the assets in Plymouth Meeting to Porous Power Technologies. Other assets which could be of use to the Company at its manufacturing facility in Nordhausen, Germany were shipped from Plymouth Meeting to Nordhausen, Germany. Porous Power Technologies was a sub-tenant to the Company at the Company’s facility from August 2008 to March 31, 2009. Porous Power Technologies signed a lease agreement for the Plymouth Meeting facility on April 1, 2009. The Company signed a six month sub-lease agreement with Porous Power Technologies for total rent of $42,000 ($7,000 per month), with the possibility to extend the sub-lease for 3 month periods. The Company has extended its sublease for each quarter during 2010 but has given notice to Porous Power Technologies to terminate the sub-lease as of December 31, 2010.  The Company has signed a new lease agreement with W&J Enterprises, LLC for 18 months for a 2,000 square foot office space in Fairfax, Virginia and will be relocating its corporate headquarters to this location effective January 1, 2011.  The base rent (which includes taxes and condo fees) will be $2,667 per month with an option to renew at market rate at the end of the lease.  This facility has sufficient space to meet the Company’s near-term needs in the United States.  The Company does not expect that significant costs will be incurred in connection with this relocation.

LITIGATION

Andrew J. Manning, a former employee of the Company, filed a complaint in October 2008, in the Superior Court of New Jersey, Morris County, Law Division, against the Company and other parties, alleging breach of contract, breach of covenant of good faith and fair dealing, negligent misrepresentation, tortuous interference with Mr. Manning’s economic gain, retaliation, unjust enrichment, and intentional infliction of emotional distress. On December 1, 2010, the Superior Court issued an order granting the Company’s motion for summary judgment and dismissing Mr. Manning’s complaint with prejudice.

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

NOTE 9—STOCKHOLDERS EQUITY

AUTHORIZED SHARES

The Company is authorized to issue 3.0 billion shares of the common stock and 100 million shares of preferred stock. Of the 100 million authorized shares of preferred stock, the Company designated and authorized 1,000 shares as Series A Convertible Preferred Stock, which the Company issued to an investor in the private placement of A Units which concluded in January 2005 and have subsequently been converted into the Company’s common stock. Additionally, the Company designated and authorized 100,000 shares of Series B Convertible Preferred Stock and 300,000 shares of Series C Convertible Preferred.  All of the issued and outstanding Series B and C Convertible Preferred Stock were converted to the Company’s common stock during 2009 and as of June 30, 2010 and December 31, 2009, there are no Series B and C Convertible Preferred Stock issued and outstanding.

Index

SERIES B CONVERTIBLE PREFERRED STOCK

The shares of Series B Convertible Preferred Stock have the same dividend rights as the Company’s common stock shares. The 100,000 shares of convertible preferred stock are convertible into an aggregate of 264,103,114 shares of common stock and have voting rights equal to 264,103,114 shares of common stock.  The Series B Convertible Preferred Stock has no mandatory or optional redemption rights; thus, cannot be redeemed for cash.  All the issued and outstanding Series B Convertible Preferred Stock were converted into 264,103,114 shares of common stock during 2009. The Company has no shares of Series B Convertible Preferred Stock outstanding as of June 30, 2010 and December 31, 2009.

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

On June 23, 2009, all of the issued and outstanding shares of Series C Convertible Preferred Stock were converted into 583,000,000 shares of common stock.  As of June 30, 2010 and December 31, 2009, no shares of Series C Convertible Preferred Stock remain outstanding.

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

Index

Geographic information is as follows:

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues
Domestic Operations	$436,000	$1,442,000	$227,000	$735,000
European Operations	2,605,000	1,638,000	1,097,000	1,023,000
	$3,041,000	$3,080,000	$1,324,000	$1,758,000

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income (loss)
Domestic Operations	$410,000	$(2,732,000)	$447,000	$(1,026,000)
European Operations	(2,250,000)	(2,850,000)	(383,000)	(2,022,000)
	$(1,840,000)	$(5,582,000)	$64,000	$(3,048,000)

	As at	As at
	June 30, 2010	December 31, 2009
Property and equipment, net
Domestic Operations	$13,000	$17,000
European Operations	5,454,000	6,697,000
	$5,467,000	$6,714,000

Capital expenditures and depreciation expenses are incurred primarily by the European operations.

In the three and six months ended June 30, 2010, three and two customers in the European region accounted for 51% and 46%, respectively, of total  consolidated revenues.

As at June 30, 2010, 48% of the net accounts receivable was from one customer in the US and 37% was outstanding from two customers in Europe.

NOTE 11—NET INCOME/LOSS PER COMMON SHARE

The Company has presented net income/loss per common share pursuant to FASB ASC 260-10, “Earnings Per Share”. Net income/loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share. The Company made such determination because: 1) Arch Hill Capital, which controls the Company, has the ability to authorize the necessary shares for conversion; 2) the preferred shares have no significant preferential rights above the common shares; and 3) the preferred shares will automatically convert at a later date upon proper share authorization. The Company has no Preferred Stock outstanding as of June 30, 2010 and December 31, 2009.  As a result, weighted average shares outstanding included in the calculation of basic and diluted net income/loss per common share for the six and three months ended June 30, 2010 and 2009 was as follows:

(Rounded to millions)	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Series B Preferred Stock	-	264,000,000	-	264,000,000
Series C Preferred Stock	-	583,000,000	-	583,000,000
Common Stock	1,804,000,000	746,000,000	1,804,000,000	746,000,000
Total	1,804,000,000	1,593,000,000	1,804,000,000	1,593,000,000

Due to net losses in the six months ended June 30, 2010 and 2009, the effect of the potential common shares resulting from convertible promissory notes payable, stock options and warrants (approximately 407 and 404 million shares as of June 30, 2010, and June 30, 2009, respectively) were excluded, as the effect would have been anti-dilutive.  Due to the large number of common stock outstanding, the impact of dilution on the computation of the diluted earnings per share was not material for the three months ended June 30, 2010.

Index

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

In January 2010, because of the Company’s inability to pay the accrued interest on the July 2007 10% Convertible Debenture disclosed above, the Note holder called the security with Arch Hill Capital NV (the “Lender”). Consequently, as of January 4, 2010 the accrued interest of $883,000 was converted to a non-secured 10% Related Party Convertible Note due to Arch Hill Capital NV in consideration for the Lender’s payment of certain of the Company’s accrued interest with its own assets. (See details of 10% Related Party Convertible Debenture – January 2010 above).

There were no significant non-cash transactions for the six month period ended June 30, 2010.

NOTE 13 - SUBSEQUENT EVENTS

10% Related Party Convertible Debenture Q2 2010

The Company sold and issued additional 10% Related Party Convertible Debentures Q2 2010 to the Lender from July 16 to September 13, 2010 for a total of Euros 75,000 (approximately U.S. $95,000).  The issuances were on the same terms and conditions described in Note 7 above.

June 2008 9% Convertible Notes

In September 2010, the Company received an additional subscription relating to the June 2008 9% Convertible Note described in Note 7 above from an institutional investor for a total of Euros 125,000 (approximately U.S. $161,000) under the same terms and conditions described in Note 7 above.

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

On October 25, 2010, the Company closed on the sale of 83,333,333 shares of Common Stock (the “Shares”) for an aggregate of $2 million to one investor (the “Purchaser”), which is a subsidiary of the Strategic Investor and a customer of the Company, pursuant to the terms of a Stock Purchase Agreement (the “SPA”).  The SPA provides that following December 17, 2010, the Purchaser shall have the right to demand that the Company cause a registration statement relating to the resale of the Shares to be filed with the SEC (the “Registration Statement”) as promptly as practicable and in no event later than 45 days following a written demand for registration (such 45th day, the “Required Filing Date”) and to become effective as promptly as practicable and in no event later than 90 days following the earlier of (a) the Required Filing Date and (b) the date such Registration Statement was filed.  The Company’s obligation to cause the Registration Statement to be filed and to maintain the effectiveness thereof shall expire at such time as the entirety of the Shares can be publicly resold without restriction in the absence of registration.  For each thirty day period or portion thereof during which a breach of the registration obligations remains uncured, the Company shall pay to Purchaser 2% of the aggregate Purchase Price.  The Company and the Purchaser shall each pay 50% of the costs and expenses associated with the preparation and filing of the Registration Statement provided however the total of such costs and expenses that the Purchaser shall bear shall not exceed $50,000. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Shares in this transaction. The sale of the Shares was exempt from registration under Section 4(2) of the Securities Act. The Shares were sold and issued to the Purchaser in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

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

Index

Resignation of Dr. Klaus Brandt

On October 21, 2010, Dr. Klaus Brandt resigned as an officer and director of the Company and each of its subsidiaries and affiliates effective October 29, 2010.  Dr. Brandt will continue as an employee of GAIA Akkumulatorenwerke GmbH until December 31, 2010 which will be his last day with the Company.

Manning Litigation

Andrew J. Manning, a former employee of the Company, filed a complaint in October 2008, in the Superior Court of New Jersey, Morris County, Law Division, against the Company and other parties, alleging breach of contract, breach of covenant of good faith and fair dealing, negligent misrepresentation, tortuous interference with Mr. Manning’s economic gain, retaliation, unjust enrichment, and intentional infliction of emotional distress. On December 1, 2010, the Superior Court issued an order granting the Company’s motion for summary judgment and dismissing Mr. Manning’s complaint with prejudice.

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

Index

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

RESULTS OF OPERATIONS
SIX AND THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO
SIX AND THREE MONTHS ENDED JUNE 30, 2009

REVENUES FROM PRODUCTS SALES decreased by $39,000 or 1% in the six months ended June 30, 2010 from $3,080,000 in the same period in 2009 to $3,041,000.  For the three months period ended June 30, 2010, revenues decreased 25% from $1,758,000 in 2009 to $1,324,000 in 2010. The decrease in sales for the three months ended June 30, 2010 can partially be attributed to a 6% depreciation in the Euro to US Dollar exchange rate during that period from the prior year.  In addition sales in the domestic operations were down significantly due to a slowdown in the delivery of batteries to a major customer in the U.S. This was partially offset by increased sales in the European operations during the same period.  As we are still an initial manufacturing stage enterprise, our mission continues to be to become a leading manufacturer of rechargeable lithium power solutions for advanced military/defense equipment, transportation and stationary power applications. Through increased sales efforts the Company has been successful in increasing the order backlog substantially and for this reason the Company is focusing on the increase of production volumes in order to meet the backlog demand. The production process for cells has been analyzed and optimized to ensure that it is conducive to a substantial increase in production volume. However, the need for working capital limits the Company to increase production volume and its sales.

COST OF GOODS SOLD was $3,206,000 and $5,719,000 for the six months ended June 30, 2010 and 2009, respectively.  The decrease in the cost of goods sold is a result of cost reduction initiatives taken during 2009 and a significant reduction in production activity during the three months ended June 30, 2010. Cost of goods sold decreased to $901,000 for the three months ended June 30, 2010 from $2,645,000 for the three months ended June 30, 2009.  Major components of the decrease can be attributed to production overhead ($400,000), material costs ($300,000) and labor ($200,000).  During the second quarter production was reduced significantly due to a liquidity shortage that curtailed the Company’s ability to purchase the raw materials required to maintain production at full capacity. We continue to look for cheaper sources of raw materials and more efficient production processes. We anticipate relative costs per unit to decline substantially as we achieve larger economies of scale. As our production volume increases, economy of scale will help to decrease the cost of goods sold per cell for both raw material as well as the direct costs such as labor contributed per cell. The productivity per employee will increase and the general overhead costs will be allocated to more cells produced.  The need for working capital could limit the Company’s ability to achieve the larger economies of scale and reduce its production costs.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES during the six months ended June 30, 2010 decreased by 22% to $258,000 from $331,000 in the same period in 2009. Engineering, research and development expenses decreased to $60,000 for the three months ended June 30, 2010 from $173,000 for the three months ended June 30, 2009.  External technical and consulting activity was curtailed significantly during the second quarter due to the lack of working capital.  These expenses are primarily related to our advancement of technology in large high rate battery for specific customer applications. These expenses also relate to material consumed in the continued refinement of production process, as well as engineering and development time dedicated to advancement of manufacturing processes.

GENERAL AND ADMINISTRATIVE EXPENSES during the six months ended June 30, 2010 increased by 51% to $2,299,000 from $1,520,000 in the same period in 2009.  This increase is attributable to additional consulting expense related to management ($250,000), outside service providers ($300,000), write-off of receivables from a related party ($177,000), and litigation expenses ($52,000) as disclosed in Note 8 above.  General and administrative expenses increased to $1,201,000 for the three months ended June 30, 2010 from $799,000 for the three months ended June 30, 2009.  The increase in general and administrative expenses for the three months ended June 30, 2010 is attributable to consulting expense related to management, outside service providers, and litigation expenses.

SALES AND MARKETING EXPENSES were $372,000 for the six months ended June 30, 2010, versus $331,000, an increase of 12% from the same period in 2009. The increase is primarily due to costs realized to promote our large format battery applications globally.  Sales and marketing expenses increased to $226,000 for the three months ended June 30, 2010 from $203,000 for the three months ended June 30, 2009.

Index

DEPRECIATION AND AMORTIZATION during the six months ended June 30, 2010 decreased to $372,000 from $423,000 for the same period in 2009.  Depreciation expenses for the three months ended June 30, 2010 was $180,000 compared to $218,000 for the three months ended June 30, 2009.  The decrease is primarily due to the depreciation in exchange rates between the Euro and US Dollar during the six and three months ended June 30, 2010 compared to the same periods ending June 30, 2009.

INTEREST EXPENSE, NET OF INTEREST INCOME for the six months ended June 30, 2010 increased by 84% to $1,118,000 from $607,000 in the same period in 2009.  The increase is mainly a result of the increased debt financing instruments the Company entered into in 2009, in particular the 10% Related Party Convertible Debenture October 2009 I and II which were not outstanding as of June 30, 2009.  Interest expenses increased to $571,000 for the three months ended June 30, 2010 from $327,000 for the three months ended June 30, 2009 due to the same reason.

WARRANT INCOME/EXPENSE The Company recognized a gain from changes in fair value of warrants in the amount of $129,000 for the six month period ended June 30, 2010, as compared to a gain of $143,000 during the six month period ended June 30, 2009. The change in the fair value of warrants increased to a gain of $65,000 for the three months ended June 30, 2010 from a loss of $4,000 for the three months ended June 30, 2009. This is mainly due to a continuing number of Warrants expiring, a decreasing length of time remaining on the Warrants outstanding, a decrease in the share price of the Company’s stock, and a decrease in the volatility in the share price of the Company’s stock. Warrants classified as liabilities are marked to market at the end of each reporting period using Black-Scholes valuation model. Fluctuations resulting from the valuation of the warrants’ liability are reflected as income or expense in the Statement of Operations.

CURRENCY EXCHANGE INCOME/EXPENSE For the six months ended June 30, 2010 the Company recognized a gain of $2,838,000 from currency exchange primarily due to the depreciation in the exchange rate between the Euro and U.S. Dollar from 1.4333 in December 31, 2009 to 1.2208 in June 30, 2010. Currency exchange income/expense increased to a gain of $1,690,000 for the three months ended June 30, 2010 from a loss of $606,000 for the three months ended June 30, 2009. The Company has approximately 13.8 million Euros (repayable in Euros but recorded in US Dollars) in debt and accrued interest outstanding as of June 30, 2010.  The gains/losses are mostly unrealized resulting from the fluctuation of the Euro to US Dollar, and are recorded in the Company’s Statement of Operations in accordance with FASB ASC 820-20-35 (formerly paragraph 15 of SFAS 52).

NET LOSS TO COMMON SHAREHOLDERS was $(1,840,000) or $(0.00) per share for the six months ended June 30, 2010 as compared to a net loss of $(5,582,000) or $(0.00) per share for the six months ended June 30, 2009.  The decrease in net loss for the six months is mainly due to fluctuations discussed above.  The Company had net income of $64,000 for the three months ended June 30, 2010 compared to a loss of $(3,048,000) for the same three month period ended June 30, 2009.  The net income is mainly due to the unrealized exchange gain recorded during the second quarter of 2010 of $1,690,000.

ACCUMULATED DEFICIT Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next few years. As of June 30, 2010, our accumulated deficit was $149,823,000.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

On June 30, 2010, and December 31, 2009 cash and cash equivalents were $555,000 and $1,181,000 respectively. Total liabilities on June 30, 2010 and December 31, 2009 were $28,493,000 and $29,308,000 respectively.  On June 30, 2010, and December 31, 2009 assets included $1,006,000 and $1,516,000 in accounts receivable, 1,209,000 and $1,819,000 in inventories, net property and equipment consisting of $5,467,000 and $6,714,000, and prepaid expenses and other current assets consisting of $82,000 and $68,000, respectively. As of June 30, 2010, our working capital deficit was $15,530,000 as compared to $13,213,000 on December 31, 2009.  As we continue our commercialization efforts to increase sales, decrease raw material prices and refine unit costs of cells, we expect to continue decreasing our operating losses. By decreasing the relative cost price of the cells, operating losses will decrease as well.  Our ability to finance our need for working capital, such as raw materials, work in process and accounts receivables, will be crucial for the Company to increase production volumes. Any production standstill due to the shortage of raw materials immediately results in operating losses.

We present our statement of cash flows using the indirect method. Our management has found that investors and analysts typically refer to changes in accounts receivable, inventory and other components of working capital when analyzing operating cash flows. Also, changes in working capital are more directly related to the way we manage our business’ cash flow than items such as cash receipts from the sale of goods, which would appear using the direct method.

Net cash used in operating activities was $1.8 million for the six months ended June 30, 2010 as compared to $3.2 million in the comparable period for 2009, a decrease of $1.4 million. The decrease is partly due to the lack of availability of cash during the first six months of 2010.  In addition, the decrease in use of operating cash can also be attributed to a lower net loss from operations, during the first six months of 2010 as compared to the same period for 2009.

Capital expenditures were $106,000 during the six months ended June 30, 2010 compared to $111,000 in the same six month period of 2009.

Index

Our debt and other liabilities as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
	(unaudited)
Current debt is summarized as follows:
Loans From Financial Institutions	$22,000	$35,000
Silent Partner loans-TBG	1,519,000	1,962,000
July 2007 10% Convertible Debenture	3,247,000	3,247,000
Sub total current debt	4,788,000	5,244,000
Related party debt
Promisory note to Archhill	1,407,000	1,814,000
10% Related Party Conv. Deb. Oct 2009 I, net of discount	1,546,000	1,750,000
10% Related Party Conv. Deb. Oct 2009 II, net of discount	2,372,000	2,470,000
10% Related Party Conv. Note van Hessen Interest	883,000	-
10% Related Party Conv. Deb. Q2 2010	1,038,000	-
Sub total related party debt	7,246,000	6,034,000
Long term debt
June 2008, 9% Convertible Note	8,851,000	10,392,000
9% Related party convertible debenture	1,260,000	1,479,000
Sub Total Long term debt	10,111,000	11,871,000
Warrant liability	20,000	150,000
Total debt	$22,165,000	$23,299,000

For more detailed information on our term liabilities, see Note 7 to our financial statements contained herein.

FINANCING TRANSACTIONS

We have financed our operations since inception primarily through equity and debt financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives.  From January to June 2010, we raised approximately $1.1 million in debt financing transactions.  (See details under 10% Related Party Convertible Debenture Q2 2010 in Note 7 above).  We also raised additional funds through the following financing transactions subsequent to June 30, 2010 (see Note 13).

10% Related Party Convertible Debentures Q2 2010

The Company sold and issued additional 10% Related Party Convertible Debenture Q2 2010 to the Lender from July 16 to September 13, 2010 for a total of Euros 75,000 (approximately U.S. $95,000).  The issuances were on the same terms and conditions described in Note 7 above.

June 2008 9% Convertible Notes

In September 2010, the Company received an additional subscription and cash relating to the June 2008 9% Convertible Note described in Note 7 above from an institutional investor for a total of Euros 125,000 (approximately U.S. $161,000) under the same terms and conditions described in Note 7 above.

Common Stock Financing

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

 On October 25, 2010, the Company closed on the sale of 83,333,333 shares of Common Stock (the “Shares”) for an aggregate of $2 million to one investor (the “Purchaser”), which is a subsidiary of the Strategic Investor and a customer of the Company, pursuant to the terms of a Stock Purchase Agreement (the “SPA”).  The SPA provides that following December 17, 2010, the Purchaser shall have the right to demand that the Company cause a registration statement relating to the resale of the Shares to be filed with the SEC (the “Registration Statement”) as promptly as practicable and in no event later than 45 days following a written demand for registration (such 45th day, the “Required Filing Date”) and to become effective as promptly as practicable and in no event later than 90 days following the earlier of (a) the Required Filing Date and (b) the date such Registration Statement was filed.  The Company’s obligation to cause the Registration Statement to be filed and to maintain the effectiveness thereof shall expire at such time as the entirety of the Shares can be publicly resold without restriction in the absence of registration.  For each thirty day period or portion thereof during which a breach of the registration obligations remains uncured, the Company shall pay to Purchaser 2% of the aggregate Purchase Price.  The Company and the Purchaser shall each pay 50% of the costs and expenses associated with the preparation and filing of the Registration Statement provided however the total of such costs and expenses that the Purchaser shall bear shall not exceed $50,000. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Shares in this transaction. The sale of the Shares was exempt from registration under Section 4(2) of the Securities Act. The Shares were sold and issued to the Purchaser in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale.

Index

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

The following is a general description of our existing debt and equity financing transactions.  See also the Notes to Unaudited Condensed Consolidated Financial Statements included with this Report.

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $22,000 and $35,000 as of June 30, 2010 and December 31, 2009, respectively, and are collateralized by the specific assets financed by the loans and bear interest at standard European commercial rates which were 7% as of both June 30, 2010 and December 31, 2009.

SILENT PARTNERSHIP LOANS - TBG

See details of this debt in Note 7 to our financial statements above.  The total amount payable to TBG under the Partnership Agreements at June 30, 2010 and December 31, 2009 was $1,519,000 and $1,962,000, respectively.  The decrease in the amount of the debt is due to the depreciation in exchange rates between the Euro and US Dollar from December 31, 2009 to June 30, 2010.   Due to cash shortages, GAIA has made only one quarterly payment during 2010 and discussions with TBG are in process to amend the repayment schedule.

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

PROMISSORY NOTE RELATED PARTY

See details of this debt in Note 7 to our financial statements above.  The total amounts were $1,407,000 and $1,814,000 as of June 30, 2010 and December 31, 2009, respectively. The decrease in the amount of the debt is primarily due to the depreciation in exchange rates between the Euro and US Dollar from December 31, 2009 to June 30, 2010, and the off-setting of the balance of miscellaneous related party receivables.

JUNE 2008 9% CONVERTIBLE NOTES

See details of this debt in Note 7 to our financial statements above.   The Company has a balance of $8,851,000 and $10,392,000 outstanding under these notes as of June 30, 2010 and December 31, 2009, respectively.  The decrease in the amount of the debt is primarily due to the depreciation in exchange rates between the Euro and US Dollar from December 31, 2009 to June 30, 2010.  As of June 30, 2010 and December 31, 2009, Euros 1,059,000 (approximately $1,293,000) and Euros 746,000 (approximately $1,069,000) accrued in interest for these notes, respectively.

9% RELATED PARTY CONVERTIBLE DEBENTURE MARCH 2009

See details of this debt in Note 7 to our financial statements above.   The Company has a balance of $1,260,000 and $1,479,000 outstanding under these debentures as of June 30, 2010 and December 31, 2009, respectively.   The decrease in the amount of the debt is primarily due to the depreciation in exchange rates between the Euro and US Dollar from December 31, 2009 to June 30, 2010.  The accrued interest on this debt is Euros 74,000 (approximately U.S. $107,000) as of December 31, 2009 and Euros 119,000 (approximately U.S. $146,000) as of June 30, 2010.

Index

10% RELATED PARTY CONVERTIBLE DEBENTURE OCTOBER 2009 I

See details of this debt in Note 7 to our financial statements above. The Company has a balance of $1,546,000 and $1,750,000 outstanding (net of debt discount related to a beneficial conversion feature) under these debentures as of June 30, 2010 and December 31, 2009, respectively. The decrease in the amount of the debt is primarily due to the depreciation in exchange rates between the Euro and US Dollar from December 31, 2009 to June 30, 2010.  The accrued interest as of June 30, 2010 was Euros 77,000 (approximately U.S. $94,000) and December 31, 2009 was Euros 13,000 (approximately U.S. $19,000).

10% RELATED PARTY CONVERTIBLE DEBENTURE OCTOBER 2009 II

See details of this debt in Note 7 to our financial statements above.  The Company has a balance of $2,372,000 and $2,470,000 outstanding (net of debt discount related to a beneficial conversion feature) under these debentures as of June 30, 2010 and December 31, 2009, respectively.  The decrease in the debt balance is due to additional cash received on this convertible debenture of Euros 200,000 (approximately U.S. $290,000) on January 15, 2010, net of the impact of the depreciation in exchange rates between the Euro and US Dollar from December 31, 2009 to June 30, 2010.  The accrued interest as of June 30, 2010 was Euros 113,000 (approximately U.S. $138,000) and as of December 31, 2009 was Euros 16,000 (approximately U.S. $23,000).

10% RELATED PARTY CONVERTIBLE NOTE JANUARY 2010

See details of this debt in Note 7 to our financial statements above.  The Company has a balance of $883,000 outstanding under this Note as of June 30, 2010.  As of June 30, 2010, the accrued interest on this Note is approximately $44,000.

WARRANT LIABILITY

See details of liability for outstanding warrants issued in Note 7 to our financial statements above.  The Company has not issued any additional warrants during the six months ended June 30, 2010, and no outstanding warrants expired during the same period.

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

From January 1 to June 30, 2010, we raised approximately $1.1 million in debt financing transactions.  We raised additional funds through the following financing transactions subsequent to June 30, 2010 (see Note 13):

10% Related Party Convertible Debentures Q2 2010

The Company sold and issued additional 10% Related Party Convertible Debentures Q2 2010 to the Lender from July 16 to September 13, 2010 for a total of Euros 75,000 (approximately U.S. $95,000).  The issuances were on the same terms and conditions described in Note 7 above.

Index

June 2008 9% Convertible Notes

In September 2010, the Company received an additional subscription and cash relating to the June 2008 9% Convertible Note described in Note 7 above from an institutional investor for a total of Euros 125,000 (approximately U.S. $161,000) under the same terms and conditions described in Note 7 above.

Common Stock Financing

On October 25, 2010, the Company closed on the sale of 83,333,333 shares of Common Stock (the “Shares”) for an aggregate of $2 million to one investor (the “Purchaser”), which is a subsidiary of a customer of the Company, pursuant to the terms of a Stock Purchase Agreement (the “SPA”).  See details of this transaction in Note 13 above.

We are continuing to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities and debt financing. We believe that if we raise approximately $7 million in debt and equity financings, we would have sufficient funds to meet our needs for working capital and expansion capital expenditures over the next twelve months.  This amount does not cover the repayment of any convertible debenture with a maturity date of December 31, 2010, (approximately $9 million as at June 30, 2010).  Negotiations are currently in progress with the respective lenders to extend the maturity date to June 30, 2013.  With these funds the Company will be able to expand the production capacity to approximately 20MWh per annum and to expand battery assembly activities in both the US and in Europe. After these investments the existing production facility in Nordhausen will not be able to expand further. If additional production capacity is necessary, the Company will need a substantial amount of new capital to build a new facility. The ultimate location will depend on the regional market needs (if any).

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

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of June 30, 2010, we had an accumulated deficit of approximately $149,823,000. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities and debt financing. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations in the future is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The critical accounting estimates and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 are those that depend most heavily on these judgments and estimates. As of June 30, 2010, there have been no material changes to any of the critical accounting estimates contained in our 2009 Annual Report on Form 10-K.

As of June 30, 2010, there have been no material changes to any of our significant accounting policies contained in our 2009 Annual Report on Form 10-K other than the expanded description of our revenue recognition policy described below.

Index

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

RISK FACTORS AFFECTING OUR COMPANY

The risk factors affecting our Company were described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  As of June 30, 2010, there have been no material changes to the risk factors contained in our 2009 Annual Report on Form 10-K other than the following:

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

•
WORLDWIDE RECESSION AND DIFFICULT ECONOMY. The slowdown in economic activity during the last three years caused by the ongoing global recession, the reduced availability of liquidity and credit has affected our business and ability to get financing. Difficult financial and economic conditions may adversely affect our customers’ ability to meet the terms of sale or our suppliers’ ability to fully perform according to their commitments to us.

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

Index

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, management believes that, as of June 30, 2010, our internal control over financial reporting was not effective due to the following:

(1) certain adjustments were made to such financial statements after being identified by our  independent registered accounting firm.

(2) certain disclosures required by GAAP were incorporated in such financial statements and the notes thereto after being identified by our  independent registered accounting firm.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The Company closed on a convertible debt financing with Stichting Gemeenschappelijk Bezit LTC (the “Lender”) from March 19, 2010 to September 13, 2010 for a total of Euros 925,000 (approximately U.S. $1.2 million).  As of June 30, 2010, Euros 851,000 (approximately U.S. $1.1 million) had been received by the Company.  The Company issued  convertible debentures (the “Convertible Debenture”) to the Lender in connection with this 10% Related Party Convertible Debenture Q2 2010 financing. Each Convertible Debenture is convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Convertible Debenture. Each Convertible Debenture accrues interest at 10% per annum and is due and payable on December 31, 2010 (the “Maturity Date”).  The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Convertible Debenture in this transaction. The sale and issuance of the Convertible Debentures was exempt from registration under Section 4(2) of the Securities Act. The Convertible Debentures were sold to an accredited investor in a private transaction without the use of any form of general solicitation or advertising.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following Exhibits are filed as part of this Report or incorporated herein by reference:

4.9	Form of January 2010 10% Convertible Note (2)

4.10	Form of Q2 2010 10% Convertible Debenture (2)

4.11	Subscription Agreement for €125,000 to June 2008 9% Convertible Note (2)

10.26	Form of Stock Purchase Agreement dated October 25, 2010 (2)

10.27	Amended and Restated Transaction Bonus Plan (the “Plan”) (1)

10.28	Form of Bonus Warrants issued pursuant to the Plan (1)

10.29	Extension Agreement dated January 1, 2010 for July 2007 10% Convertible Debenture +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

+	Exhibit filed herewith in this Report.
(1)	Incorporated by reference to LTC’s Form 8-K dated November 12, 2010.
(2)	Incorporated by reference to exhibits filed with LTC’s Form 10-Q for the three months ended March 31, 2010 filed on November 24, 2010.

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