Form 10-K
period 2010-12-31
LITHIUM TECHNOLOGY CORP
filed 2011-04-01
CIK 804154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Commission File Number 1-10446

LITHIUM TECHNOLOGY CORPORATION
(Name of Registrant as Specified in Its Charter)

DELAWARE	13-3411148
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10379B DEMOCRACY LANE, FAIRFAX, VIRGINIA 22030
(Address of Principal Executive Offices) (Zip Code)

(703) 571-9055
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

Larger Accelerated Filer   ☐                                                                                                                           Accelerated Filer  ☐
Non-Accelerated Filer      ☐                                                                                                           Small Reporting Company  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Securities Act).  ☐ Yes   ☒  No

The aggregate market value of the voting common stock held by non-affiliates on June 30, 2010 (the last business day of our most recently completed second fiscal quarter) was $13,909,659 using the closing price of $ 0.03 on June 30, 2010.

As of April 1, 2011, the registrant had issued and outstanding 1,907,371,256 shares of common stock.

Documents Incorporated by Reference:  None.

CURRENCY AND EXCHANGE RATES

All monetary amounts contained in this Report are, unless otherwise indicated, expressed in U.S. Dollars. On December 31, 2010, the noon bid rate for Euros as reported by Oanda.com was €0.8010 to $1.00 U.S.

PART I

ITEM 1.                DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

Lithium Technology Corporation (“LTC” or the “Company”) is a global manufacturer and provider of rechargeable energy storage solutions for diverse applications. The Company designs and builds a limited amount of large format, cylindrical lithium-ion (Li-ion) rechargeable cells and engineers and builds lithium-ion (Li-ion) rechargeable batteries complete with battery management systems for use in transportation, military/national security and stationary power markets.  The Company believes that it builds the largest high power lithium-ion cells and batteries in the world. Our cells have a higher wattage rating per weight or volume than those of any other producer of large cells and batteries. The Company’s leading technology capabilities, manufacturing infrastructure and management strengths enable it to provide a unique breadth of solutions in battery design, manufacturing, marketing, and delivery. Industrial, retail and government customers include Porsche, Eaton, DesignLine International, Arvin Meritor, Volkswagen, Frazer Nash, RUF/Siemens, Knierim Yachtbau (PlanetSolar), US Hybrid, Enersys, NASA, HDW/ThyssenKrupp, scientific research facilities and the national defense agencies of the United States, United Kingdom and Germany, among others.

The transportation, military, and stationary power markets continue to demonstrate that lithium-ion is the technology of choice for advanced battery applications placing us at the threshold of a period of significant growth.

The Company’s rechargeable lithium battery technology basis dates back to 1983. Since 1983, LTC has evaluated a wide range of lithium battery technologies. These evaluations have involved coating a wide variety of electrode materials, including those for Li-ion liquid, lithium metal and lithium polymer chemistries, onto a variety of substrates, including solid foils, expanded metal grids and fiber webs. The Company has engaged in high-yield pilot line operations since 1996. Over the last nine years, various manufacturing steps were adapted to our pilot line to accommodate new techniques. These factors have allowed us the flexibility to match the battery design to the application. In 1997, we began focusing on unique large footprint cells and large battery assemblies comprised of large number of cells and control circuitry. LTC’s manufacturing practices and know how combined with advanced in-house research and development efforts and collaborative relationship with material developers (i.e. Süd-Chemie/Phostech, BASF, ConocoPhillips, etc.) and research institutions have positioned the Company ahead of its competitors. LTC is not dependent on one type of chemistry, but can adapt to new developments in any of its target markets. As an example, when management of the Company identified the movement of the transportation industry toward the cathode materials of iron-phosphate toward the end of 2006, the Company geared its efforts to manufacturing large format high power cells (18AH, 36AH), which are the biggest of its kind today in the market. In February of 2008 the Company launched its product line of High Energy iron-phosphate, which completes the Company’s product offering with regards to iron-phosphate chemistry. In 2008 the Company sold its assets used in production in its pilot flat cell production facility in Plymouth Meeting and reduced the number of cell sizes in its cylindrical cell portfolio, which are manufactured at the Company’s manufacturing plant in Nordhausen Germany. Batteries which are designed and assembled to customer requirements are assembled at the customer’s premises for the US market or in Nordhausen for the European market. We are working to introduce other chemistries that will add benefit to the end customers, but all within the Li-ion field. In recent years, we have extended our expertise to the assembly of fully engineered batteries complete with battery management systems.

GAIA Akkumulatorenwerke GmbH (“GAIA”), our wholly-owned subsidiary, began as a venture business to commercialize proprietary, novel manufacturing technology in 1996. GAIA had developed technology to continuously extrude Li-ion polymer electrodes and a separator containing the final electrolyte solution. This simplifies the manufacturing process by eliminating process steps such as drying coatings, extraction of plasticizer, and cell activation with electrolyte solution. The result is a liquid-free process that operates at lower cost and with minimal emission of caustic organic solvents. GAIA’s plant is a modern facility with state-of-the-art automated equipment for extrusion/coating, lamination, winding, packaging and formation/testing.

In 2000, after four years of development, the GAIA team of experienced industrial managers, battery development engineers and production engineers succeeded in advancing GAIA’s lithium polymer technology to the pilot production stage.

LTC merged with GAIA in 2002 and GAIA became the wholly-owned subsidiary of the Company as a result of the merger. By the end of 2003, LTC and GAIA joint development efforts resulted in the development of several new cylindrical cell designs for use in HEV batteries, stationary power and national security applications.

We have two principal centers of operation – in Fairfax, Virginia and in Nordhausen, Germany. The Fairfax office is also our corporate headquarters. Sales in the U. S. and European markets are managed out of each of the offices. Our strategic business plan incorporates a unified approach by our two locations to overall business strategy, procurement, production, market and competitive analysis, customer contact plans, marketing, public relations/investor relations, sales, distribution, securing future joint venture relationships for manufacturing and distribution, future resource needs, and financial matters.  We have spent nearly $135 million advancing our technologies. We are now in a position to manufacture and sell highly reliable, cost-effective advanced lithium-ion rechargeable batteries to our target market segments, to further develop our technology, and to license our technology to other parties. All technology, research and development and all cell product development is concentrated in Nordhausen, Germany.

We have financed our operations since inception primarily through equity and debt financings, loans from shareholders, including loans from Arch Hill Capital N.V. and related parties, loans from silent partners and bank borrowings secured by assets. The Company’s operating plan seeks to minimize its capital requirements, but the expansion of its production capacity to meet increasing sales and refinement of its manufacturing process and equipment will require additional capital. The Company expects that operating and production expenses will increase significantly to meet increasing sales. For this reason the Company restructured its business starting in the third quarter of 2008, by abandoning its flat cell production activity and streamlining its cylindrical cell production in Nordhausen Germany. During 2009 and 2010 the US operation assembled batteries generally at customer locations using cylindrical cells from Germany to meet their needs for the US market. Batteries for the EU market are assembled in Nordhausen Germany. The Company has recently entered into a number of financing transactions and raised approximately $4.1 million in net proceeds in equity and convertible debt financing transactions from January to December 2010 (see Note 4 - Debt and Note 7 – Stockholders’ Equity).  The Company is continuing to seek other financing initiatives and needs to raise additional capital to meet its working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities. The Company believes that if it raises approximately $7 million in debt and equity financings it would have sufficient funds to meet its needs for working capital, capital expenditures, and to meet expansion plans during 2011.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11- Subsequent Events in Notes to Consolidated Financial Statements contained herein.

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

CORPORATE INFORMATION

We combined the operations of LTC with GAIA, a private lithium polymer battery company headquartered in Nordhausen, Germany, in a share exchange in 2002. In the share exchange Lithium Technology Corporation acquired a 100% interest in GAIA through the acquisition of 100% of the outstanding shares of GAIA Holding B.V., a Netherlands holding company. Subsequent to the share exchange, Arch Hill Capital, N.V. holds a controlling interest. Lithium Technology Corporation, GAIA Akkumulatorenwerke GmbH, GAIA Holding B.V. and all of the subsidiaries of Lithium Technology Corporation and GAIA Holding B.V are collectively referred to herein as the “Company”, “we” or “us”.

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

LTC is a Delaware corporation that was incorporated on December 28, 1995. LTC’s predecessor, Lithium Technology Corporation (a Nevada corporation previously named Hope Technologies, Inc.), merged with and into LTC in a reincorporation merger that became effective on February 8, 1996. The executive office of LTC is located at 10379B Democracy Lane Fairfax, Virginia 22030, telephone number (571) 207-9058.

LTC holds 100% of the outstanding shares of GAIA Holding B.V., a Netherlands holding company. GAIA Holding is a private limited liability company incorporated under the laws of the Netherlands on February 2, 1990, with a statutory seat at The Hague

(the Netherlands) and office address at Parkweg 2, 2585 JJ, The Hague, the Netherlands. GAIA Holding is the legal and beneficial owner of all of the issued and outstanding shares of Lithiontech B.V., a Netherlands company limited by shares that was formed on February 8, 1999. Lithiontech has the legal and beneficial ownership of all the issued and outstanding shares of DILO Trading AG, a Swiss company limited by shares that was formed on September 11, 1975. DILO Trading holds patents for which the intellectual property was developed by DILO Trading in collaboration with GAIA.

GAIA Holding is the beneficial owner of all of the issued and outstanding shares of GAIA Akkumulatorenwerke GmbH (“GAIA”). Legal ownership of the outstanding shares of GAIA are held pursuant to certain Dutch and German trust agreements by two Netherlands entities (“Nominal Stockholders”) for the risk and account of GAIA Holding. Based on the Dutch and the German trust agreements, the Nominal Stockholders are obliged to transfer the legal ownership of the shares in GAIA without any further payments to GAIA Holding to a third party designated by GAIA Holding on the demand of GAIA Holding. Pursuant to the trust agreements, GAIA Holding has the right to vote the shares of GAIA held by the Nominal Stockholders.

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

LTC holds 100% of the outstanding shares of Lithion Corporation, a Pennsylvania corporation that was incorporated on June 3, 1988. Lithion Corporation has no current operations.

Since the Company was not current in its SEC filings, the Company’s shares ceased trading on the OTCBB on May 31, 2006. The Company’s common stock is traded in the over-the-counter market, and “bid” and “asked” prices in the common stock are quoted on the OTC Pink Sheets under the symbol “LTHU”.  In 2009 the Company filed all past due filings, and on November 16, 2009 the Company filed its Form 10Q report for the third quarter of 2009. In 2010 the Company again became delinquent in its filings but became current as of December 17, 2010.

Information contained on the LTC web site or GAIA web site (www.lithiumtech.com and www.gaia-akku.com) does not constitute part of this Report.

DEVELOPMENT AND COMMERCIALIZATION PLAN

General

We are engaged in continuing development contracts and low volume production of large format lithium-ion rechargeable batteries used as power sources in advanced applications in national security, transportation and stationary power markets. We have moved from a development and pilot-line production company to a small production business with our lithium-ion rechargeable batteries. Lithium-ion battery acceptance and usage continues to grow in emerging advanced applications in our target markets. With the continuing interest in higher energy density, lighter weight, smaller volume, longer operational life and greater cost effectiveness, lithium batteries are the technology of choice with emerging applications in these markets.

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

Over the past several years, we have successfully focused on producing larger, more consistent runs of standardized cylindrical cells. In the last three years, we have been successful in increasing production, improving quality and yields and reducing production costs. As part of the continuing improvements of our operational performance in 2008 we discontinued the production of flat cells and limited the number of different sizes of cylindrical cells to be produced going forward. We have established several standardized modular battery assembly designs which facilitate the construction of custom batteries. We have expanded our custom battery design activities and we continue to receive favorable feedback from field use and testing by our customers. During 2007 the Company started producing standard batteries for wind generators and robots. In 2008 the Company offered standard batteries for large transportation applications. In 2009 the Company focused on growing the manufacturing volume of cells and of batteries to improve gross margin and yields. In 2010 the Company continued to standardize production and expanded its development of iron-phosphate cells as well as our large format cells (485 Ah cells). The biggest challenge for the Company going forward will remain its ability to find sufficient (working) capital to increase its manufacturing volume.

In the transportation market, sales of hybrid-electric vehicles (known as HEVs) continue to increase. While sales to U.S. automakers have been slow, we have sold several HEV prototype batteries and modules for evaluation in Europe. GAIA is working with several major European automakers and integrators delivering prototype and limited-production lithium batteries for HEV.  In 2009, we began delivering starter batteries for Porsche. These batteries, which use our Lithium Iron Phosphate chemistry, will be available as an upgrade to the standard lead acid starter batteries offered in the GT-3 and Boxster models. We continue to deliver started batteries to Porsche. In 2010 we began delivering prototype starter batteries to other automotive manufacturers.

The Company has been awarded several contracts in the space of HEV’s, Plug-in HEV’s and Full Electric Vehicles. In the US market the Company participated in several projects for heavy duty truck, utility and delivery vehicles and municipal buses. These projects vary from the delivery of prototype batteries, to small volume delivery of the same battery to a regular delivery of batteries as part of a fixed delivery schedule to end customers. The Company’s focus for 2011 is to increase the programs in which the Company delivers a consistent battery design on a regular basis. The list of the Company’s customers include Design Line International, Frazer Nash Research, Eaton, Volkswagen, Duracar/Quicc, US Hybrid, ArvinMeritor, ZF, RUF/Siemens and others.

As a result of our involvement with the military market over the last five years, we have received orders for various prototype batteries and small production runs of both customized cells and batteries from customers. As a result of our continuing involvement with the military market, we have interacted with customers that are actively pursuing new battery technologies. We have been able to apply our battery technology for use with new high tech systems including robots, advanced weapons, launch vehicles and unmanned underwater vehicles (known as UUVs). We have been working with some clients since 2004 to develop the aforementioned military applications. In 2009 the Company signed a Distributorship Agreement with Enersys, in which Enersys would become the exclusive global distributor of the Company’s product for the military/national security market. For stationary applications Enersys is a non-exclusive distributor. Through our partnership with Enersys we delivered cells which are used on the Russian Federal Space Agency (“Ruscosmos”) Proton rockets and as a result our batteries have been used in four successful launches.

We continue our collaborative relationships for the development of the next generation cathode materials with Süd-Chemie/Phostech. We are a subcontractor to a builder of unmanned underwater vehicles on a contract for Advanced Pressure Tolerant Batteries. We plan to continue to bid on new development contracts and commercial contracts going forward.

Outside the U.S., in 2005 we entered into a development contract for large submarine batteries with Thyssen-Krupp, the world’s largest builder of diesel-electric submarines. In 2007 we announced jointly with ThyssenKrupp the successful development of a 500Ah cell and a 40kWh battery module in a technical journal. During 2007, through our operation in Germany, we delivered several large batteries to be used in military applications, and secured additional orders. In 2010 the Company delivered a 1.2MW battery based upon our 485Ah cell to PlanetSolar, a solar powered boat which is currently circumnavigating the globe. The battery is capable of propelling the boat through the ocean at speeds of approximately 8 knots.

In the stationary power market we supplied prototype batteries for backup control systems for wind generators in Europe.

Products

We manufacture and sell the GAIA product line of large, high power hermetically sealed rechargeable lithium-ion cells and batteries. Our product portfolio includes large format, high power cells ranging from 7.5 to 45 Ah, with very high discharge capabilities designed for HEV and military applications, and high energy cells from 10 to 485 Ah for various applications. Our products include large batteries up to 600Vand capacity of more than 1.2MWh.

We produce high power cells designed for HEVs and military applications that can discharge hundreds of amps in times as short as a few minutes, and high capacity cells for applications such as back-up power and remote standby installations. Cells are manufactured in cylindrical form and employ proprietary extrusion, design and assembly technologies. We manufacture a variety of standard cells that are assembled into custom large batteries complete with electronics to manage the batteries (battery management systems) and electronics to communicate with other components of the system for performance monitoring.

We specialize in working with our customers to engineer solutions using standardized cells in customized configurations. Over the past two years, production volumes have increased in Nordhausen, and we have succeeded in producing long, consistent runs of standardized cells. We have also established a number of standardized modular battery assembly designs which facilitate the customized construction of batteries.

Lithium-ion Battery Market

The lithium-ion battery market is rapidly expanding and maturing. Large format lithium-ion batteries are becoming widely known and accepted, resulting in accelerating market growth. We are benefiting from this expansion of new product applications by having the ability to be involved in the initial design of these applications. This market expansion is also driving material suppliers to develop higher energy, lower cost and safer raw materials. Increasing volumes of production are being shifted to China and this continues to put downward pressure on pricing. Some of our Asian competitors have introduced high power cells and large formats which increases our need to expand and to provide custom solutions in order to capture market share. The Company believes that Lithium-ion is the chemistry of choice for the growing demand stemming from batteries used in portable devices. The market for other technologies, like nickel-cadmium, is shrinking. Nickel-cadmium still holds a major share for the market  for  power tools, two-way radios and medical devices. This chemistry is preferred over nickel-metal-hydride for its high durability and reliable service but some countries will likely ban its use for environmental reasons. Without a major breakthrough, we believe that the fuel cell will play an insignificant role in the future in providing power for future applications because of their cost, size, availability and performance. Although continuous in operation by replacing fuel capsules, the fuel cell, as we know it today, still needs a backup battery to satisfy the power requirements of modern portable equipment. It is believed that the electro-chemical battery will keep its present position for some time to come as it has for the last century.

Our Target Markets

We are leveraging our expertise in high power and large battery assemblies to commercialize advanced lithium batteries as a new power source in the transportation, military/national security systems and stationary power markets with a particular focus on the U.S. and European geographic market segments where the customers prefer a domestic supplier. Our sales and marketing efforts are focused on markets where we can obtain a premium by being a western hemisphere, domestic supplier, providing a better product and better service and co-developing custom solutions for new emerging high tech products. Our business plan does not incorporate mass commercial markets in the immediate future from our existing facility. Our entry into these large volume markets is expected to occur though the licensing of our technology and collaborative efforts with third parties.

●
Transportation Market. Transportation applications require rapid charge/discharge rates and long life in safe, durable high power storage for HEV and fuel cell powered vehicles. Military and heavy duty vehicle original equipment manufacturers have been early adopters of new technology and have taken the lead in the use of large-format lithium-ion batteries. We also see certain European cities moving towards banning gasoline powered vehicles in the city centers as prototype dual-mode hybrid vehicles become more prevalent.

●
National Security Market. National Security/Military applications require flexibility in design as the applications encompass a wide range of power output, broad operating temperatures, lower weight and thousands of recharge cycles. Performance is more important than price in this market. We have found that our lithium-ion batteries are replacing silver-zinc batteries. Over the past several years, as we have provided the market with high power batteries, we have also seen new applications emerge in areas such as pulsed defensive weapons. In 2009 the Company signed an Exclusive Distributorship Agreement with Enersys pursuant to which they are the exclusive global distributor of our large format, cylindrical cells for the national security/military market. This Agreement supersedes a Memorandum of Understanding signed with Enersys in 2008.

●
Stationary Power Market. Stationary power applications require high-reliability power for telecommunications, computers and other mission critical applications. We believe this presents a very large potential market for our products. Growing dependence on electrical power worldwide drives the demand for high quality and readily available back-up power. We have also found niches developing in the alternative energy markets.

Strategy for Growth

We envision a four phase growth evolution in order to achieve our mission of becoming a leader in rechargeable lithium-ion battery solutions for high power applications:

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

PHASE II (begun in 2007), Standard cells and High-Tech Specialty Batteries: Early followers; users requiring modest to high volumes with low to moderate price sensitivity. Expansion of business via strategic partnerships to deepen our presence in existing markets and to gain entry into new markets.

PHASE III (begun in 2008), Initial Commodity Products: OEM beta testing and engineering development in partnership with major industry players in need of qualifying new battery technology for large scale commercial applications; penetrate additional markets through joint-ventures per market segment.

PHASE IV (2010 - forward), Mass market production: The Company anticipates that the cost of large format Li-ion batteries after 2010 will decrease such that volume increases to address large volume, price-sensitive mass market applications will be viable. For these applications, the Company anticipates increasing its production capacity further through several joint-ventures in several countries with industry-specific local partners and entering into technology licensing relationships with one or several major battery manufacturers.

COMPETITION

Competition in the battery industry is, and is expected to remain, intense. The lithium-ion battery market is rapidly expanding and maturing. Large format Lithium-ion batteries are becoming more widely known and accepted resulting in accelerating market growth. We are benefiting from this expansion of new product applications by being involved in the initial design of these applications rather than competing directly with low cost mass-market 18650 cells from Asia. This market expansion is also driving material suppliers to develop higher energy, lower cost and safer products. Increasing volumes of production are being shifted to China and this continues to increase downward pressure on pricing. Some of our Asian competitors have introduced high power cells and large formats which increase our need to expand and to provide custom solutions in order to capture market share. Our sales and marketing efforts are focused on markets where we can obtain a premium by providing superior and reliable products as a domestic supplier. Additionally, we strive to provide better service and co-develop custom solutions for new emerging high tech products with our clients to establish a good reputation in the market place. Our business plan does not incorporate mass commercial markets in the immediate future from our existing facilities. Entry into these large volume markets is projected though building additional manufacturing facilities and collaborative efforts with third parties.

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

FINANCIAL INFORMATION ABOUT REPORTING SEGMENTS

The Company considers itself to have one operating segment in two geographical areas. Please see Note 9 – Segment Information, in the Notes to Consolidated Financial Statements, for further information about geographic areas in which the Company operates.

INTELLECTUAL PROPERTY

As of December 31, 2010, LTC and its subsidiaries hold 29 issued patents in Europe and 15 in the United States and have 48 pending patent applications, 33 in Europe and 15 in the United States. Additionally, the Company holds 12 “Utility Models” in Europe (essentially a limited patent) and 11 Trademarks. DILO Trading holds patents for which the intellectual property was developed by DILO Trading in collaboration with GAIA. DILO Trading has granted GAIA the right to use these patents exclusively.  Although we believe that the pending patent applications will be granted, no assurance to this effect can be given.

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

Our employees and consultants are required to enter into agreements providing for confidentiality and assignment of rights to inventions made by them while employed by us. There can be no assurance that these agreements will be enforceable by us.

RAW MATERIALS

We purchase various raw materials for use in our batteries. Certain materials used in our products are available only from a limited number of sources. The industry currently has sufficient capacity to meet our needs. There is no assurance, however, that our sources will remain available or the currently adequate supply of raw materials will continue.

RESEARCH AND DEVELOPMENT

We devote substantial resources to technology development activities related to the development of our cells. Our research has been focused upon bringing existing available technology to viable commercial production for specific applications. The majority of our efforts is directed toward product quality, process yield improvement, identifying alternative raw materials and supplies for use in our batteries, and cost reduction. We seek evolutionary improvements for cell and battery design, including controls. We evaluate new materials, which are not direct substitutes, for use in our batteries, but offer advantages such as cost, safety or performance. Lithium Iron Phosphate is one such material which results in cells that are intrinsically safe from overcharge or short circuit. Such a development is critical to the development of cells for the automotive and consumer markets.

EMPLOYEES

As of December 31, 2010, we employed a total of 5 full-time employees at LTC, and 67 full-time employees at GAIA. None of our employees at LTC or GAIA are represented by a labor union. We consider our employee relations to be good.

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

As with any battery, our lithium-ion batteries can short circuit when not handled properly. Due to the high energy and power density of lithium-ion batteries, a short circuit can cause rapid heat buildup. Under extreme circumstances, this could conceivably cause a fire. This is most likely to occur during the formation and/or testing phase of our processes. We incorporate safety procedures in our battery testing lab to minimize safety risks, although there can be no assurance that an accident in any part of our facilities where charged batteries are handled will not occur. Any such accident could require an internal investigation by our technical staff, causing delays in further development and manufacturing of our products, which could adversely affect our operations and financial condition. Likewise any battery that is abused by a customer, could, under extreme circumstances, conceivably cause a fire. We employ all appropriate design and electronic protections. We also have product liability insurance.

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

ITEM 1A.             RISK FACTORS

WE ARE SUBJECT TO VARIOUS RISKS MANY OF WHICH ARE BEYOND OUR CONTROL THAT MAY MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. IF ANY OF THESE RISKS OR UNCERTAINTIES, INDIVIDUALLY OR COLLECTIVELY, ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.  WHILE THESE ARE NOT THE ONLY RISKS AND UNCERTAINTIES WE FACE, MANAGEMENT BELIEVES THAT THE MORE SIGNIFICANT RISKS AND UNCERTAINTIES ARE AS FOLLOWS:

RISKS RELATED TO OUR BUSINESS

WE HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2010 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES. We had a working capital deficit of approximately $10,811,000 at December 31, 2010, which means that our current liabilities exceeded our current assets on December 31, 2010.

WE HAVE SUBSTANTIAL INDEBTEDNESS AND ARE HIGHLY LEVERAGED. At December 31, 2010, we had total consolidated indebtedness of approximately $24,145,000. The level of our indebtedness and related debt service requirements could negatively impact our ability to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. A substantial portion of our future cash flow from operations, if any, may be dedicated to the payment of principal and interest on our indebtedness. Our high leverage may also limit our flexibility to react to changes in business and may place us at a competitive disadvantage to less highly leveraged competitors. In addition, creditors who remain unpaid may initiate collection proceedings, which could hamper our operations due to our short term cash needs or the effect on our assets subject to debt.

WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION. We incurred net losses from inception to December 31, 2010, including approximately $7,247,000 of net loss in the year ended December 31, 2010. We expect to incur substantial additional operating losses in the future. During the years ended December 31, 2010 and 2009, we generated revenues from batteries sales and development contracts in the amounts of $6,353,000 and $7,371,000, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all. These conditions raise substantial doubt about our ability to continue as a going concern.

WE NEED SIGNIFICANT FINANCING FOR WORKING CAPITAL AND TO COMPLETE OUR PRODUCT COMMERCIALIZATION. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities and debt financing. We believe that if we raise approximately $7 million in debt and equity financings, we would have sufficient funds to meet our needs for working capital and capital expenditures and to meet expansion plans during 2011. If we are not able to raise such additional capital, we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures.

No assurance can be given that we will be successful in completing these or any other financings at the minimum level necessary to fund our working capital or to complete our product commercialization or at all. If we are unsuccessful in completing these financings, we will not be able to fund our working capital requirements, products commercialization or execute our business plan. These conditions raise substantial doubt about our ability to continue as a going concern.

WE FACE RISKS RELATED TO OUR ACCOUNTING RESTATEMENTS AND LATE SEC FILINGS. Effective February 23, 2007 Amper, Politziner & Mattia LLP (“AP&M”) was appointed by the Board of Directors of the Company to serve as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the years ended December 31, 2006, 2005 and 2004. On August 16, 2010 AP&M merged with Eisner LLP to form EisnerAmper LLP. The Company engaged EisnerAmper to continue all services previously performed by AP&M.

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

On June 15, 2009 the Company filed its Form 10K for the year ending December 31, 2008. This Form 10K was subsequently amended on August 26, 2009 as a result of an amendment to the Company’s Form 10Q for the quarterly period ended September 30, 2008 filed August 21, 2009, and further amended on September 14, 2009 for the purpose of correcting certain typographical errors. A second amendment to the Company’s Form 10Q for the quarterly period ended September 30, 2008 was filed on December 10, 2010.

The restatement of these financial statements and delay in filing financial statements and periodic reports with the SEC for the periods ending December 31, 2005 through June 30, 2009, and March 31, 2010 through September 30, 2010 may lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing as a result of the restatements and delay in filing financial statements and periodic reports with the SEC and we may not be able to effectuate our current business strategy. Moreover, we may be the subject of negative publicity focusing on the financial statement errors and resulting restatement and delay in filing financial statements and periodic reports with the SEC and negative reactions from our stockholders, creditors or others with whom we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL AND DISCLOSURE CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING WHICH WOULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR SECURITIES. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, areas of our disclosure and internal controls that need improvement. As a result after a review of our December 31, 2004 through 2010 operating results, we identified certain deficiencies in some of our disclosure controls and procedures.

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

WE FACE RISKS RELATED TO LATE TAX FILINGS. The Company filed its mandatory tax filings for the 2005 to 2009 fiscal years with the US Internal Revenue Service and  the Commonwealth of Pennsylvania Tax Department beyond their extended due dates.  Management believes that the potential liability to the Company is not significant since the Company reported significant losses for the respective years. Moreover, to the best of management’s knowledge, the Company does not believe that not filing tax returns late is a violation of any of its contractual covenants.

THERE MAY BE NO REMAINING PROCEEDS FOR STOCKHOLDERS IN THE EVENT OF OUR DISSOLUTION. In the event of our dissolution, the proceeds from the liquidation of our assets, if any, will be first used to satisfy the claims of creditors.  All obligations of the Company under the June 2008 9% Convertible Notes are secured by security interests in all of the tangible and intangible fixed assets, including real estate, of the Company.  Only after all outstanding debts are satisfied will the remaining proceeds, if any, be distributed to our stockholders. Accordingly, the ability of any investor to recover all or any portion of an investment in our securities under such circumstances will depend on the amount of funds so realized and claims to be satisfied there from.

WE HAVE NOT PRODUCED SIGNIFICANT COMMERCIAL QUANTITIES OF LITHIUM-ION BATTERIES. Our construction of large batteries for military, transportation and stationary power applications requires customized, tailored solutions for each application. At present, we operate a small production line that produces limited quantities of standardized cells. We have assembled these cells into various prototype batteries. We have had repeat orders for the same batteries, but to be successful, we must eventually produce our lithium-ion batteries (i) in reasonable commercial quantities; (ii) at competitive costs; (iii) with appropriate performance characteristics; and (iv) with low failure rates. We currently have no high volume manufacturing capability or experience in large scale manufacturing of either our standard cells or our customized batteries. We have limited experience in automated cell assembly and packaging technology. We cannot give any assurance that we will be able to produce commercial lithium-ion batteries on a timely basis, at an acceptable cost or in the necessary commercial specifications or quantities.

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

EXPANDING MARKET ACCEPTANCE OF OUR BATTERIES IS UNCERTAIN. While initial market acceptance of our cells and our custom engineered batteries has been good, we cannot guarantee that going forward we will be able to achieve market acceptance in larger more standardized markets. Market acceptance will depend on a number of factors, including:

•
our ability to keep production costs low. Other advanced battery chemistries may be produced at a reduced cost. As we work to reduce the cost of our batteries, we expect that manufacturers of other advanced battery chemistries will do the same;

•
lithium-ion battery life in various commercial applications. While initial testing is promising, it is difficult to predict the life of lithium-ion batteries in high rate applications. If our batteries do not last long enough when used for high rate applications, it is unlikely that there will be market acceptance of our battery products;

•
timely introductions of new products. Our introduction of new products will be subject to the inherent risks of unforeseen problems and delays. Delays in product availability may negatively affect their market acceptance;

OUR BATTERY TECHNOLOGY MAY BECOME OBSOLETE. The market for our rechargeable batteries is characterized by changing technology and evolving industry standards, often resulting in product obsolescence or short product lifecycles. Changes in end-user requirements and new product introductions and enhancements by our competitors may also render our technology obsolete. Our success will depend upon our ability to introduce in a timely manner products whose performance will match or better our competitors’ products. There can be no assurance that our competitors will not develop technologies or products that would render our technology and products obsolete or less marketable.

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

CERTAIN COMPONENTS OF OUR BATTERIES POSE SAFETY RISKS THAT MAY CAUSE ACCIDENTS IN OUR FACILITIES AND IN THE USE OF OUR PRODUCTS. As with any battery, our lithium-ion batteries can short circuit when not handled properly. Due to the high energy and power density of lithium-ion batteries, a short circuit can cause rapid heat buildup. Under extreme circumstances, this could cause a fire. This is most likely to occur during the formation or testing phase of our process. While we incorporate safety procedures and specific safety testing in our battery testing lab to minimize safety risks, we cannot assure you that an accident in any part of our facilities where charged batteries are handled will not occur. Any such accident could result in injury to our employees or damage to our facility and would require an internal investigation by our technical staff. Likewise any battery that is abused by a customer, could, under extreme circumstances conceivably cause a fire. We employ all appropriate design and electronic protections. We are also covered by the appropriate liability insurance. Any such injuries, damages or investigations could lead to liability to our company, cause delays in manufacturing of our product and/or adversely affect market acceptance which could adversely affect our operations and financial condition.

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

As with all employers in the U.S., we must comply with U.S. Occupational and Safety Administration (OSHA) regulations designed for the protection of employees while at the workplace. We are also subject to U.S. Environmental Protection Agency (USEPA) and state regulations designed to protect the environment from contaminants that can be discharged from manufacturing facilities. We cannot assure  that we will not incur significant expenses or encounter any difficulties in complying with OSHA, USEPA, and state regulations.

OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO RETAIN KEY PERSONNEL. Our success depends in large part upon the services of a number of key employees, consultants and senior management. If we lose the services of one or more of these individuals, it could have a significant negative impact on our business.

OUR BUSINESS AND GROWTH IS HEAVILY DEPENDENT ON CAPITAL SPENDING BY CUSTOMERS IN THE INDUSTRIES WE SERVE. Cuts in capital spending and development of new products that use our batteries due to economic downturns and availability of credit may hamper our ability to increase our revenues and profitability.  There have been, (and despite some recent signs of a turnaround), delays of projects due to credit constraints and weak economic conditions experienced by our customers. These delays and cancellations have adversely affected and could continue to adversely affect LTC’s revenue and profitability.

THE FAILURE OF CUSTOMERS TO PAY AMOUNTS OWED TO LTC COULD CAUSE US TO EXPERIENCE SIGNIFICANT LOSSES.  Accounts receivable represent one of the largest assets on LTC’s balance sheet. While we take steps to evaluate and manage the credit risks relating to our customers, economic downturns such as the one experienced in recent years can adversely affect various industries and, within those industries, particular customers’ ability to pay, which could reduce our ability to collect all amounts due from customers. In addition, there may be delays in payments from customers, which would increase the working capital which LTC needs to maintain and could impact our liquidity.

WE MAY NOT BE ABLE TO OBTAIN THE INSURANCE COVERAGES NECESSARY TO MANAGE OUR RISKS.  LTC relies on insurance to help manage its risks and to limit our exposure to significant claims. The future availability and cost of such insurance is subject to market forces and our claims experience. There can be no assurance that LTC can always obtain and maintain appropriate insurance coverage, including product liability and errors and omissions insurance, in order to effectively manage the risks of its business.  I n addition, LTC has elected to retain a portion of losses that may occur through the use of various deductibles, limits and retentions under these programs. As a result, we may be subject to future liability for which LTC is only partially insured, or completely uninsured. Our insurers are subject to business risk. One or more of our insurers may be unable to fulfill their insurance obligations due to insolvency or otherwise. To the extent we are not insured against a loss or any of our insurers fails to provide coverage, LTC’s financial condition and results of operations could be materially and adversely affected.

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

FOREIGN CURRENCY FLUCTUATIONS IN CONNECTION WITH OUR INTERNATIONAL OPERATIONS COULD HARM OUR FINANCIAL CONDITION. LTC’s international operations are important to our business, and we expect that they will continue to account for an increasing portion of our total revenues. Our reported financial condition and results of operations are exposed to the effects (both positive and negative) of fluctuating exchange rates. LTC’s exposure to foreign currency fluctuations relates primarily to Euro denominated debt and operations denominated in Euro’s. Exchange rate fluctuations impact the US dollar value of reported earnings derived from these foreign operations as well as our investment in the net assets related to these operations. LTC does not currently engage in, but may in the future engage, in hedging activities with respect to certain of its foreign operations.  Our international operations are subject to a variety of other risks, including, but not limited to, the following:

●	Recessions in foreign economies and the impact on costs of doing business in those countries;
●	Difficulties in staffing and managing foreign operations;
●	Changes in foreign government policies and regulatory requirements;
●	The adoption of new, and the expansion of existing, trade restrictions and the failure to comply with US export control laws.

RISKS RELATED TO OUR SHARES

FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS. Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Sales and issuances of additional common stock, as described in Note 11 - Subsequent Events in Notes to Consolidated Financial Statements contained herein, will dilute the value of our shares and may increase the difficulty in raising additional capital in the future. As of December 31, 2010, we had 1,887,173,032 shares of common stock outstanding, without taking into account shares issuable upon exercise of outstanding convertible debentures, warrants or options.

A SIGNIFICANT PORTION OF LTC’S COMMON STOCK IS OWNED BY RELATED PARTIES. Certain of LTC’s directors and companies for which some of our directors serve as trustee or employees, own a substantial portion of LTC’s outstanding common stock. By virtue of this stock ownership, such shareholders have the power to significantly influence our affairs and are able to influence the outcome of matters required to be submitted to shareholders for approval, including the election of directors and the amendment of our Articles of Incorporation or Bylaws. Such shareholders could exercise influence over LTC in a manner adverse to the interests of our other shareholders.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE, WHICH COULD CAUSE THE VALUE OF AN INVESTMENT IN OUR STOCK TO DECLINE. The market price of shares of our common stock has been and is likely to continue to be highly volatile. Factors that may have a significant effect on the market price of our common stock include the following:

•	sales of large numbers of shares of our common stocks in the open market, including shares issuable at fluctuating conversion price at a discount to the market price of our common stock;

•	our operating results;

•	our need for additional financing;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	developments in our patent or other proprietary rights or our competitors’ developments;

•	our relationships with current or future collaborative partners;

•	governmental regulation; and

•	factors and events beyond our control.

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

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY. There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                DESCRIPTION OF PROPERTY

LTC was leasing a 12,400 square foot facility at 5115 Campus Drive in Plymouth Meeting, Pennsylvania pursuant to a Lease Agreement with PMP Whitemarsh Associates dated July 22, 1994, as amended. The facility was being leased under a one-year lease extension that commenced on April 1, 2008 and ended on March 31, 2009. The base annual rent under this lease agreement was $160,000. LTC did not extend the lease after March 31, 2009. Porous Power Technologies signed a lease agreement for the Plymouth Meeting facility on April 1, 2009. The Company signed a six month sub-lease agreement with Porous Power Technologies for total rent of $42,000 ($7,000 per month), with the possibility to extend the sub-lease for additional three month periods. This sub-lease was terminated effective December 31, 2010.

In December 2010 the Company executed a lease agreement (effective January 1, 2011) for approximately 2,000 square feet of office space at 10379B Democracy Lane, Fairfax Virginia 22030. We believe this office will serve LTC’s needs in the United States for the next several years. The annual rent on this space is $32,000 ($2,667 per month).

GAIA owns an approximately 150,000 square foot renovated facility in the city of Nordhausen, Germany. This facility has sufficient space to meet our near-term needs in Europe and can be upgraded to increase production capacity significantly. The facility also includes a laboratory, quality control spaces and offices for the European sales and management teams. At this facility we have sufficient equipment to be able to produce approximately 7 MWh  per annum. By investing limited amounts the Company will be able to increase the production capacity.

ITEM 3.                LEGAL PROCEEDINGS

Andrew J. Manning, a former employee of the Company, filed a complaint in October 2008, in the Superior Court of New Jersey, Morris County, Law Division, against the Company and other parties, alleging breach of contract, breach of covenant of good faith and fair dealing, negligent misrepresentation, tortious interference with Mr. Manning’s economic gain, retaliation, unjust enrichment, and intentional infliction of emotional distress. The Company and management believed that the allegations in the Complaint had no merit On December 1, 2010, the Superior Court issued an order granting the Company’s Motion for Summary Judgment with prejudice; However, Mr. Manning has appealed the dismissal. This matter has not been resolved as of the date hereof.

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

No matters were submitted to stockholders for a vote during the fourth quarter of 2010.

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s common stock is traded in the over-the-counter market, and “bid” and “asked” prices in the common stock are quoted on the OTC Pink Sheets under the symbol “LTHU”. The following table sets forth certain information with respect to the high and low bid prices for our common stock as of the close of each of the four calendar quarters of 2010 and 2009. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

	Bid Prices for Common Stock
	High	Low
2010
Fourth Quarter	0.038	0.020
Third Quarter	0.027	0.016
Second Quarter	0.040	0.020
First Quarter	0.040	0.030
2009
Fourth Quarter	0.060	0.040
Third Quarter	0.070	0.020
Second Quarter	0.040	0.020
First Quarter	0.060	0.030

On December 31, 2010, the last sale price quoted on the OTC Pink Sheets was $0.027. As of December 31, 2010, there were approximately 1,004 holders of record of our common stock.

DIVIDENDS

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for use in our business for an indefinite period. Payments of dividends in the future, if any, will depend on, among other things, our ability to generate earnings, our need for capital, and our financial condition. Our ability to pay dividends is limited by applicable state law. Declaration of dividends in the future will remain within the discretion of our Board of Directors, which will review the dividend policy from time to time.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLANS

The following table sets forth information as to securities issuable upon exercise of outstanding options and warrants and available for issuance under equity compensations plans as of December 31, 2010.

			Weighted-	Number of
			average	securities
			exercise	remaining available
			price of	for future issuance
			outstanding	under equity
	Number of securities to be		options,	compensation plans
	issued upon exercise of		warrants	(excluding
	outstanding options, warrants		and rights	securities reflected
Plan category	and rights (a)		(b)	in column (a) (c)

Equity compensation plans approved by security holders		0	N/A	N/A

Equity compensation plans not approved by security holders	Options :
	- 1994 Plan	11,743	$5.2000	- (1)
	- Directors Plan	0	$-	- (1)
	- 1998 Plan	24,786	$5.6800	- (1)
	- 2002 Plan	23,500	$3.9500	308,750
	Warrants :	202,348,282	$0.0247	-
Total		202,408,311	$0.0261	308,750

(1)	Option plan terminated as of December 31, 2002

The following stock option and incentive plans are the plans of LTC and not of GAIA. GAIA does not have any stock option or incentive plans.

1994 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 1994 Stock Incentive Plan in February 1994. The 1994 Stock Plan was terminated as of December 31, 2002. All options outstanding under the 1994 Stock Plan were 100% vested in February 2000. Vested options are exercisable for up to sixty months after the date of termination of the grantees employment or association with LTC. As of December 31, 2010 options to purchase 11,743 shares of the Company’s stock were outstanding.

DIRECTORS STOCK OPTION PLAN

In August 1995, the Board of Directors of LTC adopted the Directors Stock Option Plan. The Directors Plan was terminated as of December 31, 2002. All options outstanding under the Directors Plan were 100% vested in February 2000. As of December 31, 2009 no options were outstanding under the Directors Stock Option Plan.

1998 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 1998 Stock Incentive Plan in December 1998. The 1998 Plan was terminated as of December 31, 2002. All options outstanding under the 1998 Plan were 100% vested in February 2000. Vested options are exercisable for up to sixty months after the date of termination of the grantee’s employment or association with LTC. As of December 31, 2010, options to purchase 24,786 shares of the Company’s common stock were outstanding.

2002 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 2002 Stock Incentive Plan in January 2002. The 2002 Plan terminates in 2012. A total of 350,000 shares of common stock are reserved and available for grant. The exercise price of an option granted under the 2002 Plan will not be less than the fair market value of LTC’s common stock on the date of grant; however, for any non-qualified stock option, the option price per share of common stock may alternatively be fixed at any price deemed to be fair and reasonable as of the date of the grant. Options granted that are not vested will be cancelled immediately upon termination of the grantee’s employment or association with LTC, except in certain situations such as retirement, death or disability. Vested options are exercisable for up to sixty months upon termination of the grantee’s employment or association with LTC. As of December 31, 2010, options to purchase 24,786 shares of the Company’s common stock were outstanding.

2010 TRANSACTION BONUS PLAN

On November 11, 2010, the Company adopted an Amended and Restated Transaction Bonus Plan (the “Plan”) to provide an incentive bonus to persons providing services to the Company in connection with a series of strategic transactions (the “Strategic Transaction”) in which a strategic party (the “Strategic Investor”).  The Plan provides that the participants named in the Plan who are providing services to the Company in connection with the Strategic Transaction (each, a “Participant”) are entitled to receive, on the terms and conditions set forth in the Plan, 1/3each  of the Transaction Bonus Pool (as defined below) (the “Transaction Bonus Award”).   The Participants in the Plan are Theo M.M. Kremers, Fred Mulder and Christiaan A. van den Berg, each a director of the Company and providing consulting services to the Company pursuant to consulting agreements dated September 15, 2009.  In addition, Mr. Kremers is the Chief Executive Officer of the Company.

The Transaction Bonus Pool consists of warrants (the “Warrants”) to purchase 202,348,282 shares of Company Common Stock (the “Warrant Shares”).  The Warrants were issued on November 11, 2010, will vest as set forth below, have a term of five years from the vesting date, contain a cashless exercise provision and piggyback registration rights.  The exercise price of the Warrants is $0.0247.

The Warrants will vest on the date subsequent to the date of issuance that the Company executes the definitive agreements (the “Strategic Investor Agreements” defined below under Sale of Securities During Quarter Ended December 31, 2010) relating to the Strategic Transaction on the condition that (i) the Warrants are reviewed, and found to be fair to the Company by an independent person or firm with expertise in the area of transaction bonus compensation and (ii) the applicable Participant is providing services to the Company on the Vesting Date unless terminated by the Company other than for Cause (as defined in the Plan), as a result of disability (as defined in the Plan) or death of the Participant, or the Participant has terminated his or its services to the Company for Good Reason (as defined in the Plan).  In the event the Strategic Investor does not acquire or vest in all of the shares provided for in the Strategic Transaction, the Warrants shall nevertheless vest on the Vesting Date and shall remain vested provided the above vesting conditions are satisfied.

See Note 11 - Subsequent Events in Notes to Consolidated Financial Statements contained herein.

WARRANTS

No warrants were outstanding under equity compensation plans as of December 31, 2010, other than warrants issued under the 2010 Transaction Bonus Plan described above.

For additional information on the Company’s Warrants please see Note 4 – Debt, Note 7 - Stockholders’ Equity and Note 11 – Subsequent Events in the accompanying Notes to Consolidated Financial Statements.

SALE OF SECURITIES DURING QUARTER ENDED DECEMBER 31, 2010

Common Stock Financing

During the third quarter, the Company executed an Agreement on Key Terms (the “Term Sheet”) between the Company and the Strategic Investor described under the heading “2010 Transaction Bonus Plan” above relating to the Strategic Transaction pursuant to which the Strategic Investor, which is a customer of the Company, may over a certain period of time increase its equity ownership in the Company to more than 50% of the outstanding securities of the Company.  The Company executed definitive agreements relating to the next stages of the Strategic Transaction on March 30, 2011 but has not yet closed the financing.  Please refer to Note 11 - Subsequent Events to our Notes to Consolidated Financial Statements contained herein.

On October 25, 2010, the Company closed on the sale of 83,333,333 shares of Common Stock (the “Shares”) for an aggregate purchase price of $2 million to one investor (the “Purchaser”), which is an affiliate of the Strategic Investor pursuant to the terms of a Stock Purchase Agreement (the “SPA”).  The SPA provided that following December 17, 2010, the Purchaser shall have the right to demand that the Company cause a registration statement relating to the resale of the Shares to be filed with the SEC (the “Registration Statement”) as promptly as practicable and in no event later than 45 days following a written demand for registration (such 45th day, the “Required Filing Date”) and to become effective as promptly as practicable and in no event later than 90 days following the earlier of (a) the Required Filing Date and (b) the date such Registration Statement was filed.  The Company’s obligation to cause the Registration Statement to be filed and to maintain the effectiveness thereof shall expire at such time as the entirety of the Shares can be publicly resold without restriction in the absence of registration.  For each thirty day period or portion thereof during which a breach of the registration obligations remains uncured, the Company shall pay to Purchaser 2% of the aggregate Purchase Price.  The Company and the Purchaser shall each pay 50% of the costs and expenses associated with the preparation and filing of the Registration Statement provided however the total of such costs and expenses that the Purchaser shall bear shall not exceed $50,000.

The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Shares in this transaction. The sale of the Shares was exempt from registration under Section 4(2) of the Securities Act. The Shares were sold and issued to the Purchaser in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale. As of December 31, 2010, the Purchaser has not requested for the Registration Statement to be filed.

ITEM 6.                SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

 ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this Report.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance.  The statements contained in this Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the successful commercialization of our batteries, future demand for our products, general economic conditions, government and environmental regulation, competition and customer strategies, technological innovations in the battery industries, changes in our business strategy or development plans, capital deployment, business disruptions, our ability to consummate future financings and other risks and uncertainties, certain of which are beyond our control. Additional factors that could affect the Company’s forward-looking statements include, among other things: the restatement of the Company’s financial statements for the fiscal years ended December 31, 2004 and December 31, 2008, and the history of delays in filing financial statements and periodic reports with the Securities and Exchange Commission for the periods ended December 31, 2005 through June 30, 2009 and from March 31, 2010 through September 30, 2010; negative reactions from the Company’s stockholders, creditors, customers or employees to the results of the review and restatement or delay in providing financial information and periodic reports; the impact and result of any litigation (including private litigation), or of any investigation by the Securities and Exchange Commission or any investigation by any other governmental agency related to the Company; the Company’s ability to manage its operations during and after the financial statement restatement process; and the Company’s ability to successfully implement internal controls and procedures that remediate any material weakness in controls and ensure timely, effective and accurate financial reporting. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected.

Forward-looking statements are based on management’s current views and assumptions and involve known and unknown risks that could cause actual results, performance or events to differ materially from those expressed or implied in those statements.

GENERAL

We are engaged in low volume production and development contracts, in both the United States and Germany, of large format cylindrical lithium-ion rechargeable cells and batteries used as power sources in advanced applications in the transportation, military/national security and stationary power markets. We have moved from a development and pilot-line production company to a small production business with our lithium-ion rechargeable cells and batteries. The strategy of the Company is to increase production capacity in 2011 by engaging in large volume cell delivery and battery assembly programs.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

At December 31, 2010 and 2009, cash and cash equivalents were $927,000 and $1,181,000, respectively. The decrease was primarily due to a combination of net cash used in operating losses of $4.1 million during 2010 and the lower level of debt financing during 2010 compared to the prior year.  Total liabilities as of December 31, 2010 and 2009 were $34,161,000 and $29,308,000, respectively consisting of current liabilities in the aggregate amount of $13,889,000 as of December 31, 2010 vs $17,437,000 as of December 31, 2009.  The decrease in current liabilities is primarily due to the extension of several convertible debentures and convertible notes payable with related parties that had original maturity dates of December 31, 2010 (as at December 31, 2009) to June 30, 2013 as at December 31, 2010.  (See details in the debt section below). At December 31, 2010 and December 31, 2009, assets included $630,000 and $1,156,000 in accounts receivable, $1,457,000 and $1,819,000 in inventories, property and equipment, net of accumulated depreciation, of $5,647,000 and $6,714,000, prepaid expenses and other current assets of $64,000 and $68,000, respectively. As of December 31, 2010, our working capital deficit was $10,811,000 as compared to $13,213,000 at December 31, 2009. We expect to decrease operating losses by increasing capacity utilization as we continue our commercialization efforts to increase sales, decrease raw material prices through higher volume purchases, and decrease our unit costs of cells from producing bigger batches and improving our manufacturing processes.  Our ability to finance our need for working capital, such as raw materials, work in process and accounts receivables, will be crucial for the Company to increase production volumes. Any production standstill due to the shortage of raw materials immediately results in operating losses. (For disclosure purposes, all numbers related to the Company’s financials were rounded to the nearest thousand).

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

Net cash used in operating activities was $4.1 million for the year ended December 31, 2010 as compared to $7.8 million in the comparable period for 2009, a decrease of $3.7 million. The decrease is partly due to the decrease in operating losses from $9 million in 2009 to $5.5 million during 2010.  In addition, there was a severe lack of availability of cash during the first nine months of 2010. This resulted in lower production levels, lower levels of raw material purchases and reduced labor costs, as well as a decreased level of revenues. See discussion below regarding our financing activities from issuance of debt instruments and sale of common stock.

Capital expenditures were $175,000 for the year ended December 31, 2010 compared to $553,000 for the same period during 2009.

Our debt and other liabilities as of December 31, 2010 and December 31, 2009 were as follows:

	December 31, 2010	December 31, 2009

Current debt is summarized as follows:
Loans From Financial Institutions	$16,000	$35,000
Silent Partner loans-TBG	1,688,000	1,962,000
July 2007 10% Convertible Debenture	-	3,247,000
June 2008, 9% Convertible Note - current portion	2,452,000	-
Sub total current debt	4,156,000	5,244,000
Related party debt - current
Promissory note to Archhill	1,603,000	1,814,000
10% Related Party Conv. Deb. Oct 2009 I, net of discount	-	1,750,000
10% Related Party Conv. Deb. Oct 2009 II, net of discount	-	2,470,000
Total related party debt - current	1,603,000	6,034,000
Related party debt - long term
9% Related Party Conv. Deb. March 2009	1,368,000	1,479,000
10% Related Party Conv. Deb. Oct 2009 I, net of discount	1,714,000	-
10% Related Party Conv. Deb. Oct 2009 II, net of discount	2,612,000	-
10% Related Party Conv. Note van Hessen Interest	883,000	-
10% Related Party Conv. Deb. Q2 2010	1,226,000	-
Total related party debt - long term	7,803,000	1,479,000
Long term debt
July 2007 10% Convertible Debenture	3,247,000	-
June 2008, 9% Convertible Note	7,322,000	10,392,000
Sub Total Long term debt	10,569,000	10,392,000
Warrant liability	14,000	150,000
Total debt	$24,145,000	$23,299,000

For more detailed information on our debt, see Note 4 - Debt to our Notes to Consolidated Financial Statements contained herein.

FINANCING TRANSACTIONS

We have financed our operations since inception primarily through equity and debt financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets.  In 2010 we entered into a number of financing transactions and are continuing to seek other sources of capital. During the third quarter, the Company executed the Term Sheet with the Strategic Investor relating to the Strategic Transaction.

On October 25, 2010, the Company closed on the sale of 83,333,333 Shares to the Purchaser which is an affiliate of the Strategic Investor as the first part of the Strategic Transaction, pursuant to the terms of a Stock Purchase Agreement. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Shares in this transaction. The sale of the Shares was exempt from registration under Section 4(2) of the Securities Act. The Shares were sold and issued to the Purchaser in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale. The Company executed definitive agreements relating to the next stages of the Strategic Transaction on March 30, 2011 but has not yet closed the financing. Refer to Note 11 – Subsequent Events to our Notes to Consolidated Financial Statements contained herein.

We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities. No assurances can be given that such financing will be available in sufficient amounts or at all. If such financing is not available, there can be no assurance that Arch Hill Capital, the Strategic Investor or any other major shareholder will provide any further funding.

The following is a general description of our existing debt and equity financing transactions. See also the Notes to Consolidated Financial Statements included with this Report.

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $16,000 and $35,000 as of December 31, 2010 and December 31, 2009 respectively that are collateralized by specific assets of the Company and bear European commercial standard rates, which were 7% and 7% as of December 31, 2010 and 2009, respectively.

SILENT PARTNERSHIP LOANS

Technology-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan, which accrued interest at 6% per annum.  TBG was also entitled to receive an annual 12% share in profits related to its contributions under the terms of the TBG Partnership Agreement.  The TBG Partnership Agreement further stipulated that should GAIA receive additional injections of capital in the course of further financing rounds, TBG shall adjust its profit sharing to the capital ration applicable at such time. Management believes that based upon subsequent equity received by GAIA that the correct profit sharing that TBG is entitled to under the Agreement is approximately 4.4%. Management further believes that it is unlikely that TBG would receive any profit sharing under the Partnership Agreement at any time in the near future.

From March 8, 2005 under the TBG Partnership Agreement, TBG was entitled to demand a non-recurrent remuneration of 30% of the amount invested plus 6% of the amount invested at the end of the period of participation for each year after the expiration of the fifth full year of participation under certain circumstances related to the economic condition of GAIA. The TBG Partnership Agreement terminated in December 2008.

TBG contacted the Company and claimed under the terms of the Agreement remuneration owed in the amount of $1,297,000 (920,000 Euros).  Although management believed that TBG had not met the terms of the Agreement and was not entitled to the foregoing amount, GAIA negotiated with TBG to convert the TBG Partnership Agreement into a long term loan bearing an interest rate of 6.78% per annum, including a repayment schedule. The principal amount of Euros 1,493,875 will be repaid back in 12 payments of Euros 125,000 per quarter, starting December 31, 2009. The last payment will be on September 30, 2012. Under the repayment agreement TBG is entitled to receive a non-recurrent remuneration of 40% of the principal amount under certain circumstances related to the economic conditions of GAIA. The total amount payable to TBG under the Partnership Agreements at December 31, 2010 and December 31, 2009 was $1,688,000 and $1,962,000, respectively.  Due to cash constraints during 2010, GAIA made only one quarterly payment during the year 2010.   After extensive discussions with management, TBG agreed in November 2010 to an amended repayment schedule whereby the outstanding loan balance of Euros 1,243,876 (approximately $1,688,000) would be repaid in 9 installments of Euros 125,000 per quarter, starting December 31, 2010 and a final installment of Euros 118,876 on March 30, 2013.  All of the other terms and conditions of the original Partnership Agreement remain unchanged.  The Company has not paid the first installment (under the latest amended repayment schedule) due on December 30, 2010.

JULY 2007 10% CONVERTIBLE NOTE

On July 11, 2007, debt of the European subsidiaries of the Company and accrued interest was satisfied with the payment of Euros 6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,106 (the “July 2007 Convertible Note”). The July 2007 Convertible Note is convertible into shares of the Company’s common stock at $0.10 per share. The July 2007 Convertible Note accrues interest at 10% per annum and was due and payable on September 1, 2008. As of September 1, 2008 the July 2007 Convertible Note was extended for an additional six months, under the same conditions. The interest rate on the unpaid accrued interest as of September 1, 2008 was increased from 10% to 12% per annum. On March 1, 2009 the July 2007 Convertible Note was extended a second time until January 1, 2010. The payment of the accrued interest was secured by assets of Arch Hill Capital., the Company’s related party. The Company has the right to repay the July 2007 Convertible Note at any time prior to maturity without penalty. As of December 31, 2009, $3,247,106 plus accrued interest of $883,000 was outstanding under the July 2007 Convertible Note. Upon issuance the Company recorded a beneficial conversion feature of $324,721 that is amortized over the life of the note using the effective interest method.

In January 2010, because of the Company’s inability to pay the accrued interest, the Note holder called the security with Arch Hill Capital.  As a result, on January 1, 2010 the accrued interest was converted to a non-secured 10% Related Party Convertible Note due to Arch Hill Capital.

On January 1, 2010 a third amendment to the July 2007 Convertible Note was signed to extend the maturity date to January 1, 2011.  As of December 31, 2010 the accrued interest payable on this note is $324,711.

On January 1, 2011, the July 2007 Note holder signed a replacement July 2007 Convertible Promissory Note whereby the outstanding accrued interest of $324,711 was added to the principal of $3,247,106 for a total of $3,571,817.  The replacement July 2007 Convertible Promissory Note matures on June 30, 2013 (“New Maturity Date”), accrues interest at 10% per annum and is convertible to common stock of the Company at $0.07 per share at the option of the note holder at any time until the New Maturity Date of the July 2007 Convertible Note.  The Company also has the option, at any time up to the Maturity date, (“the Forced Conversion Option”) to convert in whole or in part the outstanding amount of the July 2007 Convertible Note and any accrued interest, into the Company’s shares of common stock at the conversion price of $0.024 per share.  The July 2007 Convertible Promissory Note is an unsecured obligation of the Company.

SUBORDINATED LOANS FROM RELATED PARTY

On February 28, 2008, the Company and GAIA executed a Debt Settlement Agreement (“Settlement Agreement”) with Arch Hill Ventures, Arch Hill Real Estate N.V. and Arch Hill Capital N.V. (collectively, the “Debt Holders”). Pursuant to the Agreement $5,773,707 of debt owed by LTC and GAIA to the Debt Holders was settled. LTC agreed to issue to Arch Hill Capital 302,714,400 shares of LTC common stock (“Settlement Shares”) in full and complete settlement of the Debt. In the Settlement Agreement, Arch Hill Capital agreed that for a two year period it will not, directly or indirectly, without the prior written consent of LTC issue, offer, agree or offer to sell, sell, grant an option for the purchase or sale of, transfer, pledge, assign, hypothecate, distribute or otherwise encumber or dispose of the Settlement Shares.

As described above, the Company agreed to issue the 302,714,400 Settlement Shares, but because the Company did not have enough shares of common stock authorized, the Company issued 45,016.84 Series C Preferred Stock in lieu of issuing 112,542,100 of the Settlement Shares for $2,146,529 of the debt owing. Since this is a Related Party transaction, any losses on settlement were recorded as an adjustment to equity with no financial statement impact. The Company recorded the Series C Preferred Stock issued at par value with the difference affecting additional paid in capital for a total impact on equity of $2,146,529.

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

A balance of $3,627,000 was payable to Arch Hill Capital after the issuance of the Series C Preferred Stock and was outstanding as of December 31, 2008.   As the conversion price was beneficial to Arch Hill at the time of the settlement agreement because the conversion price was below market on that date, a beneficial conversion discount was recorded on the remaining debt.

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

PROMISSORY NOTES – RELATED PARTY

Arch Hill Real Estate N.V. had over the period 2004 and 2005 billed an amount of $70,000 per month in management fees to GAIA Holding BV. The amount was unpaid as of December 31, 2010 and is represented by the Promissory Notes to Arch Hill (“Promissory Notes – Related Party”). The Company also had related party receivables from various affiliates of Arch Hill amounting to $294,000 as of December 31, 2009.  In November 2010 an agreement was concluded with Arch Hill wherein the Company would write-off Euros 132,000 (approximately $177,000) of the related party receivables, and apply the remaining amount against the balance due on the Promissory Notes – Related Party.   The Related Party receivable has been reduced by Euro 132,000 (approximately $177,000) as of December 31, 2010 and the balance due on the Promissory Notes – Related Party has been reduced by the remaining Related Party receivable as of December 31, 2010.  The balance on the Promissory Notes - Related

Party was $1,603,000 and $1,814,000 as of December 31, 2010 and December 31, 2009, respectively. The Notes bear cumulative interest at 6% per annum. Under the Subordinated Loan Agreement (the “Subordinated Loan Agreement”) terms, the Notes can be called when GAIA does not have negative shareholders equity. The Notes are subordinated to all other creditors of GAIA.

JUNE 2008 9% CONVERTIBLE NOTES

The Company closed on a convertible debt financing (the “June 2008 Financing”) with several institutional investors from June 12, 2008 to August 21, 2009 for a total of Euros 7.25 million (approximately U.S. $10,205,000). In September 2010, the Company received an additional subscription relating to the June 2008 Financing from an institutional investor for a total of Euros 125,000 (approximately U.S. $161,000) under the same terms and conditions described below.  The Company has a balance of $9,774,000 outstanding under these notes as of December 31, 2010.  Additionally, the accrued interest on the June 2008 Convertible Notes as of December 31, 2010 is Euros 1,392,000 (approximately U.S. $1,844,000).  The June 2008 Convertible Notes are convertible at $0.10 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the June 2008 Convertible Notes. The June 2008 Convertible Notes accrue interest at 9% per annum and the original terms of the June 2008 Convertible Notes state that they are due and payable on September 30, 2011 (the “Maturity Date”). The June 2008 Convertible Notes were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  All obligations of the Company under the June 2008 Convertible Notes will be secured by security interests in all of the tangible and intangible fixed assets, including real estate, of the Company.

In March 2009 the Board of Directors of the Company approved a reduction of the conversion price of the June 2008 Convertible Notes from $0.10 per share to $0.07.  This reduction will apply to all holders of Convertible Notes.

On December 30, 2010, several of the Convertible Note holders signed replacement June 2008 Convertible Notes to extend the maturity date of the note to June 30, 2013, (“New Maturity Date”). In the event of default as a result of the Company’s inability to make any payment of principal or interest on the New Maturity Date, at the option of the Company, the New Maturity Date can be extended for an additional 24 months. The replacement June 2008 Convertible Notes are convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the replacement June 2008 Convertible Notes. The replacement June 2008 Convertible Notes also accrue interest at 9% per annum. The June 2008 Convertible Note holders who did not sign the replacement June 2008 Convertible Note have the original terms set forth above.

Based upon the decreased conversion price and the conversion price under the replacement Convertible Notes, and under assumption that all Note holders would voluntary choose a conversion into shares, the principal and accrued interest under the June 2008 Convertible Notes would convert into 324,261,778 shares of common stock as of December 31, 2010.

9% RELATED PARTY CONVERTIBLE DEBENTURE MARCH 2009

The Company closed on a convertible debt financing (the “March 2009 Convertible Debentures”) with Stichting Gemeenschappelijk Bezit LTC (“Stichting”) from February 7, 2009 to June 30, 2009 for a total of Euros 1.032 million (approximately U.S. $1,352,000). The Company has a balance of $1,368,000 outstanding under these debentures as of December 31, 2010.  The accrued interest on this amount is Euros 166,000 (approximately U.S. $220,000).  The Company issued its March 2009 Convertible Debentures to Stichting in connection with this financing. The March 2009 Convertible Debentures are convertible at $0.07 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the March 2009 Convertible Debentures. The March 2009 Convertible Debentures accrue interest at 9% per annum and are due and payable on September 30, 2011 (the “Maturity Date”). The March 2009 Convertibles Debentures were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  All obligations of the Company under the March 2009 Convertible Debentures will be not be secured by the Company. Arch Hill secured the March 2009 Convertible Debentures by pledging security interest held by Arch Hill in specific assets held by Arch Hill.

On December 30, 2010, Stichting signed replacement March 2009 Convertible Debentures to extend the original maturity date of the note to June 30, 2013, (the “New Maturity Date”). The replacement March 2009 Convertible Debentures are convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the replacement March 2009 Convertible Notes, at the option of the note holder at any time until the New Maturity Date of the March 2009 Convertible Debentures.  The Company also has the option, at any time up to the New Maturity Date, (“the Forced Conversion Option”) to convert in whole or in part the outstanding amount of the replacement March 2009 Convertible Debentures and any accrued interest, into the Company’s shares of common stock at the conversion price of $0.024 per share. The replacement March 2009 Convertible Debentures also accrue interest at 9% per annum.

Based upon the conversion price and under assumption that all debenture holders would voluntary choose a conversion into shares, the principal and accrued interest under the March 2009 Convertible Debentures, would convert into 39,237,669 shares of common stock as of December 31, 2010.

10% RELATED PARTY CONVERTIBLE DEBENTURE OCTOBER 2009 I

The Company closed on a convertible debt financing (the “October 2009 I Convertible Debenture”) with Stichting from October 22, 2009 to January 22, 2010 for a total of Euros 1,293,000 (approximately U.S. $1,903,000). Euros 27,000 (approximately $38,000) was received by the Company in January 2010.  The accrued interest as of December 31, 2010 was Euros 142,000 (approximately U.S. $188,000). The Company has a balance of $1,714,000 and $1,750,000 outstanding (net of debt discount related to a beneficial conversion feature) under these debentures as of December 31, 2010 and December 31, 2009, respectively.  The Company issued its convertible notes (the “October 2009 I Convertible Debentures”) to Stichting in connection with this financing. The October 2009 I Convertible Debentures are convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the October 2009 I Convertible Debentures. The October 2009 I Convertible Debentures accrue interest at 10% per annum and were due and payable on December 31, 2010 (the “Maturity Date”). The October 2009 I Convertible Debentures were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  All obligations of the Company under the October 2009 I Convertible Debentures will not be secured by the Company. The Company recorded a debt discount of approximately $75,000 on date of issuance of these debentures related to a beneficial conversion feature.  This discount will be amortized over the term of the debentures using the effective interest method.  The Company recognized interest expense of $65,000 for the year ended December 31, 2010 related to amortization of the beneficial conversion discount.

On December 30, 2010, Stichting signed replacement October 2009 I Convertible Debentures to extend the maturity date of the original note to June 30, 2013, (the “New Maturity Date”). The replacement October 2009 I Convertible Debentures are convertible at $0.024 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the replacement October 2009 I Convertible Notes, at the option of the note holder at any time until the New Maturity Date of the October 2009 I Convertible Debentures.  The Company also has the option, at any time up to the New Maturity Date, (“the Forced Conversion Option”) to convert in whole or in part the outstanding amount of the October 2009 I Convertible Debentures and any accrued interest, into the Company’s shares of common stock at the conversion price of $0.024 per share. The replacement October 2009 I Convertible Debentures accrue interest at 10% per annum.

Based upon the conversion price and under assumption that the debenture holder would voluntary choose a conversion into shares, the principal and accrued interest under the October 2009 I Convertible Debentures, would convert into 88,000,161 shares of common stock as of December 31, 2010.

10% RELATED PARTY CONVERTIBLE DEBENTURE OCTOBER 2009 II

The Company closed on a convertible debt financing (the “October 2009 II Convertible Debenture”) with Stichting from October 23, 2009 to January 15, 2010 for a total of Euros 1.971,000 (approximately U.S. $2,906,000). At December 31, 2010 the accrued interest on this amount is Euros 212,000 (approximately U.S. $281,000). The Company has a balance of $2,612,000 and $2,470,000 outstanding (net of debt discount related to a beneficial conversion feature) under these debentures as of December 31, 2010 and December 31, 2009, respectively. The Company issued its convertible debentures (the “October 2009 II Convertible Debentures”) to Stichting in connection with this financing. The October 2009 II Convertible Debentures are convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the October 2009 II Convertible Debentures. The October 2009 II Convertible Debentures accrue interest at 10% per annum and were due and payable on December 31, 2010 (the “Maturity Date”). The October 2009 II Convertible Debentures were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  All obligations of the Company under the October 2009 II Convertible Debentures will not be secured by the Company.  The Company recorded a debt discount of approximately $79,000 on date of issuance of these debentures related to a beneficial conversion feature.  This discount will be amortized over the term of the debentures using the effective interest method.  The Company recognized interest expense of approximately $69,000 for the year ended December 31, 2010 related to amortization of the beneficial conversion discount.

On December 30, 2010, Stichting signed replacement Convertible Debentures to extend the maturity date of the note to June 30, 2013, (the “New Maturity Date”). The replacement October 2009 II Convertible Debentures are convertible at $0.024 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the replacement October 2009 II Convertible Notes, at the option of the note holder at any time until the New Maturity Date of the October 2009 II Convertible Debentures.  The Company also has the option, at any time up to the New Maturity Date, (“the Forced Conversion Option”) to convert in whole or in part the outstanding amount of the October 2009 II Convertible Debentures and any accrued interest, into the Company’s shares of common stock at the conversion price of $0.024 per share. The replacement October 2009 II Convertible Debentures also accrue interest at 10% per annum.

Based upon the conversion price and under assumption that the debenture holder would voluntary choose a conversion into shares, the principal and accrued interest under the October 2009 II Convertible Debentures, would convert into 134,137,051 shares of common stock as of December 31, 2010.

10% RELATED PARTY CONVERTIBLE NOTE JANUARY 2010

In January 2010, because of the Company’s inability to pay the accrued interest, the holder of the July 2007 Convertible Note described above, called on the security with Arch Hill Capital.  As a result, as of January 4, 2010 the accrued interest of $883,000 was converted to a non-secured 10% Related Party Convertible Note due to Arch Hill Capital (the “Lender”) in consideration for the Lender’s payment of certain of the Company’s accrued interest with its own assets. The Company issued its convertible note (the “January 2010 Convertible Note”) to the Lender in connection with this obligation. The January 2010 Convertible Note is convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the January 2010 Convertible Note. The January 2010 Convertible Note accrues interest at 10% per annum and is due and payable on December 31, 2010 (the “Maturity Date”). The January 2010 Convertible Note is denominated and recorded in US dollars.  The Convertible Note is an unsecured obligation of the Company.  As of December 31, 2010, the accrued interest on the January 2010 Convertible Note was approximately $88,000.

On December 30, 2010, Arch Hill Capital signed a replacement January 2010 Convertible Note to extend the maturity date of the note to June 30, 2013, (the “New Maturity Date”). The replacement January 2010 Convertible Note is convertible at $0.024 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the replacement January 2010 Convertible Note, at the option of the note holder at any time until the New Maturity Date of the January 2010 Convertible Note.  The Company also has the option, at any time up to the New Maturity Date, (“the Forced Conversion Option”) to convert in whole or in part the outstanding amount of the replacement January 2010 Convertible Note and any accrued interest, into the Company’s shares of common stock at the conversion price of $0.024 per share. The replacement January 2010 Convertible Note accrues interest at 10% per annum.

Based upon the conversion price and under assumption that Arch Hill Capital would voluntarily choose a conversion into shares, the principal and accrued interest under the replacement January 2010 Convertible Note would convert into 40,460,373 shares of common stock as of December 31, 2010.

10% RELATED PARTY CONVERTIBLE DEBENTURE Q2 2010

The Company closed on a convertible debt financing (the “Q2 2010 Convertible Debenture”) with Stichting from March 19, 2010 to September 13, 2010 for a total of Euros 925,000 (approximately U.S. $1.2 million).  The Company issued its convertible debentures (the “Q2 2010 Convertible Debentures”) to Stichting in connection with this Q2 2010 Convertible Debenture financing. The Q2 2010 Convertible Debentures are convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Q2 2010 Convertible Debentures. The Company has a balance of $1,226,000 outstanding under these Q2 2010 Convertible Debentures as of December 31, 2010.  The Q2 2010 Convertible Debentures accrue interest at 10% per annum and are due and payable on December 31, 2010 (the “Maturity Date”).  The accrued interest as of December 31, 2010 was Euros 38,000 (approximately U.S. $52,000).  The Q2 2010 Convertible Debentures were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  The obligations under these Q2 2010 Convertible Debentures will be secured by the accounts receivable of the Company. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Q2 2010 Convertible Debentures in these transactions.  The sale of the Convertible Debentures was exempt from registration under Section 4(2) of the Securities Act. The Q2 2010 Convertible Debentures were sold and issued to an accredited investor in a private transaction without the use of any form of general solicitation or advertising.

On December 30, 2010, Stichting signed replacement Q2 2010 Convertible Debentures to extend the maturity date of the note to June 30, 2013, (the “New Maturity Date”). The replacement Q2 2010 Convertible Debentures are convertible at $0.024 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the replacement Q2 2010 Convertible Notes, at the option of the note holder at any time until the New Maturity Date of the Q2 2010 Convertible Debentures.  The Company also has the option, at any time up to the New Maturity Date, (“the Forced Conversion Option”) to convert in whole or in part the outstanding amount of the Q2 2010 Convertible Debentures and any accrued interest, into the Company’s shares of common stock at the conversion price of $0.024 per share. The replacement Q2 2010 Convertible Debentures also accrues interest at 10% per annum.

Based upon the conversion price and under assumption that Stichting would voluntarily choose a conversion into shares, the principal and accrued interest under the replacement Q2 2010 Convertible Debentures, would convert into 54,533,975 shares of common stock as of December 31, 2010.

COMMON TERMS AND CONDITIONS OF CERTAIN DEBT INSTRUMENTS

In connection with the Strategic Transaction described below in Note 11 – Subsequent Events to our Notes to Consolidated Financial Statements contained herein, the Company entered into amendments of certain of the outstanding convertible debt instruments with the holders of such debt instruments.  The amended terms include (i) the extension of the maturity dates for each such debt instrument to July 1, 2013 (the “New Maturity Date”), (ii) the waiver of any rights regarding acceleration of payment with respect to the previous occurrence of any events of default.

In addition to the terms and conditions disclosed in the respective debt instruments above, the following terms and conditions also apply to each of the following replaced debt instruments (collectively “Convertible Instruments”):

•           JULY 2007 10% CONVERTIBLE NOTE
•           JUNE 2008 9% CONVERTIBLE NOTES;
•           9% RELATED PARTY CONVERTIBLE DEBENTURE MARCH 2009;
•           10% RELATED PARTY CONVERTIBLE DEBENTURE OCTOBER 2009 I;
•           10% RELATED PARTY CONVERTIBLE DEBENTURE OCTOBER 2009 II;
•           10% RELATED PARTY CONVERTIBLE NOTE JANUARY 2010;
•           10% RELATED PARTY CONVERTIBLE DEBENTURES Q2 2010.

The principal may be prepaid by the Company at any time without premium or penalty. The interest rate on the respective debt instrument is increased to 18% following the occurrence of any payment Event of Default as defined below;

(a)	the Company shall fail to make any payment of principal or interest on the Maturity Date;
(b)	the Company fails to meet the covenants defined in each respective debt instrument;
(c)	breach of material representation or warranty made by the Company;
(d)	the Company initiates bankruptcy procedures under the U.S. Bankruptcy Code; or
(e)	a third party initiates bankruptcy procedures against the Company under the U.S. Bankruptcy Code.

The amounts related to the above debt instruments which the maturity dates have been extended by the debt holders to June 30, 2013, are classified as long term debt as at December 31, 2010.

In connection with the Strategic Transactions described below in Note 11 – Subsequent Events, to our Notes to Consolidated Financial Statements contained herein, the Company entered into the following services agreement with the following parties:

Euro 900,000 Arch Hill Related Party Convertible Debenture

On January 3, 2011, the Company issued a Convertible Debenture for Euro 900,000 (approximately $1.2 million) in consideration for professional services rendered in arranging and negotiating the extension of all Arch Hill convertible debentures that were maturing on December 31, 2010 to June 30, 2013.

Issuance of 20,198,224 Common Stock Shares to Fidessa

On January 13, 2011, the Company issued 20,198,224 Common Stock at $0.0338 per share (approximately $682,700) to Fidessa Asset Management S.A. (“Fidessa”) in consideration for Fidessa’s professional services rendered to the Company including arranging, facilitating, and negotiating the extension of all Fidessa investor-owned convertible debentures that were maturing on September 30, 2010 to June 30, 2013.  Fidessa also agreed that the issuance of the common stock served as full and complete settlement of any and all amounts owed or alleged to be owed for any services of Fidessa prior to the date of issuance.

The Company has recorded the estimated liabilities for these two amounts as deferred financing charges and long term liabilities in the Consolidated Balance Sheet as of December 31, 2010.

MANAGEMENT’S PLANS TO OVERCOME OPERATING AND
LIQUIDITY DIFFICULTIES

Over the past ten years, we have refocused our unique extrusion-based manufacturing process, cell technology, large battery assembly expertise, and market activities to concentrate on large-format, high-rate battery applications. Our commercialization efforts are focused on applying our lithium-ion rechargeable batteries in the transportation, stationary power and national security markets.

Our operating plan seeks to minimize our capital requirements, but expansion of our production capacity to meet increasing sales and refinement of our manufacturing process and equipment will require additional capital. We expect that operating and production expenses will increase significantly as we continue to ramp up our production and continue our battery technology and develop, produce, sell and license products for commercial applications. For this reason the Company restructured its business starting in the third quarter of 2008 by abandoning its flat cell production activity and streamlining its cylindrical cell production in Nordhausen Germany. Going forward the US operation will assemble batteries to customer needs on site while batteries for the EU market will be assembled in Nordhausen Germany. Management intends to continue using a more aggressive pricing structure in order to obtain larger volume contracts.

We have recently entered into a number of financing transactions (see Note 4 – Debt, Note 7 - Stockholders Equity and Note 11 – Subsequent Events to our consolidated financial statements). From January to December 2010, we raised approximately $4.1 million in convertible debt and equity financing transactions. We continue to seek other financing initiatives. We need to raise additional capital to meet our working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities and debt financing. We believe that if we raise approximately $7 million in debt and equity financings, we would have sufficient funds to meet our needs for working capital, capital expenditures and to meet expansion plans during 2011.  With these funds the Company will be able to expand the production capacity to approximately 20MWh per annum and to expand battery assembly activities in both the US and Europe. After these investments the existing production facility in Nordhausen will not be able to expand further. Thereafter, if the Company intends to significantly increase its production capacity, it will need substantially more capital to build a new facility. The location of a new production facility would depend on regional market needs, availability of appropriate facilities, reasonable access to surface and air transportation and a trained labor pool. See Note 11 - Subsequent Events in Notes to Consolidated Financial Statements contained herein.

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

GOING CONCERN MATTERS

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next few years. As of December 31, 2010, we had an accumulated deficit of approximately $155,000,000. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities and debt financing. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations in 2011 is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

Revenues from Product Sales

Revenues from product sales decreased to $6,353,000, or 14%, in the year ended December 31, 2010 from $7,371,000 in the same period in 2009.  The decrease in sales can partially be attributed to a 5% depreciation in the Euro to US Dollar exchange rate from the prior year.  In addition, domestic sales decreased from $2.4 million in 2009 to $1.1 in 2010 primarily due to a slowdown in the delivery of batteries to a major customer in the U.S.

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

In the transportation market, the rapidly increasing cost of petroleum-based fuels continues to accelerate the move to full electric and plug-in hybrid electric vehicles. While we believe that other automobile manufacturers will take several years to adopt the technology, we are continuing our development efforts through smaller, but more focused market opportunities. Political pressure to innovate automotive drive train technologies towards electric and plug-in hybrid solutions has put strong emphasis and interest in battery technology over the past several years.

Outside the U.S., we continue to expand our agreement with ThyssenKrupp, the largest manufacturer of non-nuclear, manned submarines to develop and manufacture customized, very large lithium-ion cells for propulsion. In 2010 we developed business with two new customers that accounted for 48% of the Company’s revenue for the year.

Cost of Goods Sold

Cost of goods sold was $6,345,000 in the year ended December 31, 2010 compared to $9,455,000 in the same period in 2009, a decrease of 33%.  The decrease is a result of cost reduction initiatives taken by management during the last six months of 2009, and a significant reduction in production activity during the second and third quarters of 2010 due to liquidity constraints. Salaries and benefits decreased by approximately $350,000, factory overhead and depreciation decreased by approximately $300,000, and material costs decreased by approximately $2.3 million.  We continue to look for less expensive sources of raw materials and more efficient production processes. We anticipate costs will continue to decline relative to sales as we realize larger economies of scale. Gross margins improved from (28%) in 2009 to a break-even margin in 2010 despite lower revenues primarily due to cost reduction initiatives taken during 2009.

Engineering, Research and Development Expenses

Engineering, research and development expenses during the year ended December 31, 2010 decreased by 53% to $532,000 from $1,122,000 in the same period in 2009. This decrease was due to a reduction in R&D projects and consequently a significant reduction in the use of external engineering consultants during 2010.  Additionally, for part of 2010, GAIA made use of “Kurzarbeit” or short work, which allows the Company to temporarily reduce salary expenses through German government support.

General and Administrative Expenses

General and administrative expenses during the year ended December 31, 2010 decreased by $733,000 or approximately 15% to $4,917,000 from $4,930,000 in the same period in 2009. Salaries and related expenses were reduced by $360,000, general overhead decreased by $250,000 resulting from downsizing of our U.S facilities during the first quarter of 2009, and external consulting fees decreased by approximately $300,000, all of which reflects our continuing efforts to decrease overhead costs.

Sales and Marketing Expenses

Sales and marketing expenses were $595,000 in the year ended December 31, 2010 compared to $706,000 in the same period in 2009. The decrease was primarily from decrease in salaries and benefits realized from headcount reduction during 2009.  Sales and Marketing expenses include costs incurred from sales associates and participation in trade shows relating to the sale of cells and/or batteries.  The amount spent on sales and marketing reflects our strategic focus to increase market recognition and the continuation of our efforts to sell products to bigger corporations, which require more travel and greater sales efforts.

Depreciation and Amortization

Depreciation and amortization during the year ended December 31, 2010 decreased by $187,000 to $727,000 from $914,000 for the same period in 2009. This decrease can be partially attributed to the write off in production equipment taken in 2009 and the fact that several machines became fully depreciated over the last two years.  In addition this is also reflective of reduced capital expenses in 2010 due to cash constraints.

Interest Expense

Interest expense, net of interest income, for the year ended December 31, 2010 increased by $801,000 or 53% to $2,307,000 from $1,506,000 in the same period in 2009. Interest expense is incurred mainly from interest accrued on loans from the increase in debt financing during the latter half of 2009 and during 2010. The increase in interest expense is a result of the Company issuing an additional $2.1 million in additional debt securities in 2010 as well as a full year of interest expense on the 10% Related Party Convertible Debenture October 2009 I and the 10% Related Party Convertible Debenture October 2009 II.  The increase is partially offset by a reduction in the average exchange rate of the Euro to U.S. Dollar from 1.395 in 2009 to 1.328 in 2010.

Warrants Expense (Income)

Charges for warrants were $(130,000) and $(117,000), respectively, in the years ended December 31, 2010 and 2009. This is mainly due to a continuing number of Warrants expiring, a decreasing length of time remaining on the Warrants outstanding, a decrease in the share price of the Company’s stock, and a decrease in the volatility in the share price of the Company’s stock. Warrants classified as liabilities are marked to market at the end of each reporting period using Black-Scholes valuation model. Fluctuations resulting from the valuation of the warrants’ liability are reflected as income or expense in the Statement of Operations.

Currency Exchange Income/Expense

For the year ended December 31, 2010 the Company recognized a gain of $1,276,000 from currency exchange primarily due to the depreciation in the exchange rate between the Euro and U.S. Dollar from 1.4333 on December 31, 2009 to 1.3253 on December 31, 2010.  The Company has approximately 15.8 million Euros (repayable in Euros but recorded in US Dollars) in debt and accrued interest outstanding as of December 31, 2010.  The gains/losses are mostly unrealized resulting from the fluctuation of the Euro to U.S. Dollar, and are recorded in the Company’s Statement of Operations in accordance with FASB ASC 820-20-35.

Charge for Beneficial Conversion Feature

Charge for beneficial conversion feature was $133,000 and $21,000, respectively, in the year ended December 31, 2010 and 2009. For more information concerning this please refer to the Notes to Consolidated Financial Statements contained herein.

Net Loss

Net loss was $7,247,000 or $(0.00) per share for the year ended December 31, 2010 as compared to a net loss of $10,510,000 or $(0.01) for the year ended December 31, 2009, a decrease in net loss of $3.3 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described in Note 2 – Significant Accounting Policies in the Notes to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

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

Inventory Valuation

We carry our inventories at the lower of cost or market.  We establish inventory provisions to write down excess and obsolete inventory to market value.  We utilize historical trends and customer forecasts to estimate expected usage of on-hand inventory.  The establishment of inventory provisions requires judgments and estimates which may change over time and may cause final amounts to differ materially from original estimates. However, we do not believe that a reasonable change in these assumptions would result in a material impact to our financial statements.  In addition, inventory purchases are based upon future demand forecasts estimated by taking into account actual sales of our products over recent historical periods and customer forecasts.  If there is a sudden and significant decrease in demand for our products, or there is a higher risk of inventory obsolescence because of rapidly changing technology or customer requirements, we may be required to write down our inventory and our gross margin could be negatively affected.  However, if we were to sell or use a significant portion of inventory already written down, our gross margin could be positively affected. All inventories are written down to their net realizable values and consequently there are no reserves as of December 31, 2010 and December 31, 2009.

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

Allowance for Doubtful Accounts

The Company makes ongoing estimates related to the collectability of its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. Estimates used in determining accounts receivable allowances are based on specific customer account reviews, historical experience of collections, credit losses and application of percentages to certain aged accounts receivable. The Company also applies judgment, including assessments about changes in economic conditions, recent write-off trends, rates of bankruptcy, and credit quality of specific customers. Unanticipated changes in the financial condition of customers, the resolution of various disputes, or significant changes in the economy could impact the reserves required. At December 31, 2010 and 2009, the allowance for doubtful accounts was $225,000 and $68,000, respectively.

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

Contingencies

LTC is party to litigation and other claims in the ordinary course of its business. The outcome of litigation and other claims brought against the Company is subject to significant uncertainty. An estimated loss from a loss contingency, such as a legal proceeding or claim, is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred, and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. Changes in these factors could materially impact the Company’s financial position or consolidated results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2010, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2010-06 Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. The adoption of ASU

2010-06 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2011, the Company is required to adopt the provisions of ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which changes the requirements for establishing separate units of accounting in a multiple-element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”), if it is available; third-party evidence if VSOE is not available; or an estimated selling price if neither VSOE nor third-party evidence is available. The adoption of ASU 2009-13 will not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2011, the Company is required to adopt the provisions of ASU 2010-28, Intangibles—Goodwill and Other (“ASU 2010-28), which disallows entities to assume that Step 1 of the goodwill impairment test is passed if they have reporting units with zero or negative carrying amounts, and the fair values of their reporting units are greater than zero. Instead, companies are required to consider whether there are any adverse qualitative factors indicating that an impairment may exist in order to determine whether or not to perform Step 2 of the goodwill impairment test. The adoption of ASU 2010-28 will not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2011, the Company is required to adopt the provisions of ASU 2010-29, Business Combinations (“ASU 2010-29”), which specifies that if a public entity presents comparative financial statements, the entity should disclose the pro forma revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of ASU 2010-29 is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates.

Foreign Currency Risk

The Company’s exposure to foreign currency fluctuations relates primarily to its operations denominated in Euros and Swiss Francs.  Exchange rate fluctuations impact the US dollar value of reported revenues and costs derived from these foreign operations as well as the Company’s investment in the net assets related to these operations. The Company does not engage in, and may in the future engage in hedging activities with respect to certain of its foreign operations.  A t December 31, 2009 and 2010 there were no outstanding foreign exchange options or other hedging instruments.

Interest Rate Risk

The interest rate risk associated with the Company’s borrowing activities as of December 31, 2010 is material in relation to its consolidated financial position, results of operations or cash flows. While it may do so in the future, the Company has not used derivative financial instruments to alter the interest rate characteristics of its debt instruments.  At December 31, 2010, and 2009, the Company had borrowings of $24.1 million and $23.3 million, respectively, in debt to its creditors. The interest rate on its debt instruments range from 9% to 10%.  Due to the Company’s cash balance, interest rate fluctuations will affect the Company’s return on its investments.

ITEM 8.                FINANCIAL STATEMENTS

The consolidated balance sheets as of December 31, 2010 and December 31, 2009, and our consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years ended December 31, 2010 and December 31, 2009, together with the reports of EisnerAmper LLP and Amper, Politziner & Mattia, LLP, independent registered public accountants, are included at the end of this report. Reference is made to the “Index to Consolidated Financial Statements” on pages F-l and F-2, respectively.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 20, 2010, the Audit Committee of the Company’s Board of Directors engaged EisnerAmper LLP to serve as our new independent registered public accounting firm, after it was notified on August 16, 2010 that Amper, Politziner and Mattia, LLP

(“Amper”), an independent registered public accounting firm, would not be able to stand for re-appointment, because it had combined its practice on that date with that of Eisner LLP (“Eisner”) to form EisnerAmper LLP, an independent registered public accounting firm. We previously filed a Form 8-K on August 19, 2010 acknowledging this change.

During our fiscal year ended December 31, 2009 and through the date we engaged EisnerAmper LLP, we did not consult with Eisner regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The audit report of Amper on the consolidated financial statements of our Company as of and for the year ended December 31, 2009 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2009 and through August 16, 2010, there were (i) no disagreements between Amper and us on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amper, would have caused Amper to make reference to the subject matter of the disagreement in their report on our financial statements for such year or for any reporting period since the our last fiscal year end and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in timely alerting them to material information relating to the Company (including our subsidiary) required to be included in our periodic SEC filings through 2008. During the years 2009 and 2010 the Company filed all of its reports as required by the Exchange Act. Management believes we now have the controls and personnel in place to continue to complete our filings within the time periods specified in the Commission’s rules.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2010, our internal control over financial reporting was not effective due to the following:

(1)	certain audit adjustments were made to such financial statements after being identified by EisnerAmper LLP;
(2)	certain disclosures required by GAAP were incorporated in such financial statements and the notes thereto after being identified by EisnerAmper LLP; and
(3)	certain account analyses were either not accurately completed and /or not completed in a timely manner.
The material weaknesses described above comprise control deficiencies that were discovered during prior audits and continued during the current year.  Management is making progress on its remediation plan which includes the addition of a financial and operations professionals to our executive management and, reorganization of the financial staff, including personnel changes and recruitment.

Though management has implemented a series of remediation actions as noted above, there was insufficient time to fully evaluate the effectiveness of these actions prior to the end of 2010.  However, we believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

As described above, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting and identified material weaknesses in internal control over financial reporting as of December 31, 2010.

As for the material weaknesses identified at December 31, 2010, management has implemented the following remedial actions:

●	Continual changes to internal guidance and procedures, as needed.

●
Hiring and search for additional personnel with the requisite knowledge and/or adequate training to control and continual monitoring of the effects of accounting principles and disclosures on the financial reporting of the Company.

Other than the remedial actions described above, management believes that no change in internal control over financial reporting occurred during 2010 that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

We are continuing to actively assess and evaluate our most critical business and accounting processes to identify further enhancements and improvement opportunities.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning LTC’s directors and executive officers as of January 1, 2011:

Name	Age	Position
Fred A. Mulder	69	Co-Chairman of the Board of LTC

Christiaan A. van den Berg	61	Co-Chairman of the Board of LTC Chief Executive Officer and Executive Director of GAIA Supervisory Director of GAIA Holding

Theo M. M. Kremers	57	Chief Executive Officer of LTC Managing Director of GAIA Director of LTC

Timothy J. Ryder	51	Chief Financial Officer and General Manager of LTC

Fred J. Mulder was appointed as a Director and co-Chairman of LTC on April 28, 2008. Mr. Mulder has extensive experience in the investment market and in managing companies in the automotive, telecom and media space. He currently is Chairman of the Board of LBI International AB, Chairman of the Investment Advisory Committee and Chairman of the Board of Nethave NV (Greenfield Capital Partners, private equity) and a Member of the Supervisory Board of W.P. Stewart & Co., Ltd., Duos Technology, Inc. (USA) and Force India (Formula 1 Team). In addition Mr. Mulder serves in a consulting/advisory capacity to several companies in the Automotive and Media sectors.

Christiaan A. van den Berg was appointed as a Director and co-Chairman of LTC on April 28, 2008. He was the Chairman of LTC since May 18, 2007 and the Chief Executive Officer of Arch Hill Capital since May 2007.  Mr. van den Berg also holds directorships in a number of European private companies.

Theo M. M. Kremers was appointed as a Director of LTC on April 28, 2008 and appointed the Chief Executive Officer of LTC on June 26, 2008 and was appointed Managing Director of GAIA on November 3, 2008. Mr. Kremers has been the founder and Chief Executive Officer and President of MARC Global Holdings Inc., headquartered in Dulles, VA. MARC Global Holdings was acquired from TRW, Reston VA in 2000 as part of a buy-out which Mr. Kremers led. MARC Global Holdings Inc. was one of the premier global suppliers of Supply Chain Execution Software solutions, with operating locations in the United States, the Netherlands, Germany and Australia. After his resignation in 2004, he became Managing Partner of a Dutch Private Equity fund, which had a major focus area in intelligent solutions and applications for the (deregulated) utility market. Mr. Kremers holds a masters degree in Electrical Engineering from the Technical University Eindhoven. Mr. Kremers also holds directorships in a number of Dutch and American private companies.

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

In connection with the Strategic Transactions and pursuant to the terms of the IR Agreement described below, the Company set the number of its Board of Directors at five (5) Directors and will appoint one new Director designated by the Purchaser at the time of the closing, Mr. William Tet Hin Chia. Please refer to Note 11 – Subsequent Events in Notes to Consolidated Financial Statements contained herein.

ADVISOR TO THE BOARD

Mr. Ben van Schaik was appointed as an Advisor to the Board of Directors of the Company as of December 1, 2008. Mr. van Schaik has been asked to serve as an Advisor based upon his long standing experience in the automotive sector, as well as his extensive network within the industry. As the former Chief Executive Officer of DaimlerChrysler in Brazil, Mr. van Schaik gained a stellar reputation for his vision and managerial qualities. Currently, Mr. van Schaik is a Member of the Supervisory Board of Groeneveled Groep and Member of the Supervisory Board of Heineken Nederland.

AUDIT AND EXECUTIVE COMMITTEES

Effective April 28, 2008, the Board of Directors appointed Messrs. Kremers, Mulder and van den Berg members of the Audit Committee. On June 26, 2008, Theo M.M. Kremers was appointed as Chief Executive Officer and resigned as a member of the Audit Committee. Effective April 28, 2009, the Board of Directors appointed Messrs. Kremers, Mulder and van den Berg as members of the Executive Committee.

No member of the audit committee is a “financial expert”.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own, directly or indirectly, more than ten percent (10%) of the registered class of our equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file. Forms 4 were filed late during 2010 by Arch Hill and its Affiliates.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our Chief Executive Officer and Chief Financial and Accounting Officers and employees.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers by us during the fiscal years ended December 31, 2010, 2009 and 2008 in all capacities for the accounts of our Chief Executive Officer (CEO), Chief Financial Officer (CFO) and the three highest paid executive officers during the fiscal year ended December 31, 2010:

Name and Principal Position	Year	Salary		Bonus $	Stock Awards ($) (a)	Option Awards ($) (b)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- ation Earnings ($)	All other Compen- sation ($) (c)	Total ($)
Theo Kremers Chief Executive Officer of LTC, Managing Director of GAIA (1) (2)	2010	$331,760	(6)						(11)	$331,760
	2009	$348,434	(6)							$348,434
	2008	$245,066	(6)							$245,066
Klaus Brandt Chief Technology Officer of LTC, Managing Director of GAIA (3)	2010	$281,421	(7)							$281,421
	2009	$295,268	(7)							$295,268
	2008	$309,796	(8)							$309,796
Frits Obers Managing Director of GAIA(1)	2010	$270,695	(9)							$270,695
	2009	$348,434	(6)							$348,434
	2008	$245,066	(6)							$245,066
Tim Ryder, Chief Financial Officer, General Manager North America (5)	2010	$180,000	(10)							$180,000
	2009	$131,250	(10)							$131,250

(a)
Reflects dollar amount expensed by the Company during applicable fiscal year for financial statement reporting purposes pursuant to ASC 718. ASC 718 requires the Company to determine the overall value of the shares as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the shares become exercisable (vest). As a general rule, for time-in-service-based shares, the Company will immediately expense any share or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the share. For a description ASC 718 and the assumptions used in determining the value of the shares under the Black-Scholes model of valuation, see the notes to consolidated financial statements included with this Form 10-K.

(b)
Reflects dollar amount expensed by the Company during applicable fiscal year for financial statement reporting purposes pursuant to ASC 718. ASC 718 requires the Company to determine the overall value of the stock awards as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the stock awards become exercisable (vest). As a general rule, for time-in-service-based stock awards, the Company will immediately expense any stock awards or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the stock awards. For a description ASC 718 and the assumptions used in determining the value of the stock awards under the Black-Scholes model of valuation, see the notes to consolidated financial statements included with this Form 10-K.

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

(1)	Theo Kremers and Frits Obers signed consulting agreements with the Company on April 28, 2008 as part of the Governance Agreement between the Company, Arch Hill and a group of individual investors.

(2)	Theo Kremers has been serving as the Chief Executive Officer of LTC since June 26, 2008.

(3)
Klaus Brandt served as the Chief Technology Officer of LTC since June 26, 2008 and prior thereto as Chief Executive Officer of LTC from May 18, 2007 to June 26, 2008, Executive Vice President of LTC from June 20, 2005 to May 18, 2007 and Managing Director of GAIA since April 1, 2005. Dr. Brandt resigned as director and Chief Technology Officer of LTC and as Geschäftführer of GAIA Akkumulatorenwerke GmbH effective October 10, 2010 and stayed on as consultant to GAIA Akkumulatorenwerke GmbH until December 31, 2010.

(4)	Frits Obers resigned as Geschäftführer of GAIA Akkumulatorenwerke GmbH effective March 18, 2010 and stayed on as consultant to GAIA Akkumulatorenwerke GmbH until October 25, 2010.

(5)	Tim Ryder joined LTC on February 9, 2009 as General Manager for North American Operations. He was appointed Chief Financial Officer of LTC effective January 1, 2010.

(6)	Consists of a monthly consulting fee paid by LTC in Euros (20,820) and converted to U.S dollars based on the average exchange rate for 2010, 2009 and 2008.

(7)	Consists of salary paid by GAIA in Euros (211,719) and converted to U.S. dollars based on the average exchange rate for 2010 and 2009.

(8)	Consists of salary paid by GAIA in Euros (210,553) and converted to U.S. dollars based on the average exchange rate for 2008.

(9)	Consists of a monthly consulting fee paid by GAIA in Euros (20,820) and converted to U.S. dollars based on the average exchange rate for 2010.

(10)	Consists of a monthly consulting fee of $15,000 paid by LTC.

(11)
In addition please refer to the description of the 2010 Transaction Bonus Plan in Note 7 – Stockholders’ Equity to our Notes to Consolidated Finanacial Statements contained herein. The warrants pursuant to this plan were issued on November 11, 2010; however as of December 31, 2010 the conditions for the vesting of these warrants have not yet been met.

STOCK GRANT TO EXECUTIVES

In 2010 no stock grants were issued to management.

COMPENSATION OF DIRECTORS

Directors receive no cash compensation for serving on our Board of Directors. Certain directors who serve as consultants to the Company did receive consulting fees as described below.

EMPLOYMENT AND CONSULTING AGREEMENTS

On June 26, 2008, Dr. Klaus Brandt was appointed as the Chief Technology Officer of Lithium Technology Corporation by the Company’s Board of Directors. Prior to this Dr. Klaus Brandt was Chief Executive Officer since May 18, 2007, a Director of the Company since September 27, 2006 and an Executive Vice President since June 2005. Additionally, Dr. Brandt wasthe Managing Director of the Company’s subsidiary, GAIA, since April 2005 pursuant to an employment agreement which expired on December 31, 2007. On January 1, 2008, Dr. Brandt entered into a new employment contract with GAIA for a three year term. Under this employment agreement, Dr. Brandt received a base annual salary of €200,000 and any compensation approved by the Board of Directors of the Company. As Chief Technology Officer his base annual salary was not changed. Dr. Brandt resigned as Chief Technology Officer of the Company and Managing Director of GAIA effective August 31, 2010 but continued as a consultant with the Company until December 31, 2010.

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

Each Consulting Agreement had a term through December 31, 2010 and may be terminated on 60 days written notice. Each Consulting Agreement provides that the respective Consultant will consult with the directors, officers and employees of the Company concerning matters relating to the management and organization of the Company, its financial policies, the terms and conditions of employment of the Company’s employees, and generally any matter arising out of the business affairs of the Company.

The Steenbergh Consulting Agreement provides that Mr. van den Berg, an employee of Steenbergh, the Chief Executive of Arch Hill Capital and the Co-Chairman of the Board of the Company, spend a minimum of 32 hours per month in fulfilling his obligations under the Consulting Agreement in return for payment by the Company of a monthly fee of Euros 4,167.

The FMSUD Consulting Agreement provides for Mr. Mulder, an employee of FMSUD, and the Co-chairman of the Board of the Company, to spend a minimum of 32 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of Euros 7,500 and Euros 4,167 for his services as a director.

The OUIDA Consulting Agreement provides for Mr. Kremers, an employee of OUIDA Management Consultancy B.V. and the Chief Executive Officer and a director of the Company, to spend a minimum of 160 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of Euros 20,820.

The Consulting Agreements have been renewed through December 31, 2012. See Note 11 - Subsequent Events in Notes to Consolidated Financial Statements contained herein for a description of the terms of extension of the Consulting Agreements.

For the period commencing on October 1, 2006 and ending April 1, 2008 an agreement for advisory services by Fidessa Asset Management S.A. (“Fidessa”) was signed by LTC. For these services Fidessa Asset Management S.A. received fees of $450,000 in 2007 and $300,000 in 2008. Additionally Fidessa Asset Management S.A. was entitled to receive an equity compensation of 16,666,667 shares of common stock which were delivered in September 2009. On January 13, 2011 the Company issued 20,198,224 shares of its Common Stock at $0.0338 per share (approximately $682,700) to Fidessa in consideration of all professional services rendered to the Company including arranging, facilitating and negotiating the extension to June 30, 2013 of all Fidessa investor-owned convertible debentures that were maturing on September 30, 2010. Fidessa also agreed that the issuance of Common Stock served as full and complete settlement of any and all amounts owed or alleged to be owed for any services of Fidessa prior to the date of issuance.

Arch Hill Real Estate N.V. had over the period 2004 and 2005 billed an amount of $70,000 per month as management fees to GAIA Holding BV. The amount was unpaid as of December 31, 2010 and is represented by the Promissory Notes to Arch Hill (“Promissory Notes – Related Party”). The Company also had Related Party receivables from various affiliates of Arch Hill amounting to $294,000 as of December 31, 2009.  In November 2010 an agreement was concluded with Arch Hill wherein the Company would write-off Euros 132,000 (approximately $177,000) of the Related Party receivables, and apply the remaining amount against the balance due on the Promissory Notes – Related Party.   The Related Party receivable has been reduced by Euros 132,000 (approximately $177,000) as of December 31, 2010 and the balance due on the Promissory Notes – Related Party has been reduced by the remaining Related Party receivable as of December 31, 2010.  The balance on the Promissory Notes - Related Party was $1,603,000 and $1,814,000 as of December 31, 2010 and December 31, 2009, respectively. The Notes bear cumulative interest at 6% per annum. Under the Subordinated Loan Agreement (the “Subordinated Loan Agreement”) terms, the Notes can be called when GAIA does not have negative shareholders equity. The loans are subordinated to all other creditors of GAIA.

On January 3, 2011, the Company issued a Convertible Debenture for Euro 900,000 (approximately $1.2 million) in consideration for professional services rendered in arranging and negotiating the extension of all Arch Hill convertible debentures that were maturing on December 31, 2010 and September 30, 2010 to June 30, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2010, the number and percentage of outstanding shares of our common stock beneficially owned by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” and (iv) all such executive officers and directors as a group.

	Beneficial Ownership
Name of Owner	Number of Shares			Percentage of Total (1)

5% or Greater Stockholders
Arch Hill Capital, NV (2)	1,139,230,602	(19)		50.81%
Stichting Gemeenschappelijk Bezit LTC (2)	755,337,303	(20)		34.31%
Eduard Hagens (3)	100,000,000	(21)		5.30%
Bauke Bakhuizen (4) **	36,214,000	(22)		1.92%
Cornelis J.M. Borst (5) **	47,500,000	(23)		2.52%
Bover B.V. (5) **	14,000,000	(24)		0.74%
Benno J.G. de Leeuw (6) **	5,329,700	(25)		0.28%
Benno de Leeuw Holding B.V. (6) **	105,000	(26)		0.01%
Robert L.O. du Chatenier (7) **	34,193,350	(27)		1.81%
Chadmin B.V. (7) **	16,916,675	(28)		0.90%
J.F.G.M. Heerschap (8) **	61,250,000	(29)		3.25%
Cornelis L.M. Meeuwis (9) **	36,306,675	(30)		1.92%
Dreamweaver B.V. (9) **	33,916,675	(31)		1.80%
Johannes C.L. Mol (10) **	50,591,675	(32)		2.68%
Green Desert NV (10) **	50,591,675	(33)		2.68%
Walter J.M. van der Mee (11) **	4,875,000	(34)		0.26%

Directors and Named Executive Officers
Christiaan A. van den Berg (2)(14)	67,449,427	(36)		0
Klaus Brandt (12)(15)	1,000,000	(35)		*
Timothy Ryder (13)(16)	0			0
Theo M.M. Kremers (13)(15)(17)	67,449,427	(36)		0
Fred Mulder (13)(14)	67,449,427	(36)		0
Frits Obers (12) (18)	0			0
All Named Executive Officers and Directors as a Group (6 persons)	203,348,281	(35)	(36)	10.77%

*	Less than 1%
**
Based on Schedule 13 D dated April 28, 2008 reporting that the stockholders may be deemed a group as defined in Rule 13d-5(b) under the Exchange Act. Does not include any shares that such party may receive upon conversion of any convertible debt instruments that they may hold.

(1)

The percentage of class calculation for each person or entity is based on the number of shares of Common Stock outstanding as of December 31, 2009 (1,887,173,032) plus the number of shares of Common Stock issuable to the person or entity upon exercise of convertible securities held by such person or entity.

(2)	Address: Noordwal 10, 2531 EA Den Haag, Netherlands
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
(6)	Address: Leunweg 13, 5221 BC Engelen, The Netherlands
(7)	Address: Valkeveenselaan 60, 1411 GT Naarden, The Netherlands
(8)	Address: Heverstraat 8, 6088 BH Roggel, The Netherlands
(9)	Address: Ulvenhoutselaan 2, 4835 MC Breda, The Netherlands
(10)	Address: Kaya WFG Mensing 14, P.O. Box 3192, Willemstad, Curacao, Netherlands Antilles
(11)	Address: Oude Huizerweg 17, 1261 BD Blaricum, The Netherlands
(12)	Address: c/o GAIA, MontaniastraBe 17, D-99734 Nordhausen, Germany
(13)	Address: c/o Lithium Technology Corporation, 103798 Democracy Lane, Fairtax VA 22030
(14)	Co-Chairman of the Company.
(15)	Director of Company.
(16)	Chief Financial Officer.
(17)	Chief Executive Officer.
(18)	Managing Director of GAIA.
(19)
Consists of (i) 343,432,926 shares of Common Stock held by Arch Hill Capital and (ii) 40,460,373 shares issuable upon conversion of convertible debt instruments and (iii) all of the securities (the “Stichting LTC Shares”) owned by Stichting Gemeenschappelijk Bezit LTC (“Stichting LTC”). See Note (20). The Stichting LTC Shares are owned directly by Stichting LTC, with Stichting LTC having the power to vote and dispose of the Stichting LTC Shares. Arch Hill Capital controls Stichting LTC and also has the power to vote and dispose of the Stichting LTC Shares. Accordingly, Arch Hill Capital is the beneficial owner of the Stichting LTC Shares.  Cees Borst has the right to receive 1,500,000 shares of Common Stock from Stichting LTC.  These shares are included in the number of shares beneficially owned by Stichting LTC.

(20)	Consists of 440,871,898 shares of Common Stock and 314,465,405 shares of common stock issuable upon conversion of convertible debt instruments.
(21)	Consists of 100,000,000 shares of Common Stock.
(22)	Mr. Bakhuizen beneficially owns 36,214,000 shares of Common Stock.
(23)
Mr. Borst beneficially owns 47,500,000 shares of Common Stock, consisting of (i) 32,000,000 shares of Common Stock held directly, (ii) 14,000,000 shares of Common Stock held by Bover -- see Note 24 and (iii) the right to receive 1,500,000 shares of Common Stock from Arch Hill Capital.  See Note 19.

(24)	Bover B.V. beneficially owns 14,000,000 shares of Common Stock.
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
(35) (36)
Consists of 1,000,000 shares of Common Stock.
In addition please refer to the description of the 2010 Transaction Bonus Plan in Note 7 - Stockholders' Equity to our Notes to Consolidated Financial Statements contained herein.  The warrants pursuant to this plan were issued on November 11, 2010; however as of December 31, 2010 the conditions for the vesting of these warrants have not yet been met.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

CHANGES IN CONTROL

On April 28, 2008 the Company entered into a Governance Agreement (the “Governance Agreement”) with certain shareholders of the Company who beneficially owned in the aggregate approximately 22% of the Company Common Stock at the time of execution, Stichting and Arch Hill Capital NV. Pursuant to the Governance Agreement the following actions were taken:

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

The Governance Agreement is no longer applicable but has not been terminated by either party.

In connection with the Strategic Transaction the Company has agreed to enter into an Investor Rights Agreement. See Note 11-Subsequent Events in Notes to Consolidated Financial Statements contained herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of December 31, 2010, Arch Hill Capital beneficially owned 1,139,230,602 shares of our common stock which constitutes approximately 51% of our common stock on an as-converted basis, including shares beneficially owned by Arch Hill Capital and shares issuable upon conversion of convertible securities held by Arch Hill Capital but not including any shares issuable upon conversion of outstanding convertible securities held by any other person. Accordingly, Arch Hill Capital is a controlling entity. In addition, Arch Hill Capital controls a majority of the voting power of GAIA Holding and GAIA by virtue of its ownership of a controlling interest in us. The calculation of the beneficial ownership of Arch Hill Capital is based on the number of shares of our common stock outstanding as of December 31, 2010 (1,887,173,032) plus the number of shares of our common stock issuable to Arch Hill Capital upon conversion of convertible securities held by such entity. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”

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

The Company has issued several convertible debentures to Stichting as described above in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

The Company had entered into the Governance Agreement described in Item 12 “Security Ownership of Certain Beneficial owners and Management and Related Stockholder Matters” under “Change of Control”. The Governance Agreement is no longer applicable but has not been terminated by either party.

We have entered into consulting agreements with certain of our executive officers and directors as described above in Item 10 “Executive Compensation”. On December 31, 2010 an amount of $158,000 of fees to these directors and executive officers is included in the Accounts Payable of the Company.

On January 13, 2011, the Company issued 20,198,224 shares of Common Stock at $0.0338 per share (approximately $682,700) to Fidessa in consideration of all professional services rendered to the Company as described above in Item 11 “Executive Compensation” under “Employment and Consulting Agreements”.

On January 3, 2011, the Company issued a Convertible Debenture for Euro 900,000 (approximately $1.2 million) in consideration for professional services rendered as described in Item 11 “Executive Compensation”  under “Employment and Consulting Agreements”.

We believe that the transactions as described above were fair to us and were as favorable to us as those that we might have obtained from non-affiliated third parties, given the circumstances under which such transactions were proposed and effectuated.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for independent registered public accounting firm for 2010 and 2009:

Set forth below are the aggregate fees billed for each of the last two fiscal years ended December 31, 2010 and December 31, 2009 for services rendered by EisnerAmper LLP and Amper, Politziner & Mattia, LLP.

	2010	2009
Audit fees	$211,400	$187,200
Audit-related fees	-	-
Total Audit & Audit-related fees	$211,400	$187,200
Tax fees	-	-
All other fees	-	-
Total fees	$211,400	$187,200

On August 19, 2010 the Audit Committee of our Board of Directors engaged EisnerAmper LLP to serve as our new independent registered public accounting firm, after it was notified on August 16, 2010 that Amper, an independent registered public accounting firm, would not be able to stand for re-appointment because it combined its practice on that date with that of Eisner LLP to form EisnerAmper LLP, an independent registered public accounting firm.  We previously filed Form 8-K on August 19, 2010 acknowledging this change.

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings. During 2010, we incurred audit fees with Amper of $15,000 and during 2009 we incurred audit fees with Amper of $187,200. During 2010, we incurred audit fees with EisnerAmper LLP of $196,400.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.  No such fees were billed in 2010 or 2009.

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

The decision to retain EisnerAmper LLP as our principal accountant for the audit of our financial statements for the year ended December 31, 2010 was approved by our Audit Committee on January 29, 2011.  The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining EisnerAmper’s independence.

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

(3)  Exhibits.  See Item 15(b) below.

(b)	Exhibits.

3.1	Restated Certificate of Incorporation, effective as of July 29, 2005 (1)

3.2	Certificate of Designation for Series B Preferred (2)

3.3	Certificate of Designation of Series C Preferred Stock (3)

3.4	Amendment to Restated Certificate of Incorporation, effective as of March 25, 2009 (4)

3.5	By-Laws, as amended (5)

4.1	Form of 10% Convertible Note dated July 11, 2007 (6)

4.2	Form of Amendment dated September 11, 2008 to 10% Convertible Note dated July 11, 2007 (7)

4.3	Form of Amendment dated March 1, 2009 to 10% Convertible Note dated July 11, 2007 (7)

4.4	Form of 9% Convertible Note issued June to December 2008 (8)

4.5	Form of Revised 9% Convertible Note issued June to December 2008 (7)

4.6	Form of Revised 9% Convertible Promissory Note as of June 1, 2009 +

4.7	Form of 10% Convertible Promissory Note I as of December 31, 2009 +

4.8	Form of 10% Convertible Promissory Note II as of December 31, 2009 +

4.9	Form of January 2010 Convertible Note (24)

4.10	Form of Q2 2010 10% Convertible Debenture (24)

4.11	Subscription Agreement for € 125,000 to June 2008 9% Convertible Note (24)

10.1	1994 Stock Incentive Plan, as amended (9)

10.2	Directors Stock Option Plan (9)

10.3	1998 Stock Incentive Plan (10)

10.4	2002 Stock Incentive Plan (11)

10.5	Form of Stock Option Agreement relating to LTC’s 1994 Stock Incentive Plan, as amended (12)

10.6	Form of Stock Option Agreement relating to LTC’s Directors Stock Option Plan (12)

10.7	Form of Stock Option Agreement relating to LTC’s 1998 Stock Incentive Plan (10)

10.8	Form of Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan (11)

10.9	Form of Non-Qualified Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan [For Employees] (11)

10.10	Form of Non-Qualified Incentive Stock Option Agreement relating to LTC’s 2002 Stock Incentive Plan [For Consultants and Non-Employee Directors] (11)

10.11	Lease Agreement, dated July 22, 1994, between PMP Whitemarsh Associates and LTC and Addendum dated July 22, 1994 (12)

10.12	Bridge Financing Agreement, dated as of December 31, 2001, between LTC and Arch Hill Capital (13)

10.13	Bridge Financing Amendment Agreement No. 5, dated as of April 14, 2003 between LTC and Arch Hill Capital (5)

10.14	Loan Contract and Agreement on Subordination between GAIA and Arch Hill Ventures NV (5)

10.15	Partnership Agreement dated August 21, 1998 between GAIA Akkumulatorenwerke GmbH and Technologie-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (14)

10.16	Form of Stock Purchase Warrant dated October 21, 2005 issued to Stichting Gemeenschappelijk Bezit LTC (2)

10.17	Fifth Amendment to Lease, dated March 31, 2006, between PMP Whitemarsh and LTC (15)

10.18
Debt Settlement Agreement dated February 27, 2008, by and among Lithium Technology Corporation, GAIA Akkumulatorenwerke GmbH, Arch Hill Ventures N.V., Arch Hill Real Estate N.V. and Arch Hill Capital N.V. (17)

10.18	Share Issuance Agreement dated March 6, 2008 between the Company and Arch Hill Capital N.V. (18)

10.19	Governance Agreement dated April 28, 2008, among the Company, the Investors listed on Schedule A thereto, Stichting Gemeenschappelijk Bezit LTC and Arch Hill Capital N.V. (19)

10.20	Asset Purchase Agreement dated August 23, 2008 between the Company and Porous Power Technologies, LLC(20)

10.21	Sublease Agreement dated August 23, 2008 between the Company and Porous Power Technologies, LLC (20)

10.22	Consulting Agreement dated February 9, 2009 between the Company and Whetstone Capital, LLC+

10.23	Business Consultant Agreement dated September 15, 2009 between the Company and Steenbergh Management B.V. (21)

10.24	Business Consultant Agreement dated September 15, 2009 between the Company and FMSUD Consultancy B.V. (21)

10.25	Business Consultant Agreement dated September 15, 2009 between the Company and OUIDA Management Consultancy B.V. (21)

10.26	Form of Stock Purchase Agreement dated October 25, 2010 (24)

10.27	Amended and Restated Transaction Bonus Plan (the “Plan”) (23)

10.28	Form of Bonus Warrants issued pursuant to the Plan (23)

10.29	Extension Agreement dated January 1, 2010 for July 2007 10% Convertible Debenture (25)

21.1	List of Subsidiaries +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(1)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

(2)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.

(4)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated November 28, 2006.

(5)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated March 25, 2009.

(6)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(7)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated July 11, 2007.

(8)	Incorporated herein by reference to LTC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(9)	Incorporated herein by reference to LTC’s Current Report on Form 8-K/A dated June 30, 2008.

(10)	Incorporated herein by reference to the exhibits contained in LTC’s Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, dated January 19, 1996.

(11)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(12)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

(13)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(14)	Incorporated herein by reference to LTC’s Current Report on Form 8-K, dated January 23, 2002.

(15)	Incorporated herein by reference to LTC’s Quarterly Report on Form 10-QSB for the quarter March 31, 2003.

(16)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

(17)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated July 16, 2007.

(18)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated February 28, 2008.

(19)	Incorporated herein by reference to LTC’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

(20)	Incorporated herein by reference to LTC’s Current Report on Form 8-K dated April 28, 2008.

(21)	Incorporated herein by reference to LTC’s Report on Form 10-Q dated September 30, 2008.

(22)	Incorporate herein by reference to LTC’s Current Report on Form 8-K dated September 25, 2009.

(23)	Incorporated by reference to LTC's Form 8k dated November 12, 2010.

(24)	Incorporated by reference to exhibits filed with LTC's Form 10Q for the three months ended March 31, 2010 filed on November 24, 2010.

(25)	Incorporated by reference to exhibits filed with LTC's Form 10Q for the six months ended June 30, 2010 filed on December 10, 2010.

+	Previous filed as Exhibit 21.1 with LTC's Form 10K for the year ending December 31, 2009.

Financial Statement Schedules.  Reference is made to Item 15(a)(2) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION

Date: April 1, 2011	By:	/s/ Theo M.M. Kremers
Theo M.M. Kremers, Chief Executive Officer (Principal Executive Officer)

	BY:	/s/ Timothy J. Ryder
Timothy J. Ryder, Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theo M.M. Kremers
Theo M.M. Kremers	Chief Executive Officer & Director (Principal Executive Officer)	April 1, 2011

/s/ Christiaan A. van den Berg
Christiaan A. van den Berg	Director	April 1, 2011

/s/ Fred J Mulder
Fred J Mulder	Director	April 1, 2011

LITHIUM TECHNOLOGY CORPORATION
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders of
Lithium Technology Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Lithium Technology Corporation and Subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ EisnerAmper LLP
March 31, 2011
Edison, New Jersey

Report of Independent Registered Public Accounting Firm

To the Stockholders of
Lithium Technology Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Lithium Technology Corporation and Subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the year then ended  in conformity with accounting principles generally accepted in the United States.

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

/s/ Amper, Politziner & Mattia, LLP
April 6, 2010
Edison, New Jersey

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$927,000	$1,181,000
Accounts receivable, net	630,000	1,156,000
Inventories	1,457,000	1,819,000
Prepaid expenses and other current assets	64,000	68,000
Total current assets	3,078,000	4,224,000
Property and equipment, net	5,647,000	6,714,000
Related party receivables	-	294,000
Deferred charges and other assets	2,055,000	236,000
Total assets	$10,780,000	$11,468,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT CURRENT LIABILITIES:
Accounts payable	$1,616,000	$1,608,000
Accrued interest	3,069,000	2,112,000
Related party debt-current	1,603,000	6,034,000
Current portion of long term debt	4,156,000	5,244,000
Other current liabilities and accrued expenses	3,431,000	2,289,000
Warrant liability	14,000	150,000
Total current liabilities	13,889,000	17,437,000

Related party debt-long term	7,803,000	1,479,000
Long term debt	10,569,000	10,392,000
Other long term liabilities	1,900,000	-

Total liabilities	34,161,000	29,308,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Total Preferred Stock Authorized 100,000,000
Convertible Preferred stock B, par value $.01 per share, authorized: 100,000;
None issued and outstanding at December 31, 2010 and December 31, 2009	-	-
Convertible Preferred stock C, par value $.01 per share, authorized; 300,000;
None issued and outstanding at December 31, 2010 and December 31, 2009	-	-
Common stock, par value $.01 per share, authorized - 3,000,000,000 at December 31, 2010 and December 31, 2009; issued and outstanding - 1,887,173,032 and 1,803,839,699	18,872,000	18,038,000
Additional paid-in capital	116,940,000	115,767,000
Cumulative translation adjustments	(3,963,000)	(3,662,000)
Accumulated deficit	(155,230,000)	(147,983,000)
Total stockholders’ deficit	(23,381,000)	(17,840,000)
Total liabilities and stockholders’ deficit	$10,780,000	$11,468,000

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEAR ENDED DECEMBER 31,
	2010	2009

REVENUES
Products and services sales	$6,353,000	$7,371,000
Cost of goods sold	6,345,000	9,455,000
Gross Margin (Loss)	8,000	(2,084,000)

EXPENSES
Engineering, research and development	532,000	1,122,000
General and administrative	4,197,000	4,930,000
Sales and marketing	595,000	706,000
Depreciation	164,000	133,000
Loss (Gain) on sale of tangible assets	10,000	-
Total expenses	5,498,000	6,891,000
Loss from operations	(5,490,000)	(8,975,000)

OTHER INCOME (EXPENSE)
Change in fair value of warrant liability	130,000	117,000
Interest expense, net of interest income	(2,307,000)	(1,506,000)
Interest expense related to amortization of discount on convertible debt	(133,000)	(21,000)
Currency exchange income (expense)	1,276,000	(125,000)
Total other income (expense)	(1,034,000)	(1,535,000)

LOSS BEFORE INCOME TAXES	(6,524,000)	(10,510,000)

Income tax expense	(723,000)	-

NET LOSS	(7,247,000)	(10,510,000)

Foreign currency translation adjustments	(301,000)	(355,000)
COMPREHENSIVE LOSS	$(7,548,000)	$(10,865,000)
Basic and diluted weighted average number of common shares outstanding:	1,823,931,023	1,655,014,096
Basic and diluted net loss per common share	$(0.00)	$(0.01)

 See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
	YEAR ENDED DECEMBER 31,
	2010		2009

	Shares	Amount	Shares	Amount
Convertible Preferred Class B Stock
Beginning of year	-	$-	100,000	$1,000
Conversion of Series B Convertible Preferred into Common Stock		-	(100,000)	(1,000)
End of year	-	$-	-	$-

Convertible Preferred Class C Stock
Beginning of year	-	$-	233,200	$2,000
Conversion of Series C Convertible Preferred into Common Stock		-	(233,200)	(2,000)
End of year	-	$-	-	$-

Common Stock
Beginning of year	1,803,839,699	$18,038,000	745,924,782	$7,459,000
Sale of common stock	83,333,333	$834,000	-	-
Executive compensation			2,000,000	20,000
Termination agreement compensation			1,500,000	15,000
Exercise of warrants			472,836	5,000
Fidessa consulting agreement			16,666,667	167,000
February 2008 debt exchange with related party			190,172,300	1,902,000
Conversion of Series B Convertible Preferred into Common Stock			264,103,114	2,640,000
Conversion of Series C Convertible Preferred into Common Stock			583,000,000	5,830,000
End of year	1,887,173,032	$18,872,000	1,803,839,699	$18,038,000

Additional Paid in Capital
Beginning of year		$115,767,000		$122,528,000
Sale of common stock		1,167,000		-
Executive compensation				(20,000)
Termination agreement compensation				(15,000)
Exercise of warrants				11,000
Warrants expired		6,000		19,000
Discount on beneficial conversion feature of convertible debt issued				153,000
Fidessa consulting agreement				(167,000)
February 2008 debt exchange with related party				1,725,000
Conversion of Series B Convertible Preferred into Common Stock				(2,640,000)
Conversion of Series C Convertible Preferred into Common Stock				(5,827,000)
End of year		$116,940,000		$115,767,000

Accumulated other comprehensive loss
Beginning of year		$(3,662,000)		$(3,307,000)
Foreign translation adjustment		(301,000)		(355,000)
End of year		$(3,963,000)		$(3,662,000)

Accumulated Deficit
Beginning of year		$(147,983,000)		$(137,473,000)
Net loss		(7,247,000)		(10,510,000)
End of year		$(155,230,000)		$(147,983,000)

TOTAL		$(23,381,000)		$(17,840,000)

See accompanying notes to consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(7,247,000)	$(10,510,000)
Adjustments
Depreciation expense	727,000	914,000
Bad debt expense (reversal of provision for bad debt)	200,000	(103,000)
Amortization of debt discount	133,000	-
(Gain) loss on sale of property and equipment	10,000	(35,000)
Currency translation loss (gain)	(1,276,000)	125,000
Change in fair value of warrant liability	(130,000)	(117,000)
(Increase)/decrease in assets
Inventories	232,000	823,000
Accounts receivable	309,000	(897,000)
Prepaid expenses and other assets	84,000	29,000
Increase/(Decrease) in liabilities		-
Accounts payable and accrued expenses	2,849,000	2,043,000
Other current liabilities	-	44,000
Net cash used in operating activities	(4,109,000)	(7,684,000)
CASH FLOW FROM INVESTING ACTIVITIES
Capital Expenditures	(175,000)	(553,000)
Net cash used in investing activities	(175,000)	(553,000)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	(159,000)	(277,000)
Proceeds from issuance of convertible debt	2,146,000	9,457,000
Proceeds from sale of common stock	2,000,000	-
Net cash provided by financing activities	3,987,000	9,180,000

FOREIGN CURRENCY EFFECTS ON CASH AND CASH EQUIVALENTS	43,000	(554,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(254,000)	389,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,181,000	792,000
CASH AND CASH EQUIVALENTS, END OF YEAR	$927,000	$1,181,000

Interest paid (Silent Partnership Loans - TBG)	$178,000	151,000
Income taxes paid	$302,000	$-

See accompanying notes to consolidated financial statements.

 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION, BUSINESS OF THE COMPANY AND LIQUIDITY

In 2002, Lithium Technology Corporation (the “Company”) closed share exchanges in which LTC acquired ownership of 100% of GAIA Holding B.V. (“GAIA Holding”) from Arch Hill Ventures, N.V., a private company limited by shares, incorporated under the laws of the Netherlands (“Arch Hill Ventures”), which is controlled by Arch Hill Capital N.V. (“Arch Hill Capital”), a private company limited by shares, incorporated under the laws of the Netherlands (the “Share Exchanges”). In November 2004, Arch Hill Capital and Arch Hill Ventures transferred all LTC securities owned by such entities to Stichting Gemeenschappelijk Bezit GAIA (“Stichting GAIA”) and Stichting Gemeenschappelijk Bezit LTC (“Stichting LTC”), entities controlled by Arch Hill Capital.

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

GAIA Holding, a private limited liability company incorporated under the laws of the Netherlands, is the 100% beneficial owner of GAIA Akkumulatorenwerke GmbH (“GAIA”). GAIA Holding (formerly known as Hill Gate Investments B.V.) was incorporated in 1990 and only had limited operations until the acquisition of GAIA on February 12, 1999. GAIA is a private limited liability company incorporated under the laws of Germany. GAIA Holding’s ownership interest in GAIA is held through certain trust arrangements (see Note 2 – Significant Accounting Policies).

The Company considers itself to have one operating segment in two geographical areas. The Company develops large format lithium-ion rechargeable batteries to be used as a new power source for emerging applications in the automotive, stationary power, and national security markets.  Based on current revenue levels, the Company is producing at levels below the maximum capacity of the production plant.

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

The Company’s operating plan seeks to minimize its capital requirements, but the requirement to increase its production capacity to meet increasing sales and refinement of its manufacturing process and equipment will require additional capital since certain of the production departments are limited by the existing investment in machinery and equipment. The Company expects that operating and production expenses will increase to meet the higher volumes from increasing revenues. The Company has recently entered into a number of financing transactions (see Note 4 - Debt and Note 7 – Stockholders’ Equity).  From January to December 2010, the Company raised approximately $4.1 million in convertible debt and equity financing transactions.  The Company is continuing to seek other financing initiatives. The Company needs to raise additional capital to meet its working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities and debt financing. The Company believes that if it raises approximately $7 million in debt and equity financings it would have sufficient funds to meet its needs for working capital,  capital expenditures and to meet expansion plans during 2011.

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

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.  For comparative purposes, certain prior period amounts have been reclassified to conform to the current period presentation.

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

ESTIMATES AND UNCERTAINTIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“Generally Accepted Accounting Principles”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities. Such estimates include the valuation of accounts receivable, recoverability of other long-lived assets, estimates for warranty expenses, legal contingencies and assumptions used in the calculations of valuation allowances for net operating losses for income tax purposes. These estimates and assumptions are based on management’s estimates and judgment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Tight credit markets, volatile foreign currency and energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions.  Actual results, as determined at a later date, could differ significantly from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, assumptions and methods used to estimate fair value of the Company’s financial instruments are made in accordance with the requirements of Accounting Standards Codification (“ASC”) 825 “Financial Instruments.” The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of the instruments.  Management believes that the Company’s debt obligations accrue interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value.  Issued and outstanding warrants that are exercisable and subject to fair valuation  are valued at each reporting period using the Black Scholes model and accordingly, the carrying values for these instruments approximate fair value.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investment instruments purchased with an initial remaining maturity of three months or less to be cash equivalents. The Company maintains cash balances with financial institutions.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company makes ongoing estimates related to the collectability of its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. Estimates used in determining accounts receivable allowances are based on specific customer account reviews, historical experience of collections, credit losses and application of percentages to certain aged accounts receivable. The Company also applies judgment, including assessments about

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

changes in economic conditions, recent write-off trends, rates of bankruptcy, and credit quality of specific customers. Unanticipated changes in the financial condition of customers, the resolution of various disputes, or significant changes in the economy could impact the reserves required.

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

Inventories are as follows:

	December 31, 2010	December 31, 2009

Finished Goods	$196,000	$534,000
Work In Process	518,000	277,000
Raw Materials	743,000	1,008,000
	$1,457,000	$1,819,000

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and primarily consist of land, buildings, technical and lab equipment, furniture and office equipment and leasehold improvements. In the period assets are retired or otherwise disposed of, the costs and accumulated depreciation are removed from the accounts, and any gain or loss on disposal is included in results of operations. Property and equipment are depreciated using the straight-line method over their estimated useful lives as follows:

Buildings	25 years
Technical and laboratory equipment	7 - 14 years
Office equipment and other	1 - 5 years

CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES AND CERTAIN WARRANTS

The Company accounts for securities with embedded conversion features and warrant issuances in accordance with ASC 470. The Company determines the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. Any discount derived from determining the fair value of a beneficial conversion features is amortized using the effective interest method to financing costs over the remaining life of the debenture. Per ASC 815, warrants issued with debt that contain down round provisions are classified as liabilities and marked to market at each reporting period. For issuances of convertible Preferred Stock with beneficial conversion feature the discount is recognized upon issuance.

LONG-LIVED ASSETS

The Company periodically evaluates the carrying value of long-lived assets when events and circumstances indicate the carrying amounts may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows expected to result from the use and eventual disposition from such assets are less than the carrying value. If the sum of the expected cash flows (undiscounted and without finance charges) is less than the carrying amount of the asset, the Company recognizes an impairment loss on the asset by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined by quoted market prices in active markets, if available, or by using the anticipated cash flows discounted at a rate commensurate with the risks involved. Management assessed that no impairment charge was required in 2010 or in 2009 since there has been no significant change in the Company’s operations from the prior year.

INCOME TAXES

In preparing our consolidated financial statements, we make estimates of our current tax exposure and temporary differences resulting from timing differences for reporting items for book and tax purposes. We recognize deferred taxes by the asset and

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In consideration of our accumulated losses and lack of historical ability to generate taxable income to utilize our deferred tax assets, we have estimated that we will not be able to realize any benefit from our temporary differences and have recorded a full valuation allowance. If we become profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the U.S. net operating loss carry-forward, we would immediately record the estimated net realized value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would be approximately 40% under current tax laws. The effective rates for our European operations range from approximately 15% to 30%.  Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

REVENUE RECOGNITION

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

FOREIGN CURRENCY

Foreign currency transactions are accounted for pursuant to ASC 830 and may give rise to currency exchange income or expense.  Our foreign subsidiaries use their local currency as their functional currency and their net assets are translated at year-end rates while income and expense accounts are translated at average exchange rates during the period.  Adjustments resulting from these translations are reflected as cumulative translation adjustments in shareholders’ equity.  Due to changes in foreign exchange rates, sales and net earnings denominated in currencies other than the U.S. dollar may result in higher or lower dollar sales and net earnings upon translation.  Most of our debt instruments are denominated in Euros and gains or losses from changes in exchange rates are recognized in earnings during the period of occurrence. All our intercompany debt are considered as investments and gains and losses resulting from the fluctuation of exchange rates are recorded in the cumulative translation adjustments in shareholders’ equity.  We may also experience a positive or negative translation adjustment within our shareholders’ equity.

 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NET LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to ASC 260 “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares. The Company has determined that the as-if converted common shares related to the preferred shares should be included in the weighted average shares outstanding for purposes of calculating basic earnings per share. The Company made such determination because: 1) Arch Hill Capital, which controls the Company, has the ability to authorize the necessary shares for conversion; 2) the preferred shares have no significant preferential rights above the common shares; and 3) the preferred shares will automatically convert at a later date upon proper share authorization. As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the years ended December 31, 2010 and 2009 were as follows:

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Series B Preferred Stock	-	186,339,419
Series C Preferred Stock	-	417,288,090
Common Stock	1,823,931,023	1,051,386,587
Total	1,823,931,023	1,655,014,096

During the third quarter of 2009, all shares of Series C Preferred Stock outstanding were converted into 583,000,000 shares of common stock.  As of December 31, 2010 and 2009, there were no shares of Series C Preferred Stock outstanding.  Due to net losses in the years ended December 31, 2010 and 2009, the effect of the potential common shares resulting from convertible promissory notes payable, stock options and warrants in those years were excluded, as the effect would have been anti-dilutive.

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Shares issuable under July 2007 10% Convertible Notes	51,025,951	32,471,060
Shares issuable under Outstanding Warrants	2,250,000	6,455,262
Fidessa Consulting Agreement	20,198,224	-
June 2008, Convertible Loan	324,261,778	161,058,194
9% Related Party Conv. Deb. March 2009	39,237,669	20,837,076
10% Related Party Conv. Deb. Oct 2009 I	88,000,161	47,084,724
10% Related Party Conv. Deb. Oct 2009 II	134,137,051	65,981,149
10% Related Party Conv. Deb. (van Hessen Interest)	40,460,373	-
10% Related Party Conv. Deb. Apr 2010	54,533,975	-
Related Party Conv. Deb Consulting Agreement	29,819,250	-
Executive Transaction Bonus Plan	202,348,281	-
Shares issuable under exercise of options	60,029	60,029
	986,332,741	333,947,494

In November 2008 the majority of the shareholders approved the increase of common stock by written consent of the shareholders. All appropriate filings have been filed with the SEC. The Company filed an amended Certificate of Incorporation on March 2, 2009 in which the amount of available authorized shares of common stock has been increased to 3 Billion.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2010, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2010-06 Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2011, the Company is required to adopt the provisions of ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which changes the requirements for establishing separate units of accounting in a multiple-element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”), if it is available; third-

 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

party evidence if VSOE is not available; or an estimated selling price if neither VSOE nor third-party evidence is available. The adoption of ASU 2009-13 will not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2011, the Company is required to adopt the provisions of ASU 2010-28, Intangibles - Goodwill and Other (“ASU 2010-28), which disallows entities to assume that Step 1 of the goodwill impairment test is passed if they have reporting units with zero or negative carrying amounts, and the fair values of their reporting units are greater than zero. Instead, companies are required to consider whether there are any adverse qualitative factors indicating that an impairment may exist in order to determine whether or not to perform Step 2 of the goodwill impairment test. The adoption of ASU 2010-28 will not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2011, the Company is required to adopt the provisions of ASU 2010-29, Business Combinations (“ASU 2010-29”), which specifies that if a public entity presents comparative financial statements, the entity should disclose the pro forma revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of ASU 2010-29 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 and 2009 are summarized as follows:

	December 31, 2010	December 31, 2009

Land and buildings	$3,937,000	$4,010,000
Technical and laboratory equipment	7,828,000	8,508,000
Asset under construction and equipment deposit	480,000	475,000
Office equipment and other	1,021,000	1,184,000
Sub Total	13,266,000	14,177,000
Less: Accumulated depreciation and amortization	(7,619,000)	(7,463,000)
	$5,647,000	$6,714,000

Depreciation expense for the years ended December 31, 2010 and December 31, 2009 was $727,000 and $914,000, respectively. Assets under construction at December 31, 2010 and 2009 included equipment being constructed that was not yet placed into service.

 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—DEBT

	December 31, 2010	December 31, 2009

Current debt is summarized as follows:
Loans From Financial Institutions	$16,000	$35,000
Silent Partner loans-TBG	1,688,000	1,962,000
July 2007 10% Convertible Debenture	-	3,247,000
June 2008, 9% Convertible Note - current portion	2,452,000	-
Sub total current debt	4,156,000	5,244,000
Related party debt - current
Promissory note to Archhill	1,603,000	1,814,000
10% Related Party Conv. Deb. Oct 2009 I, net of discount	-	1,750,000
10% Related Party Conv. Deb. Oct 2009 II, net of discount	-	2,470,000
Total related party debt - current	1,603,000	6,034,000
Related party debt - long term
9% Related Party Conv. Deb. March 2009	1,368,000	1,479,000
10% Related Party Conv. Deb. Oct 2009 I, net of discount	1,714,000	-
10% Related Party Conv. Deb. Oct 2009 II, net of discount	2,612,000	-
10% Related Party Conv. Note van Hessen Interest	883,000	-
10% Related Party Conv. Deb. Q2 2010	1,226,000	-
Total related party debt - long term	7,803,000	1,479,000
Long term debt
July 2007 10% Convertible Debenture	3,247,000	-
June 2008, 9% Convertible Note	7,322,000	10,392,000
Sub Total Long term debt	10,569,000	10,392,000
Warrant liability	14,000	150,000
Total debt	$24,145,000	$23,299,000

LOANS FROM FINANCIAL INSTITUTIONS

GAIA has two loans from financial institutions, which totaled $16,000 and $35,000 as of December 31, 2010 and December 31, 2009 respectively that are collateralized by specific assets of the Company and bear European commercial standard rates, which were 7% and 7% as of December 31, 2010 and 2009, respectively.  The loans are scheduled to be paid over the next 12 months ending on December 31, 2011.

SILENT PARTNERSHIP LOANS

Technology-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank (“TBG”) has provided a partnership loan, which accrued interest at 6% per annum.  TBG was also entitled to receive an annual 12% share in profits related to its contributions under the terms of the TBG Partnership Agreement.  The TBG Partnership Agreement further stipulated that should GAIA receive additional injections of capital in the course of further financing rounds, TBG shall adjust its profit sharing to the capital ration applicable at such time. Management believes that based upon subsequent equity received by GAIA that the correct profit sharing that TBG is entitled to under the Agreement is approximately 4.4%. Management further believes that it is unlikely that TBG would receive any profit sharing under the Partnership Agreement at any time in the near future.

From March 8, 2005 under the TBG Partnership Agreement, TBG was entitled to demand a non-recurrent remuneration of 30% of the amount invested plus 6% of the amount invested at the end of the period of participation for each year after the expiration of the fifth full year of participation under certain circumstances related to the economic condition of GAIA. The TBG Partnership Agreement terminated in December 2008.

TBG contacted the Company and claimed under the terms of the Agreement remuneration owed in the amount of $1,297,000 (920,000 Euros).  Although management believed that TBG had not met the terms of the Agreement and was not entitled to the foregoing amount, GAIA negotiated with TBG to convert the TBG Partnership Agreement into a long term loan bearing an interest rate of 6.78% per annum, including a repayment schedule. The principal amount of Euros 1,493,875 will be repaid back in 12 payments of Euros 125,000 per quarter, starting December 31, 2009. The last payment will be on September 30, 2012. Under the repayment agreement TBG is entitled to receive a non-recurrent remuneration of 40% of the principal amount under certain circumstances related to the economic conditions of GAIA. The total amount payable to TBG under the Partnership Agreements at December 31, 2010 and December 31, 2009 was $1,688,000 and $1,962,000, respectively.  Due to cash constraints

 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

during 2010, GAIA made only one quarterly payment during the year 2010.   After extensive discussions with management, TBG agreed in November 2010 to an amended repayment schedule whereby the outstanding loan balance of Euros 1,243,876 (approximately $1,688,000) would be repaid in 9 installments of Euros 125,000 per quarter, starting December 31, 2010 and a final installment of Euros 118,876 on March 30, 2013.  All of the other terms and conditions of the original Partnership Agreement remain unchanged.  The Company has not paid the first installment (under the latest amended repayment schedule) due on December 30, 2010.

JULY 2007 10% CONVERTIBLE NOTE

On July 11, 2007, debt of the European subsidiaries of the Company and accrued interest was satisfied with the payment of Euros 6 million and the issuance of a Company convertible note in the principal amount of U.S. $3,247,106 (the “July 2007 Convertible Note”). The July 2007 Convertible Note is convertible into shares of the Company’s common stock at $0.10 per share. The July 2007 Convertible Note accrues interest at 10% per annum and was due and payable on September 1, 2008. As of September 1, 2008 the July 2007 Convertible Note was extended for an additional six months, under the same conditions. The interest rate on the unpaid accrued interest as of September 1, 2008 was increased from 10% to 12% per annum. On March 1, 2009 the July 2007 Convertible Note was extended a second time until January 1, 2010. The payment of the accrued interest was secured by assets of Arch Hill Capital., the Company’s related party. The Company has the right to repay the July 2007 Convertible Note at any time prior to maturity without penalty. As of December 31, 2009, $3,247,106 plus accrued interest of $883,000 was outstanding under the July 2007 Convertible Note. Upon issuance the Company recorded a beneficial conversion feature of $324,721 that is amortized over the life of the note using the effective interest method.

In January 2010, because of the Company’s inability to pay the accrued interest, the Note holder called the security with Arch Hill Capital.  As a result, on January 1, 2010 the accrued interest was converted to a non-secured 10% Related Party Convertible Note due to Arch Hill Capital.

On January 1, 2010 a third amendment to the July 2007 Convertible Note was signed to extend the maturity date to January 1, 2011.  As of December 31, 2010 the accrued interest payable on this note is $324,711.

On January 1, 2011, the July 2007 Note holder signed a replacement July 2007 Convertible Promissory Note whereby the outstanding accrued interest of $324,711 was added to the principal of $3,247,106 for a total of $3,571,817.  The replacement July 2007 Convertible Promissory Note matures on June 30, 2013 (“New Maturity Date”), accrues interest at 10% per annum and is convertible to common stock of the Company at $0.07 per share at the option of the note holder at any time until the New Maturity Date of the July 2007 Convertible Note.  The Company also has the option, at any time up to the Maturity date, (“the Forced Conversion Option”) to convert in whole or in part the outstanding amount of the July 2007 Convertible Note and any accrued interest, into the Company’s shares of common stock at the conversion price of $0.024 per share. The July 2007 Convertible Promissory Note is an unsecured obligation of the Company.

SUBORDINATED LOANS FROM RELATED PARTY

On February 28, 2008, the Company and GAIA executed a Debt Settlement Agreement (“Settlement Agreement”) with Arch Hill Ventures, Arch Hill Real Estate N.V. and Arch Hill Capital N.V. (collectively, the “Debt Holders”). Pursuant to the Agreement $5,773,707 of debt owed by LTC and GAIA to the Debt Holders was settled. LTC agreed to issue to Arch Hill Capital 302,714,400 shares of LTC common stock (“Settlement Shares”) in full and complete settlement of the Debt. In the Settlement Agreement, Arch Hill Capital agreed that for a two year period it will not, directly or indirectly, without the prior written consent of LTC issue, offer, agree or offer to sell, sell, grant an option for the purchase or sale of, transfer, pledge, assign, hypothecate, distribute or otherwise encumber or dispose of the Settlement Shares.

As described above, the Company agreed to issue the 302,714,400 Settlement Shares, but because the Company did not have enough shares of common stock authorized, the Company issued 45,016.84 Series C Preferred Stock in lieu of issuing 112,542,100 of the Settlement Shares for $2,146,529 of the debt owing. Since this is a Related Party transaction, any losses on settlement were recorded as an adjustment to equity with no financial statement impact. The Company recorded the Series C Preferred Stock issued at par value with the difference affecting additional paid in capital for a total impact on equity of $2,146,529.

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

A balance of $3,627,000 was payable to Arch Hill Capital after the issuance of the Series C Preferred Stock and was outstanding as of December 31, 2008.   As the conversion price was beneficial to Arch Hill at the time of the settlement agreement because the conversion price was below market on that date, a beneficial conversion discount was recorded on the remaining debt.

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

PROMISSORY NOTES – RELATED PARTY

Arch Hill Real Estate N.V. had over the period 2004 and 2005 billed an amount of $70,000 per month in management fees to GAIA Holding BV. The amount was unpaid as of December 31, 2010 and is represented by the Promissory Notes to Arch Hill (“Promissory Notes – Related Party”). The Company also had related party receivables from various affiliates of Arch Hill amounting to $294,000 as of December 31, 2009.  In November 2010 an agreement was concluded with Arch Hill wherein the Company would write-off Euros 132,000 (approximately $177,000) of the related party receivables, and apply the remaining amount against the balance due on the Promissory Notes – Related Party.   The Related Party receivable has been reduced by Euro 132,000 (approximately $177,000) as of December 31, 2010 and the balance due on the Promissory Notes – Related Party has been reduced by the remaining Related Party receivable as of December 31, 2010.  The balance on the Promissory Notes - Related Party was $1,603,000 and $1,814,000 as of December 31, 2010 and December 31, 2009, respectively. The Notes bear cumulative interest at 6% per annum. Under the Subordinated Loan Agreement (the “Subordinated Loan Agreement”) terms, the Notes can be called when GAIA does not have negative shareholders equity. The Notes are subordinated to all other creditors of GAIA.

JUNE 2008 9% CONVERTIBLE NOTES

The Company closed on a convertible debt financing (the “June 2008 Financing”) with several institutional investors from June 12, 2008 to August 21, 2009 for a total of Euros 7.25 million (approximately U.S. $10,205,000). In September 2010, the Company received an additional subscription relating to the June 2008 Financing from an institutional investor for a total of Euros 125,000 (approximately U.S. $161,000) under the same terms and conditions described below.  The Company has a balance of $9,774,000 outstanding under these notes as of December 31, 2010.  Additionally, the accrued interest on the June 2008 Convertible Notes as of December 31, 2010 is Euros 1,392,000 (approximately U.S. $1,844,000).  The June 2008 Convertible Notes are convertible at $0.10 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the June 2008 Convertible Notes. The June 2008 Convertible Notes accrue interest at 9% per annum and the original terms of the June 2008 Convertible Notes state that they are due and payable on September 30, 2011 (the “Maturity Date”). The June 2008 Convertible Notes were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  All obligations of the Company under the June 2008 Convertible Notes will be secured by security interests in all of the tangible and intangible fixed assets, including real estate, of the Company.

 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2009 the Board of Directors of the Company approved a reduction of the conversion price of the June 2008 Convertible Notes from $0.10 per share to $0.07.  This reduction will apply to all holders of Convertible Notes.

On December 30, 2010, several of the Convertible Note holders signed replacement June 2008 Convertible Notes to extend the maturity date of the note to June 30, 2013, (“New Maturity Date”). In the event of default as a result of the Company’s inability to make any payment of principal or interest on the New Maturity Date, at the option of the Company, the New Maturity Date can be extended for an additional 24 months. The replacement June 2008 Convertible Notes are convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the replacement June 2008 Convertible Notes. The replacement June 2008 Convertible Notes also accrue interest at 9% per annum. The June 2008 Convertible Note holders who did not sign the replacement June 2008 Convertible Note have the original terms set forth above.

Based upon the decreased conversion price and the conversion price under the replacement Convertible Notes, and under assumption that all Note holders would voluntary choose a conversion into shares, the principal and accrued interest under the June 2008 Convertible Notes would convert into 324,261,778 shares of common stock as of December 31, 2010.

9% RELATED PARTY CONVERTIBLE DEBENTURE MARCH 2009

The Company closed on a convertible debt financing (the “March 2009 Convertible Debentures”) with Stichting Gemeenschappelijk Bezit LTC (“Stichting”) from February 7, 2009 to June 30, 2009 for a total of Euros 1.032 million (approximately U.S. $1,352,000). The Company has a balance of $1,368,000 outstanding under these debentures as of December 31, 2010.  The accrued interest on this amount is Euros 166,000 (approximately U.S. $220,000).  The Company issued its March 2009 Convertible Debentures to Stichting in connection with this financing. The March 2009 Convertible Debentures are convertible at $0.07 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the March 2009 Convertible Debentures. The March 2009 Convertible Debentures accrue interest at 9% per annum and are due and payable on September 30, 2011 (the “Maturity Date”). The March 2009 Convertibles Debentures were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  All obligations of the Company under the March 2009 Convertible Debentures will be not be secured by the Company. Arch Hill secured the March 2009 Convertible Debentures by pledging security interest held by Arch Hill in specific assets held by Arch Hill.

 On December 30, 2010, Stichting signed replacement March 2009 Convertible Debentures to extend the original maturity date of the note to June 30, 2013, (the “New Maturity Date”). The replacement March 2009 Convertible Debentures are convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the replacement March 2009 Convertible Notes, at the option of the note holder at any time until the New Maturity Date of the March 2009 Convertible Debentures.  The Company also has the option, at any time up to the New Maturity Date, (“the Forced Conversion Option”) to convert in whole or in part the outstanding amount of the replacement March 2009 Convertible Debentures and any accrued interest, into the Company’s shares of common stock at the conversion price of $0.024 per share. The replacement March 2009 Convertible Debentures also accrue interest at 9% per annum.

Based upon the conversion price and under assumption that all debenture holders would voluntary choose a conversion into shares, the principal and accrued interest under the March 2009 Convertible Debentures, would convert into 39,237,669 shares of common stock as of December 31, 2010.

10% RELATED PARTY CONVERTIBLE DEBENTURE OCTOBER 2009 I

The Company closed on a convertible debt financing (the “October 2009 I Convertible Debenture”) with Stichting from October 22, 2009 to January 22, 2010 for a total of Euros 1,293,000 (approximately U.S. $1,903,000). Euros 27,000 (approximately $38,000) was received by the Company in January 2010.  The accrued interest as of December 31, 2010 was Euros 142,000 (approximately U.S. $188,000). The Company has a balance of $1,714,000 and $1,750,000 outstanding (net of debt discount related to a beneficial conversion feature) under these debentures as of December 31, 2010 and December 31, 2009, respectively.  The Company issued its convertible notes (the “October 2009 I Convertible Debentures”) to Stichting in connection with this financing. The October 2009 I Convertible Debentures are convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the October 2009 I Convertible Debentures. The October 2009 I Convertible Debentures accrue interest at 10% per annum and were due and payable on December 31, 2010 (the “Maturity Date”). The October 2009 I Convertible Debentures were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  All obligations of the Company under the October 2009 I Convertible Debentures will

 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not be secured by the Company. The Company recorded a debt discount of approximately $75,000 on date of issuance of these debentures related to a beneficial conversion feature.  This discount will be amortized over the term of the debentures using the effective interest method.  The Company recognized interest expense of $65,000 for the year ended December 31, 2010 related to amortization of the beneficial conversion discount.

On December 30, 2010, Stichting signed replacement October 2009 I Convertible Debentures to extend the maturity date of the original note to June 30, 2013, (the “New Maturity Date”). The replacement October 2009 I Convertible Debentures are convertible at $0.024 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the replacement October 2009 I Convertible Notes, at the option of the note holder at any time until the New Maturity Date of the October 2009 I Convertible Debentures.  The Company also has the option, at any time up to the New Maturity Date, (“the Forced Conversion Option”) to convert in whole or in part the outstanding amount of the October 2009 I Convertible Debentures and any accrued interest, into the Company’s shares of common stock at the conversion price of $0.024 per share. The replacement October 2009 I Convertible Debentures accrue interest at 10% per annum.

Based upon the conversion price and under assumption that the debenture holder would voluntary choose a conversion into shares, the principal and accrued interest under the October 2009 I Convertible Debentures, would convert into 88,000,161 shares of common stock as of December 31, 2010.

10% RELATED PARTY CONVERTIBLE DEBENTURE OCTOBER 2009 II

The Company closed on a convertible debt financing (the “October 2009 II Convertible Debenture”) with Stichting from October 23, 2009 to January 15, 2010 for a total of Euros 1.971,000 (approximately U.S. $2,906,000). At December 31, 2010 the accrued interest on this amount is Euros 212,000 (approximately U.S. $281,000). The Company has a balance of $2,612,000 and $2,470,000 outstanding (net of debt discount related to a beneficial conversion feature) under these debentures as of December 31, 2010 and December 31, 2009, respectively. The Company issued its convertible debentures (the “October 2009 II Convertible Debentures”) to Stichting in connection with this financing. The October 2009 II Convertible Debentures are convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the October 2009 II Convertible Debentures. The October 2009 II Convertible Debentures accrue interest at 10% per annum and were due and payable on December 31, 2010 (the “Maturity Date”). The October 2009 II Convertible Debentures were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  All obligations of the Company under the October 2009 II Convertible Debentures will not be secured by the Company.  The Company recorded a debt discount of approximately $79,000 on date of issuance of these debentures related to a beneficial conversion feature.  This discount will be amortized over the term of the debentures using the effective interest method.  The Company recognized interest expense of approximately $69,000 for the year ended December 31, 2010 related to amortization of the beneficial conversion discount.

On December 30, 2010, Stichting signed replacement Convertible Debentures to extend the maturity date of the note to June 30, 2013, (the “New Maturity Date”). The replacement October 2009 II Convertible Debentures are convertible at $0.024 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the replacement October 2009 II Convertible Notes, at the option of the note holder at any time until the New Maturity Date of the October 2009 II Convertible Debentures.  The Company also has the option, at any time up to the New Maturity Date, (“the Forced Conversion Option”) to convert in whole or in part the outstanding amount of the October 2009 II Convertible Debentures and any accrued interest, into the Company’s shares of common stock at the conversion price of $0.024 per share. The replacement October 2009 II Convertible Debentures also accrue interest at 10% per annum.

Based upon the conversion price and under assumption that the debenture holder would voluntary choose a conversion into shares, the principal and accrued interest under the October 2009 II Convertible Debentures, would convert into 134,137,051 shares of common stock as of December 31, 2010.

10% RELATED PARTY CONVERTIBLE NOTE JANUARY 2010

In January 2010, because of the Company’s inability to pay the accrued interest, the holder of the July 2007 Convertible Note described above, called on the security with Arch Hill Capital.  As a result, as of January 4, 2010 the accrued interest of $883,000 was converted to a non-secured 10% Related Party Convertible Note due to Arch Hill Capital (the “Lender”) in consideration for the Lender’s payment of certain of the Company’s accrued interest with its own assets. The Company issued its convertible note (the “January 2010 Convertible Note”) to the Lender in connection with this obligation. The January 2010 Convertible Note is convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of

 LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issuance of the January 2010 Convertible Note. The January 2010 Convertible Note accrues interest at 10% per annum and is due and payable on December 31, 2010 (the “Maturity Date”). The January 2010 Convertible Note is denominated and recorded in US dollars.  The Convertible Note is an unsecured obligation of the Company.  As of December 31, 2010, the accrued interest on the January 2010 Convertible Note was approximately $88,000.

On December 30, 2010, Arch Hill Capital signed a replacement January 2010 Convertible Note to extend the maturity date of the note to June 30, 2013, (the “New Maturity Date”). The replacement January 2010 Convertible Note is convertible at $0.024 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the replacement January 2010 Convertible Note, at the option of the note holder at any time until the New Maturity Date of the January 2010 Convertible Note.  The Company also has the option, at any time up to the New Maturity Date, (“the Forced Conversion Option”) to convert in whole or in part the outstanding amount of the replacement January 2010 Convertible Note and any accrued interest, into the Company’s shares of common stock at the conversion price of $0.024 per share. The replacement January 2010 Convertible Note accrues interest at 10% per annum.

Based upon the conversion price and under assumption that Arch Hill Capital would voluntarily choose a conversion into shares, the principal and accrued interest under the replacement January 2010 Convertible Note would convert into 40,460,373 shares of common stock as of December 31, 2010.

10% RELATED PARTY CONVERTIBLE DEBENTURE Q2 2010

The Company closed on a convertible debt financing (the “Q2 2010 Convertible Debenture”) with Stichting from March 19, 2010 to September 13, 2010 for a total of Euros 925,000 (approximately U.S. $1.2 million).  The Company issued its convertible debentures (the “Q2 2010 Convertible Debentures”) to Stichting in connection with this Q2 2010 Convertible Debenture financing. The Q2 2010 Convertible Debentures are convertible at $0.04 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the Q2 2010 Convertible Debentures. The Company has a balance of $1,226,000 outstanding under these Q2 2010 Convertible Debentures as of December 31, 2010.  The Q2 2010 Convertible Debentures accrue interest at 10% per annum and are due and payable on December 31, 2010 (the “Maturity Date”).  The accrued interest as of December 31, 2010 was Euros 38,000 (approximately U.S. $52,000).  The Q2 2010 Convertible Debentures were recorded in US dollars and are repayable in Euros and as such have exposure to fluctuations in currency rates.  The obligations under these Q2 2010 Convertible Debentures will be secured by the accounts receivable of the Company. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Q2 2010 Convertible Debentures in these transactions.  The sale of the Convertible Debentures was exempt from registration under Section 4(2) of the Securities Act. The Q2 2010 Convertible Debentures were sold and issued to an accredited investor in a private transaction without the use of any form of general solicitation or advertising.

On December 30, 2010, Stichting signed replacement Q2 2010 Convertible Debentures to extend the maturity date of the note to June 30, 2013, (the “New Maturity Date”). The replacement Q2 2010 Convertible Debentures are convertible at $0.024 per share into Company common stock or any equity securities issued by the Company after the date of issuance of the replacement Q2 2010 Convertible Notes, at the option of the note holder at any time until the New Maturity Date of the Q2 2010 Convertible Debentures.  The Company also has the option, at any time up to the New Maturity Date, (“the Forced Conversion Option”) to convert in whole or in part the outstanding amount of the Q2 2010 Convertible Debentures and any accrued interest, into the Company’s shares of common stock at the conversion price of $0.024 per share. The replacement Q2 2010 Convertible Debentures also accrues interest at 10% per annum.

Based upon the conversion price and under assumption that Stichting would voluntarily choose a conversion into shares, the principal and accrued interest under the replacement Q2 2010 Convertible Debentures, would convert into 54,533,975 shares of common stock as of December 31, 2010.

COMMON TERMS AND CONDITIONS OF CERTAIN DEBT INSTRUMENTS

In connection with the Strategic Transactions described below in Note 11 – Subsequent Events to our Notes to Consolidated Financial Statements contained herein, the Company entered into amendments of certain of the outstanding convertible debt instruments with the holders of such debt instruments.  The amended terms include (i) the extension of the maturity dates for each such debt instrument to July 1, 2013 (the “New Maturity Date”), (ii) the waiver of any rights regarding acceleration of payment with respect to the previous occurrence of any events of default.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the terms and conditions disclosed in the respective debt instruments above, the following terms and conditions also apply to each of the following replaced debt instruments (collectively “Convertible Instruments”):

•           JULY 2007 10% CONVERTIBLE NOTE
•           JUNE 2008 9% CONVERTIBLE NOTES;
•           9% RELATED PARTY CONVERTIBLE DEBENTURE MARCH 2009;
•           10% RELATED PARTY CONVERTIBLE DEBENTURE OCTOBER 2009 I;
•           10% RELATED PARTY CONVERTIBLE DEBENTURE OCTOBER 2009 II;
•           10% RELATED PARTY CONVERTIBLE NOTE JANUARY 2010;
•           10% RELATED PARTY CONVERTIBLE DEBENTURES Q2 2010.

The principal may be prepaid by the Company at any time without premium or penalty. The interest rate on the respective debt instrument is increased to 18% following the occurrence of any payment Event of Default as defined below;

(a)	the Company shall fail to make any payment of principal or interest on the Maturity Date;
(b)	the Company fails to meet the covenants defined in each respective debt instrument;
(c)	breach of material representation or warranty made by the Company;
(d)	the Company initiates bankruptcy procedures under the U.S. Bankruptcy Code; or
(e)	a third party initiates bankruptcy procedures against the Company under the U.S. Bankruptcy Code.

The amounts related to the above debt instruments which the maturity dates have been extended by the debt holders to June 30, 2013, are classified as long term debt as at December 31, 2010.

In connection with the Strategic Transaction described below in Note 11 – Subsequent Events, the Company also entered into certain agreements with Fidessa Asset Management and Arch Hill Capital N.V. to issue securities to each of them in connection with their assistance in facilitating  the extension of all debt instruments that had original maturity dates of December 31, 2010 and September 30, 2010 to June 30, 2013. The Company has recorded the estimated liability for these services as dererred financing charges and long term liabilities in the Consolidated Balance Sheet as of December 31, 2010. Refer to Note 11 – Subsequent Events for further details.

As of December 31, 2010 the principal payments due under the Company’s various debt instruments is $4,156,000 in 2011 and $18,372,000 is due in 2013.

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

Each share of the Series C Preferred Stock is convertible at the option of the holder thereof into 2,500 shares of Company common stock at any time following the authorization and reservation of a sufficient number of shares of Company common stock by all requisite action, including action by the Company’s Board of Directors and by Company stockholders, to provide for the conversion of all outstanding shares of Series C Preferred Stock into shares of Company common stock. On March 25, 2009 the Company filed an Amended Certificate of Incorporation, in which the authorized amount of common stock has been increased from 750,000,000 to 3,000,000,000 shares of common stock.  Accordingly, all shares of Series C Preferred Stock outstanding on June 23, 2009, ninety (90) days of the Authorization Date, were converted into 583,000,000 shares of common stock.  As of December 31, 2010, 0 shares of Series C Preferred Stock remain outstanding.

WARRANT LIABILITY

The Company adopted FASB ASC 815-40 effective January 1, 2009. The adoption of FASB ASC 815-40 affects the requirements of accounting for warrants and many convertible instruments that have provisions that protect holders from a

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The warrant issued to Arch Hill, in conjunction with the October 2005 Arch Hill Debt Exchange, and the warrant issued to Portfolio Lenders II, LLC, in conjunction with the December 6, 2005 convertible note, contain down-round adjustment provisions. The Company concluded that such a triggering event was not based on an input to the fair value of “fixed-for-fixed” option and therefore is not considered indexed to the Company’s own common stock. The Arch Hill warrant also contains a net settlement provision and because it contains both characteristics, is accounted for as a derivative in accordance with FASB ASC 815-10. The Portfolio Lenders II, LLC warrant does not contain a net settlement provision. The Company recognizes both the Arch Hill and the Portfolio Lenders II, LLC warrants as a liability at the fair value on each reporting date. These warrants were classified as liability in prior periods due to lack of sufficient authorized shares of common stock that would have to be issued in the event of exercise.  Although the Company has increased the authorized shares of common stock to be issued to allow conversion of all warrants and convertible instruments, warrants with down-round provisions will remain classified as liabilities at their fair value.  The Company measured the fair value of these warrants as of December 31, 2010 to be $14,000, and recorded other income of $130,000 resulting from the reduction of the liability associated with fair value changes of the warrants as of December 31, 2009. The Company determined the fair values of these securities using the Black-Scholes valuation model with the following assumptions:

Number of warrants 2,250,000
Exercise price $ .1471
Fair value of warrants $14,000
Volatility 180% -186%
Risk-free interest rate .47%
Expected dividend yield 0%
Expected warrant life 0.34 year

Recurring Level 3 Activity and Reconciliation
The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial liabilities categorized as Level 3 as of December 31, 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Warrant liability:

Balance as of January 1, 2010	$150,000
Decrease in fair value of warrants	(130,000)
Reclassification to equity	(6,000)
Balance as of December 31, 2010	$14,000

The warrant issued to Arch Hill in the Debt Exchange to purchase 2,205,262 shares of Common Stock expired on October 21, 2010.

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

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—INCOME TAXES

The Company’s provision for income taxes for 2010 consists primarily of foreign taxes emanating from the settlement with the German tax authorities discussed below. It also includes increases in estimated tax liabilities for the Company’s worldwide uncertain tax positions disclosed below.

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

For subsidiaries, local commercial and tax legislation contains provisions that may imply more than one treatment for a transaction. Thus, management’s judgment of the companies’ business activities and transactions may not coincide with the interpretation of the tax authorities. In the event that a particular transaction is challenged by the tax authorities the subsidiaries may incur penalties and taxes on present and past transactions. Management believes that the financial statements adequately reflect the activities of the subsidiaries. See the table in Note 9 – Segment Information for additional details on U.S. and Foreign net losses.

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In 2010 the value of the foreign net operating loss carryforward decreased as a result of decreases in the exchange rate between the US dollar and the Euro, and because certain net operating losses expired during the year. The breakdown of the deferred tax asset as of December 31, 2010 and 2009 is as follows:
	December 31, 2010	December 31, 2009

Net operating loss carryforward - US	$28,571,000	$26,872,000
Net operating loss carryforward - Foreign	16,532,000	19,019,000
Total	45,103,000	45,891,000
Less: Valuation allowance	(45,103,000)	(45,891,000)
Net	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. There are no other significant temporary differences between net loss and tax loss in the U.S. or Foreign operations that would give rise to material deferred tax items.  Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

Valuation allowance, December 31, 2008	$42,339,000
Increase	3,552,000
Valuation allowance, December 31, 2009	$45,891,000
Decrease	(788,000)
Valuation allowance, December 31, 2010	$45,103,000

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2010	December 31, 2009

Federal statutory tax rate	(34.0%)	(34.0%)
State tax	(6.6%)	(6.6%)
Valuation allowance	36.0%	40.6%
Foreign	4.6%	0.0%
Foreign tax assessments and uncertain tax positions	11.1%	0.0%
Total	11.1%	0.0%

At December 31, 2010, the Company had net operating loss carry forwards for United States Federal income tax purposes of approximately $71,427,000 for year ended December 31, 2010 expiring in the years 2011 through 2030. Current United States Federal tax law limits the use of net operating loss carry forwards after there has been a substantial change in ownership, as defined in Internal Revenue Code Section 382, during a three year period. Due to changes in ownership between 1993 and 1997, and the conversion of Senior Secured Convertible Notes in January 1999, and the Share Exchanges, there exists substantial risk that the Company’s use of net operating losses for United States tax purposes may be severely limited under the Internal Revenue Code. The Company and its subsidiaries are subject to audits for the past nine years as a result of  filing the respective tax returns late for certain of those years.

Approximately $2,000,000 in foreign net operating losses will expire between 2011 and 2017, and $59,000,000 in foreign net operating losses can be carried forward indefinitely but the deductibility is subject to annual limitations.

ASC 740 “Tax Position” clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The cumulative effect of the change in accounting principle must be recorded as an adjustment to opening retained earnings. During 2010 the Company recorded an accrual for uncertain tax positions of $277,000.

In June 2009 GAIA received the initial assessment of an investigation of the German tax authorities regarding the transfer of Intellectual Property Rights and patents to Dilo AG in Switzerland, a wholly owned subsidiary, for the period 2001-2004.  In past years, former management has been of the opinion that these investigations would not result in a material claim against GAIA or its former management from the German tax authorities. The German tax authorities claimed corporate tax had to be filed and paid on the value of the transfer. Management prepared a response to the German tax authorities’ claim. After extensive discussions and evaluation of management’s response to the tax authorities’ claim, the German tax authorities finally issued an assessment of €339,000 (approximately $446,000) as a final settlement on this issue.  The Company has recorded an income tax expense for $723,000 during the year ended December 31, 2010.

NOTE 6—COMMITMENTS AND CONTINGENCIES

OFFICE LEASE

The Company signed a six month sublease agreement on April 1, 2009 with Porous Power Technologies for a total rent of $42,000 ($7,000 per month), with the possibility to extend the sublease for 3 month periods. The Company extended its sublease each quarter during 2010 but provided notice to Porous Power Technologies to terminate the sub-lease as of December 31, 2010.  . The Company has signed a new lease agreement with W&J Enterprises, LLC for 18 months for a 2,000 square foot office space in Fairfax, Virginia and relocated its corporate headquarters to this location effective January 1, 2011.  The base rent (which includes taxes and condo fees) will be $2,667 per month with an option to renew at market rate at the end of the lease. This facility has sufficient space to meet the Company’s near-term needs in the United States.  Effective January 1, 2011 the Company’s corporate headquarters are located at the Fairfax, Virginia facility.

LITIGATION

Andrew J. Manning, a former employee of the Company, filed a complaint in October 2008, in the Superior Court of New Jersey, Morris County, Law Division, against the Company and other parties, alleging breach of contract, breach of covenant of good faith and fair dealing, negligent misrepresentation, tortious interference with Mr. Manning’s economic gain, retaliation, unjust

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

enrichment, and intentional infliction of emotional distress. On December 1, 2010, the Superior Court issued an order granting the Company’s motion for summary judgment and dismissing Mr. Manning’s complaint with prejudice. However, Mr. Manning has appealed the order. This matter has not been resolved as of the date hereof.

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

GOVERNANCE AGREEMENT

On April 28, 2008 the Company entered into a Governance Agreement (the “Governance Agreement”) with certain shareholders of the Company who owned in aggregate approximately 22% of the Company Stock at the time of execution, Stichting and Arch Hill Capital. The Governance Agreement is no longer applicable but has not been terminated by either party.

EMPLOYMENT AND CONSULTING AGREEMENTS

On June 26, 2008, Dr. Klaus Brandt was appointed as the Chief Technology Officer of Lithium Technology Corporation by the Company’s Board of Directors. Prior to this Dr. Klaus Brandt was Chief Executive Officer since May 18, 2007, a Director of the Company since September 27, 2006 and an Executive Vice President since June 2005. Additionally, Dr. Brandt was the Managing Director of the Company’s subsidiary, GAIA, since April 2005 pursuant to an employment agreement which expired on December 31, 2007. On January 1, 2008, Dr. Brandt entered into a new employment contract with GAIA for a three year term. Under this employment agreement, Dr. Brandt received a base annual salary of €200,000 and any compensation approved by the Board of Directors of the Company. As Chief Technology Officer his base annual salary was not changed. Dr. Brandt resigned as Chief Technology Officer of the Company and Managing Director of GAIA effective August 31, 2010 but continued as a consultant with the Company until December 31, 2010.

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

Each Consulting Agreement had a term through December 31, 2010 and may be terminated on 60 days written notice. Each Consulting Agreement provides that the respective Consultant will consult with the directors, officers and employees of the Company concerning matters relating to the management and organization of the Company, its financial policies, the terms and conditions of employment of the Company’s employees, and generally any matter arising out of the business affairs of the Company.

The Steenbergh Consulting Agreement provides that Mr. van den Berg, an employee of Steenbergh, the Chief Executive of Arch Hill Capital and the Co-Chairman of the Board of the Company, spend a minimum of 32 hours per month in fulfilling his obligations under the Consulting Agreement in return for payment by the Company of a monthly fee of Euros 4,167.

The FMSUD Consulting Agreement provides for Mr. Mulder, an employee of FMSUD, and the Co-Chairman of the Board of the Company, to spend a minimum of 32 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of Euros 7,500 and Euros 4,167 for his services as a director.

The OUIDA Consulting Agreement provides for Mr. Kremers, an employee of OUIDA Management Consultancy B.V. and the Chief Executive Officer and a director of the Company, to spend a minimum of 160 hours per month in fulfilling his obligations under the Consulting Agreement and the payment by the Company of a monthly fee of Euros 20,820.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Consulting Agreements have been renewed through December 31, 2012. See Note 11 - Subsequent Events in Notes to Consolidated Financial Statements contained herein for a description of the terms of extension of the Consulting Agreements.

For the period commencing on October 1, 2006 and ending April 1, 2008 an agreement for advisory services by Fidessa Asset Management S.A. (“Fidessa”) was signed by LTC. For these services Fidessa Asset Management S.A. received fees of $450,000 in 2007 and $300,000 in 2008. Additionally Fidessa Asset Management S.A. was entitled to receive an equity compensation of 16,666,667 shares of common stock which were delivered in September 2009. On January 13, 2011 the Company issued 20,198,224 shares of its Common Stock at $0.0338 per share (approximately $682,700) to Fidessa in consideration of all professional services rendered to the Company including arranging, facilitating and negotiating the extension to June 30, 2013 of all Fidessa investor-owned convertible debentures that were maturing on September 30, 2010. Fidessa also agreed that the issuance of Common Stock served as full and complete settlement of any and all amounts owed or alleged to be owed for any services of Fidessa prior to the date of issuance.

Arch Hill Real Estate N.V. had over the period 2004 and 2005 billed an amount of $70,000 per month as management fees to GAIA Holding BV. The amount was unpaid as of December 31, 2010 and is represented by the Promissory Notes to Arch Hill (“Promissory Notes – Related Party”). The Company also had Related Party receivables from various affiliates of Arch Hill amounting to $294,000 as of December 31, 2009.  In November 2010 an agreement was concluded with Arch Hill wherein the Company would write-off Euros 132,000 (approximately $177,000) of the Related Party receivables, and apply the remaining amount against the balance due on the Promissory Notes – Related Party.   The Related Party receivable has been reduced by Euros 132,000 (approximately $177,000) as of December 31, 2010 and the balance due on the Promissory Notes – Related Party has been reduced by the remaining Related Party receivable as of December 31, 2010.  The balance on the Promissory Notes - Related Party was $1,603,000 and $1,814,000 as of December 31, 2010 and December 31, 2009, respectively. The Notes bear cumulative interest at 6% per annum. Under the Subordinated Loan Agreement (the “Subordinated Loan Agreement”) terms, the Notes can be called when GAIA does not have negative shareholders equity. The loans are subordinated to all other creditors of GAIA.

On January 3, 2011, the Company issued a Convertible Debenture for Euro 900,000 (approximately $1.2 million) in consideration for professional services rendered in arranging and negotiating the extension of all Arch Hill convertible debentures that were maturing on December 31, 2010 and September 30, 2010 to June 30, 2013.

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

The Company is authorized to issue 3.0 billion shares of the common stock and 100 million shares of preferred stock. Of the 100 million authorized shares of preferred stock, the Company designated 1,000 shares as Series A Convertible Preferred Stock, which the Company delivered to an investor in the private placement of A Units which concluded in January 2005 and have subsequently been converted into the Company’s common stock. Additionally, the Company designated 100,000 shares of Series B Convertible Preferred Stock which the Company delivered to Arch Hill Capital in connection with a debt exchange in October 2005 of which none are outstanding as of December 31, 2010 and on December 31, 2009. Additionally, the Company designated 300,000 shares of Series C Convertible Preferred. As of both December 31, 2010 and December 31, 2009, no shares of Series C were outstanding.

In accordance with the terms of the definitive agreements executed in connection with the next stages of the Strategic Transaction between the Company and the Strategic Investor, the Company has agreed to proceed with amending its Certificate of Incorporation to increase the number of authorized shares of its Common Stock. Please refer to Note 11 - Subsequent Events for further information regarding the Company's intention to effect such amendment.

SALE OF COMMON STOCK

During the third quarter of 2010, the Company executed an Agreement on Key Terms (the “Term Sheet”) between the Company and the Strategic Investor relating to the Strategic Transaction pursuant to which the Strategic Investor, which is a customer of

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company, may over a certain period of time increase its equity ownership in the Company to more than 50% of the outstanding securities of the Company.

On October 25, 2010, the Company closed on the sale of 83,333,333 shares of Common Stock (the “Shares”) for an aggregate purchase price of $2 million to one investor (the “Purchaser”), which is an affiliate of the Strategic Investor and a customer of the Company, pursuant to the terms of a Stock Purchase Agreement (the “SPA”).  The SPA provided that following December 17, 2010, the Purchaser has the right to demand that the Company cause a registration statement relating to the resale of the Shares to be filed with the SEC (the “Registration Statement”) as promptly as practicable and in no event later than 45 days following a written demand for registration (such 45th day, the “Required Filing Date”) and to become effective as promptly as practicable and in no event later than 90 days following the earlier of (a) the Required Filing Date and (b) the date such Registration Statement was filed.  The Company’s obligation to cause the Registration Statement to be filed and to maintain the effectiveness thereof shall expire at such time as the entirety of the Shares can be publicly resold without restriction in the absence of registration.  For each thirty day period or portion thereof during which a breach of the registration obligations remains uncured, the Company shall pay to Purchaser 2% of the aggregate Purchase Price.  The Company and the Purchaser shall each pay 50% of the costs and expenses associated with the preparation and filing of the Registration Statement provided however the total of such costs and expenses that the Purchaser shall bear shall not exceed $50,000.

The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Shares in this transaction. The sale of the Shares was exempt from registration under Section 4(2) of the Securities Act. The Shares were sold and issued to the Purchaser in a private transaction without the use of any form of general solicitation or advertising. The underlying securities are “restricted securities” subject to applicable limitations on resale. As of December 31, 2010, the Purchaser has not requested for the Registration Statement to be filed.

The Company executed definitive agreements relating to the next stages of the Strategic Transaction on March 30, 2011 but has not yet closed the financing. Please refer to Note 11 - Subsequent Events in Notes to Consolidated Finanical Statements contained herein.

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

The Series B Preferred Stock has been converted into 264,103,114 shares of common stock during 2009. The Company has no shares of Series B Preferred Stock outstanding as of December 31, 2010 and 2009.

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

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

All shares of Series C Preferred Stock outstanding on June 23, 2009, ninety (90) days after the authorization date of the increase in authorized shares of common stock to be issued, were converted into 583,000,000 shares of common stock. As of December 31, 2010 and December 31, 2009, the Company has no shares of series C Preferred Stock outstanding.

2010 TRANSACTION BONUS PLAN

On November 11, 2010, the Company adopted an Amended and Restated Transaction Bonus Plan (the “Plan”) to provide an incentive bonus to persons providing services to the Company in connection with the Strategic Transaction.  The Plan provides that the participants named in the Plan who are providing services to the Company in connection with the Strategic Transaction (each, a “Participant”) are entitled to receive, on the terms and conditions set forth in the Plan, 1/3 of the Transaction Bonus Pool (as defined below) (the “Transaction Bonus Award”).   The Participants in the Plan are Theo M.M. Kremers, Fred Mulder and Christiaan A. van den Berg, each a director of the Company and providing consulting services to the Company pursuant to consulting agreements dated September 15, 2009.  In addition, Mr. Kremers is the Chief Executive Officer of the Company.

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

The Warrants will vest on the date subsequent to the date of issuance that the Company executes the definitive agreements (the “Strategic Investor Agreements”) relating to the Strategic Transaction (the “Vesting Date”) on the condition that (i) the Warrants are reviewed, and found to be fair to the Company by an independent person or firm with expertise in the area of transaction bonus compensation and (ii) the applicable Participant is providing services to the Company on the Vesting Date unless terminated by the Company other than for Cause (as defined in the Plan), as a result of disability (as defined in the Plan) or death of the Participant, or the Participant has terminated his or its services to the Company for Good Reason (as defined in the Plan).  In the event the Strategic Investor does not acquire or vest in all of the Control Shares provided for in the Strategic Transaction, the Warrants shall nevertheless vest on the Vesting Date and shall remain vested provided the above vesting conditions are satisfied. As at December 31, 2010 the conditions for vesting were contingent and as a result a charge for this item in the approximate amount of $4.9 million will be recorded in the first quarter of 2011. See Note 11 - Subsequent Events.

2002 STOCK INCENTIVE PLAN

LTC’s Board of Directors adopted the 2002 Stock Incentive Plan (the “2002 Plan”) in January 2002. The 2002 Plan terminates in 2012. A total of 350,000 shares of common stock are reserved and available for grant. No options were granted for the years ended December 31, 2010 and 2009. The exercise price of an option granted under the 2002 Plan will not be less than the fair market value of the Company’s common stock on the date of grant; however, for any non qualified Stock Option the option price per share of common stock, may alternatively be fixed at any price deemed to be fair and reasonable, as of the date of the grant. Options granted that are not vested will be cancelled immediately upon termination of the grantee’s employment or association with LTC, except in certain situations such as retirement, death or disability. Vested options are exercisable for up to sixty months upon termination of the Grantee’s employment or association with LTC.

All outstanding employees and directors options are summarized as follows:

	Options	Weighted Average Exercise Price
Outstanding and Exercisable, January 1, 2008	89,902	$4.78
Expired in 2008	(750)	2.00
Outstanding and Exercisable, December 31, 2008	89,152	$4.80
Expired in 2009	(29,123)	1.22
Outstanding and Exercisable, December 31, 2009	60,029	$4.91
Expired in 2010	0	-
Outstanding and Exercisable, December 31, 2010	60,029	4.91

The following table summarizes information about stock options outstanding at December 31, 2010:

Range of Exercise Prices	Options outstanding	Weighted Average Remaining Contractual Life
$2.80	1,000	4.0	Years
$4.00	22,500	2.3	Years
$4.40	730	2.6	Years
$5.20	24,629	3.3	Years
$5.60	9,170	3.2	Years
$9.60	2,000	1.8	Years
Balance outstanding as of December 31, 2010	60,029

WARRANTS

Warrants as of December 31, 2010 and 2009 are summarized as follows:

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Outstanding and Exercisable	Outstanding	Total Warrants	Weighted Average Exercise Price

December 31, 2008	33,341,031	-	33,341,031	$0.9852
Issued	-	-	-
Exercised	(1,246,557)	-	(1,246,557)	0.0227
Expired	(25,639,212)	-	(25,639,212)	1.2332
December 31, 2009	6,455,262	-	6,455,262	$0.1904
Issued	-	202,348,282	202,348,282	0.0247
Exercised	-	-	-	0.0000
Expired	(4,205,262)	-	(4,205,262)	0.2135
December 31, 2010	2,250,000	202,348,282	204,598,282	$0.0260

The following table summarizes information about warrants outstanding as of December 31, 2010:

	Year Ended December 31, 2010

Exercise Price	Number of Warrants Outstanding	Time to Expiration in Years

$0.2500	500,000	0.34 Years
0.2000	500,000	0.34 Years
0.1000	1,000,000	0.34 Years
0.0243	250,000	0.34 Years
0.0247	202,348,282	5.25 Years	(1)

Total warrants
outstanding	204,598,282
Weighted
Average exercise
price	$0.0260

(1)	Warrants expire five years from the vesting date

NOTE 8 – RELATED PARTY TRANSACTIONS

Related Party transactions are disclosed in Notes 4 -Debt, Note 7 – Stockholders’ Equity and Note 11 - Subsequent Events.

NOTE 9—SEGMENT INFORMATION

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

Geographic information is as follows:

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenues
Domestic Operations	$1,055,000	$2,398,000
European Operations	5,298,000	4,973,000
	$6,353,000	$7,371,000

	Year Ended December 31, 2010	Year Ended December 31, 2009
Net Loss
Domestic Operations	$(3,890,000)	$(5,520,499)
European Operations	(3,357,000)	(4,989,501)
	$(7,247,000)	$(10,510,000)

	December 31, 2010	December 31, 2009
Property and equipment, net
Domestic Operations	$10,000	$17,000
European Operations	5,637,000	6,697,000
	$5,647,000	$6,714,000

During 2010 53% of our revenues were generated from three major customers as compared to 55% of our revenue generated by two major customers in 2009.  As of December 31, 2010, 17% of net accounts receivable was concentrated with one of the Company’s major customers. During 2010 sales to companies related to the Strategic Party described in Note 7 – Stockholders’ Equity above amounted to 9% of the Company’s consolidated revenues.

NOTE 10 — SUPPLEMENTAL CASH FLOW INFORMATION

ADDITIONAL SUPPLEMENTAL CASH FLOW INFORMATION

For the Years Ended December 31,

2010	2009
Accrued interest of $883,000 on the July 2007 10% Convertible Note was converted to a non-secured 10% Related Party Convertible Note due to Arch Hill Capital NV	1,377,136 warrants were exercised in a cashless exercise in exchange for 472,836 common shares.

$1,900,000 was recorded as deferred financing charges in Deferred charges and other assets and $1,900,000 in Other long term liabilities. See Note 11 – Subsequent Events for details.	$3,627,000 in subordinated loans with a related party was converted into 190,172,300 common shares

100,000 Convertible Series B Preferred shares were converted into 264,103,114 common shares

233,200 Convertible Series C Preferred shares were converted into 583,000,000 common shares

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—SUBSEQUENT EVENTS

Euro 900,000 Arch Hill Related Party Convertible Promissory Note

On January 3, 2011, the Company issued a Convertible Promissory Note (“the Note”)  to Arch Hill Capital, a related party for Euros 900,000 (approximately $1.2 million) in consideration for professional services rendered in arranging and negotiating the extension of all Arch Hill convertible debentures that were maturing on December 31, 2010 and September 30, 2010 to June 30, 2013.  The Note is convertible into 29,819,250 shares of Common Stock at $0.04 per share.  Arch Hill also agreed that the issuance of the Note served as full and complete settlement of any and all amounts owed or alleged to be owed for any services of Arch Hill prior to the date of issuance. This deferred financing cost $1.2 million has been recorded as a non-current liability in the balance sheet as at December 31, 2010 and will be amortized over the term of the extended debt to June 30, 2013.

Issuance of 20,198,224 Common Stock Shares to Fidessa

On January 13, 2011, the Company issued 20,198,224 Common Stock at $0.0338 per share (approximately $700,000) to Fidessa in consideration for its services rendered including arranging, facilitating and negotiating the extension of all Fidessa convertible debentures that were maturing on September 30, 2010 to June 30, 2013.  Fidessa also agreed that the issuance of the common stock served as full and complete settlement of any and all amounts owed or alleged to be owed for any services of Fidessa prior to the date of issuance.  This deferred financing cost of $683,000 has been recorded as a non-current liability in the balance sheet as at December 31, 2010 and will be amortized over the term of the extended debt to June 30, 2013.  This liability was reclassified to equity during the first quarter of 2011.

Securities Purchase Agreement by Strategic Investor

 On March 30, 2011, Lithium Technology Corporation (the “Company”) entered into several related definitive agreements with Cicco Holding AG, an affiliate of the Strategic Investor  (the “Purchaser”) concerning a series of strategic transactions (the “Strategic Transactions”).  The definitive agreements executed by the Company and the Purchaser included a Securities Purchase Agreement (the “Purchase Agreement”), a Closing Note (the “Closing Note”), a Closing Warrant (the “Closing Warrant”), an Investor Rights Agreement (the “IR Agreement”) and a Joint Venture and Shareholder’s Agreement through GAIA Holding B.V. (“GAIA”), a subsidiary of the Company (the “JV Agreement” and together with the Purchase Agreement, the Closing Note, the Closing Warrant and the IR Agreement, the “Strategic Agreements”).  Unless otherwise defined herein, all defined terms herein shall have the meaning ascribed to them in the respective Strategic Agreements. The Company has not yet closed the financing.

Pursuant to the terms of the Purchase Agreement, the Company agreed to sell to the Purchaser 721,500,000 Shares of the Company’s Common Stock, $.01 par value (the “Shares”).  In consideration of the Shares, the Purchaser agreed to deliver to the Company at Closing (i) Three Million U.S. Dollars ($3,000,000) and (ii) an executed purchase order for the Battery Pack units containing at least 14,400 battery cells (the “Purchase Order”).    Of the Shares, 596,500,000 will be held in escrow by the Company or its counsel and shall be released to the Purchaser in proportion to the amounts funded under the Notes as compared to the Commitment Amount (as defined below) within five (5) days of receipt of an advance under any Note.

Additionally, under the terms of the Purchase Agreement, the Purchaser agreed to make a loan facility available to the Company in exchange for the issuance of convertible promissory notes, each in the form attached to the Purchase Agreement (each a “Note”).  The Purchaser agreed to provide advances to the Company (each an “Advance”) up to an aggregate limit of Four Million Six Hundred Twenty-Nine Thousand One Hundred and Ninety-Eight U.S. Dollars ($4,629,198) (the “Commitment Amount”).  The Company may request an Advance or the Purchaser may provide the Company with an Advance up to the Commitment Amount through December 31, 2011.  Upon the receipt of any Advance, the Company agreed to issue a Note in the principal amount of such Advance.   Each Note accrues interest at nine percent (9%) per annum and matures on June 30, 2013 (the “Maturity Date”).   The holder of each Note may at its option convert the principal of and accrued interest on the Note into shares of the Company’s Common Stock at $.03 per share (subject to certain adjustments for Company dilutive events set forth in Section 3.1(a) of the Note) at any time prior to the Maturity Date.  Each Note also gives the holder the right to accelerate the Note upon the occurrence of an Event of Default.

Each Note will be guaranteed by two of the Company’s subsidiaries, GAIA Akkumulatorenwerke GmbH (“GAIA GmbH”) and Dilo Trading AG  (“Dilo”) (each a “Guarantor Subsidiary”) (each guaranty a “Guaranty”).  Each Guaranty contains an agreement by each affiliated entity of the Guarantor Subsidiary (each an “Affiliated Creditor”), which includes the Company to subordinate any indebtedness owed by the Guarantor Subsidiary to the Affiliated Creditor.  Therefore, the Company will also be a party as an “Affiliated Creditor” to each Guaranty.  Under the

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

terms of the Purchase Agreement, the Company agreed to enter and to cause each Guarantor Subsidiary to enter into the respective Guarantees within thirty (30) days of the Closing Date and to cause each Affiliated Creditor to convert such indebtedness to equity.

On the Closing Date, the Company agreed to issue to the Purchaser the Closing Note in the form of the Note in the principal amount of Three Hundred Seventy Thousand Eight Hundred Two Dollars ($370,802), which represents the Cumulative Investment paid to the Company by the Purchaser as excess funding in the purchase of battery cells from the Company prior to the Closing Date.  The Purchaser agreed to waive any requirement that the Closing Note be guaranteed upon execution and issuance thereof on the Closing Date.

The Company also agreed to issue a Closing Warrant to the Purchaser that is designed to provide the Purchaser with anti-dilution protection against the exercise or conversion of the Specified Antidilution Securities (described below).  The Closing Warrant is fully vested and is exercisable by the holder thereof for as long as any of the Specified Antidilution Securities (as defined below) is outstanding and exercisable.  The exercise price for each share issuable thereunder (each a "Warrant Share") is $.01 per share and the Closing Warrant must be exercised on a cashless basis.  The holder of the Closing Warrant may exercise the Closing Warrant for such number of Warrant Shares, when added to the Specified Share Number, which is equal to 35.0% of the Specified Antidilution Base.  The “Specified Share Number” is the sum of (i) the number of October Shares, (ii) the number of Closing Shares (assuming the release of all Holdback Shares), and (iii) the number of shares of Common Stock issuable upon conversion of all Notes (assuming that the Commitment Amount has been fully funded under the Notes) at the time of determination (as each of the foregoing terms is defined in the Securities Purchase Agreement).   The “Specified Antidilution Base” is the sum of (i) 1,907,371,256 shares of Common Stock outstanding on the date of issuance of the Closing Warrant, (ii) the number of shares of Common Stock, if any, issued upon exercise or conversion of the Specified Antidilution Securities following the Closing Date, and (iii) the number of shares of Common Stock issuable as Warrant Shares after giving effect to the exercise of the Closing Warrant on a “cashless exercise” basis.  The “Specified Antidilution Securities” are any outstanding options, warrants, convertible notes and debentures of the Company prior to the Closing Date.

Under the terms of the Purchase Agreement, the Purchaser shall additionally be entitled to receive warrants to purchase shares of the Company’s Common Stock (each a “Performance Warrant”) upon the fulfillment of certain conditions specified in the Purchase Agreement including the achievement of certain Performance Targets by the Joint Venture Entity (as defined below).  The Performance Warrants issuable to Purchaser shall be for the purchase of the specified amount of shares of Common Stock at the specified exercise prices in the Purchase Agreement for each Performance Target.  For a portion of the Performance Warrants issuable for the Warrant Shares, in order to exercise such Performance Warrant, the funding in full of the Commitment Amount of the Notes and the conversion in full of all outstanding Notes must occur.  For the Performance Warrants issuable for the Warrant Shares in order for each such Performance Warrant to be issued, the funding in full of the Commitment Amount of the Notes and the conversion in full of all outstanding Notes must occur.  Each Performance Warrant when issued is fully vested and is exercisable for one (1) year from the date of issuance.  The number of shares issuable and the exercise price per share are subject to adjustment for certain Company events as set forth in the Warrant.

The Company also executed the IR Agreement with the Purchaser, which provides, among other things, demand registration rights after June 1, 2011 and piggyback registration rights to the holder(s) of the Common Stock purchased on the Closing Date, the Common Stock issuable upon conversion of the Notes, and the Common Stock issuable upon exercise of the Warrants outstanding at the time of registration.  The IR Agreement further grants to the Purchaser a right of first refusal to purchase shares of the Company’s Common Stock being offered and/or issued by the Company upon the same offer/issuance terms except for issuance by the Company of securities (i) pursuant to any contract or plan in effect as of the date of the IR Agreement, (ii) in connection with the employment or retention of management and certain others at an exercise, conversion or issuance price not below fair market value at the security date of grant or issuance, as the case may be, or (iii) where such issuance is approved by the Purchaser.  The IR Agreement additionally grants to the Purchaser the right to appoint directors to the Company’s Board of Directors and to the Company’s Audit Committee according to the terms of the IR Agreement.

Finally, the IR Agreement provides that, after such date as the Commitment Amount has been funded in full and until the later to occur of the Purchaser’s ownership interest decreasing below thirty-five percent (35%) of the Company’s outstanding Common Stock taking into account all of its equity ownership and the shares that it is entitled to under any Notes or the Closing Warrant or the Purchaser selling a share of Common Stock, without the approval of at least four (4) directors, neither the Company may nor may it authorize its subsidiaries to effect certain corporate actions specified in the IR Agreement.

The Company, through GAIA, has agreed to enter into the JV Agreement with the Purchaser.  Pursuant to the terms of the JV Agreement, through the joint venture the two entities intend to engage in the business of developing, manufacturing, marketing, selling and distributing battery packs (“Battery Packs”), and complete energy management systems (“CEMS”) for and to the automotive industry and any other industry in which mass volume application of CEMS and/or Battery Packs is possible using and applying

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the technology of both entities. Pursuant to the terms of the JV Agreement, the Company is making an initial investment in the Joint Venture Entity of Swiss Francs (“CHF”) 490,000 (approximately $521,000) and an aggregate investment of CHF 980,000 (approximately $1,042,000) and for such investment, the Company will receive a fifty percent (50%) economic ownership interest and a thirty percent (30%) voting ownership interest.  The Joint Venture Entity’s Board of Directors shall consist of four (4) members.  The Company has the right to appoint two members to the Board of Directors of the Joint Venture Entity.  The ownership of the Joint Venture Entity by the Company is subject to certain prohibitions on share transfers, a right of first refusal, tag-along and drag-along rights as well as a call option in the event of a shareholder breach of the JV Agreement.

The JV Agreement further provides that the Joint Venture Entity shall not declare any dividends to the shareholders in the first full business year after incorporation and as from the second full business year after incorporation, fifty percent (50%) of the accumulated profits of the Joint Venture Entity shall be paid out to each of the shareholders and the remaining fifty percent (50%) shall be retained and used as working capital.

Additionally, pursuant to the terms of the JV Agreement, the Company has agreed to enter into a License Agreement between the Company, its subsidiaries GAIA GmbH and Dilo (collectively, the “Licensors”), and the Joint Venture Entity within thirty (30) days of the Closing Date.  The License Agreement between the Licensors and the Joint Venture Entity provides that the Licensors shall, in return for a royalty payment, license all of their know-how, patents, technology, software and intellectual property rights necessary for the development or manufacturing of battery cells (collectively, the “LTC Technology”), including any improvements thereof, to the Joint Venture Entity for its use in developing, manufacturing, selling, marketing, exporting and importing battery cells and Products (as defined in the License Agreement) in the Relevant Market (as defined in the License Agreement).  The Joint Venture Entity may sublicense its rights under the License Agreement to certain related third parties of the Joint Venture Entity and to third parties who have been approved by the Licensors and have entered into a sub-licensing agreement in form and substance similar to the License Agreement.  For the license of the LTC Technology, the Joint Venture Entity shall pay to the Licensors the royalty fees set forth in the License Agreement.  The term of the agreement shall be for ten (10) years from the date of execution with additional five (5) year renewal terms upon six (6) months prior notice to the Licensor by the Licensee of its desire to extend the term.

Additionally, in accordance with the terms of the License Agreement, the Company has agreed to provide to the Joint Venture Entity a continuous supply of Battery Cells subject to mutually agreed commercial terms required in connection with the proposed operations of the Joint Venture Entity until such time as the Joint Venture Entity is able to provide the supply on its own as well as research and development support as reasonably requested by the Joint Venture Entity at no cost to the Joint Venture Entity.

Extension of Consulting Agreements with Current Directors

The Company entered into letter agreements with consulting firms that employ Theo Kremers, Fred Mulder and Christiaan van den Berg, the current Directors of the Company, to retain their services for an additional term through December 31, 2012 and to provide payment to each of them of a monthly Director fee of €4,167 for their services as a Director of the Company. The agreements are specifically with FMSUD Consultancy B.V. (the “Mulder Agreement”), OUIDA Management Consultancy BV (the “Kremers Agreement”) and Steenbergh Management BV (the “van den Berg Agreement”).

The Mulder Agreement additionally provides that the Company shall pay a monthly consulting fee of €7,500 to FMSUD Consultancy B.V. for its services.

The OUIDA Agreement additionally provides that the Company shall pay a monthly consulting fee of €20,833 to OUIDA Management Consultancy BV in exchange for at least 160 hours of services each month. The OUIDA Agreement finally provides that in the event that Theo M. M. Kremers, an employee of OUIDA Management Consultancy B.V. is no longer the Chief Executive Officer of the Company but is still providing consulting services to the Company, the Company shall be entitled to only 64 hours of services per month and shall pay a monthly consulting fee of €8,333.

Election of New Director

In connection with the Strategic Transactions and pursuant to the terms of the IR Agreement described above, the Company set the number of its Board of Directors at five (5) Directors and will appoint one new Director designated by the Purchaser, at the time of the closing Mr. William Tet Hin Chia.

The Company agreed to enter into a letter agreement with the Company’s new Board member, Mr. William Tet Hin Chia, as disclosed above, to provide payment to him a monthly fee of € 4,167 for his services as a Director of the Company.

Indemnification Agreements

In connection with the Strategic Transactions and the appointment of the new Directors to the Board of Directors, the Company entered into Indemnification Agreements on mutually agreeable terms with each current Director of the Company and has agreed to enter into indemnification agreement with the new Director of the Company designated by the Purchaser within thirty (30) days of the Closing Date.

Amendments to Articles of Incorporation

In connection with the Strategic Transactions, the Company has agreed to file an Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, to increase the number of authorized shares of the Company’s Common Stock.  The increase in the number of authorized shares of Common Stock is needed in order for the Company to have adequate reserves of Common Stock available for issuance upon exercise of any of the Warrants issued to the Purchaser, conversion of any of the Notes issued to the Purchaser and conversion and/or exercise of previously issued notes, debentures, options and warrants.