Form 10-Q
period 2011-03-31
LITHIUM TECHNOLOGY CORP
filed 2011-05-20
CIK 804154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended March 31, 2011

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

(571) 207-9058
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 16, 2011, the Company had 2,032,371,256 shares of common stock outstanding.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$462,000	$927,000
Accounts receivable, net	375,000	630,000
Inventories	1,272,000	1,457,000
Prepaid expenses and other current assets	140,000	64,000
Total current assets	2,249,000	3,078,000
Property and equipment, net	5,824,000	5,647,000
Other assets	1,896,000	2,055,000
Total assets	$9,969,000	$10,780,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$2,555,000	$1,616,000
Accrued interest	3,755,000	3,069,000
Related party debt	1,705,000	1,603,000
Current portion of long term debt	4,806,000	4,156,000
Other current liabilities and accrued expenses	2,666,000	3,431,000
Warrant liability	3,000	14,000
Total current liabilities	15,490,000	13,889,000

Related party debt long term	9,885,000	7,803,000
Long term debt	10,684,000	10,569,000
Other long term liabilities	—	1,900,000

Total liabilities	36,059,000	34,161,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Total Preferred Stock Authorized 100,000,000: no shares issued or outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, par value $.01 per share, authorized - 3,000,000,000 at March 31, 2011 and December 31, 2010; issued and outstanding - 1,907,371,256 at March 31, 2011 and 1,887,173,032 at December 31, 2010	19,074,000	18,872,000
Additional paid-in capital	117,421,000	116,940,000
Accumulated other comprehensive loss - cumulative translation adjustments	(3,890,000)	(3,963,000)
Accumulated deficit	(158,695,000)	(155,230,000)
Total stockholders’ deficit	(26,090,000)	(23,381,000)
Total liabilities and stockholders’ deficit	$9,969,000	$10,780,000

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010

REVENUES
Products and services sales	$2,276,000	$1,717,000
Cost of goods sold	2,320,000	2,305,000
Gross Loss	(44,000)	(588,000)

EXPENSES
Engineering, research and development	106,000	198,000
General and administrative	1,090,000	1,098,000
Sales and marketing	93,000	146,000
Depreciation	31,000	45,000
Loss on sale of tangible assets	—	5,000
Total expenses	1,321,000	1,492,000
Loss from operations	(1,365,000)	(2,080,000)

OTHER INCOME (EXPENSE)
Change in fair value of warrant liability	10,000	64,000
Interest expense, net of interest income	(766,000)	(547,000)
Interest expense related to amortization of discount on convertible debt	—	(33,000)
Foreign currency translation income (expense)	(1,344,000)	1,148,000
Total other income (expense)	(2,100,000)	632,000

LOSS BEFORE INCOME TAXES	(3,465,000)	(1,448,000)

Income tax expense	—	(456,000)

NET LOSS	(3,465,000)	(1,904,000)

Foreign currency translation adjustments	73,000	(407,000)
COMPREHENSIVE LOSS	$(3,392,000)	$(2,311,000)
Basic and diluted weighted average number of common shares outstanding:	1,907,371,256	1,803,839,699
Basic and diluted net loss per share	$(0.00)	$(0.00)

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(3,465,000)	$(1,904,000)
Adjustments
Depreciation expense	374,000	192,000
Amortization of debt discount	—	33,000
Loss on sale of tangible assets	—	5,000
Currency translation loss (gain)	1,344,000	(1,148,000)
Change in fair value of warrant liability	(10,000)	(64,000)
(Increase)/decrease in assets
Inventories	278,000	204,000
Accounts receivable	271,000	(87,000)
Prepaid expenses and other assets	(71,000)	104,000
Increase in liabilities
Accounts payable and accrued expenses	844,000	2,101,000
Net cash used in operating activities	(435,000)	(564,000)
CASH FLOW FROM INVESTING ACTIVITIES
Capital Expenditures	(9,000)	(110,000)
Net cash used in investing activities	(9,000)	(110,000)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	—	(4,000)
Proceeds from issuance of convertible debt	—	362,000
Deferred financing charges	(60,000)
Net cash provided by financing activities	(60,000)	358,000

CURRENCY EFFECTS ON CASH AND CASH EQUIVALENTS	39,000	(213,000)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(465,000)	(529,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	927,000	1,181,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$462,000	$652,000

Interest paid (Silent Partnership Loans - TBG)	$—	$30,000
Income taxes paid	$—	$—

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

Our condensed consolidated financial statements include the accounts of Lithium Technology Corporation, and all of our subsidiaries.  All material intercompany accounts, transactions and profits are eliminated in consolidation.  For a complete description of the accounting policies of Lithium Technology Corporation and its consolidated subsidiaries, refer to Note 2 of Notes to Consolidated Financial Statements included in Lithium Technology Corporation’s Form 10-K filed for the year ended December 31, 2010.  As of March 31, 2011, there have been no material changes to any of our significant accounting policies.

The accompanying condensed consolidated financial statements for the three months ended March 31, 2011 and 2010 are unaudited and have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the condensed consolidated financial statements fairly present in all material respects, the financial position, results of operations and cash flows for the periods presented.  To the best of our knowledge and belief, all adjustments of a normal recurring nature have been made to properly reflect income and expenses attributable to the periods presented.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2011. The December 31, 2010 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results for the year ended December 31, 2011 or any other period.

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

GAIA Holding, a private limited liability company incorporated under the laws of the Netherlands, is the 100% beneficial owner of GAIA Akkumulatorenwerke GmbH (“GAIA GmbH”). GAIA Holding was incorporated in 1990 and only had limited operations until the acquisition of GAIA GmbH on February 12, 1999 (inception of development stage). GAIA GmbH is a private limited liability company incorporated under the laws of Germany. GAIA Holding’s ownership interest in GAIA GmbH is held through certain trust arrangements.

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

The Company’s operating plan seeks to minimize its capital requirements, but the expansion of its production capacity to meet increasing sales and refinement of its manufacturing process and equipment will require additional capital. The Company expects that operating and production expenses will increase significantly to meet increasing sales, but it is currently unable to achieve sales demand due to the lack of working capital.  For this reason the Company restructured its business in the third quarter of 2008, by abandoning its flat cell production activity and streamlining its cylindrical cell production in Nordhausen Germany. Going forward the US operation will assemble batteries to customer needs for the US market. Batteries for the EU (European Union) market are assembled in Nordhausen Germany.  The Company raised capital through the sale of securities during the first quarter but is continuing to seek other financing initiatives and needs to raise additional capital to meet its working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities. The Company believes that if it raises approximately $4 million in additional debt and equity financings it would have sufficient funds to meet its needs for working capital, capital expenditures and expansion plans through the year ending December 31, 2011.

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

As reported in a Current Report on Form 8-K dated and filed with the SEC on April 7, 2011, the Company executed several definitive agreements on March 30, 2011 with Cicco Holding AG (“Cicco”), an affiliate of Frazer-Nash Research Ltd. (“Frazer-Nash”), which closed on April 1, 2011 the final part of a series of strategic transactions with affiliates of Frazer-Nash (the “Strategic Transaction”). The Company and Cicco executed on March 30, 2011 several related definitive agreements concerning the Strategic Transaction. The definitive agreements executed in connection with the closing of the Strategic Transaction include a Securities Purchase Agreement (the “Purchase Agreement”), a Closing Note (the “Closing Note”), a Closing Warrant (the “Closing Warrant”), an Investor Rights Agreement (the “IR Agreement”) and a Joint Venture and Shareholder’s Agreement through GAIA Holding B.V. (“GAIA Holding”), a subsidiary of the Company (the “JV Agreement” and together with the Purchase Agreement, the Closing Note, the Closing Warrant and the IR Agreement, the “Strategic Agreements”).

Pursuant to the terms of the Purchase Agreement, the Company sold to Cicco 721,500,000 Shares of the Company’s Common Stock, $.01 par value (the “Shares”). In consideration of the Shares, Cicco delivered to the Company in connection with the closing (i) Three Million U.S. Dollars ($3,000,000) and (ii) an executed purchase order for the Battery Pack units containing at least 14,400 battery cells (the “Purchase Order”). Of the Shares, 596,500,000 are being held in escrow by the Companyand its counsel and shall be released to Cicco in proportion to the amounts funded under the Notes as compared to the Commitment Amount (as defined below) within five (5) days of receipt of an advance under any Note.

Additionally, under the terms of the Purchase Agreement, Cicco agreed to make a loan facility available to the Company in exchange for the issuance of convertible promissory notes, each in the form attached to the Purchase Agreement (each a “Note”). Cicco agreed to provide advances to the Company (each an “Advance”) up to an aggregate limit of Four Million Six Hundred Twenty-Nine Thousand One Hundred Ninety-Eight U.S. Dollars ($4,629,198) (the “Commitment Amount”). The Company may request an Advance or Cicco may provide the Company with an Advance up to the Commitment Amount through December 31, 2011. Upon the receipt of any Advance, the Company agreed to issue a Note in the principal amount of such Advance. Each Note accrues interest at nine percent (9%) per annum and matures on June 30, 2013 (the “Maturity Date”). The holder of each Note may at its option convert the principal of and accrued interest on the Note into shares of the Company’s Common Stock at $.03 per share (subject to certain adjustments for Company dilutive events set forth in the Note) at any time prior to the Maturity Date. Each Note also gives the holder the right to accelerate the Note upon the occurrence of an Event of Default (as defined in the Note).

In connection with the closing, the Company issued to Cicco the Closing Note in the form of the Note in the principal amount of Three Hundred Seventy Thousand Eight Hundred Two Dollars ($370,802), which represents the Cumulative Investment paid to the Company by Cicco as excess funding in the purchase of battery cells from the Company prior to the Closing Date. Cicco agreed to waive any requirement that the Closing Note be guaranteed upon execution and issuance thereof on the Closing Date.

The Company also issued a Closing Warrant to Cicco in connection with the closing that is designed to provide Cicco with anti-dilution protection against the exercise or conversion of the Specified Antidilution Securities (as defined below). The Closing Warrant is fully vested and is exercisable by the holder thereof for as long as any of the Specified Antidilution Securities (as defined below) is outstanding and exercisable. The exercise price for each share issuable thereunder (each, a “Warrant Share”) is $.01 per share and the Closing Warrant must be exercised on a cashless basis. The holder of the Closing Warrant may exercise the Closing Warrant for such number of Warrant Shares, when added to the Specified Share Number, which is equal to 35.0% of the Specified Antidilution Base. The “Specified Share Number” is the sum of (i) the number of October Shares (as defined below), (ii) the number of Closing Shares (assuming the release of all Holdback Shares), and (iii) the number of shares of Common Stock issuable upon conversion of all Notes (assuming that the Commitment Amount has been fully funded under the Notes) at the time of determination (as each of the foregoing terms is defined in the Securities Purchase Agreement). The “Specified Antidilution Base” is the sum of (i) 1,907,371,256 shares of Common Stock outstanding on the date of issuance of the Closing Warrant, (ii) the number of shares of Common Stock, if any, issued upon exercise or conversion of the Specified Antidilution Securities following the Closing Date, and (iii) the number of shares of Common Stock issuable as Warrant Shares after giving effect to the exercise of the Closing Warrant on a “cashless exercise” basis. The “Specified Antidilution Securities” are any outstanding options, warrants, convertible notes and debentures of the Company prior to the Closing Date.

Under the terms of the Purchase Agreement, Cicco shall additionally be entitled to receive warrants to purchase an aggregate of up to 4,915,000,000 shares of the Company’s Common Stock (each a “Performance Warrant”) upon the fulfillment of certain conditions specified in the Purchase Agreement including the achievement of certain Performance Targets by the Joint Venture Entity (as defined below) or the Company beginning on July 1, 2011 through July 1, 2015. The Performance Warrants issuable to Purchaser shall be for the purchase of the specified amount of shares of Common Stock at the specified exercise prices ranging from $0.24 to $0.06 per share as set forth in schedules to the Purchase Agreement for each Performance Target. For the Performance Warrants issuable for the Warrant Shares on the first three Performance Target dates, in order to exercise such Performance Warrant, the funding in full of the Commitment Amount of the Notes and the conversion in full of all outstanding Notes must occur. For the Performance Warrants issuable for the Warrant Shares on the second three Performance Target dates, in order for each such Performance Warrant to be issued, the funding in full of the Commitment Amount of the Notes and the conversion in full of all outstanding Notes must occur. Each Performance Warrant when issued is fully vested and is exercisable for one (1) year from the date of issuance. The number of shares issuable and the exercise price per share are subject to adjustment for certain Company events set forth in the Warrant.

The Company also entered into the IR Agreement with Cicco, which provides, among other things, demand registration rights after June 1, 2011 and piggyback registration rights to the holder(s) of the Common Stock purchased on the Closing Date, the October Shares, the Common Stock issuable upon conversion of the Notes, and the Common Stock issuable upon exercise of the Warrants outstanding at the time of registration. The IR Agreement further grants to Cicco a right of first refusal to purchase shares of the Company’s Common Stock being offered and/or issued by the Company upon the same offer/issuance terms except for issuance by the Company of securities (i) pursuant to any contract or plan in effect as of the date of the IR Agreement, (ii) in connection with the employment or retention of management and certain others at an exercise, conversion or issuance price not below fair market value at the security date of grant or issuance, as the case may be, or (iii) where such issuance is approved by Cicco. The IR Agreement additionally grants to Cicco the right to appoint directors to the Company’s Board of Directors and to the Company’s Audit Committee according to the terms of the IR Agreement.

The Company, through GAIA Holding, entered into the JV Agreement with Cicco. Pursuant to the terms of the JV Agreement, through the joint venture the two entities intend to engage in the business of developing, manufacturing, marketing, selling and distributing battery packs (“Battery Packs”), and complete energy management systems (“CEMS”) for and to the automotive industry and any other industry in which mass volume application of CEMS and/or Battery Packs is possible using and applying the technology of both entities. Pursuant to the terms of the JV Agreement, the Company is making an initial investment in the Joint Venture Entity of CHF 490,000 ($533,414) and an aggregate investment of CHF 980,000 ($1,066,828) and for such investment, the Company will receive a fifty percent (50%) economic ownership interest and a thirty percent (30%) voting ownership interest. The Joint Venture Entity’s Board of Directors shall consist of four (4) members. The Company has the right to appoint two members to the Board of Directors of the Joint Venture Entity. The ownership of the Joint Venture Entity by the Company is subject to certain prohibitions on share transfers, a right of first refusal, tag-along and drag-along rights as well as a call option in the event of a shareholder breach of the JV Agreement.

The JV Agreement further provides that the Joint Venture Entity shall not declare any dividends to the shareholders during the first full business year after the incorporation thereof, and after the elapse of such full business year, fifty percent (50%) of the accumulated profits of the Joint Venture Entity shall be paid out to each of the shareholders and the remaining fifty percent (50%) shall be retained and used as working capital.

Additionally, pursuant to the terms of the JV Agreement, the Company has agreed to enter into a License Agreement between the Company, its subsidiaries GAIA GmbH and Dilo (collectively, the “Licensors”), and the Joint Venture Entity within thirty (30) days of the Closing Date. The parties have agreed to extend the date. The License Agreement between the Licensors and the Joint Venture Entity provides that the Licensors shall, in return for a royalty payment, license all of their know-how, patents, technology, software and intellectual property rights necessary for the development or manufacturing of battery cells (collectively, the “LTC Technology”), including any improvements thereof, to the Joint Venture Entity for its use in developing, manufacturing, selling, marketing, exporting and importing battery cells and Products (as defined in the License Agreement) in the Relevant Market. The “Relevant Market” is defined as the automotive industry and any other industry in which mass volume application of CEMS and/or Battery Packs is possible and/or commercially feasible. The Joint Venture Entity may sublicense its rights under the License Agreement to certain related third parties of the Joint Venture Entity and to third parties who have been approved by the Licensors and have entered into a sub-licensing agreement in form and substance similar to the License Agreement. For the license of the LTC Technology, the Joint Venture Entity shall pay to the Licensors the royalty payments set forth in the License Agreement. The term of the License Agreement shall be for ten (10) years from the date of execution with additional five (5) year renewal terms upon six (6) months prior notice to the Licensor by the Licensee of its desire to extend the term.

Additionally, in accordance with the terms of the License Agreement, the Company agrees to provide to the Joint Venture Entity a continuous supply of battery cells subject to mutually agreed commercial terms required in connection with the proposed operations of the Joint Venture Entity until such time as the Joint Venture Entity is able to provide the supply on its own as well as research and development support as reasonably requested by the Joint Venture Entity at no cost to the Joint Venture Entity.

The Company had previously sold to another affiliate of Frazer-Nash 83,333,333 shares of its Common Stock, $.01 par value, in October, 2010 as the initial part of the Strategic Transaction (the “October Shares”). Such purchase was previously reported in a Current Report on Form 8-K filed with the SEC on October 29, 2010.

Consulting Agreements; Director Fees

The Company entered into letter agreements with consulting firms that employ Theo Kremers, Fred Mulder and Christiaan van den Berg, the current Directors of the Company, to extend their services for an additional term through December 31, 2012 and to provide payment to each of them of a monthly Director fee of € 4,167 ($5,875) for their services as a Director of the Company. The agreements are specifically with FMSUD Consultancy B.V. (the “Mulder Agreement”), OUIDA Management Consultancy BV (the “Kremers Agreement”) and Steenburgh Management BV (the “van den Berg Agreement”).

The OUIDA Agreement additionally provides that the Company shall pay a monthly consulting fee of € 20,833 ($29,370)  to OUIDA Management Consultancy BV in exchange for at least 160 hours of services each month. The OUIDA Agreement finally provides that in the event that Theo M.M. Kremers, an employee of OUIDA Management Consultancy B.V., is no longer the Chief Executive Officer of the Company but is still providing consulting services to the Company, the Company shall be entitled to only approximately 64 hours of services per month from Mr. Kremers and shall pay a monthly consulting fee of € 8,333 ($11,748) in return therefor. The Mulder Agreement additionally provides that the Company shall pay a monthly consulting fee of € 7,500 ($10,574) to FMSUD Consultancy B.V. for its services.

The Company agreed to enter into a letter agreement with the Company’s new Board member, Mr. William Tet Hin Chia, appointed in connection with the Strategic Transaction, to provide payment to him of a monthly fee of € 4,167 ($5,875) for his services as a Director of the Company.

Indemnification Agreements

In connection with the Strategic Transaction and the appointment of the new Director to the Board of Directors, the Company entered into Indemnification Agreements on mutually agreeable terms with each current Director of the Company and has agreed to enter into an Indemnification Agreement with the new Director of the Company designated by Cicco within thirty (30) days of the Closing Date.

Shareholder’s Agreement

Additionally, as part of the Strategic Transaction, Arch Hill Capital and Stichting LTC (the “Arch Hill Parties”) entered into a Shareholder’s Agreement with Cicco dated March 30, 2011 pursuant to which the Arch Hill Parties agreed to cause the Company to comply with the provisions of the IR Agreement and to vote their shares of Common Stock in favor of the corporate actions specified in the IR Agreement.  The Arch Hill Parties also gave Cicco their proxy for the limited purpose of allowing Cicco to vote the shares held by the Arch Hill Parties in the event that they do not comply with the requirements of the IR Agreement described in the preceding sentence.  Finally, the Arch Hill Parties and Cicco agreed to provide the other party with a right of first refusal in the event that such party decided to offer their Common Stock for sale to a third party.

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2011, there have been no material changes to any of our significant accounting policies contained in our 2010 Annual Report on Form 10-K.

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

The Company may also be contracted by certain customers for large battery units that may take more than three months to complete. For such large battery unit contracts that take more than three months to design, manufacture, assemble, deliver and install, the Company uses the percentage of completion method to account for revenue and cost in accordance with ASC guidelines.  For these contracts, revenues are calculated based on the percentage of total costs incurred (primarily material and labor) to total estimated costs at completion.

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

Foreign  Currency Policy

Foreign currency transactions are accounted for pursuant to ASC 830 and may give rise to currency exchange income or expense. Our foreign subsidiaries use their local currency as their functional currency and their net assets are translated at year-end rates while income and expense accounts are translated at average exchange rates during the period. Adjustments resulting from these translations are reflected as cumulative translation adjustments in accumulated other comprehensive loss in shareholders’ deficit. Due to changes in foreign exchange rates, sales and net earnings denominated in currencies other than the U.S. Dollar may result in higher or lower dollar sales and net earnings upon translation. Most of our debt instruments are denominated in Euros and gains or losses from changes in exchange rates are recognized in earnings during the period of occurrence. All our intercompany debt are considered as investments, and gains and losses resulting from the fluctuation of exchange rates are recorded in the cumulative translation adjustments in shareholders’ equity. We may also experience a positive or negative translation adjustment within our shareholders’ equity.

Recently Issued Accounting Standards

In the quarter ended March 31, 2011, there were no new accounting standards issued that would be applicable to the Company.

NOTE 4—INVENTORIES

Inventories at March 31, 2011 and December 31, 2010 are made up of the following:

	March 31, 2011	December 31, 2010

Finished Goods	$570,000	$196,000
Work In Process	121,000	518,000
Raw Materials	581,000	743,000
	$1,272,000	$1,457,000

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2011 and December 31, 2010 is summarized as follows:

	March 31, 2011	December 31, 2010

Land and buildings	$3,945,000	$3,937,000
Technical and laboratory equipment	8,475,000	7,828,000
Asset under construction and equipment deposit	517,000	480,000
Office equipment and other	1,154,000	1,021,000
Sub Total	14,091,000	13,266,000
Less: Accumulated depreciation and amortization	(8,267,000)	(7,619,000)
	$5,824,000	$5,647,000

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  As of March 31, 2011 the Company had deferred tax assets of $29,621,000 for net operating losses (“NOL”) carry forwards related to US operations and $16,802,000 for NOL carry forwards related to foreign operations. As a result of the Company’s continuing tax losses, the Company has recorded a full valuation allowance against its net deferred tax assets.

Additionally, the Company has not recorded any liabilities for unrecognized tax benefits subsequent to the adoption of ASC 740-10 (formerly known as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” or FIN 48).

NOTE 7—DEBT

	March 31, 2011	December 31, 2010

Current debt is summarized as follows:
Loans From Financial Institutions	49,000	16,000
Silent Partner loans-TBG	1,796,000	1,688,000
June 2008, 9% Convertible Note - current portion	2,961,000	2,452,000
Sub total current debt	$4,806,000	$4,156,000
Related party debt - current
Promisory note to Archhill	1,705,000	1,603,000
Total related party debt - current	$1,705,000	$1,603,000
Related party debt - long term
9% Related Party Conv. Deb. March 2009	1,455,000	1,368,000
10% Related Party Conv. Deb. Oct 2009 I, net of discount	1,823,000	1,714,000
10% Related Party Conv. Deb. Oct 2009 II, net of discount	2,779,000	2,612,000
10% Related Party Conv. Note van Hessen Interest	883,000	883,000
10% Related Party Conv. Deb. Q2 2010	1,305,000	1,226,000
10% Related Party Conv. Deb. Q4 2010	1,269,000	—
10% Related Party Conv. Deb. Q1 2011 FN	371,000	—
Total related party debt - long term	$9,514,000	$7,803,000
Long term debt
July 2007 10% Convertible Debenture	3,247,000	3,247,000
June 2008, 9% Convertible Note	7,437,000	7,322,000
Sub Total Long term debt	$10,684,000	$10,569,000
Warrant liability	3,000	14,000
Total debt	$26,712,000	$24,145,000

Related parties set forth above are either current shareholders of the Company or affiliates of shareholders.

In connection with the Strategic Transaction, the Company entered into amendments of certain of the outstanding convertible debt instruments with the holders of such debt instruments. The amended terms include (i) the extension of the maturity dates for each such debt instrument to June 30, 2013 (the “New Maturity Date”) and (ii) the waiver of any rights regarding acceleration of payment with respect to the previous occurrence of any events of default.

Strategic Transaction

Under the terms of the Purchase Agreement executed with Cicco in connection with the Strategic Transaction described above in Note 2, Cicco agreed to make a loan facility available to the Company in exchange for the issuance of convertible promissory notes, each in the form attached to the Purchase Agreement (each a “Note”). Cicco agreed to provide advances to the Company (each an “Advance”) up to an aggregate limit of Four Million Six Hundred Twenty-Nine Thousand One Hundred Ninety-Eight U.S. Dollars ($4,629,198) (the “Commitment Amount”).

Arch Hill Related Party Convertible Debenture

On January 3, 2011, the Company issued a Convertible Debenture for Euros 900,000 (approximately $1.2 million) to Arch Hill Capital N.V. in consideration for professional services rendered in arranging and negotiating the extension of all Arch Hill and Stichting-owned convertible debt instruments that were maturing on December 31, 2010 to June 30, 2013.

NOTE 8—COMMITMENTS AND CONTINGENCIES

LITIGATION

Andrew J. Manning, a former employee of the Company, filed a complaint in October 2008, in the Superior Court of New Jersey, Morris County, Law Division, against the Company and other parties, alleging breach of contract, breach of covenant of good faith and fair dealing, negligent misrepresentation, tortious interference with Mr. Manning’s economic gain, retaliation, unjust enrichment, and intentional infliction of emotional distress. On December 1, 2010, the Superior Court issued an order granting the Company’s motion for summary judgment and dismissing Mr. Manning’s complaint with prejudice. Subsequently Mr. Manning has appealed the order and the Company continues to defend itself. This matter has not been resolved as of the date hereof.

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

NOTE 9—STOCKHOLDERS EQUITY

AUTHORIZED SHARES

The Company is authorized to issue 3.0 billion shares of the common stock and 100 million shares of preferred stock. Of the 100 million authorized shares of preferred stock, the Company designated and authorized 1,000 shares as Series A Convertible Preferred Stock, which the Company issued to an investor in the private placement of A Units which concluded in January 2005 and have subsequently been converted into the Company’s common stock. Additionally, the Company designated and authorized 100,000 shares of Series B Convertible Preferred Stock and 300,000 shares of Series C Convertible Preferred.  All of the issued and outstanding Series B and C Convertible Preferred Stock were converted to the Company’s common stock during 2009 and as of March 31, 2011 and December 31, 2010, there are no shares of Preferred Stock issued and outstanding.

In connection with the Strategic Transaction described above in Note 2, the Company will be required to file an Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, to increase the number of authorized shares of the Company’s Common Stock. The increase in the number of authorized shares of Common Stock is needed in order for the Company to have adequate reserves of Common Stock available for issuance upon exercise of any of the Warrants issued to Cicco, conversion of any of the Notes issued to Cicco, and conversion and/or exercise of previously issued notes, debentures, options and warrants.

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

Geographic information is as follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Revenues
Domestic Operations	$1,348,000	$209,000
European Operations	928,000	1,508,000
	$2,276,000	$1,717,000

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Net income (loss)
Domestic Operations	$(2,626,000)	$(37,000)
European Operations	(899,000)	(1,867,000)
	$(3,465,000)	$(1,904,000)

	As at March 31, 2011	As at December 31, 2010

Property and equipment, net
Domestic Operations	$—	$10,000
European Operations	5,824,000	5,637,000
	$5,824,000	$5,647,000

Capital expenditures and depreciation expenses are incurred primarily by the European operations.

In the three months ended March 31, 2011, two customers in the European region which represented over 10% of total consolidated revenues accounted for 30% and 11%, respectively, of total consolidated revenues.  One US customer, a related party represented 40% of total consolidated revenues at above normal consideration for the three months ended March 31, 2011.

As of March 31, 2011, 64% of the net accounts receivable was from one customer in the US and 15% was outstanding from one customer in Europe.

NOTE 11—NET LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to FASB ASC 260-10, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares during the quarter. The Company has no Preferred Stock outstanding as of March 31, 2011 and December 31, 2010.  As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the three months ended March 31, 2011 and 2010 were 1,907,371,256 and 1,887,173,032 respectively.

Due to net losses in the three months ended March 31, 2011 and 2010, the effect of the potential common shares resulting from convertible promissory notes payable, stock options and warrants (approximately 420 and 373 million shares as of March 31, 2011, and March 31, 2010, respectively) were excluded, as the effect would have been anti-dilutive.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

On January 13, 2011, the Company issued 20,198,224 shares of Common Stock at $0.0338 per share (approximately $682,700) to Fidessa Asset Management S.A. (“Fidessa”) in consideration for Fidessa’s professional services rendered to the Company including arranging, facilitating, and negotiating the extension of all Fidessa investor-owned convertible debentures that were maturing on September 30, 2010 to June 30, 2013. Fidessa also agreed that the issuance of the common stock served as full and complete settlement of any and all amounts owed or alleged to be owed for any services of Fidessa prior to the date of issuance.  A liability for these services was recorded at December 31, 2010 and reclassified to common stock and additional paid-in-capital during the quarter ended March 31, 2011.

The Company reclassified a liability at December 31, 2010 at Arch Hill for similar services in the approximate amount of $1,200,000 to long term debt during the three months ended March 31, 2011.

NOTE 13 - SUBSEQUENT EVENTS

The Company had previously entered into a Governance Agreement (the “Governance Agreement”) with certain shareholders of the Company in April, 2008 (collectively, the “Investors”), as well as Stichting LTC, and Arch Hill Capital N.V. (“Arch Hill”).  The Investors included eight persons or entities that were holders of shares of the Company’s Common Stock and/or Series C Preferred Stock, which has now been converted entirely into Common Stock.  The Investors beneficially owned approximately 29% of the Company’s Common Stock in the aggregate at the time of execution of the Governance Agreement.  The terms of the Governance Agreement were no longer applicable and by letter dated April 12, 2011 and delivered to each of the Investors on April 21, 2011, Arch Hill, on behalf of Arch Hill and Stichting LTC, provided notice of termination thereof.  Arch Hill reported this termination in Amendment No. 17 to its Schedule 13D which was filed with the SEC on May 4, 2011.

As reported by the Company in a Current Report on Form 8-K dated May 2, 2011, on April 26, 2011 Martin Koster joined the management team of the Company as its President and Chief Operating Officer (“COO”).  In addition to his daily operational responsibilities at the Company, Mr. Koster will focus on the implementation of the strategic development opportunities of the Company and the Company's transition into a volume manufacturer of its leading large-format Lithium-Ion based battery technology, including the integration of its battery technology with the electronics capabilities of the Company's strategic partner, Frazer-Nash , through the previously announced strategic alliance between the two companies.

For his services as President and COO, the Company has agreed to pay Mr. Koster an annual base salary of ₤210,000 ($336,672) per year for a period of two (2) years.  Additionally, Mr. Koster shall receive options to purchase an aggregate of Fifty Million (50,000,000) shares of the Company’s common stock, $.01 par value, which options are exercisable for a period of thirty-six months from the date of issuance, vest and are exercisable as described below, and are on such additional terms as shall be set forth in a definitive option agreement to be entered into between the Company and Mr. Koster.   Of such options, Twenty-Five Million shares shall vest immediately at an exercise price of $.024 per share, Ten Million shares shall vest within six (6) months of the issuance date at an exercise price of $.030 per share, Ten Million shares shall vest within one (1) year of the issuance date at an exercise price $.05 per share and Five Million shares shall vest within two (2) years of the issuance date at an exercise price of $.150 per share.  Mr. Koster shall be eligible to receive additional equity options as part of his annual compensation based upon future individual and Company performance.

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

In September 2009 the Company received an ISO 9000 certificate for its cell manufacturing activity in Nordhausen Germany. Our ISO 9000 designation was recertified in 2010.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

REVENUES FROM PRODUCTS SALES increased by $559,000 or 32% in the three months ended March 31, 2011 from $1,717,000 in the same period in 2010 to $2,276,000. The increase in sales for the three months ended March 31, 2011 can be attributed in large part to $908K in sales to a related party for above normal consideration.

COST OF GOODS SOLD was $2,320,000 and $2,305,000 for the three months ended March 31, 2011 and 2010, respectively.  Cost of goods sold remained relatively flat as an absolute number, but decreased from 134% of revenues for the three months ended on March 31, 2010 to 102% of revenues for the three months ended March 31, 2011as a result of continued cost reduction and production process improvement initiatives taken by management.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES during the three months ended March 31, 2011 decreased by 47% to $106,000 from $198,000 in the same period in 2010. External technical and consulting activity has been curtailed significantly starting in 2010 and recently internal resources have been reduced.

GENERAL AND ADMINISTRATIVE EXPENSES during the three months ended March 31, 2011 was $1,090,000 as compared to $1,098,000 in the same period in 2010.

SALES AND MARKETING EXPENSES were $93,000 for the three months ended March 31, 2011, versus $146,000, a decrease of 36% from the same period in 2010. The decrease is primarily due to reductions in marketing activities as compared with prior year costs.

DEPRECIATION AND AMORTIZATION during the three months ended March 31, 2011 decreased to $160,000 from $192,000 for the same period in 2010.  The decrease is primarily a result of reduced capital expenditures.

INTEREST EXPENSE, NET OF INTEREST INCOME for the three months ended March 31, 2011 increased by 40% to $766,000 from $547,000 in the same period in 2010.  This increase in interest expense is due in part to a $2,567,000 (11%) increase in the level of debt the Company has as well as an increase in the Euro to U.S. Dollar exchange rate. Because most of the Company’s debt is denominated in Euros, interest expense is affected by fluctuations in the exchange rate.

WARRANT INCOME/EXPENSE The Company recognized a gain from changes in fair value of warrants in the amount of $10,000 for the three month period ended March 31, 2011, as compared to a gain of $64,000 during the three month period ended March 31, 2010. This is mainly due to a continuing number of Warrants expiring and a decreasing length of time remaining on the Warrants outstanding. Warrants classified as liabilities are marked to market at the end of each reporting period using Black-Scholes valuation model. Fluctuations resulting from the valuation of the warrants’ liability are reflected as income or expense in the Statement of Operations.

CURRENCY EXCHANGE INCOME/EXPENSE For the three months ended March 31, 2011 the Company recognized an expense of $1,344,000 from currency exchange primarily due to the appreciation in the exchange rate between the Euro and U.S. Dollar from 1.3339 on December 31, 2010 to 1.4098 on March 31, 2011. The Company has approximately 17.5 million Euros (repayable in Euros but recorded in US Dollars) in debt and accrued interest outstanding as of March 31, 2011.  The gains/losses are mostly unrealized resulting from the fluctuation of the Euro to U.S. Dollar, and are recorded in the Company’s Statement of Operations in accordance with FASB ASC 820-20-35 (formerly paragraph 15 of SFAS 52).

NET LOSS TO COMMON SHAREHOLDERS was $(3,392,000) or $(0.00) per share for the three months ended March 31, 2011 as compared to a net loss of $(2,311,000) or $(0.00) per share for the three months ended March 31, 2010.  The increase in net loss for the three months is mainly due to fluctuation in Currency Exchange expense as discussed above.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

On March 31, 2011 and December 31, 2010, cash and cash equivalents were $462,000 and $927,000, respectively. Total liabilities on March 31, 2011 and December 31, 2010 were $36,059,000 and $32,261,000 respectively.  On March 31, 2011, and December 31, 2010 assets included $375,000 and $830,000 in accounts receivable, 1,272,000 and $1,457,000 in inventories, net property and equipment consisting of $5,824,000 and $5,647,000, and prepaid expenses and other current assets consisting of $140,000 and $64,000, respectively. As of March 31, 2011, our working capital deficit was $13,241,000 as compared to $10,811,000 on December 31, 2010, an increase of $2,430,000 mainly attributable to losses sustained during the quarter. As we continue our commercialization efforts to increase sales, decrease raw material prices and refine unit costs of cells, we expect to continue decreasing our operating losses. By decreasing the relative cost price of the cells, operating losses will decrease as well.  Our ability to finance our need for working capital, such as raw materials, work in process and accounts receivables, will be crucial for the Company to increase production volumes. Any production standstill due to the shortage of raw materials immediately results in operating losses.

Net cash used in operating activities was $435,000 for the three months ended March 31, 2011 as compared to $564,000 in the comparable period for 2010, a decrease of $129,000.  Capital expenditures were $9,000 during the three months ended March 31, 2011 compared to $110,000 in the same three month period of 2010. Cash flow from financing was ($60,000) in the three months ended March 31, 2011 compared with $358,000 for the same period in 2010.

Our debt and other liabilities as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010

Current debt is summarized as follows:
Loans From Financial Institutions	49,000	16,000
Silent Partner loans-TBG	1,796,000	1,688,000
June 2008, 9% Convertible Note - current portion	2,961,000	2,452,000
Sub total current debt	$4,806,000	$4,156,000
Related party debt - current
Promisory note to Archhill	1,705,000	1,603,000
Total related party debt - current	$1,705,000	$1,603,000
Related party debt - long term
9% Related Party Conv. Deb. March 2009	1,455,000	1,368,000
10% Related Party Conv. Deb. Oct 2009 I, net of discount	1,823,000	1,714,000
10% Related Party Conv. Deb. Oct 2009 II, net of discount	2,779,000	2,612,000
10% Related Party Conv. Note van Hessen Interest	883,000	883,000
10% Related Party Conv. Deb. Q2 2010	1,305,000	1,226,000
10% Related Party Conv. Deb. Q4 2010	1,269,000	—
10% Related Party Conv. Deb. Q1 2011 FN	371,000	—
Total related party debt - long term	$9,514,000	$7,803,000
Long term debt
July 2007 10% Convertible Debenture	3,247,000	3,247,000
June 2008, 9% Convertible Note	7,437,000	7,322,000
Sub Total Long term debt	$10,684,000	$10,569,000
Warrant liability	3,000	14,000

As reported in a Current Report on Form 8-K dated and filed with the SEC on April 7, 2011, the Company executed several definitive agreements on March 30, 2011 with Cicco Holding AG (“Cicco”), an affiliate of Frazer-Nash Research Ltd. (“Frazer-Nash”) which then closed on April 1, 2011 the final part of a series of strategic transactions with affiliates of Frazer-Nash (the “Strategic Transaction”). The Company and Cicco executed on March 30, 2011 several related definitive agreements concerning the Strategic Transaction. The definitive agreements executed in connection with the closing of the Strategic Transaction include a Securities Purchase Agreement (the “Purchase Agreement”), a Closing Note (the “Closing Note”), a Closing Warrant (the “Closing Warrant”), an Investor Rights Agreement (the “IR Agreement”) and a Joint Venture and Shareholder’s Agreement through GAIA Holding B.V. (“GAIA”), a subsidiary of the Company (the “JV Agreement” and together with the Purchase Agreement, the Closing Note, the Closing Warrant and the IR Agreement, the “Strategic Agreements”). Unless otherwise defined herein, all defined terms herein shall have the meaning ascribed to them in the respective Strategic Agreements.  The Company also announced in connection with the execution of the Strategic Agreements a strategic alliance between the Company and Frazer-Nash, who is also a customer of the Company.

Pursuant to the terms of the Purchase Agreement, the Company sold to Cicco 721,500,000 Shares of the Company’s Common Stock, $.01 par value (the “Shares”). In consideration of the Shares, Cicco delivered to the Company in connection with the closing (i) Three Million U.S. Dollars ($3,000,000) and (ii) an executed purchase order for the Battery Pack units containing at least 14,400 battery cells (the “Purchase Order”). Of the Shares, 596,500,000 are being held in escrow by the Companyand its counsel and shall be released to Cicco in proportion to the amounts funded under the Notes as compared to the Commitment Amount (as defined below) within five (5) days of receipt of an advance under any Note.

Additionally, under the terms of the Purchase Agreement, Cicco agreed to make a loan facility available to the Company in exchange for the issuance of convertible promissory notes, each in the form attached to the Purchase Agreement (each a “Note”). Cicco agreed to provide advances to the Company (each an “Advance”) up to an aggregate limit of Four Million Six Hundred Twenty-Nine Thousand One Hundred Ninety-Eight U.S. Dollars ($4,629,198) (the “Commitment Amount”). The Company may request an Advance or Cicco may provide the Company with an Advance up to the Commitment Amount through December 31, 2011. Upon the receipt of any Advance, the Company agreed to issue a Note in the principal amount of such Advance. Each Note accrues interest at nine percent (9%) per annum and matures on June 30, 2013 (the “Maturity Date”). The holder of each Note may at its option convert the principal of and accrued interest on the Note into shares of the Company’s Common Stock at $.03 per share (subject to certain adjustments for Company dilutive events set forth in Section 3.1(a) of the Note) at any time prior to the Maturity Date. Each Note also gives the holder the right to accelerate the Note upon the occurrence of an Event of Default (as defined in Section 2.1 of the Note).

Each Note is guaranteed by two of the Company’s subsidiaries, GAIA Akkumulatorenwerke GmbH (“GAIA GmbH”) and Dilo Trading AG (“Dilo” and together with GAIA GmbH, each a “Guarantor Subsidiary”), pursuant to a guaranty (each a “Guaranty”). Each Guaranty contains an agreement by each affiliated entity of the Guarantor Subsidiary (each, an “Affiliated Creditor”) which includes the Company, to subordinate any indebtedness owed by Guarantor Subsidiary to each such Affiliated Creditor. Therefore, the Company is also a party as an “Affiliated Creditor” to each Guaranty. Under the terms of the Purchase Agreement, the Company agreed to enter and to cause each Guarantor Subsidiary to enter into the respective Guarantees within thirty (30) days of the Closing Date and to cause each Affiliated Creditor to convert such indebtedness to equity.

In connection with the closing, the Company issued to Cicco the Closing Note in the form of the Note in the principal amount of Three Hundred Seventy Thousand Eight Hundred Two Dollars ($370,802), which represents the Cumulative Investment paid to the Company by Cicco as excess funding in the purchase of battery cells from the Company prior to the Closing Date. Cicco agreed to waive any requirement that the Closing Note be guaranteed upon execution and issuance thereof on the Closing Date.

The Company also issued a Closing Warrant to Cicco in connection with the closing that is designed to provide Cicco with anti-dilution protection against the exercise or conversion of the Specified Antidilution Securities (as defined below). The Closing Warrant is fully vested and is exercisable by the holder thereof for as long as any of the Specified Antidilution Securities (as defined below) is outstanding and exercisable. The exercise price for each share issuable thereunder (each, a “Warrant Share”) is $.01 per share and the Closing Warrant must be exercised on a cashless basis. The holder of the Closing Warrant may exercise the Closing Warrant for such number of Warrant Shares, when added to the Specified Share Number, which is equal to 35.0% of the Specified Antidilution Base. The “Specified Share Number” is the sum of (i) the number of October Shares, (ii) the number of Closing Shares (assuming the release of all Holdback Shares), and (iii) the number of shares of Common Stock issuable upon conversion of all Notes (assuming that the Commitment Amount has been fully funded under the Notes) at the time of determination (as each of the foregoing terms is defined in the Securities Purchase Agreement). The “Specified Antidilution Base” is the sum of (i) 1,907,371,256 shares of Common Stock outstanding on the date of issuance of the Closing Warrant, (ii) the number of shares of Common Stock, if any, issued upon exercise or conversion of the Specified Antidilution Securities following the Closing Date, and (iii) the number of shares of Common Stock issuable as Warrant Shares after giving effect to the exercise of the Closing Warrant on a “cashless exercise” basis. The “Specified Antidilution Securities” are any outstanding options, warrants, convertible notes and debentures of the Company prior to the Closing Date.

Under the terms of the Purchase Agreement, Cicco shall additionally be entitled to receive warrants to purchase an aggregate of up to 4,915,000,000 shares of the Company’s Common Stock in the form attached to the Purchase Agreement (each a “Performance Warrant”) upon the fulfillment of certain conditions specified in the Purchase Agreement including the achievement of certain Performance Targets by the Joint Venture Entity (as defined below) or the Company beginning on July 1, 2011 through July 1, 2015.The Performance Warrants issuable to Purchaser shall be for the purchase of the specified amount of shares of Common Stock at the specified exercise prices ranging from $0.024 to $0.06 per share as set forth in schedules to the Purchase Agreement for each Performance Target. For the Performance Warrants issuable for the Warrant Shares on the first three Performance Target dates  in order to exercise such Performance Warrant, the funding in full of the Commitment Amount of the Notes and the conversion in full of all outstanding Notes must occur. For the Performance Warrants issuable for the Warrant Shares on the second three Performance Target dates in order for each such Performance Warrant to be issued, the funding in full of the Commitment Amount of the Notes and the conversion in full of all outstanding Notes must occur. Each Performance Warrant when issued is fully vested and is exercisable for one (1) year from the date of issuance. The number of shares issuable and the exercise price per share are subject to adjustment for certain Company events set forth in the Warrant.

The Company also entered into the IR Agreement with Cicco, which provides, among other things, demand registration rights after June 1, 2011 and piggyback registration rights to the holder(s) of the Common Stock purchased on the Closing Date, the October Shares (as defined below), the Common Stock issuable upon conversion of the Notes, and the Common Stock issuable upon exercise of the Warrants outstanding at the time of registration. The IR Agreement further grants to Cicco a right of first refusal to purchase shares of the Company’s Common Stock being offered and/or issued by the Company upon the same offer/issuance terms except for issuance by the Company of securities (i) pursuant to any contract or plan in effect as of the date of the IR Agreement, (ii) in connection with the employment or retention of management and certain others at an exercise, conversion or issuance price not below fair market value at the security date of grant or issuance, as the case may be, or (iii) where such issuance is approved by Cicco. The IR Agreement additionally grants to Cicco the right to appoint directors to the Company’s Board of Directors and to the Company’s Audit Committee according to the terms of the IR Agreement.

Finally, the IR Agreement provides that, after such date as the Commitment Amount has been funded in full and until the later to occur of Cicco’s ownership interest decreasing below thirty-five percent (35%) of the Company’s outstanding Common Stock taking into account all of its equity ownership and the shares that it is entitled to under any Notes or the Closing Warrant or Cicco selling a share of Common Stock, without the approval of at least four (4) directors, the Company may not, and may not authorize its subsidiaries to, effect certain corporate actions.

The Company, through GAIA Holding, entered into the JV Agreement with Cicco. Pursuant to the terms of the JV Agreement, through the joint venture the two entities intend to engage in the business of developing, manufacturing, marketing, selling and distributing battery packs (“Battery Packs”), and complete energy management systems (“CEMS”) for and to the automotive industry and any other industry in which mass volume application of CEMS and/or Battery Packs is possible using and applying the technology of both entities. Pursuant to the terms of the JV Agreement, the Company is making an initial investment in the Joint Venture Entity of CHF 490,000 ($533,414) and an aggregate investment of CHF 980,000 ($1,066,828) and for such investment, the Company will receive a fifty percent (50%) economic ownership interest and a thirty percent (30%) voting ownership interest. The Joint Venture Entity’s Board of Directors shall consist of four (4) members. The Company has the right to appoint two members to the Board of Directors of the Joint Venture Entity. The ownership of the Joint Venture Entity by the Company is subject to certain prohibitions on share transfers, a right of first refusal, tag-along and drag-along rights as well as a call option in the event of a shareholder breach of the JV Agreement.

The JV Agreement further provides that the Joint Venture Entity shall not declare any dividends to the shareholders during the first full business year after the incorporation thereof, and after the elapse of such full business year, fifty percent (50%) of the accumulated profits of the Joint Venture Entity shall be paid out to each of the shareholders and the remaining fifty percent (50%) shall be retained and used as working capital.

Additionally, pursuant to the terms of the JV Agreement, the Company has agreed to enter into a License Agreement between the Company, its subsidiaries GAIA GmbH and Dilo (collectively, the “Licensors”), and the Joint Venture Entity within thirty (30) days of the Closing Date. The License Agreement between the Licensors and the Joint Venture Entity provides that the Licensors shall, in return for a royalty payment, license all of their know-how, patents, technology, software and intellectual property rights necessary for the development or manufacturing of battery cells (collectively, the “LTC Technology”), including any improvements thereof, to the Joint Venture Entity for its use in developing, manufacturing, selling, marketing, exporting and importing battery cells and Products (as defined in the License Agreement) in the Relevant Market. The “Relevant Market” is defined as the automotive industry and any other industry in which mass volume application of CEMS and/or Battery Packs is possible and/or commercially feasible. The Joint Venture Entity may sublicense its rights under the License Agreement to certain related third parties of the Joint Venture Entity and to third parties who have been approved by the Licensors and have entered into a sub-licensing agreement in form and substance similar to the License Agreement. For the license of the LTC Technology, the Joint Venture Entity shall pay to the Licensors the royalty payments set forth in the License Agreement. The term of the License Agreement shall be for ten (10) years from the date of execution with additional five (5) year renewal terms upon six (6) months prior notice to the Licensor by the Licensee of its desire to extend the term.

Additionally, in accordance with the terms of the License Agreement, the Company agrees to provide to the Joint Venture Entity a continuous supply of battery cells subject to mutually agreed commercial terms required in connection with the proposed operations of the Joint Venture Entity until such time as the Joint Venture Entity is able to provide the supply on its own as well as research and development support as reasonably requested by the Joint Venture Entity at no cost to the Joint Venture Entity.

The Company had previously sold 83,333,333 shares of its Common Stock, $.01 par value, in October, 2010 to Power Duke Investments, Ltd., another affiliate of Frazer-Nash, as the initial part of the Strategic Transaction (the “October Shares”). Such purchase was previously reported in a Current Report on Form 8-K filed with the SEC on October 29, 2010.

FINANCING TRANSACTIONS

We have financed our operations since inception primarily through equity and debt financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives.  On April 1 2011, we raised approximately $3.0 million in equity financing transactions.

Common Stock Financing

In connection with the Strategic Transaction executed on March 30, 2011 and closed on April 1, 2011, the Company sold to Cicco 721,500,000 shares of Common Stock (the “Cicco Shares”) in a private transaction for an aggregate consideration of (i) Three Million U.S. Dollars ($3,000,000) and (ii) receipt of the executed Purchase Order. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Shares in this transaction. Issuance of the Cicco Shares was exempt from registration under Section 4(2) of the Securities Act. The Cicco Shares were issued to Cicco in a private transaction without the use of any form of general solicitation or advertising. The Cicco Shares are “restricted securities” subject to applicable limitations on resale.  Of the Cicco Shares sold as described above, 596,500,000 are being held in escrow by the Company or its counsel and shall be released to Cicco in proportion to the amounts funded under the Notes as compared to the Commitment Amount within five (5) days of receipt of an advance under any Note.

Debt Financing Transactions

In connection with the Strategic Transaction described above, the Company entered into amendments of certain of the outstanding convertible debt instruments with the holders of such debt instruments. The amended terms include (i) the extension of the maturity dates for each such debt instrument to June 30, 2013 (the “New Maturity Date”) and (ii) the waiver of any rights regarding acceleration of payment with respect to the previous occurrence of any events of default.

Under the terms of the Purchase Agreement executed with Cicco in connection with the Strategic Transaction described above, Cicco agreed to make a loan facility available to the Company in exchange for the issuance of convertible promissory notes, each in the form attached to the Purchase Agreement (each a “Note”). Cicco agreed to provide advances to the Company (each an “Advance”) up to an aggregate limit of Four Million Six Hundred Twenty-Nine Thousand One Hundred Ninety-Eight U.S. Dollars ($4,629,198) (the “Commitment Amount”). The Company may request an Advance or Cicco may provide the Company with an Advance up to the Commitment Amount through December 31, 2011. Upon the receipt of any Advance, the Company agreed to issue a Note in the principal amount of such Advance. Each Note accrues interest at nine percent (9%) per annum and matures on June 30, 2013 (the “Maturity Date”). The holder of each Note may at its option convert the principal of and accrued interest on the Note into shares of the Company’s Common Stock at $.03 per share (subject to certain adjustments for Company dilutive events set forth in  the Note) at any time prior to the Maturity Date. Each Note also gives the holder the right to accelerate the Note upon the occurrence of an Event of Default (as defined in the Note).

Each Note is guaranteed by two of the Company’s subsidiaries, GAIA GmbH and Dilo (each a “Guarantor Subsidiary”), pursuant to a guaranty (each a “Guaranty”). Each Guaranty contains an agreement by each affiliated entity of the Guarantor Subsidiary (each, an “Affiliated Creditor”) which includes the Company, to subordinate any indebtedness owed by Guarantor Subsidiary to each such Affiliated Creditor. Therefore, the Company is also a party as an “Affiliated Creditor” to each Guaranty. Under the terms of the Purchase Agreement, the Company agreed to enter and to cause each Guarantor Subsidiary to enter into the respective Guarantees within thirty (30) days of the Closing Date and to cause each Affiliated Creditor to convert such indebtedness to equity.

In connection with the closing of the Strategic Transaction described above, the Company issued to Cicco the Closing Note in the form of the Note in the principal amount of Three Hundred Seventy Thousand Eight Hundred Two Dollars ($370,802), which represents the Cumulative Investment paid to the Company by Cicco as excess funding in the purchase of battery cells from the Company prior to the Closing Date. Cicco agreed to waive any requirement that the Closing Note be guaranteed upon execution and issuance thereof on the Closing Date.

Arch Hill Related Party Convertible Debenture

On January 3, 2011, the Company issued a Convertible Debenture for Euros 900,000 (approximately $1.2 million) to Arch Hill Capital N.V. in consideration for professional services rendered in arranging and negotiating the extension of all Arch Hill and Stichting-owned convertible debt instrument that were maturing on December 31, 2010 to June 30, 2013.

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

Common Stock Financing

In connection with the Strategic Transaction executed on March 30, 2011 and closed on April 1, 2011, the Company sold to Cicco 721,500,000 shares of Common Stock (the “Cicco Shares”) in a private transaction for an aggregate consideration of (i) Three Million U.S. Dollars ($3,000,000) and (ii) receipt of the executed Purchase Order. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Cicco Shares in this transaction. Issuance of the Cicco Shares was exempt from registration under Section 4(2) of the Securities Act. The Cicco Shares were issued to Cicco in a private transaction without the use of any form of general solicitation or advertising. The Cicco Shares are “restricted securities” subject to applicable limitations on resale.  Of the Cicco Shares sold as described above, 596,500,000 are being held in escrow by the Company or its counsel and shall be released to Cicco in proportion to the amounts funded under the Notes as compared to the Commitment Amount within five (5) days of receipt of an advance under any Note.

GOING CONCERN MATTERS

Our accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of March 31, 2011, we had an accumulated deficit of approximately $158,555,000. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities and debt financing. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations in the future is dependent upon obtaining such further financing.  Continuation of our operations in the future is dependent upon obtaining consent from the lenders to extend the respective maturity date of the debentures.  These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The critical accounting estimates and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are those that depend most heavily on these judgments and estimates. As of March 31, 2011, there have been no material changes to any of the critical accounting estimates contained in our 2010 Annual Report on Form 10-K.

As of March 31, 2011, there have been no material changes to any of our significant accounting policies contained in our 2010 Annual Report on Form 10-K.

RISK FACTORS AFFECTING OUR COMPANY

The risk factors affecting our Company were described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  As of March 31, 2011, there have been no material changes to the risk factors contained in our 2010 Annual Report on Form 10-K.

Investors should carefully consider the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, in addition to the other information concerning the factors affecting forward-looking statements. Each of the risk factors could adversely affect business, operating results and financial condition as well as adversely affect the value of an investment in us.

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

The Company has concluded that as of March 31, 2011, our internal control over financial report was not effective due to the items below.  This conclusion was reached because of the material weaknesses in internal control over financial reporting previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Fidessa Issuance

On January 13, 2011, the Company issued 20,198,224 shares of Common Stock at $0.0338 per share (approximately $682,700) to Fidessa Asset Management S.A. (“Fidessa”) in consideration for Fidessa’s professional services rendered to the Company including arranging, facilitating, and negotiating the extension of all Fidessa investor-owned convertible debt instruments that were maturing on September 30, 2010 to June 30, 2013. Fidessa also agreed that the issuance of the Common Stock served as full and complete settlement of any and all amounts owed or alleged to be owed for any services of Fidessa prior to the date of issuance.  The Company did not pay any underwriting discounts or commissions in connection with the issuance of the shares to Fidessa in this transaction. Issuance of the shares to Fidessa was exempt from registration under Section 4(2) of the Securities Act. The shares were issued to Fidessa in a private transaction without the use of any form of general solicitation or advertising. The securities are “restricted securities” subject to applicable limitations on resale.

Strategic Transaction Issuance

In connection with the Strategic Transaction executed on March 30, 2011 and closed on April 1, 2011 described above, the Company sold to Cicco 721,500,000 shares of Common Stock in a private transaction for an aggregate consideration of (i) Three Million U.S. Dollars ($3,000,000) and (ii) receipt of the executed Purchase Order. The Company did not pay any underwriting discounts or commissions in connection with the issuance of the Cicco Shares. Issuance of the Cicco Shares was exempt from registration under Section 4(2) of the Securities Act. The Cicco Shares were issued to Cicco in a private transaction without the use of any form of general solicitation or advertising. The Cicco Shares are “restricted securities” subject to applicable limitations on resale.

The Company also issued a Closing Warrant to Cicco in connection with the Strategic Transaction. The Closing Warrant is fully vested and is exercisable by the holder thereof for as long as any of the Specified Antidilution Securities (as defined below) is outstanding and exercisable. The exercise price for each Warrant Share issuable thereunder is $.01 per share and the Closing Warrant shall be exercised on a cashless basis. The holder of the Closing Warrant may exercise the Closing Warrant for such number of Warrant Shares, when added to the Specified Share Number, which is equal to 35.0% of the Specified Antidilution Base. The “Specified Share Number” is the sum of (i) the number of October Shares, (ii) the number of Closing Shares (assuming the release of all Holdback Shares), and (iii) the number of shares of Common Stock issuable upon conversion of all Notes (assuming that the Commitment Amount has been fully funded under the Notes) at the time of determination (as each of the foregoing terms is defined in the Securities Purchase Agreement). The “Specified Antidilution Base” is the sum of (i) 1,907,371,256 shares of Common Stock outstanding on the date of issuance of the Closing Warrant, (ii) the number of shares of Common Stock, if any, issued upon exercise or conversion of the Specified Antidilution Securities following the Closing Date, and (iii) the number of shares of Common Stock issuable as Warrant Shares after giving effect to the exercise of the Closing Warrant on a “cashless exercise” basis. The “Specified Antidilution Securities” are any outstanding options, warrants, convertible notes and debentures of the Company prior to the Closing Date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Extension of Consulting Agreements; Director fees

The Company entered into letter agreements with the respective consulting firms that employ Theo Kremers, Fred Mulder and Christiaan van den Berg, the current Directors of the Company, to extend their services for an additional term through December 31, 2012 and to provide payment to each of them of a monthly Director fee of € 4,167 ($5,875) for their services as a Director of the Company. The agreements are specifically with FMSUD Consultancy B.V. (the “Mulder Agreement”), OUIDA Management Consultancy BV (the “Kremers Agreement”) and Steenburgh Management BV (the “van den Berg Agreement”). The terms of these extensions are described above in Note 2 to the condensed consolidation financial statements.

In connection with the Strategic Transaction described above and pursuant to the terms of the IR Agreement, the Company set the number of its Board of Directors at five (5) Directors and appointed one new Director designated by Cicco, Mr. William Tet Hin Chia. This new Director was also appointed to the Audit Committee of the Company.  Mr. William Tet Hin Chia has been the Group Director of Operations of Frazer-Nash since 2001.  The Company agreed to enter into a letter agreement with Mr. Chia to provide payment to him of a monthly fee of € 4,167 ($5,875) for his services as a Director of the Company.

Indemnification Agreements

In connection with the Strategic Transaction described above and the appointment of the new Director to the Board of Directors, the Company entered into Indemnification Agreements on mutually agreeable terms with each current Director of the Company and has agreed to enter into an Indemnification Agreement with the new Director of the Company designated by Cicco within thirty (30) days of the Closing Date.

Shareholder’s Agreement:

Additionally, as part of the Strategic Transaction described above, Arch Hill Capital and Stichting LTC (the “Arch Hill Parties”) entered into a Shareholder’s Agreement with Cicco dated March 30, 2011 pursuant to which the Arch Hill Parties agreed to cause the Company to comply with the provisions of the IR Agreement and to vote their shares of Common Stock in favor of the corporate actions specified in the IR Agreement.  The Arch Hill Parties also gave Cicco their proxy for the limited purpose of allowing Cicco to vote the shares held by the Arch Hill Parties in the event that they do not comply with the requirements of the IR Agreement described in the preceding sentence.  Finally, the Arch Hill Parties and Cicco agreed to provide the other party with a right of first refusal in the event that such party decided to offer their Common Stock for sale to a third party.

ITEM 6.	EXHIBITS

The following Exhibits are filed as part of this Report or incorporated herein by reference:

4.11	Form of Amended and Restated Convertible Promissory Note (1).

10.30	Securities Purchase Agreement dated March 30, 2011 by and between Lithium Technology Corporation and Cicco Holding AG (1).

10.31	Joint Venture and Shareholder’s Agreement dated March 30, 2011 by and between GAIA Holding B.V. and Cicco Holding AG (1).

10.32	Letter Agreement effective as of February 14, 2011 by and between Lithium Technology Corporation and OUIDA Management Consultancy BV (1).

10.33	Letter Agreement dated as of March 28, 2011 by and between Lithium Technology Corporation and FMSUD Consultancy B.V. (1).

10.34	Letter Agreement dated as of April 1, 2011 by and between Lithium Technology Corporation and FMSUD Consultancy B.V. (1).

10.35	Letter Agreement dated as of March 28, 2011 by and between Lithium Technology Corporation and Dr. Christiaan van den Berg (1).

10.36	Form of Indemnification Agreement (1).

10.37	Shareholder’s Agreement dated March 30, 2011 by and between Arch Hill Capital, B.V., Stichting Gemeenschappelijk Bezit LTC and Cicco Holding AG (2).

10.38	Letter Agreement dated April 12, 2011 from Arch Hill Capital B.V. terminating the Governance Agreement (2).

10.39	Letter Agreement dated January 3, 2011 by and between Lithium Technology Corporation and Arch Hill Capital N.V. +

10.40	Letter Agreement dated January 13, 2011 by and between Lithium Technology Corporation and Fidessa Asset Management S.A. +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

+	Exhibit filed herewith in this Report.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated and filed with the United States Securities and Exchange Commission on April 7, 2011.

(2)	Incorporated by reference to Arch Hill Capital’s Schedule 13D, Amendment No. 17, dated and filed with the United States Securities and Exchange Commission on May 4, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION

Date: May 20, 2011	BY:	/s/ Theo M. M. Kremers
Theo M. M. Kremers
Chief Executive Officer
(Principal Executive Officer)

LITHIUM TECHNOLOGY CORPORATION

Date: May 20, 2011	BY:	/s/ Timothy J. Ryder
Timothy J. Ryder
Chief Financial Officer
(Principal Financial Officer)