Form 10-Q
period 2011-06-30
LITHIUM TECHNOLOGY CORP
filed 2011-08-12
CIK 804154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 12, 2011, the Company had 2,032,371,256 shares of common stock outstanding.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

INDEX

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,024,000	$927,000
Accounts receivable, net	225,000	630,000
Inventories	1,458,000	1,457,000
Prepaid expenses and other current assets	153,000	64,000
Total current assets	2,860,000	3,078,000
Property and equipment, net	5,931,000	5,647,000
Other assets	1,500,000	2,055,000
Total assets	$10,291,000	$10,780,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,781,000	$1,616,000
Accrued salaries	3,000	-
Accrued interest	4,444,000	3,069,000
Related parties debt	1,793,000	1,603,000
Current portion of long term debt	4,652,000	4,156,000
Other current liabilities and accrued expenses	2,124,000	3,431,000
Liability for inadequate reserves of common stock	1,744,000	-
Warrant liability	-	14,000
Total current liabilities	16,541,000	13,889,000

Related party debt long term	10,063,000	7,803,000
Long term debt	10,838,000	10,569,000
Other long term liabilities	-	1,900,000

Total liabilities	37,442,000	34,161,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT

Total Preferred Stock authorized 100,000,000 - no shares issued and outstanding at June 30, 2011 and December 31, 2010	-	-

Common stock, par value $.01 per share, authorized - 3,000,000,000 at June 30, 2011 and December 31, 2010; issued and outstanding - 2,032,371,256 at June 30, 2011 and 1,887,173,032 December 31, 2010	20,324,000	18,872,000
Additional paid-in capital	123,076,000	116,940,000

Accumulated other comprehensive loss - cumulative translation adjustments	(4,009,000)	(3,963,000)
Accumulated deficit	(166,542,000)	(155,230,000)
Total stockholders deficit	(27,151,000)	(23,381,000)
Total liabilities and stockholders deficit	$10,291,000	$10,780,000

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010

REVENUES
Products and services sales	$4,397,000	$3,041,000	$2,121,000	$1,324,000
Cost of goods sold	3,970,000	$3,206,000	1,650,000	$901,000
Gross margin (loss)	427,000	(165,000)	471,000	423,000

EXPENSES
Engineering, research and development	196,000	258,000	90,000	60,000
General and administrative	2,067,000	2,299,000	976,000	1,201,000
Transaction compensation expense - warrants	3,902,000	-	3,902,000	-
Sales and marketing	192,000	372,000	99,000	226,000
Depreciation and amortization	51,000	62,000	20,000	17,000
Loss on sale of property and equipment	-	10,000	-	5,000
Total expenses	6,408,000	3,001,000	5,087,000	1,509,000
Loss from operations	(5,981,000)	(3,166,000)	(4,616,000)	(1,086,000)

OTHER INCOME (EXPENSE)
Fair value of warrant	10,000	129,000	-	65,000
Interest expense, net of interest income	(1,567,000)	(1,118,000)	(801,000)	(571,000)
Interest expense related to amortization of discount on convertible debt	(51,000)	(67,000)	(51,000)	(34,000)
Currency exchange income (expense)	(1,809,000)	2,838,000	(465,000)	1,690,000
Other	(170,000)	-	(170,000)	-
Other - inadequate reserves of common stock	(1,744,000)	-	(1,744,000)	-
Total other income (expense)	(5,331,000)	1,782,000	(3,231,000)	1,150,000

INCOME (LOSS) BEFORE INCOME TAXES	(11,312,000)	(1,384,000)	(7,847,000)	64,000

Income tax expense	-	(456,000)	-	-

NET INCOME (LOSS)	(11,312,000)	(1,840,000)	(7,847,000)	64,000

Currency translation adjustments	(46,000)	(339,000)	(119,000)	68,000
COMPREHENSIVE INCOME (LOSS)	$(11,358,000)	$(2,179,000)	$(7,966,000)	$132,000
Weighted average number of common shares outstanding: Basic and Diluted rounded to nearest million	1,968,000,000	1,804,000,000	2,030,000,000	1,804,000,000
Basic and diluted net income/(loss) per share	$(0.01)	$(0.00)	$(0.00)	$0.00

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	June 30, 2011	June 30, 2010
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(11,312,000)	$(1,840,000)
Adjustments
Depreciation and amortization expense	772,000	372,000
Bad debt expense	169,000	-
Amortization of debt discount	-	67,000
Transaction compensation expense - warrants	3,902,000	-
Inadequate reserves of common stock	1,744,000	-
Loss on sale of property and equipment	-	10,000
Currency translation loss (gain)	1,809,000	(2,838,000)
Change in fair value of warrant liability	(14,000)	(129,000)
(Increase)/decrease in assets
Inventories	126,000	381,000
Accounts receivable	261,000	87,000
Prepaid expenses and other assets	(82,000)	62,000
Increase in liabilities
Accounts payable & accrued expenses	(303,000)	1,990,000
Net cash used in operating activities	(2,928,000)	(1,838,000)
CASH FLOW FROM INVESTING ACTIVITIES
Capital Expenditures	(29,000)	(106,000)
Net cash used in investing activities	(29,000)	(106,000)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	(210,000)	(175,000)
Proceeds from loans from related parties	-	1,459,000
Proceeds from issuance of convertible debt	371,000	-
Proceeds from equity issuance	3,000,000	-
Net cash provided by financing activities	3,161,000	1,284,000

CURRENCY EFFECTS ON CASH AND CASH EQUIVALENTS	(107,000)	34,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	97,000	(626,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	927,000	1,181,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,024,000	$555,000

Interest paid (Silent Partnership Loans - TBG)	$-	$30,000
Income taxes paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

Our condensed consolidated financial statements include the accounts of Lithium Technology Corporation (“LTC” or the “Company”), and all of our subsidiaries.  All material intercompany accounts, transactions and profits are eliminated in consolidation.  For a complete description of the accounting policies of LTC and its consolidated subsidiaries, refer to Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2010.

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2011 and 2010 are unaudited and have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the condensed consolidated financial statements fairly present in all material respects, the financial position, results of operations and cash flows for the periods presented.  To the best of our knowledge and belief, all adjustments of a normal recurring nature have been made to properly reflect income and expenses attributable to the periods presented.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2011. The December 31, 2010 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results for the year ended December 31, 2011 or any other period.

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

The Company’s operating plan seeks to minimize its capital requirements, but the expansion of its production capacity to meet increasing sales and refinement of its manufacturing process and equipment will require additional capital. The Company expects that operating and production expenses will increase significantly to meet increasing sales, but it is currently unable to achieve sales demand due to the lack of working capital.  For this reason the Company restructured its business in the third quarter of 2008, by abandoning its flat cell production activity and streamlining its cylindrical cell production in Nordhausen Germany. Going forward the US operation will assemble batteries to customer needs for the US market. Batteries for the EU (European Union) market are assembled in Nordhausen Germany.  The Company raised capital through the sale of securities  closing this quarter but is continuing to seek other financing initiatives and needs to raise additional capital to meet its working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities. The Company believes that if it raises approximately $4 million in additional debt and equity financings it would have sufficient funds to meet its needs for working capital, capital expenditures and expansion plans through the year ending December 31, 2011.

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

Pursuant to the terms of the Purchase Agreement, the Company sold to Cicco 721,500,000 Shares of the Company’s Common Stock, $.01 par value (the “Cicco Shares”). In consideration of the Cicco Shares, Cicco delivered to the Company in connection with the closing (i) Three Million U.S. Dollars ($3,000,000) and (ii) an executed purchase order for the battery pack units containing at least 14,400 battery cells (the “Purchase Order”). Of the Cicco Shares, 596,500,000 are being held in escrow by the Company’s counsel and shall be released to Cicco in proportion to the amounts funded under the Notes as compared to the Commitment Amount (as defined below) within five (5) days of receipt of an advance under any Note.

Additionally, under the terms of the Purchase Agreement, Cicco agreed to make a loan facility available to the Company in exchange for the issuance of convertible promissory notes (each a “Note”). Cicco agreed to provide advances to the Company (each an “Advance”) up to an aggregate limit of Four Million Six Hundred Twenty-Nine Thousand One Hundred Ninety-Eight U.S. Dollars ($4,629,198) (the “Commitment Amount”). The Company may request an Advance or Cicco may provide the Company with an Advance up to the Commitment Amount through December 31, 2011. Upon the receipt of any Advance, the Company agreed to issue a Note in the principal amount of such Advance. Each Note accrues interest at nine percent (9%) per annum and matures on June 30, 2013 (the “Maturity Date”). The holder of each Note may at its option convert the principal of and accrued interest on the Note into shares of the Company’s Common Stock at $.03 per share (subject to certain adjustments for Company dilutive events set forth in the Note) at any time prior to the Maturity Date. Each Note also gives the holder the right to accelerate the Note upon the occurrence of an Event of Default (as defined in the Note).

In connection with the closing, the Company issued to Cicco the Closing Note on the same Note terms set forth above in the principal amount of Three Hundred Seventy Thousand Eight Hundred Two Dollars ($370,802), which represents the Cumulative Investment paid to the Company by Cicco as excess funding in the purchase of battery cells from the Company prior to the closing. Cicco agreed to waive any requirement that the Closing Note be guaranteed upon execution and issuance thereof on the closing.

The Company also issued a Closing Warrant to Cicco in connection with the closing that is designed to provide Cicco with anti-dilution protection against the exercise or conversion of the Specified Antidilution Securities (as defined below). The Closing Warrant is fully vested and is exercisable by the holder thereof for as long as any of the Specified Antidilution Securities (as defined below) is outstanding and exercisable. The exercise price for each share issuable thereunder (each, a “Warrant Share”) is $.01 per share and the Closing Warrant must be exercised on a cashless basis. The holder of the Closing Warrant may exercise the Closing Warrant for such number of Warrant Shares, when added to the Specified Share Number, which is equal to 35.0% of the Specified Antidilution Base. The “Specified Share Number” is the sum of (i) the number of October Shares (as defined below), (ii) the number of Closing Shares (assuming the release of all Holdback Shares issued at closing), and (iii) the number of shares of Common Stock issuable upon conversion of all Notes (assuming that the Commitment Amount has been fully funded under the Notes) at the time of determination (as each of the foregoing terms is defined in the Securities Purchase Agreement). The “Specified Antidilution Base” is the sum of (i) 1,907,371,256 shares of Common Stock outstanding on the date of issuance of the Closing Warrant, (ii) the number of shares of Common Stock, if any, issued upon exercise or conversion of the Specified Antidilution Securities following the closing, and (iii) the number of shares of Common Stock issuable as Warrant Shares after giving effect to the exercise of the Closing Warrant on a “cashless exercise” basis. The “Specified Antidilution Securities” are any outstanding options, warrants, convertible notes and debentures of the Company prior to the Closing Date.

Under the terms of the Purchase Agreement, Cicco shall additionally be entitled to receive warrants to purchase an aggregate of up to 4,915,000,000 shares of the Company’s Common Stock (each a “Performance Warrant”) upon the fulfillment of certain conditions specified in the Purchase Agreement including the achievement of certain Performance Targets by the Joint Venture Entity (as defined below) or the Company beginning on July 1, 2011 through July 1, 2015. The Performance Warrants issuable to Purchaser shall be for the purchase of the specified amount of shares of Common Stock at the specified exercise prices ranging from $0.24 to $0.06 per share as set forth in schedules to the Purchase Agreement for each Performance Target. For the Performance Warrants issuable for the Warrant Shares on the first three Performance Target dates, in order to exercise such Performance Warrant, the funding in full of the Commitment Amount of the Notes and the conversion in full of all outstanding Notes must occur. For the Performance Warrants issuable for the Warrant Shares on the second three Performance Target dates, in order for each such Performance Warrant to be issued, the funding in full of the Commitment Amount of the Notes and the conversion in full of all outstanding Notes must occur. Each Performance Warrant when issued is fully vested and is exercisable for one (1) year from the date of issuance. The number of shares issuable and the exercise price per share are subject to adjustment for certain Company events set forth in the Warrant. The first Performance Target was set for July 1, 2011. Such Performance Target was not met or substantially performed and therefore the Performance Warrant to purchase 425,000,000 shares of the Company’s Common Stock was not issued to Cicco. The next Performance Target is set for January 1, 2012.

The Company also entered into the IR Agreement with Cicco, which provides, among other things, demand registration rights after June 1, 2011 and piggyback registration rights to the holder(s) of the Common Stock purchased at the closing, the October Shares, the Common Stock issuable upon conversion of the Notes, and the Common Stock issuable upon exercise of the Warrants outstanding at the time of registration. The IR Agreement further grants to Cicco a right of first refusal to purchase shares of the Company’s Common Stock being offered and/or issued by the Company upon the same offer/issuance terms except for issuance by the Company of securities (i) pursuant to any contract or plan in effect as of the date of the IR Agreement, (ii) in connection with the employment or retention of management and certain others at an exercise, conversion or issuance price not below fair market value at the security date of grant or issuance, as the case may be, or (iii) where such issuance is approved by Cicco. The IR Agreement additionally grants to Cicco the right to appoint directors to the Company’s Board of Directors and to the Company’s Audit Committee according to the terms of the IR Agreement.

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

Consulting Agreements; Director Fees

The Company entered into letter agreements with consulting firms that employ Theo Kremers, Fred Mulder and Christiaan van den Berg, three of the current Directors of the Company, to extend their services for an additional term through December 31, 2012 and to provide payment to each of them of a monthly Director fee of Euro 4,167 ($5,875) for their services as a Director of the Company. The agreements are specifically with FMSUD Consultancy B.V. (the “Mulder Agreement”), OUIDA Management Consultancy BV (the “Kremers Agreement”) and Steenburgh Management BV (the “van den Berg Agreement”).

The Kremers Agreement additionally provides that the Company shall pay a monthly consulting fee of Euro 20,833 ($29,370)  to OUIDA Management Consultancy BV in exchange for at least 160 hours of services each month. The Kremers Agreement finally provides that in the event that Theo M.M. Kremers, an employee of OUIDA Management Consultancy B.V., is no longer the Chief Executive Officer of the Company but is still providing consulting services to the Company, the Company shall be entitled to only approximately 64 hours of services per month from Mr. Kremers and shall pay a monthly consulting fee of Euro 8,333 ($11,748) in return therefor. The Mulder Agreement additionally provides that the Company shall pay a monthly consulting fee of Euro 7,500 ($10,574) to FMSUD Consultancy B.V. for its services.

The Company agreed to enter into a letter agreement with the Company’s new Board member, Mr. William Tet Hin Chia, appointed in connection with the Strategic Transaction, to provide payment to him of a monthly fee of Euro 4,167 ($5,875) for his services as a Director of the Company.

Indemnification Agreements

In connection with the Strategic Transaction and the appointment of the new Director to the Board of Directors, the Company entered into Indemnification Agreements on mutually agreeable terms with each current Director of the Company and has agreed to enter into an Indemnification Agreement with Mr. Chia, the new Director of the Company designated by Cicco.

Shareholder’s Agreement

Additionally, as part of the Strategic Transaction, Arch Hill and Stichting LTC (collectively, the “Arch Hill Parties”) entered into a Shareholder’s Agreement with Cicco dated March 30, 2011 pursuant to which the Arch Hill Parties agreed to cause the Company to comply with the provisions of the IR Agreement and to vote their shares of Common Stock in favor of the corporate actions specified in the IR Agreement.  The Arch Hill Parties also gave Cicco their proxy for the limited purpose of allowing Cicco to vote the shares held by the Arch Hill Parties in the event that they do not comply with the requirements of the IR Agreement described in the preceding sentence.  Finally, the Arch Hill Parties and Cicco agreed to provide the other party with a right of first refusal in the event that such party decided to offer their Common Stock for sale to a third party.

Executive Appointment and Compensation

As reported by the Company in a Current Report on Form 8-K dated May 2, 2011, on April 26, 2011 Martin Koster joined the management team of the Company as its President and Chief Operating Officer (“COO”).  In addition to his daily operational responsibilities at the Company, Mr. Koster will focus on the implementation of the strategic development opportunities of the Company and the Company's transition into a volume manufacturer of its leading large-format Lithium-Ion based battery technology, including the integration of its battery technology with the electronics capabilities of the Company's strategic partner, Frazer-Nash, through the previously announced strategic alliance between the two companies.

For his services as President and COO, the Company has agreed to pay Mr. Koster an annual base salary of ₤210,000 ($336,672) per year for a period of two (2) years.  Additionally, the Company agreed to issue to Mr. Koster options to purchase an aggregate of Fifty Million (50,000,000) shares of the Company’s common stock, $.01 par value, which options are exercisable for a period of thirty-six months from the date of issuance, vest and are exercisable as described below, and are on such additional terms as shall be set forth in a definitive option agreement to be entered into between the Company and Mr. Koster.   Of such options, Twenty-Five Million shares shall vest immediately at an exercise price of $.024 per share, Ten Million shares shall vest within six (6) months of the issuance date at an exercise price of $.030 per share, Ten Million shares shall vest within one (1) year of the issuance date at an exercise price $.05 per share and Five Million shares shall vest within two (2) years of the issuance date at an exercise price of $.150 per share.  Mr. Koster shall be eligible to receive additional equity options as part of his annual compensation based upon future individual and Company performance.

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

Accounting for Inadequate Reserves of Common Stock

There are currently not adequate reserves of Common Stock authorized under the Company’s Restated Certificate of Incorporation to  issue to parties who hold outstanding debt instruments, options and warrants of the Company in the event that each such party would convert or exercise, as the case may be, such security. The Company accounts for the inadequate authorized shares in accordance with FASB ASC 815-40, Contracts in Entity’s Own Equity. FASB ASC 815-40 states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company’s control, that the convertible debt instruments and securities should be classified as a liability measured at fair value on the balance sheet. In accordance with FASB ASC 815-40, when there are insufficient shares to permit conversion or exercise of all the issued convertible debt and securities, the value of the insufficient shares will be classified as liabilities and measured at fair value on the balance sheet and the insufficient share liability will be accounted for using mark-to-market accounting at the end of each fiscal period until all the criteria for permanent equity have been met.

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

The Company may be engaged in providing additional services to customers who purchased our batteries without a warranty agreement.  These services may involve diagnostics and repair work provided by our technicians. These services are treated as stand-alone agreements and revenue related to them is recognized as services are provided.  The Company does not provide services to organizations that do not currently own the batteries (products) that we delivered.

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

In cases where batteries are sold to customers with a warranty agreement, a percentage of product revenues (based on past experience) is provided to cover the cost of warranty, and the liability for such potential future cost is included in our balance sheet under “other current liabilities and accrued expenses.”

Generally, sales terms are Free on Board (FOB) origin. Trade accounts receivable potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral.

Foreign Currency Policy

Foreign currency transactions are accounted for pursuant to ASC 830 and may give rise to currency exchange income or expense. Our foreign subsidiaries use their local currency as their functional currency and their net assets are translated at year-end rates while income and expense accounts are translated at average exchange rates during the period. Adjustments resulting from these translations are reflected as cumulative translation adjustments in shareholders’ equity. Due to changes in foreign exchange rates, sales and net earnings denominated in currencies other than the U.S. Dollar may result in higher or lower dollar sales and net earnings upon translation. Most of our debt instruments are denominated in Euros and gains or losses from changes in exchange rates are recognized in earnings during the period of occurrence. All our intercompany debts are considered as investments, and gains and losses resulting from the fluctuation of exchange rates are recorded in the cumulative translation adjustments in shareholders’ equity. We may also experience a positive or negative translation adjustment within our shareholders’ equity.

Recently Issued Accounting Standards

The Company adopted Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income issued by the Financial Accounting Standards Board (“FASB”). This ASU amends the FASB Accounting Standards Codification  to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company is in the process of determining whether adoption will have a material impact on its financial statements.

NOTE 4—INVENTORIES

Inventories at June 30, 2011 and December 31, 2010 are made up of the following:

	June 30, 2011	December 31, 2010

Finished Goods	$295,000	$196,000
Work In Process	480,000	518,000
Raw Materials	683,000	743,000
	$1,458,000	$1,457,000

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2011 and December 31, 2010 is summarized as follows:

	June 30, 2011	December 31, 2010

Land and buildings	$4,097,000	$3,937,000
Technical and laboratory equipment	8,650,000	7,828,000
Asset under construction and equipment deposit	527,000	480,000
Office equipment and other	1,177,000	1,021,000
Sub Total	14,451,000	13,266,000
Less: Accumulated depreciation and amortization	(8,520,000)	(7,619,000)
	$5,931,000	$5,647,000

NOTE 6—INCOME TAXES

Dutch tax legislation does not permit a Dutch parent company and its foreign subsidiaries to file a consolidated Dutch tax return. Dutch resident companies are taxed on their worldwide income for corporate income tax purposes at a statutory rate of 25.5%. No further taxes are payable on this profit unless that profit is distributed. If certain conditions are met, income derived from foreign subsidiaries is tax-exempt in the Netherlands under the rules of the Dutch “participation exemption”. However, certain costs such as acquisition costs and interest on loans related to foreign qualifying participations are not deductible for Dutch corporate income tax purposes, unless those costs are attributable to Dutch taxable income. When income derived by a Dutch company is subject to taxation in the Netherlands as well as in other countries, generally avoidance of double taxation can be obtained under the extensive Dutch tax treaty network or Dutch domestic law.

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  As of June 30, 2011 the Company had deferred tax assets of $29,400,000 for net operating losses (“NOL”) carry forwards related to US operations and $18,320,000 for NOL carry forwards related to foreign operations. As a result of the Company’s continuing tax losses, the Company has recorded a full valuation allowance against its net deferred tax assets.

Additionally, the Company has not recorded any liabilities for unrecognized tax benefits subsequent to the adoption of ASC 740-10 (formerly known as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” or FIN 48).

NOTE 7—DEBT

	June 30, 2011	December 31, 2010

Current debt
Loans From Financial Institutions	13,000	16,000
Silent Partner loans-TBG	1,617,000	1,688,000
June 2008, 9% Convertible Note - current portion	3,022,000	2,452,000
Sub total current debt	$4,652,000	$4,156,000
Related party debt - current
Promisory note to Archhill	1,793,000	1,603,000
Total related party debt - current	$1,793,000	$1,603,000
Related party debt - long term
9% Related Party Conv. Deb. March 2009	1,485,000	1,368,000
10% Related Party Conv. Deb. Oct 2009 I, net of discount	1,861,000	1,714,000
10% Related Party Conv. Deb. Oct 2009 II, net of discount	2,836,000	2,612,000
10% Related Party Conv. Note van Hessen Interest	883,000	883,000
10% Related Party Conv. Deb. Q2 2010	1,332,000	1,226,000
10% Related Party Conv. Deb. Q4 2010	1,295,000	-
10% Related Party Conv. Deb. Q1 2011 FN	371,000	-
Total related party debt - long term	10,063,000	7,803,000
Long term debt
July 2007, 10% Convertible Debenture	3,247,000	3,247,000
June 2008, 9% Convertible Note	7,591,000	7,322,000
Sub Total Long term debt	10,838,000	10,569,000
Warrant liability	-	14,000
Total debt	$27,346,000	$24,145,000

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

Strategic Transaction

Under the terms of the Purchase Agreement executed with Cicco in connection with the Strategic Transaction described above in Note 2, Cicco agreed to make a loan facility available to the Company in exchange for the issuance of convertible promissory notes (each a “Note”). Cicco agreed to provide advances to the Company (each an “Advance”) up to an aggregate limit of Four Million Six Hundred Twenty-Nine Thousand One Hundred Ninety-Eight U.S. Dollars ($4,629,198) (the “Commitment Amount”).

Arch Hill Related Party Convertible Debenture

On January 3, 2011, the Company issued a Convertible Debenture for Euros 900,000 (approximately $1.2 million) to Arch Hill in consideration for professional services rendered in arranging and negotiating the extension of all Arch Hill and Stichting-owned convertible debt instruments that were maturing on December 31, 2010 to June 30, 2013.

NOTE 8—COMMITMENTS AND CONTINGENCIES

LITIGATION

Andrew J. Manning, a former employee of the Company, filed a complaint in October 2008, in the Superior Court of New Jersey, Morris County, Law Division, against the Company and other parties, alleging breach of contract, breach of covenant of good faith and fair dealing, negligent misrepresentation, tortious interference with Mr. Manning’s economic gain, retaliation, unjust enrichment, and intentional infliction of emotional distress. On December 1, 2010, the Superior Court issued an order granting the Company’s motion for summary judgment and dismissing Mr. Manning’s complaint with prejudice. Subsequently Mr. Manning has appealed the order and the Company continues to defend itself. Oral argument on the appeal has not yet been set by the Court. This matter has not been resolved as of the date hereof.

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

NOTE 9—STOCKHOLDERS EQUITY

Authorized Shares

The Company is authorized to issue 3.0 billion shares of the common stock and 100 million shares of preferred stock. Of the 100 million authorized shares of preferred stock, the Company designated and authorized 1,000 shares as Series A Convertible Preferred Stock, which the Company issued to an investor in the private placement of A Units which concluded in January 2005 and have subsequently been converted into the Company’s common stock. Additionally, the Company designated and authorized 100,000 shares of Series B Convertible Preferred Stock and 300,000 shares of Series C Convertible Preferred.  All of the issued and outstanding Series B and C Convertible Preferred Stock were converted to the Company’s common stock during 2009 and as of June 30, 2011 and December 31, 2010, there are no shares of Preferred Stock issued and outstanding.

There are currently inadequate reserves of Common Stock authorized under the Company’s Restated Certificate of Incorporation for the shares issuable upon conversion of the Company’s convertible debt instruments and securities.

In accordance with FASB ASC 815-40, when there are insufficient authorized shares to permit conversion or exercise of all the issued convertible debt instruments and securities, the insufficient shares are classified as liabilities and measured at fair value on the balance sheet.  The liabilities will be accounted for using mark-to-market accounting at the end of each fiscal period until all the criteria for permanent equity have been met.

On June 30, 2011, the Company had 67,096,882 shares issuable in excess of the number authorized under the Company’s Restated Certificate of Incorporation.  As a result, these shares were recorded as a liability of $1,744,519, resulting in an expense of $1,744,519.

The liability for insufficient shares was valued at June 30, 2011 with the following assumptions:

June 30, 2011
Price of share of Lithium Technology Corporation Stock	0.026
Shares issued and potentially issuable shares in excess of authorized	67,096,882
Liability	1,744,519

In connection with the Strategic Transaction, the Company is required to file an Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s Common Stock (the “Amendment”). The increase in the number of authorized shares of Common Stock is needed in order for the Company to have adequate reserves of Common Stock available for issuance upon exercise of any of the Warrants issued to Cicco, conversion of any of the Notes issued to Cicco, and conversion and/or exercise of previously issued notes, debentures, options and warrants.

Effective as of July 7, 2011, the Company received written consents of a majority of the holders of the voting stock of the Company approving the Amendment to increase the number of authorized shares of Common Stock from 3,000,000,000 to 4,400,000,000. The Company filed a Definitive 14C Information Statement with the SEC describing the Amendment, which were sent to all of the Company’s shareholders after July 26, 2011.  The Amendment will become effective twenty (20) days after the date of the mailing.

As a result of having obtained the requisite shareholder approval effective as of July 7, 2011 to increase the number of authorized shares of the Company, the Company will value the liability as of such date. This valuation will result in an increase to the liability of $33,548, and corresponding expense of $33,548. This valuation was determined using the following assumptions:

July 7, 2011
Price of share of Lithium Technology Corporation Stock	0.0265
Shares issued and potentially issued shares in excess of authorized	67,096,882
Liability for insufficient shares July 7, 2011	1,778,067
Less June 30, 2011 liability	(1,744,519)
Net liability adjustment	33,548

Since the Company’s shareholders have approved the increase in the number of authorized shares as of July 7, 2011 resulting in the Company having sufficient shares available as reserves for all shares issuable in connection with the Company’s conversion of debt instruments and exercise of outstanding warrants, the liability treatment discussed above is no longer applicable. As a result, the liability of $1,778,067 was credited to additional paid-in capital as of that date.

Transaction Bonus Warrants

In connection with the Strategic Transaction, the Company granted to three of its current directors warrants to purchase 202,348,282 shares of Company Common Stock (the “Bonus Warrants”). Participants in the plan are Theo M.M. Kremers, Fred Mulder and Christiaan A. van den Berg, each a director of the Company and providing consulting services to the Company pursuant to consulting agreements dated September 15, 2009. In addition, Mr. Kremers is the Chief Executive Officer of the Company. The Bonus Warrants were issued under the Amended and Restated Transaction Bonus Plan adopted by the Board in November, 2010 (the “Transaction Bonus Plan”) and are exercisable at $0.0247 per share for a period of five years from the Vesting Date (as defined below).   Pursuant to the terms of the Transaction Bonus Plan, each of the Bonus Warrants vests on a date (the “Vesting Date”) subsequent to the date that the Company executed the definitive agreements relating to the Strategic Transaction and on the condition that (i) the Bonus Warrants were reviewed, and found to be fair to the Company by an independent person or firm with expertise in the area of transaction bonus compensation and (ii) the holder thereof was providing services to the Company on the Vesting Date unless terminated by the Company other than for Cause (as defined in the Transaction Bonus Plan), as a result of disability (as defined in the Transaction Bonus Plan) or death of the holder, or the holder has terminated his or its services to the Company for Good Reason (as defined in the Transaction Bonus Plan).  The Company is in the process of obtaining an opinion of fairness from the independent party described above, and once finalized, the Bonus Warrants will vest under the terms of the current Transaction Bonus Plan.

The Company is required to estimate the fair value of such Bonus Warrants in the second quarter as a result of the Strategic Transaction closing in such quarter.   The fair value of the Bonus Warrants is estimated at approximately $3,902,000 and such estimate was determined using the Black-Scholes model. The factors used in the estimated calculation are as follows: expected volatility of 114.60%, expected term of 3 years and risk-free interest rate of 3.76%. Expected volatility and risk-free interest rates are based upon the expected life of the Bonus Warrants. The interest rates used are the yield of a five year U.S. Treasury Note as of April 1, 2011.   The amount is shown as an expense of the Company for the 3 and 6 months ended June 30, 2011.

Executive Options

As reported by the Company in a Current Report on Form 8-K dated May 2, 2011, on April 26, 2011 Martin Koster joined the management team of the Company as its President and COO.  As part of his compensation package, the Company has agreed to issue to Mr. Koster options to purchase an aggregate of Fifty Million (50,000,000) shares of the Company’s common stock, $.01 par value, which options are exercisable for a period of thirty-six months from the date of issuance, vest and are exercisable as described below, and are on such additional terms as shall be set forth in a definitive option agreement to be entered into between the Company and Mr. Koster.   Of such options, Twenty-Five Million shares shall vest immediately at an exercise price of $.024 per share, Ten Million shares shall vest within six (6) months of the issuance date at an exercise price of $.030 per share, Ten Million shares shall vest within one (1) year of the issuance date at an exercise price $.05 per share and Five Million shares shall vest within two (2) years of the issuance date at an exercise price of $.150 per share.

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

Geographic information is as follows:

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues
Domestic Operations	$2,634,000	$436,000	$1,286,000	$227,000
European Operations	1,763,000	2,605,000	835,000	1,097,000
	$4,397,000	$3,041,000	$2,121,000	$1,324,000

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income (loss)
Domestic Operations	$(10,416,000)	$410,000	$(7,850,000)	$447,000
European Operations	(896,000)	(2,250,000)	3,000	(383,000)
	$(11,312,000)	$(1,840,000)	$(7,847,000)	$64,000

	As at	As at
	June 30, 2011	December 31, 2010
Property and equipment, net
Domestic Operations	-	$10,000
European Operations	5,931,000	5,637,000
	$5,931,000	$5,647,000

Capital expenditures and depreciation expenses are incurred primarily by the European operations.

In the three and six months ended June 30, 2011, one US customer, Frazer Nash, a related party, represented 85% of total consolidated revenues for the six months ended June 30, 2011 and 45% of the total consolidated revenues for the three months ended June 30, 2011. As of June 30, 2011, Frazer Nash was indebted to the Company in the amount of $14,000.

As of June 30, 2011, no individual customer represented more than 10% of the net accounts receivable of the Company.

NOTE 11—NET LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to FASB ASC 260-10, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares during the quarter. The Company had no Preferred Stock outstanding as of June 30, 2011 and December 31, 2010.  As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the three months ended June 30, 2011 and 2010 were 2,029,593,479 and 1,803,839,699 respectively.

Due to net losses in the three and six months ended June 30, 2011 and 2010, the effect of the potential common shares resulting from convertible promissory notes payable, stock options and warrants (approximately 1,307,000,000 and 373,000,000 shares as of June 30, 2011, and June 30, 2010, respectively) were excluded, as the effect would have been anti-dilutive.

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

On July 11, 2007, debt of the European subsidiaries of the Company and accrued interest thereon was satisfied by the Company, including by the issuance of a convertible note (the “July 2007 Note”). The July 2007 Note currently (i) accrues interest at 10% per annum, (ii) is convertible into shares of the Company’s common stock at $.07 per share, (iii) is not secured by the Company but was originally secured by the assets of Arch Hill, and (iii) is due and payable on June 30, 2013 (the “Maturity Date”).  The Company also has the option, at any time up to the Maturity Date to convert in whole or in part the outstanding amount of the July 2007 Note and any accrued interest, into the Company’s shares of common stock at the conversion price of $0.024 per share.

In January 2010, because of the Company’s inability to pay the accrued interest on the July 2007 Note, the July 2007 Note holder called the security with Arch Hill. As a result, on January 1, 2010 the accrued interest was converted to a non-secured 10% Related Party Convertible Note due to Arch Hill.  Consequently, as of January 4, 2010 the accrued interest of $883,000 was converted to a non-secured 10% Related Party Convertible Note due to Arch Hill in consideration for Arch Hill’s payment of certain of the Company’s accrued interest on the July 2007 Note with its own assets.

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

In September 2009 the Company received an ISO 9000 certificate for its cell manufacturing activity in Nordhausen, Germany. Our ISO 9000 designation was recertified in 2010.

RESULTS OF OPERATIONS
SIX AND THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO SIX AND THREE MONTHS ENDED JUNE 30, 2010

REVENUES FROM PRODUCTS SALES increased by $1,356,000 or 44% in the six months ended June 30, 2011 from $3,041,000 in the same period in 2010 to $4,397,000 in 2011. For the three months period ended June 30, 2011 revenues increased by $797,000 or 60% from $1,324,000 in 2010 to $2,121,000 in 2011. The increase in sales for the six and three months ended June 30, 2011 can be attributed to sales to the Company’s strategic customer.

COST OF GOODS SOLD was $3,970,000 and $3,206,000 for the six months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011 and 2010, cost of goods sold was $1,650,000 and $901,000 respectively. Increased cost of goods sole can be attributed to higher production levels in the six months ended June 30, 2011 as well as higher costs of the materials used in our production.

 ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES during the six months ended June 30, 2011 decreased by 24% to $196,000 from $258,000 in the same period in 2010.  For the three months ended June 30, 2011 and 2010, engineering, research and development expenses were $90,000 and $60,000 respectively. External technical and consulting activity has been curtailed significantly starting in 2010 and recently internal resources have been reduced.

GENERAL AND ADMINISTRATIVE EXPENSES during the six months ended June 30, 2011 decreased by 10% to $2,067,000 from $2,299,000 in the same period in 2010.  General and administrative expenses were $976,000 and $1,201,000 for the three months ended June 30, 2011 and June 30, 2010, respectively. Decreases in general and administrative costs are attributable to non-production staff reductions at our Nordhausen facility as well as the reduction in the use of outside consultants.

TRANSACTION COMPENSATION EXPENSE - WARRANTS was $3,902,000 for the six months ended June 30, 2011 and $0 for compensation the six months ended June 30, 2010, respectively. For each of the three months ended June 30, 2011 and June 30, 2010, stock based compensation was $0. Transaction Compensation Expense - Warrants is an estimate of the fair value of the Bonus Warrants issued under the Transaction Bonus Plan. This estimation is recognized by the Company following the closing of the Strategic Transaction with affiliates of Frazer Nash described in Note 2 above. This estimated expense was calculated using a Black-Scholes model to determine the fair value.

SALES AND MARKETING EXPENSES were $192,000 for the six months ended June 30, 2011, versus $372,000 for the six months ended June 30, 2010, a decrease of 48% from the same period in 2010. Sales and marketing expenses were $99,000 and $226,000 for the three months ended June 30, 2011 and 2010, respectively. The decrease is primarily due to reduction in marketing activities involving trade shows and general promotion of our products as compared with prior period expenses.

DEPRECIATION AND AMORTIZATION during the six months ended June 30, 2011 was $772,000 compared with $372,000 for the six months ended June 30, 2010. For the three months ended June 30, 2011 and 2010, depreciation expenses were $365,000 and $180,000, respectively.

INTEREST EXPENSE, NET OF INTEREST INCOME for the six months ended June 30, 2011 increased by 40% to $1,567,000 from $1,118,000 in the six months ended June 30, 2010.  For the three months ended June 30, 2011 and June 30, 2010 interest expense was $801,000 and $571,000, respectively. This increase in interest expense is due in part to an increase in the Company’s debt from $22,165,000 on June 30, 2010 to $26,975,000 on June 30, 2011.

CURRENCY EXCHANGE INCOME/EXPENSE for the six months ended June 30, 2011 the Company recognized a currency exchange expense of $1,809,000 compared to a currency exchange income of $2,838,000 for the six months ended June 30, 2010. Currency exchange income or expense is the result of changes in exchange rates on assets or liabilities held by the Company which are denominated in currencies other then the U.S. Dollar. The Company has approximately 18.75 million Euros (repayable in Euros but recorded in US Dollars) in debt principal and accrued interest outstanding as of June 30, 2011.  The gains/losses are mostly unrealized resulting from the fluctuation of the exchange rate between the Euro and U.S. Dollar, and are recorded in the Company’s Consolidated Condensed Statements of Operations and Comprehensive Loss in accordance with FASB ASC 820-20-35.

OTHER - INADEQUATE SHARES OF COMMON STOCK for the three and six months ended June 30, 2011, the Company recognized $1,744,000 in relation to the fair value of the liability for inadequate reserve of common stock, as a result of having issued convertible securities which, if each were converted or exercised in full along with all of the currently outstanding convertible debt and securities of the Company, would cause the Company to issue shares of its common stock in excess of the number of shares authorized to be issued under the Company’s Restated Certificate of Incorporation, as amended.

NET LOSS TO COMMON SHAREHOLDERS was $(11,312,000) or $(0.01) per share for the six months  ended June 30, 2011 as compared to a net loss of $(1,840,000) or $(0.00) per share for the six months ended June 30, 2010.  The increase in net loss is mainly due to fluctuation in Currency Exchange expense, Transaction Compensation Expense - Warrants as well as Other expense as described above.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

On June 30, 2011 and December 31, 2010, cash and cash equivalents were $1,024,000 and $927,000, respectively. Total liabilities on June 30, 2011 and December 31, 2010 were $37,442,000 and $34,161,000 respectively.  On June 30, 2011, and December 31, 2010, assets included $225,000 and $630,000 in accounts receivable, $1,458,000 and $1,457,000 in inventories, net property and equipment consisting of $5,931,000 and $5,647,000, and prepaid expenses and other current assets consisting of $153,000 and $64,000, respectively. As of June 30, 2011, our working capital deficit was $13,681,000 as compared to $10,811,000 on December 31, 2010, an increase of $2,870,000 mainly attributable to operating losses sustained during the quarter in addition to a liability of $1,774,000 related to an inadequate reserve of Common Stock for convertible debt instruments and securities and $1,809,000 attributed to currency exchange expense. As we continue our commercialization efforts to increase sales, decrease raw material prices and refine unit costs of cells, we expect to continue decreasing our operating losses. By decreasing the relative cost price of the cells, operating losses will decrease as well.  Our ability to finance our need for working capital, such as raw materials, work in process and accounts receivables, will be crucial for the Company to increase production volumes. Any production standstill due to the shortage of raw materials immediately results in operating losses.

Net cash used in operating activities was $2,928,000 for the six months ended June 30, 2011 as compared to $1,838,000 in the comparable period for 2010, an increase of $1,090,000.  Capital expenditures were $29,000 during the six months ended June 30, 2011 compared to $106,000 in the same six month period of 2010. Cash flow from financing was $3,161,000 in the six months ended June 30, 2011 compared with $1,284,000 for the same period in 2010.

Our debt and other liabilities as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010

Current debt
Loans From Financial Institutions	13,000	16,000
Silent Partner loans-TBG	1,617,000	1,688,000
June 2008, 9% Convertible Note - current portion	3,022,000	2,452,000
Sub total current debt	$4,652,000	$4,156,000
Related party debt - current
Promisory note to Archhill	1,793,000	1,603,000
Total related party debt - current	$1,793,000	$1,603,000
Related party debt - long term
9% Related Party Conv. Deb. March 2009	1,485,000	1,368,000
10% Related Party Conv. Deb. Oct 2009 I, net of discount	1,861,000	1,714,000
10% Related Party Conv. Deb. Oct 2009 II, net of discount	2,836,000	2,612,000
10% Related Party Conv. Note van Hessen Interest	883,000	883,000
10% Related Party Conv. Deb. Q2 2010	1,332,000	1,226,000
10% Related Party Conv. Deb. Q4 2010	1,295,000	-
10% Related Party Conv. Deb. Q1 2011 FN	371,000	-
Total related party debt - long term	10,063,000	7,803,000
Long term debt
July 2007, 10% Convertible Debenture	3,247,000	3,247,000
June 2008, 9% Convertible Note	7,591,000	7,322,000
Sub Total Long term debt	10,838,000	10,569,000
Warrant liability	-	14,000
Total debt	$27,346,000	$24,145,000

As reported in a Current Report on Form 8-K dated and filed with the SEC on April 7, 2011, the Company executed several definitive agreements on March 30, 2011 with Cicco Holding AG (“Cicco”), an affiliate of Frazer-Nash Research Ltd. (“Frazer-Nash”) and then closed on April 1, 2011 the final part of a series of strategic transactions with affiliates of Frazer-Nash (the “Strategic Transaction”). The definitive agreements executed in connection with the closing of the Strategic Transaction include a Securities Purchase Agreement (the “Purchase Agreement”), a Closing Note (the “Closing Note”), a Closing Warrant (the “Closing Warrant”), an Investor Rights Agreement (the “IR Agreement”) and a Joint Venture and Shareholder’s Agreement through GAIA Holding B.V. (“GAIA”), a subsidiary of the Company (the “JV Agreement” and together with the Purchase Agreement, the Closing Note, the Closing Warrant and the IR Agreement, the “Strategic Agreements”). Unless otherwise defined herein, all defined terms herein shall have the meaning ascribed to them in the respective Strategic Agreements.  The Company also announced in connection with the execution of the Strategic Agreements a strategic alliance between the Company and Frazer-Nash, who is also a customer of the Company.

Pursuant to the terms of the Purchase Agreement, the Company sold to Cicco 721,500,000 Shares of the Company’s Common Stock, $.01 par value (the “Cicco Shares”). In consideration of the Cicco Shares, Cicco delivered to the Company in connection with the closing (i) Three Million U.S. Dollars ($3,000,000) and (ii) an executed purchase order for the battery pack units containing at least 14,400 battery cells (the “Purchase Order”). Of the Shares, 596,500,000 are being held in escrow by the Company and its counsel and shall be released to Cicco in proportion to the amounts funded under the Notes as compared to the Commitment Amount (as defined below) within five (5) days of receipt of an advance under any Note.

Additionally, under the terms of the Purchase Agreement, Cicco agreed to make a loan facility available to the Company in exchange for the issuance of convertible promissory notes (each a “Note”). Cicco agreed to provide advances to the Company (each an “Advance”) up to an aggregate limit of Four Million Six Hundred Twenty-Nine Thousand One Hundred Ninety-Eight U.S. Dollars ($4,629,198) (the “Commitment Amount”). The Company may request an Advance or Cicco may provide the Company with an Advance up to the Commitment Amount through December 31, 2011. Upon the receipt of any Advance, the Company agreed to issue a Note in the principal amount of such Advance. Each Note accrues interest at nine percent (9%) per annum and matures on June 30, 2013 (the “Maturity Date”). The holder of each Note may at its option convert the principal of and accrued interest on the Note into shares of the Company’s Common Stock at $.03 per share (subject to certain adjustments for Company dilutive events set forth in the Note) at any time prior to the Maturity Date. Each Note also gives the holder the right to accelerate the Note upon the occurrence of an Event of Default (as defined in the Note).

Each Note is guaranteed by two of the Company’s subsidiaries, GAIA Akkumulatorenwerke GmbH (“GAIA GmbH”) and Dilo Trading AG (“Dilo” and together with GAIA GmbH, each a “Guarantor Subsidiary”), pursuant to a guaranty (each a “Guaranty”). Each Guaranty contains an agreement by each affiliated entity of the Guarantor Subsidiary (each, an “Affiliated Creditor”) which includes the Company, to subordinate any indebtedness owed by Guarantor Subsidiary to each such Affiliated Creditor. Therefore, the Company is also a party as an “Affiliated Creditor” to each Guaranty. Under the terms of the Purchase Agreement, the Company agreed to enter and to cause each Guarantor Subsidiary to enter into the respective Guarantees within thirty (30) days of the closing date and to cause each Affiliated Creditor to convert such indebtedness to equity. To date, neither Guarantor Subsidiary has issued such Guaranty.

In connection with the closing, the Company issued to Cicco the Closing Note on the same Note terms set forth above in the principal amount of Three Hundred Seventy Thousand Eight Hundred Two Dollars ($370,802), which represents the Cumulative Investment paid to the Company by Cicco as excess funding in the purchase of battery cells from the Company prior to the closing date. Cicco agreed to waive any requirement that the Closing Note be guaranteed upon execution and issuance thereof on the closing date.

The Company also issued a Closing Warrant to Cicco in connection with the closing that is designed to provide Cicco with anti-dilution protection against the exercise or conversion of the Specified Antidilution Securities (as defined below). The Closing Warrant is fully vested and is exercisable by the holder thereof for as long as any of the Specified Antidilution Securities (as defined below) is outstanding and exercisable. The exercise price for each share issuable thereunder (each, a “Warrant Share”) is $.01 per share and the Closing Warrant must be exercised on a cashless basis. The holder of the Closing Warrant may exercise the Closing Warrant for such number of Warrant Shares, when added to the Specified Share Number, which is equal to 35.0% of the Specified Antidilution Base. The “Specified Share Number” is the sum of (i) the number of October Shares, (ii) the number of Cicco Shares (assuming the release of all Holdback Shares issued at closing), and (iii) the number of shares of Common Stock issuable upon conversion of all Notes (assuming that the Commitment Amount has been fully funded under the Notes) at the time of determination (as each of the foregoing terms is defined in the Securities Purchase Agreement). The “Specified Antidilution Base” is the sum of (i) 1,907,371,256 shares of Common Stock outstanding on the date of issuance of the Closing Warrant, (ii) the number of shares of Common Stock, if any, issued upon exercise or conversion of the Specified Antidilution Securities following the closing date, and (iii) the number of shares of Common Stock issuable as Warrant Shares after giving effect to the exercise of the Closing Warrant on a “cashless exercise” basis. The “Specified Antidilution Securities” are any outstanding options, warrants, convertible notes and debentures of the Company prior to the closing date.

Under the terms of the Purchase Agreement, Cicco shall additionally be entitled to receive warrants to purchase an aggregate of up to 4,915,000,000 shares of the Company’s Common Stock in the form attached to the Purchase Agreement (each a “Performance Warrant”) upon the fulfillment of certain conditions specified in the Purchase Agreement including the achievement of certain Performance Targets by the Joint Venture Entity (as defined below) or the Company beginning on July 1, 2011 through July 1, 2015. The Performance Warrants issuable to Purchaser shall be for the purchase of the specified amount of shares of Common Stock at the specified exercise prices ranging from $0.24 to $0.06 per share as set forth in schedules to the Purchase Agreement for each Performance Target. For the Performance Warrants issuable for the Warrant Shares on the first three performance Target dates in order to exercise such Performance Warrant, the funding in full of the Commitment Amount of the Notes and the conversion in full of all outstanding Notes must occur. For the Performance Warrants issuable for the Warrant Shares on the second three Performance Target dates in order for each such Performance Warrant to be issued, the funding in full of the Commitment Amount of the Notes and the conversion in full of all outstanding Notes must occur. Each Performance Warrant when issued is fully vested and is exercisable for one (1) year from the date of issuance. The number of shares issuable and the exercise price per share are subject to adjustment for certain Company events set forth in the Warrant. The first Performance Target was set for July 1, 2011. Such Performance Target was not met or substantially performed and therefore the Performance Warrant to purchase 425,000,000 shares of the Company’s Common Stock was not issued to Cicco. The next Performance Target is set for January 1, 2012.

The Company also entered into the IR Agreement with Cicco, which provides, among other things, demand registration rights after June 1, 2011 and piggyback registration rights to the holder(s) of the Common Stock purchased at the closing date, the October Shares (as defined below), the Common Stock issuable upon conversion of the Notes, and the Common Stock issuable upon exercise of the Warrants outstanding at the time of registration. The IR Agreement further grants to Cicco a right of first refusal to purchase shares of the Company’s Common Stock being offered and/or issued by the Company upon the same offer/issuance terms except for issuance by the Company of securities (i) pursuant to any contract or plan in effect as of the date of the IR Agreement, (ii) in connection with the employment or retention of management and certain others at an exercise, conversion or issuance price not below fair market value at the security date of grant or issuance, as the case may be, or (iii) where such issuance is approved by Cicco. The IR Agreement additionally grants to Cicco the right to appoint directors to the Company’s Board of Directors and to the Company’s Audit Committee according to the terms of the IR Agreement.

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

Common Stock Financing

There are currently inadequate reserves of Common Stock authorized under the Company’s Restated Certificate of Incorporation for the shares issuable upon conversion or exercise of the Company’s convertible debt instruments and securities.

In accordance with FASB ASC 815-40, when there are insufficient authorized shares to permit exercise of all the issued convertible debt instruments and securities, the insufficient shares are classified as liabilities and measured at fair value on the balance sheet.  The liabilities will be accounted for using mark-to-market accounting at the end of each fiscal period until all the criteria for permanent equity have been met.

On June 30, 2011, the Company had 67,096,882 shares issuable in excess of the number authorized under the Company’s Restated Certificate of Incorporation.  As a result, these shares were recorded as a liability of $1,744,519, resulting in an expense of $1,744,519.

The liability for insufficient shares was valued at June 30, 2011 with the following assumptions:

June 30, 2011
Price of share of Lithium Technology Corporation Stock	0.026
Shares issued and potentially issuable shares in excess of authorized	67,096,882
Liability	1,744,519

In connection with the Strategic Transaction, the Company is required to file an Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s Common Stock (the “Amendment”). The increase in the number of authorized shares of Common Stock is needed in order for the Company to have adequate reserves of Common Stock available for issuance upon exercise of any of the Warrants issued to Cicco, conversion of any of the Notes issued to Cicco, and conversion and/or exercise of previously issued notes, debentures, options and warrants.

Effective as of July 7, 2011, the Company received written consents of a majority of the holders of the voting stock of the Company approving the Amendment to increase the number of authorized shares of Common Stock from 3,000,000,000 to 4,400,000,000. The Company filed a Definitive 14C Information Statement with the SEC describing the Amendment, which is being sent to all of the Company’s shareholders after July 26, 2011.  The Amendment will become effective twenty (20) days after the date of mailing.

As a result of having obtained the requisite shareholder approval effective as of July 7, 2011 to increase the number of authorized shares of the Company, the Company will value the liability as of such date. This valuation will result in an increase to the liability of $33,548, and corresponding expense of $33,548. This valuation was determined using the following assumptions:

July 7, 2011
Price of share of Lithium Technology Corporation Stock	0.0265
Shares issued and potentially issued shares in excess of authorized	67,096,882
Liability for insufficient shares July 7, 2011	1,778,067
Less June 30, 2011 liability	(1,744,519)
Net liability adjustment	33,548

Since the Company’s shareholders have approved the increase in the number of authorized shares as of July 7, 2011 resulting in the Company having sufficient shares available as reserves for all shares issuable in connection with the Company’s conversion of debt instruments and exercise of outstanding warrants, the liability treatment discussed above is no longer applicable. As a result, the liability of $1,778,067 was credited to additional paid-in capital as of that date.

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

Under the terms of the Purchase Agreement executed with Cicco in connection with the Strategic Transaction described above, Cicco agreed to make a loan facility available to the Company in exchange for the issuance of convertible promissory notes (each a “Note”). Cicco agreed to provide advances to the Company (each an “Advance”) up to an aggregate limit of Four Million Six Hundred Twenty-Nine Thousand One Hundred Ninety-Eight U.S. Dollars ($4,629,198) (the “Commitment Amount”). The Company may request an Advance or Cicco may provide the Company with an Advance up to the Commitment Amount through December 31, 2011. Upon the receipt of any Advance, the Company agreed to issue a Note in the principal amount of such Advance. Each Note accrues interest at nine percent (9%) per annum and matures on June 30, 2013 (the “Maturity Date”). The holder of each Note may at its option convert the principal of and accrued interest on the Note into shares of the Company’s Common Stock at $.03 per share (subject to certain adjustments for Company dilutive events set forth in  the Note) at any time prior to the Maturity Date. Each Note also gives the holder the right to accelerate the Note upon the occurrence of an Event of Default as defined in the Note.

Each Note is guaranteed by two of the Company’s subsidiaries, GAIA GmbH and Dilo (each a “Guarantor Subsidiary”), pursuant to a guaranty (each a “Guaranty”). Each Guaranty contains an agreement by each affiliated entity of the Guarantor Subsidiary (each, an “Affiliated Creditor”) which includes the Company, to subordinate any indebtedness owed by Guarantor Subsidiary to each such Affiliated Creditor. Therefore, the Company is also a party as an “Affiliated Creditor” to each Guaranty. Under the terms of the Purchase Agreement, the Company agreed to enter and to cause each Guarantor Subsidiary to enter into the respective Guarantees within thirty (30) days of the Closing Date and to cause each Affiliated Creditor to convert such indebtedness to equity. To date, neither Guarantor Subsidiary has issued such Guaranty.

In connection with the closing of the Strategic Transaction described above, the Company issued to Cicco the Closing Note on the same Note terms set forth above in the principal amount of Three Hundred Seventy Thousand Eight Hundred Two Dollars ($370,802), which represents the Cumulative Investment paid to the Company by Cicco as excess funding in the purchase of battery cells from the Company prior to the closing date. Cicco agreed to waive any requirement that the Closing Note be guaranteed upon execution and issuance thereof on the closing date.

Arch Hill Related Party Convertible Debenture

On January 3, 2011, the Company issued a Convertible Debenture for Euros 900,000 (approximately $1.2 million) to Arch Hill in consideration for professional services rendered in arranging and negotiating the extension of all Arch Hill and Stichting-owned convertible debt instrument that were maturing on December 31, 2010 to June 30, 2013.

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

GOING CONCERN MATTERS

Our accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of June 30, 2011, we had an accumulated deficit of approximately $162,640,000. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities and debt financing. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations in the future is dependent upon obtaining such further financing.  Continuation of our operations in the future is dependent upon obtaining consent from the lenders to extend the respective maturity date of the debentures.  These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The critical accounting estimates and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are those that depend most heavily on these judgments and estimates. As of June 30, 2011, there have been no material changes to any of the critical accounting estimates contained in our 2010 Annual Report on Form 10-K.

RISK FACTORS AFFECTING OUR COMPANY

The risk factors affecting our Company were described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  As of June 30, 2011, there have been no material changes to the risk factors contained in our 2010 Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in timely alerting them to material information relating to the Company (including our subsidiary) required to be included in our periodic SEC filings. Additionally we do not have the ability to summarize and report information which we are required to file in periodic reports under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules. Changes are being made in our internal controls and other factors that will improve our controls subsequent to the date of their evaluation.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, management believes that, as of June 30, 2011, our internal control over financial reporting was not effective due to the following:

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

The Company acknowledges that certain weaknesses need to be addressed. The Company is working on developing and intends to develop adequate policies and procedures to ensure that adequate internal controls are in place to allow for effective and timely management and reporting.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please see details of our litigation with Andrew J. Manning, a former employee of the Company, described in Note 8 to our consolidated condensed financial statements above.

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

In connection with the Strategic Transaction described above, the Company is required to file an Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s Common Stock. The increase in the number of authorized shares of Common Stock (the “Amendment”) is needed in order for the Company to have adequate reserves of Common Stock available for issuance upon exercise of any of the Warrants issued to Cicco, conversion of any of the Notes issued to Cicco, and conversion and/or exercise of previously issued notes, debentures, options and warrants.

The Company's Restated Certificate of Incorporation, as amended, currently authorizes the issuance of a total of 3,100,000,000 shares, consisting of 3,000,000,000 shares of Common Stock, par value $0.01 per share, and 100,000,000 shares of Preferred Stock, par value $0.01 per share.  The Amendment will increase the total number of authorized shares to 4,500,000,000 and in particular will increase the number of authorized shares of Common Stock to 4,400,000,000.  The Board of Directors adopted a resolution approving the Amendment, subject to stockholder approval.  Written consents from a majority of the Company’s stockholders were received as of July 7, 2011 approving the Amendment. The Company filed a Definitive 14C Information Statement describing the Amendment and the terms thereof with the SEC and mailed such filed Information Statement to each of its shareholders after July 26, 2011. The Amendment will become effective twenty (20) days from the date of the mailing.

Each of the newly authorized shares of Common Stock will have the same rights and privileges as currently authorized Common Stock.  The new shares, like the currently authorized shares, will not have preemptive rights. The Amendment will not change the par value of the Common Stock.

The terms of the additional shares of Common Stock will be identical to those of the currently outstanding shares of Common Stock.  However, because holders of Common Stock have no preemptive rights to purchase or subscribe for any unissued stock of the Company, the issuance of additional shares of Common Stock will reduce the current stockholders’ percentage ownership interest in total outstanding shares of authorized Common Stock.  The Amendment and the creation of additional shares of authorized Common Stock will not alter the current number of issued shares.

ITEM 5.	OTHER INFORMATION

Extension of Consulting Agreements; Director fees

The Company entered into letter agreements with the respective consulting firms that employ Theo Kremers, Fred Mulder and Christiaan van den Berg, the current Directors of the Company, to extend their services for an additional term through December 31, 2012 and to provide payment to each of them of a monthly Director fee of € 4,167 ($5,875) for their services as a Director of the Company. The agreements are specifically with FMSUD Consultancy B.V. (the “Mulder Agreement”), OUIDA Management Consultancy BV (the “Kremers Agreement”) and Steenburgh Management BV (the “van den Berg Agreement”). The terms of these extensions are described above in Note 2 – Organization, Business of the Company and Liquidity to the condensed consolidated financial statements.

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

Indemnification Agreements

In connection with the Strategic Transaction described above and the appointment of the new Director to the Board of Directors, the Company entered into Indemnification Agreements on mutually agreeable terms with each current Director of the Company and has agreed to enter into an Indemnification Agreement with Mr. Chia, the new Director of the Company designated by Cicco.

Shareholder’s Agreement

Additionally, as part of the Strategic Transaction described above, Arch Hill and Stichting LTC (collectively, the “Arch Hill Parties”) entered into a Shareholder’s Agreement with Cicco dated March 30, 2011 pursuant to which the Arch Hill Parties agreed to cause the Company to comply with the provisions of the IR Agreement and to vote their shares of Common Stock in favor of the corporate actions specified in the IR Agreement.  The Arch Hill Parties also gave Cicco their proxy for the limited purpose of allowing Cicco to vote the shares held by the Arch Hill Parties in the event that they do not comply with the requirements of the IR Agreement described in the preceding sentence.  Finally, the Arch Hill Parties and Cicco agreed to provide the other party with a right of first refusal in the event that such party decided to offer their Common Stock for sale to a third party.

Executive Appointment and Compensation

As reported by the Company in a Current Report on Form 8-K dated May 2, 2011, on April 26, 2011 Martin Koster joined the management team of the Company as its President and Chief Operating Officer (“COO”).  In addition to his daily operational responsibilities at the Company, Mr. Koster will focus on the implementation of the strategic development opportunities of the Company and the Company's transition into a volume manufacturer of its leading large-format Lithium-Ion based battery technology, including the integration of its battery technology with the electronics capabilities of the Company's strategic partner, Frazer-Nash, through the previously announced strategic alliance between the two companies.

For his services as President and COO, the Company has agreed to pay Mr. Koster an annual base salary of ₤210,000 ($336,672) per year for a period of two (2) years.  Additionally, the Company agreed to issue to Mr. Koster options to purchase an aggregate of Fifty Million (50,000,000) shares of the Company’s common stock, $.01 par value, which options are exercisable for a period of thirty-six months from the date of issuance, vest and are exercisable as described below, and are on such additional terms as shall be set forth in a definitive option agreement to be entered into between the Company and Mr. Koster.   Of such options, Twenty-Five Million shares shall vest immediately at an exercise price of $.024 per share, Ten Million shares shall vest within six (6) months of the issuance date at an exercise price of $.030 per share, Ten Million shares shall vest within one (1) year of the issuance date at an exercise price $.05 per share and Five Million shares shall vest within two (2) years of the issuance date at an exercise price of $.150 per share.  Mr. Koster shall be eligible to receive additional equity options as part of his annual compensation based upon future individual and Company performance.

ITEM 6.	EXHIBITS

The following Exhibits are filed as part of this Report or incorporated herein by reference:

4.11	Form of Amended and Restated Convertible Promissory Note (1).

10.30	Securities Purchase Agreement dated March 30, 2011 by and between Lithium Technology Corporation and Cicco Holding AG (1).

10.31	Joint Venture and Shareholder’s Agreement dated March 30, 2011 by and between GAIA Holding B.V. and Cicco Holding AG (1).

10.32	Letter Agreement effective as of February 14, 2011 by and between Lithium Technology Corporation and OUIDA Management Consultancy BV (1).

10.33	Letter Agreement dated as of March 28, 2011 by and between Lithium Technology Corporation and FMSUD Consultancy B.V. (1).

10.34	Letter Agreement dated as of April 1, 2011 by and between Lithium Technology Corporation and FMSUD Consultancy B.V. (1).

10.35	Letter Agreement dated as of March 28, 2011 by and between Lithium Technology Corporation and Dr. Christiaan van den Berg (1).

10.36	Form of Indemnification Agreement (1).

10.37	Shareholder’s Agreement dated March 30, 2011 by and between Arch Hill Capital, B.V., Stichting Gemeenschappelijk Bezit LTC and Cicco Holding AG (2).

10.38	Letter Agreement dated April 12, 2011 from Arch Hill Capital B.V. terminating the Governance Agreement (2).

10.39	Letter Agreement dated January 3, 2011 by and between Lithium Technology Corporation and Arch Hill Capital N.V. (3)

10.40	Letter Agreement dated January 13, 2011 by and between Lithium Technology Corporation and Fidessa Asset Management S.A. (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 +

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

__________________________________________________________

+                      Exhibit filed herewith in this Report.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated and filed with the United States Securities and Exchange Commission on April 7, 2011.

(2)	Incorporated by reference to Arch Hill Capital’s Schedule 13D, Amendment No. 17, dated and filed with the United States Securities and Exchange Commission on May 4, 2011.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011 filed with the United States Securities and Exchange Commission on May 19, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION

Date: August 12, 2011	BY:	/s/ Theo M. M. Kremers
Theo M. M. Kremers
Chief Executive Officer (Principal Executive Officer)

LITHIUM TECHNOLOGY CORPORATION

Date: August 12, 2011	BY:	/s/ Timothy J. Ryder
Timothy J. Ryder
Chief Financial Officer
(Principal Financial Officer)