Form 10-K/A
period 2010-12-31
LITHIUM TECHNOLOGY CORP
filed 2011-12-19
CIK 804154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐Yes  ☒ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12B-2 of the Exchange Act.

Larger Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Small Reporting Company☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Securities Act). ☐ Yes  ☒ No

The aggregate market value of the voting common stock held by non-affiliates on June 30, 2010 (the last business day of our most recently completed second fiscal quarter) was $13,909,659 using the closing price of $ 0.03.
As of December 19, 2011, the registrant had issued and outstanding 2,032,371,256 shares of common stock.

Documents Incorporated by Reference:  None.

EXPLANATORY NOTE

This Amendment on Form 10-K/A (the "Amendment") amends an Annual Report on Form 10-K of Lithium Technology Corporation (the "Company") for the year ended December 31, 2010 (the "Form 10-K"). This Amendment is being filed for the purpose of disclosing certain agreements which were not previously filed.

1.
This Amendment does not attempt to modify or update any other disclosures set forth in the Company's Form 10-K. Additionally, this Amendment is as of the filing date of the Form 10-K and does not update or discuss any other Company developments subsequent to the date of the Form 10-K.

2.
Our lease agreement W&J Enterprises, LLC for our corporate headquarters in Fairfax, Virginia mentioned on pages 15 and F-23 of the Form 10-K for the year ended December 31, 2010 is attached as Exhibit 10.41.

3.
Our long-term loan agreement with Technology-Beteiligungs-Gesellschaft GmbH der Deutschen Ausgleichsbank was amended in November 2010. The amendment to the loan agreement, mentioned on page 22 of the Form 10-K for the year ended December 31, 2011, is attached as Exhibit 10.42.

4.
Our November 2010 agreement with Arch Hill Capital mentioned on page 23 is attached as Exhibit 10.43.  This agreement was a letter agreement confirming an oral agreement between Arch Hill Capital and the Company to settle several outstanding receivables from Arch Hill Capital to the Company.  The letter agreement isdated March 2010 but was not fully executed until November 2010.

5.	Our form of December 31, 2010 replacement June 2008 Convertible Notes mentioned on page 24 is attached as Exhibit 4.12.

6.	Our form of 9% March 2009 Related Party Convertible Debentures and December 2010 replacement March 2009 Convertible Debentures mentioned on pages 24 and 25 is attached as Exhibit 4.13.

7.
Our form of replacement October 2009 I Convertible Debentures and replacement October 2009 II Convertible Debentures with Stitching Gemeenschappelijk Bezit LTC mentioned on pages 24 and 25 is attached as Exhibit 4.14.

8.	Our form of December 2010 replacement January 2010 Convertible Note with Arch Hill Capital mentioned on page 26 is attached as Exhibit 4.15.

9.	Our form of December 2010 replacement Q2 2010 Convertible Debentures with Stitching mentioned on page 26 is attached as Exhibit 4.16.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed as part of this Report or incorporated herein by reference:

4.12	Form of Amended and Restated Convertible Promissory Note replacing the original June 2008 Convertible Notes.

4.13	Form of Amended and Restated Convertible Promissory Note replacing the original March 2009 Convertible Debentures.

4.14
Form of Amended and Restated Convertible Promissory Note replacing the original October 2009 I Convertible Debentures and October 2009 II Convertible Debentures with Stitching Gemeenschappelijk Bezit LTC.

4.15	Form of Amended and Restated Convertible Promissory Note replacing the original January 2010 Convertible Note with Arch Hill Capital.

4.16	Form of Amended and Restated Convertible Promissory Note replacing the original replacement Q2 2010 Convertible Debentures with Stitching Gemeenschappelijk Bezit LTC.

10.41	Lease Agreement between Lithium Technology Corporation and W&J Enterprises, LLC dated as of October 29, 2010.

10.42	Addendum to Agreement of Payment between GAIA Akkumulatorenwerke GmbH and TBG Technologie-Beteilingungs-Gesellschaft mbH dated as of November, 2010.

10.43	Confirmation of Agreement between Lithium Technology Corporation and Arch Hill Capital dated as of November 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION

Date: December 19, 2011	BY:	/s/ Martin Koster
Martin Koster
Chief Executive Officer (Principal Executive Officer)

LITHIUM TECHNOLOGY CORPORATION

Date: December 19, 2011	BY:	/s/ Timothy J. Ryder
Timothy J. Ryder
Chief Financial Officer
(Principal Financial and Accounting Officer)