Form 10-Q
period 2011-09-30
LITHIUM TECHNOLOGY CORP
filed 2011-12-29
CIK 804154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 29, 2011, the Company had 2,032,371,256 shares of common stock outstanding.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

INDEX

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$624,000	$927,000
Accounts receivable, net	223,000	630,000
Inventories	1,138,000	1,457,000
Prepaid expenses and other current assets	79,000	64,000
Total current assets	2,064,000	3,078,000
Property and equipment, net	5,461,000	5,647,000
Other assets	1,313,000	2,055,000
Total assets	$8,838,000	$10,780,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,576,000	$1,616,000
Accrued interest	4,745,000	3,069,000
Related parties debt	1,698,000	1,603,000
Current portion of long term debt	4,606,000	4,156,000
Other current liabilities and accrued expenses	2,476,000	3,431,000
Warrant liability	-	14,000
Total current liabilities	15,101,000	13,889,000

Related party debt long term	9,577,000	7,803,000
Long term debt	10,420,000	10,569,000
Other long term liabilities	-	1,900,000
Total liabilities	35,098,000	34,161,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Total Preferred Stock Authorized 100,000,000 - no shares issued and outstanding at September 30, 2011 and December 31, 2010
Common stock, par value $.01 per share, authorized - 4,400,000,000 at September 30, 2011 and 3,000,000,000 at December 31, 2010; issued and outstanding - 2,032,371,256 at September 30, 2011 and 1,887,173,032 December 31, 2010	20,324,000	18,872,000
Additional paid-in capital	125,176,000	116,940,000
Accumulated other comprehensive loss - cumulative translation adjustments	(4,271,000)	(3,963,000)
Accumulated deficit	(167,489,000)	(155,230,000)
Total stockholders' deficit	(26,260,000)	(23,381,000)
Total liabilities and stockholders' deficit	$8,838,000	$10,780,000

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011	2010
REVENUES
Products and services sales	$3,916,000	3,916,000	$1,147,000	$1,210,000
Products and services sales - related party	2,149,000	594,000	521,000	259,000
Total Revenue	6,065,000	4,510,000	1,668,000	1,469,000

Cost of goods sold	5,389,000	4,927,000	1,419,000	1,721,000
Gross margin (loss)	676,000	(417,000)	249,000	(252,000)

EXPENSES
Engineering, research and development	316,000	357,000	120,000	99,000
General and administrative	3,320,000	2,999,000	1,083,000	700,000
Transaction compensation expense - warrants	3,902,000	-	-	-
Stock-based compensation expense	321,000	-	321,000	-
Sales and marketing	287,000	457,000	95,000	85,000
	65,000	120,000	14,000	58,000
Loss on sale of tangible assets	-	10,000	-	-
Total expenses	8,211,000	3,943,000	1,633,000	942,000
Loss from operations	(7,535,000)	(4,360,000)	(1,384,000)	(1,194,000)

OTHER INCOME (EXPENSE)
Fair value of warrant	10,000	137,000	-	8,000
Interest expense, net of interest income	(2,367,000)	(1,577,000)	(800,000)	(459,000)
Interest expense related to amortization of discount on convertible debt	(77,000)	(100,000)	(26,000)	(33,000)
Currency exchange income (expense)	(512,000)	824,000	1,297,000	(2,014,000)
Inadequate reserves of common stock	(1,778,000)	-	(34,000)	-
Total other income (expense)	(4,724,000)	(716,000)	437,000	(2,498,000)

LOSS BEFORE INCOME TAXES	(12,259,000)	(5,076,000)	(947,000)	(3,692,000)

Income tax expense	-	(446,000)	-	-

NET LOSS	(12,259,000)	(5,522,000)	(947,000)	(3,692,000)

Currency translation adjustments	(308,000)	(298,000)	(262,000)	41,000
COMPREHENSIVE LOSS	$(12,567,000)	$(5,820,000)	$(1,209,000)	$(3,651,000)
Weighted average number of common shares outstanding:	1,990,000,000	1,804,000,000	2,032,000,000	1,804,000,000
Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(12,259,000)	$(5,522,000)
Adjustments
Depreciation and amortization expense	1,109,000	541,000
Bad debt expense	169,000	-
Amortization of debt discount	-	100,000
Transaction compensation expense - warrants	3,902,000	-
Stock based compensation expense	321,000	-
Loss on sale of property and equipment	-	10,000
Currency transaction loss (gain)	512,000	(824,000)
Fair value of warrant	(14,000)	(137,000)
Inadequate reserves of common stock	1,778,000	-
(Increase)/decrease in assets
Inventories	377,000	686,000
Accounts receivable	258,000	171,000
Prepaid expenses and other assets	(13,000)	94,000
Increase in liabilities
Accounts payable & accrued expenses	558,000	2,679,000
Net cash used in operating activities	(3,302,000)	(2,202,000)

Capital Expenditures	(29,000)	(108,000)
Net cash used in investing activities	(29,000)	(108,000)

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	(33,000)	(281,000)
Proceeds from loans from related parties	-	1,715,000
Proceeds from issuance of convertible debt	371,000	-
Proceeds from equity issuance	3,000,000	-
Net cash provided by financing activities	3,338,000	1,434,000

CURRENCY EFFECTS ON CASH AND CASH EQUIVALENTS	(310,000)	83,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(303,000)	(793,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	927,000	1,181,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$624,000	$388,000

Interest paid (Silent Partnership Loans - TBG)	$-	$-
Income taxes paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

LITHIUM TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

Our condensed consolidated financial statements include the accounts of Lithium Technology Corporation (“LTC” or the “Company”), and all of our subsidiaries.  All material intercompany accounts, transactions and profits are eliminated in consolidation.  For a complete description of the accounting policies of the Company and its consolidated subsidiaries, refer to Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2010.

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 are unaudited and have been prepared by our management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the condensed consolidated financial statements fairly present in all material respects, the financial position, results of operations and cash flows for the periods presented.  To the best of our knowledge and belief, all adjustments of a normal recurring nature have been made to properly reflect income and expenses attributable to the periods presented.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2011. The December 31, 2010 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the year ended December 31, 2011 or any other period.

NOTE 2—ORGANIZATION, BUSINESS OF THE COMPANY AND LIQUIDITY

In 2002, the Company closed share exchanges in which the Company acquired ownership of 100% of GAIA Holding B.V. (“GAIA Holding”) from Arch Hill Ventures, NV, a private company limited by shares, incorporated under the laws of the Netherlands (“Arch Hill Ventures”), which is controlled by Arch Hill Capital NV (“Arch Hill Capital”), a private company limited by shares, incorporated under the laws of the Netherlands (the “Share Exchanges”). In November 2004, Arch Hill Capital and Arch Hill Ventures transferred all the Company securities owned by such entities to Stichting Gemeenschappelijk Bezit GAIA (“Stichting GAIA”) and Stichting Gemeenschappelijk Bezit LTC (“Stichting LTC”), entities controlled by Arch Hill Capital.

Subsequent to the Share Exchanges, Arch Hill Capital effectively controls the Company. As a result, the Share Exchanges have been accounted for as a reverse acquisition, whereby for financial reporting purposes, GAIA Holding is considered the acquiring company.

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

The Company’s operating plan seeks to minimize its capital requirements, but the expansion of its production capacity to meet increasing sales and refinement of its manufacturing process and equipment will require additional capital. The Company expects that operating and production expenses will increase significantly to meet increasing sales, but it is currently unable to achieve sales demand due to the lack of working capital.  For this reason the Company restructured its business in the third quarter of 2008, by abandoning its flat cell production activity and streamlining its cylindrical cell production in Nordhausen Germany. Going forward the US operation will assemble batteries to customer requirements for the US market. Batteries for the EU (European Union) market are assembled in Nordhausen Germany. The Company raised capital through the sale of securities closing in the second quarter of 2011 and realized proceeds from the licensing of its technology pursuant to the terms of a licensing agreement and the sale of inventory used in manufacturing its batteries as part of the establishment of a joint venture in the fourth quarter of 2011, but is continuing to seek other financing initiatives and needs to raise additional capital to meet its working capital needs, for the repayment of debt and for capital expenditures. Such capital is expected to come from the sale of securities. The Company believes that if it raises approximately $4 million in additional debt and equity financings it would have sufficient funds to meet its needs for working capital, capital expenditures and expansion plans through the year ending December 31, 2012.

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

As reported in a Current Report on Form 8-K dated and filed with the SEC on April 7, 2011, the Company executed several definitive agreements on March 30, 2011 with Cicco Holding AG (“Cicco”), an affiliate of Frazer-Nash Research Ltd. (“Frazer-Nash”), which closed on April 1, 2011 the final part of a series of strategic transactions with affiliates of Frazer-Nash (the “FN Strategic Transaction”).  The definitive agreements executed in connection with the closing of the FN Strategic Transaction include a Securities Purchase Agreement (the “Purchase Agreement”), a Closing Note (the “Closing Note”), a Closing Warrant (the “Closing Warrant”), an Investor Rights Agreement (the “IR Agreement”) and a Joint Venture and Shareholder’s Agreement through GAIA Holding B.V. (“GAIA”), a subsidiary of the Company (the “FN JV Agreement” and together with the Purchase Agreement, the Closing Note, the Closing Warrant and the IR Agreement, the “FN Strategic Agreements”).

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

Additionally, under the terms of the Purchase Agreement, Cicco agreed to make a loan facility available to the Company in exchange for the issuance of convertible promissory notes (each a “Note”). Cicco agreed to provide advances to the Company (each an “Advance”) up to an aggregate limit of Four Million Six Hundred Twenty-Nine Thousand One Hundred Ninety-Eight U.S. Dollars ($4,629,198) (the “Commitment Amount”). The Company may request an Advance or Cicco may provide the Company with an Advance up to the Commitment Amount through December 31, 2011. The Company is currently negotiating with Cicco to extend this deadline, but not to modify any other terms. Upon the receipt of any Advance, the Company agreed to issue a Note in the principal amount of such Advance. Each Note accrues interest at nine percent (9%) per annum and matures on June 30, 2013 (the “Maturity Date”). The holder of each Note may at its option convert the principal of and accrued interest on the Note into shares of the Company’s Common Stock at $.03 per share (subject to certain adjustments for Company dilutive events set forth in the Note) at any time prior to the Maturity Date. Each Note also gives the holder the right to accelerate the Note upon the occurrence of an Event of Default (as defined in the Note).

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

The Company also issued a Closing Warrant to Cicco in connection with the closing that is designed to provide Cicco with anti-dilution protection against the exercise or conversion of the Specified Antidilution Securities (as defined below). The Closing Warrant is fully vested and is exercisable by the holder thereof for as long as any of the Specified Antidilution Securities (as defined below) is outstanding and exercisable. The exercise price for each share issuable thereunder (each, a “Warrant Share”) is $.01 per share and the Closing Warrant must be exercised on a cashless basis. The holder of the Closing Warrant may exercise the Closing Warrant for such number of Warrant Shares, when added to the Specified Share Number, which is equal to 35.0% of the Specified Antidilution Base. The “Specified Share Number” is the sum of (i) the number of October Shares (as defined below), (ii) the number of Closing Shares (assuming the release of all Holdback Shares issued at closing), and (iii) the number of shares of Common Stock issuable upon conversion of all Notes (assuming that the Commitment Amount has been fully funded under the Notes) at the time of determination (as each of the foregoing terms is defined in the Purchase Agreement). The “Specified Antidilution Base” is the sum of (i) 1,907,371,256 shares of Common Stock outstanding on the date of issuance of the Closing Warrant, (ii) the number of shares of Common Stock, if any, issued upon exercise or conversion of the Specified Antidilution Securities following the closing, and (iii) the number of shares of Common Stock issuable as Warrant Shares after giving effect to the exercise of the Closing Warrant on a “cashless exercise” basis. The “Specified Antidilution Securities” are any outstanding options, warrants, convertible notes and debentures of the Company prior to the FN Closing Date.

Under the terms of the Purchase Agreement, Cicco shall additionally be entitled to receive warrants to purchase an aggregate of up to 4,915,000,000 shares of the Company’s Common Stock (each a “Performance Warrant”) upon the fulfillment of certain conditions specified in the Purchase Agreement including the achievement of certain Performance Targets by the FN Joint Venture Entity (as defined below) or the Company beginning on July 1, 2011 through July 1, 2015. The Performance Warrants issuable to Purchaser shall be for the purchase of the specified amount of shares of Common Stock at the specified exercise prices ranging from $0.24 to $0.06 per share as set forth in schedules to the Purchase Agreement for each Performance Target. For the Performance Warrants issuable for the Warrant Shares on the first three Performance Target dates, in order to exercise such Performance Warrant, the funding in full of the Commitment Amount of the Notes and the conversion in full of all outstanding Notes must occur. For the Performance Warrants issuable for the Warrant Shares on the second three Performance Target dates, in order for each such Performance Warrant to be issued, the funding in full of the Commitment Amount of the Notes and the conversion in full of all outstanding Notes must occur. Each Performance Warrant when issued is fully vested and is exercisable for one (1) year from the date of issuance. The number of shares issuable and the exercise price per share are subject to adjustment for certain Company events set forth in the Warrant. The first Performance Target was set for July 1, 2011. Such Performance Target was not met or substantially performed and therefore the Performance Warrant to purchase 425,000,000 shares of the Company’s Common Stock was not issued to Cicco. The next Performance Target is set for January 1, 2012.

The Company also entered into the IR Agreement with Cicco, which provides, among other things, demand registration rights after June 1, 2011 and piggyback registration rights to the holder(s) of the Common Stock purchased at the closing, the October Shares, the Common Stock issuable upon conversion of the Notes, and the Common Stock issuable upon exercise of the Warrants outstanding at the time of registration. The IR Agreement further grants to Cicco a right of first refusal to purchase shares of the Company’s Common Stock being offered and/or issued by the Company upon the same offer/issuance terms except for issuance by the Company of securities (i) pursuant to any contract or plan in effect as of the date of the IR Agreement, (ii) in connection with the employment or retention of management and certain others at an exercise, conversion or issuance price not below fair market value at the security date of grant or issuance, as the case may be, or (iii) where such issuance is approved by Cicco. The IR Agreement additionally grants to Cicco the right to appoint directors to the Company’s Board of Directors and to the Company’s Audit Committee according to the terms of the IR Agreement. To date, Cicco has not exercised its demand registration rights.

The Company, through GAIA Holding, agreed to enter into the FN JV Agreement with Cicco. Pursuant to the terms of the FN JV Agreement, through the GAIA Holding-Cicco joint venture the two entities intend to engage in the business of developing, manufacturing, marketing, selling and distributing battery packs (“Battery Packs”), and complete energy management systems (“CEMS”) for and to the automotive industry and any other industry in which mass volume application of CEMS and/or Battery Packs is possible using and applying the technology of both entities. Pursuant to the terms of the FN JV Agreement, the Company agreed to make an initial investment in the Joint Venture Entity of CHF 490,000 ($533,414) and an aggregate investment of CHF 980,000 ($1,066,828) and for such investment, the Company will receive a fifty percent (50%) economic ownership interest and a thirty percent (30%) voting ownership interest. The FN Joint Venture Entity’s Board of Directors shall consist of four (4) members. The Company has the right to appoint two members to the Board of Directors of the FN Joint Venture Entity. The ownership of the FN Joint Venture Entity by the Company is subject to certain prohibitions on share transfers, a right of first refusal, tag-along and drag-along rights as well as a call option in the event of a shareholder breach of the FN JV Agreement.

The FN JV Agreement further provides that the FN Joint Venture Entity shall not declare any dividends to the shareholders during the first full business year after the incorporation thereof, and after the elapse of such full business year, fifty percent (50%) of the accumulated profits of the FN Joint Venture Entity shall be paid out to each of the shareholders and the remaining fifty percent (50%) shall be retained and used as working capital.

Additionally, pursuant to the terms of the FN JV Agreement, the Company agreed to enter into a License Agreement between the Company, its subsidiaries GAIA GmbH and Dilo (collectively, the “Licensors”), and the FN Joint Venture Entity within thirty (30) days of the FN Closing Date (herein the “FN License Agreement”). The FN License Agreement between the Licensors and the FN Joint Venture Entity provides that the Licensors shall, in return for a royalty payment, license all of their know-how, patents, technology, software and intellectual property rights necessary for the development or manufacturing of battery cells (collectively, the “LTC Technology”), including any improvements thereof, to the FN Joint Venture Entity for its use in developing, manufacturing, selling, marketing, exporting and importing battery cells and Products (as defined in the FN License Agreement) in the Relevant Market. The “Relevant Market” is defined as the automotive industry and any other industry in which mass volume application of CEMS and/or Battery Packs is possible and/or commercially feasible. The FN Joint Venture Entity may sublicense its rights under the FN License Agreement to certain related third parties of the FN Joint Venture Entity and to third parties who have been approved by the Licensors and have entered into a sub-licensing agreement in form and substance similar to the FN License Agreement. For the license of the LTC Technology, the FN Joint Venture Entity shall pay to the Licensors the royalty payments set forth in the FN License Agreement. The term of the FN License Agreement shall be for ten (10) years from the date of execution with additional five (5) year renewal terms upon six (6) months prior notice to the Licensor by the Licensee of its desire to extend the term.

Additionally, in accordance with the terms of the FN License Agreement, the Company agrees to provide to the FN Joint Venture Entity a continuous supply of battery cells subject to mutually agreed commercial terms required in connection with the proposed operations of the Joint Venture Entity until such time as the FN Joint Venture Entity is able to provide the supply on its own as well as research and development support as reasonably requested by the FN Joint Venture Entity at no cost to the FN Joint Venture Entity.

The Company had previously sold to another affiliate of Frazer-Nash 83,333,333 shares of its Common Stock, $.01 par value, in October, 2010 as the initial part of the FN Strategic Transaction (the “October Shares”). Such purchase was previously reported in a Current Report on Form 8-K filed with the SEC on October 29, 2010.

As reported by the Company in a Current Report on Form 8-K filed with the SEC on October 3, 2011, on September 27, 2011 the Company executed definitive agreements to form a German joint venture limited liability company (the “EnerSys JV”) with one of its strategic distribution partners, Hawker GmbH, a subsidiary of EnerSys (together with its subsidiaries, “EnerSys”), to produce large format lithium-ion battery cells.  The closing was effective October 17, 2011 (the “EnerSys JV Closing Date”), and  EnerSys JV commenced operations and production of the battery cells thereafter.

The EnerSys JV was formed effective as of September 23, 2011 under the name EAS Germany GmbH.  Pursuant to the terms of the Joint Venture Agreement (the “EnerSys JV Agreement”) and the Contribution Agreement between the parties (each an “EnerSys JV Member” and collectively, the “EnerSys JV Members”), EnerSys will contribute cash to the EnerSys JV and the Company will contribute certain assets of the Company’s German subsidiary, GAIA, including all machinery and equipment with a value of at least 2,500,000 Euros  located at its Nordhausen, Germany facility, which is the Company’s primary production facility, inventory valued at 500,000 Euros, and certain personnel, contracts and liabilities of GAIA.  The EnerSys JV Agreement stipulates if GAIA’s inventory is in excess of 500,000 Euros on the contribution date, the EnerSys JV will purchase the excess inventory based upon  cost for raw materials and work in process, and  market value for finished goods at the contribution date. For its contribution, EnerSys shall receive a sixty percent (60%) interest in the EnerSys JV and the Company, through GAIA, will receive a forty percent (40%) interest for its contribution.

On October 17, 2011 substantially all of the manufacturing assets, assets under construction, technical and laboratory equipment of GAIA with a net book value of approximately $2,561,000 at September 30, 2011 were transferred to EAS Germany GmbH. In addition, GAIA transferred inventory with a value of $1,071,000 at September 30, 2011. Since GAIA’s inventory on October 17, 2011 exceeded the minimum required to be contributed, GAIA received a payment in the amount of  $317,873, full payment for the excess inventory. In exchange for the machinery and equipment and inventory contributed, GAIA received its 40% capital interest in accordance with the EnerSys JV Agreement.  EAS Germany GmbH began operations on October 17, 2011 and is supplying large format lithium-ion cells to LTC and EnerSys.

As part of the transaction, the EnerSys JV, the Company and EnerSys also entered into intellectual property license agreements, management and administrative services agreement, supply agreements, a real property lease agreement and other ancillary transaction agreements.  Pursuant to the terms of these transaction agreements, the Company, GAIA and/or Dilo Trading AG (“Dilo”) (a) agree to grant the EnerSys JV a ten (10) year non-exclusive, royalty-free license to certain intellectual property related to large format high-power rechargeable lithium-ion battery cell technology for use in the civilian transportation market, which license can be extended for additional ten (10) year terms, (b) agree to grant a subsidiary of EnerSys a ten (10) year exclusive, royalty free license to certain intellectual property related to large format high-power rechargeable lithium-ion battery cell technology for use in all other markets other than the civilian transportation market, including the submarine, defense and industrial markets, which license is sub-licensable to the EnerSys JV and can be extended for additional ten (10) year terms, (c) agree to purchase products manufactured by the EnerSys JV at specified volumes and prices to be distributed to the Company and GAIA’s customers in accordance with their customer orders and/or forecasts of customer demand for a term ending on March 31, 2015, (d) will receive certain research, development and engineering services from the EnerSys JV and transferred employees employed by the EnerSys JV following the EnerSys JV Closing Date on a monthly basis from time to time, and (e) agree to lease the Nordhausen, Germany facility to the EnerSys JV for an initial term of five years, with one option to extend for an additional five year term, for an annual base rental amount of approximately 375,000 Euros (approximately $508,387).

Pursuant to the terms of the aforementioned transaction agreements, EnerSys (x) agreed to purchase products manufactured by the EnerSys JV to be distributed to EnerSys’ customers in accordance with its customer orders and/or forecasts of customer demand for a term ending on March 31, 2015, (y) agreed to provide management and administrative services to the EnerSys JV for the payment of management fees and reimbursement of reasonable expenses, and (z) agreed to make a one-time payment of 1,500,000 Euros (approximately $2,033,550) for the intellectual property licenses on the EnerSys JV Closing Date. The Company will account for its investment in the EnerSys JV using the equity method, whereby the cost of the investment is adjusted for the Company’s share of equity in the net income or loss of the EnerSys JV and reduced by distributions that it receives.

The EnerSys JV Agreement further provides that, except for transfers to an affiliate of an EnerSys JV Member, neither EnerSys JV Member may transfer its ownership interest in the EnerSys JV for a period of five (5) years from the EnerSys JV Closing Date.  After such period, each member may transfer its ownership interest in accordance with the provisions of the EnerSys JV Agreement, which includes a right of first refusal, tag-along rights, drag-along rights and call options.  Provided that there is sufficient cash to fund the future obligations and investments of the EnerSys JV as set forth in the EnerSys JV’s business plan approved by the EnerSys JV members, the EnerSys JV members shall have the right to request that up to fifty percent (50%) of the annual profits of the EnerSys JV be distributed to the EnerSys JV Members in accordance with their respective ownership percentages.

The EnerSys JV shall initially have one managing director, a former EnerSys employee, constituting the Management Board, and EnerSys shall have the right to appoint one additional managing director.  The EnerSys JV shall also have an Advisory Board consisting of three (3) members, two of which shall be appointed by EnerSys and one shall be appointed by GAIA.  The Advisory Board shall discuss strategic and business issues of the EnerSys JV, shall promote cooperation between the EnerSys JV Members and shall be the decision-maker for (i) any matters referred to it by the Management Board pursuant to the rules of procedure of the EnerSys JV and (ii) any major corporate actions, including any capital investments in excess of 100,000 Euros (approximately $135,570), encumbrance of EnerSys JV assets, amendment or termination of any agreements between a member and the EnerSys JV and any mandatory capital contributions to the EnerSys JV.  EnerSys’ right to appointment of the additional managing director is subject to the prior review of such person by the Advisory Board of the EnerSys JV and their approval thereof, which approval shall be granted except for a finding of good cause not to approve such appointment by the Advisory Board.  Certain corporate actions of the EnerSys JV shall require approval of at least seventy-five percent (75%) of the EnerSys JV Members, as specified in the EnerSys JV Agreement.

The EnerSys JV Agreement is not terminable by either party prior to March 31, 2016 and thereafter shall renew automatically for three (3) year periods.  The EnerSys JV Agreement is terminable in any renewal period by an EnerSys JV Member upon one (1) year advance notice to the other EnerSys JV Member.

Executive Resignation, Appointment and Compensation

As reported by the Company in a Current Report on Form 8-K dated September 30, 2011, Theo Kremers resigned from his position as the Company’s Chief Executive Officer (“CEO”) effective September 30, 2011 and Martin Koster was appointed the new CEO of the Company effective October 1, 2011.  Mr. Koster had joined the management team of the Company as its President and Chief Operating Officer in April, 2011.

For his services, the Company agreed to pay Mr. Koster an increased annual base salary of ₤210,000 ($328,131) per year for a period of two (2) years.  Additionally, the Company agreed to issue to Mr. Koster options to purchase an aggregate of Fifty Million (50,000,000) shares of the Company’s common stock, $.01 par value, which options are exercisable for a period of thirty-six months from the date of issuance, vest and are exercisable as described below, and are on such additional terms as shall be set forth in a definitive option agreement to be entered into between the Company and Mr. Koster.   Of such options, Twenty-Five Million shares shall vest immediately at an exercise price of $.024 per share, Ten Million shares shall vest within six (6) months of the issuance date at an exercise price of $.030 per share, Ten Million shares shall vest within one (1) year of the issuance date at an exercise price $.05 per share and Five Million shares shall vest within two (2) years of the issuance date at an exercise price of $.150 per share.  Mr. Koster shall be eligible to receive additional equity options as part of his annual compensation based upon future individual and Company performance. The Company recognizes an expense associated with options granted. This expense is calculated using the Black-Scholes method, a widely-used model for valuing certain derivative investment instruments. Black-Scholes uses the current price of a security, the length of time for which the option to purchase the security can be exercised, risk-free interest rates, the volatility of the security price and the price for which the security can be bought by exercising the option. Please see Note 9 – Stockholders Equity for additional details.

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

Accounting for Inadequate Reserves of Common Stock

As of June 30, 2011, the Company had inadequate reserves of Common Stock authorized under the Company’s Restated Certificate of Incorporation to  issue to parties who hold outstanding debt instruments, options and warrants of the Company in the event that each such party would convert or exercise, as the case may be, such security. The Company accounts for the inadequate authorized shares in accordance with FASB ASC 815-40, Contracts in Entity’s Own Equity. FASB ASC 815-40 states that if the conversion option requires net cash settlement in the event of circumstances that are not solely within the Company’s control, that the convertible debt instruments and securities should be classified as a liability measured at fair value on the balance sheet. In accordance with FASB ASC 815-40, when there are insufficient shares to permit conversion or exercise of all the issued convertible debt and securities, the value of the insufficient shares will be classified as liabilities and measured at fair value on the balance sheet and the insufficient share liability will be accounted for using mark-to-market accounting at the end of each fiscal period until all the criteria for permanent equity have been met. See Note 9 – Stockholder’s Equity for additional information.

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

NOTE 4—INVENTORIES

Inventories at September 30, 2011 and December 31, 2010 are made up of the following:

	September 30, 2011	December 31, 2010

Finished Goods	$191,000	$196,000
Work In Process	172,000	518,000
Raw Materials	775,000	743,000
	$1,138,000	$1,457,000

See additional discussion regarding inventories in Note 2 – Organization, Business of the Company and Liquidity

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2011 and December 31, 2010 is summarized as follows:

	September 30, 2011	December 31, 2010

Land and buildings	$3,804,000	$3,937,000
Technical and laboratory equipment	8,667,000	7,828,000
Asset under construction and equipment deposit	-	480,000
Office equipment and other	1,074,000	1,021,000
Sub Total	13,545,000	13,266,000
Less: Accumulated depreciation and amortization	(8,084,000)	(7,619,000)
	$5,461,000	$5,647,000

Depreciation and amortization expense was $546,000 and $541,000 for the nine months ended September 30, 2011 and 2010 respectively, and $151,000 and $169,000 for the three months ended September 30, 2011 and 2010 respectively.

See additional discussion regarding property and equipment in Note 2 – Organization, Business of the Company and Liquidity

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

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  As of September 30, 2011 the Company had deferred tax assets of $30,100,000 for net operating losses (“NOL”) carry forwards related to US operations and $17,900,000 for NOL carry forwards related to foreign operations. As a result of the Company’s continuing tax losses, the Company has recorded a full valuation allowance against its net deferred tax assets.

Additionally, the Company has not recorded any liabilities for unrecognized tax benefits subsequent to the adoption of ASC 740-10 (formerly known as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” or FIN 48).

NOTE 7—DEBT

	September 30, 2011	December 31, 2010

Current debt is summarized as follows:
Loans From Financial Institutions	$32,000	$16,000
Silent Partner loans-TBG	1,719,000	1,688,000
July 2007 10% Convertible Debenture	-	-
June 2008, 9% Convertible Note - current portion	2,855,000	2,452,000
Sub total current debt	4,606,000	4,156,000
Related party debt - current
Promisory note to Archhill	1,698,000	1,603,000
10% Related Party Conv. Deb. Oct 2009 I, net of discount	-	-
10% Related Party Conv. Deb. Oct 2009 II, net of discount	-	-
Total related party debt - current	1,698,000	1,603,000
Related party debt - long term
9% Related Party Conv. Deb. March 2009	1,403,000	1,368,000
10% Related Party Conv. Deb. Oct 2009 I, net of discount	1,758,000	1,714,000
10% Related Party Conv. Deb. Oct 2009 II, net of discount	2,680,000	2,612,000
10% Related Party Conv. Note van Hessen Interest	883,000	883,000
10% Related Party Conv. Deb. Q2 2010	1,258,000	1,226,000
10% Related Party Conv. Deb. Q4 2010	1,224,000	-
10% Related Party Conv. Deb. Q1 2011 FN	371,000	-
Total related party debt - long term	9,577,000	7,803,000
Long term debt
July 2007 10% Convertible Debenture	3,247,000	3,247,000
June 2008, 9% Convertible Note	7,173,000	7,322,000
Sub Total Long term debt	10,420,000	10,569,000
Warrant liability	-	14,000
Total debt	$26,301,000	$24,145,000

Related parties set forth above are either current shareholders of the Company or affiliates of shareholders.

In connection with the FN Strategic Transaction, the Company entered into amendments of certain of the outstanding convertible debt instruments with the holders of such debt instruments. The amended terms include (i) the extension of the maturity dates for each such debt instrument to June 30, 2013 (the “New Maturity Date”) and (ii) the waiver of any rights regarding acceleration of payment with respect to the previous occurrence of any events of default.

In the fourth quarter of 2010, the majority of debt holders agreed to modifications of their agreements, all of which included extensions of the maturity of the Note until June 30, 2013. The modified Notes are referred to as Replacement Notes. A small number of holders of our June 2008 9% Convertible Note did not agree to modify their June 2008 9% Convertible Note, and on September 30, 2011 approximately $3,596,000 of our June 2008 9% Convertible Note’s matured.  We are currently attempting to negotiate with the holders of these matured Notes to extend the maturity date or to convert the Note into shares of the Company’s common stock but no assurance can be made that we will be able to extend or convert any of these Notes.  Holders of the Notes may pursue available remedies.

FN Strategic Transaction

Under the terms of the Purchase Agreement executed with Cicco in connection with the FN Strategic Transaction described above in Note 2, Cicco agreed to make a loan facility available to the Company in exchange for the issuance of convertible promissory notes (each a “Note”). Cicco agreed to provide advances to the Company (each an “Advance”) up to an aggregate limit of Four Million Six Hundred Twenty-Nine Thousand One Hundred Ninety-Eight U.S. Dollars ($4,629,198) (the “Commitment Amount”).

Arch Hill Related Party Convertible Debenture

On January 3, 2011, the Company issued a Convertible Debenture for 900,000 Euros (approximately $1.2 million) to Arch Hill in consideration for professional services rendered in arranging and negotiating the extension of all Arch Hill and Stichting-owned convertible debt instruments that were maturing on December 31, 2010 to June 30, 2013.

NOTE 8—COMMITMENTS AND CONTINGENCIES

LITIGATION

Andrew J. Manning, a former employee of the Company, filed a complaint in October 2008, in the Superior Court of New Jersey, Morris County, Law Division, against the Company and other parties, alleging breach of contract, breach of covenant of good faith and fair dealing, negligent misrepresentation, tortious interference with Mr. Manning’s economic gain, retaliation, unjust enrichment, and intentional infliction of emotional distress. On December 1, 2010, the Superior Court issued an order granting the Company’s motion for summary judgment and dismissing Mr. Manning’s complaint with prejudice. Subsequently Mr. Manning has appealed the order and the Company continues to defend itself. Mr. Manning requested that oral argument on the appeal be waived and the Company agreed to waive it. On December 16, 2011 the Appellate Division of the Superior Court of New Jersey affirmed the December 1, 2010 order of the Law Division granting the Company’s motion for summary judgment.

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

NOTE 9—STOCKHOLDERS EQUITY

Authorized Shares

The Company is authorized to issue 4.4 billion shares of the common stock and 100 million shares of preferred stock. Of the 100 million authorized shares of preferred stock, the Company designated and authorized 1,000 shares as Series A Convertible Preferred Stock, which the Company issued to an investor in the private placement of A Units which concluded in January 2005 and have subsequently been converted into the Company’s common stock. Additionally, the Company designated and authorized 100,000 shares of Series B Convertible Preferred Stock and 300,000 shares of Series C Convertible Preferred.  All of the issued and outstanding Series B and C Convertible Preferred Stock were converted to the Company’s common stock during 2009 and as of September 30, 2011 and December 31, 2010, there are no shares of Preferred Stock issued and outstanding.

As of June 30, 2011 there were inadequate reserves of Common Stock authorized under the Company’s Restated Certificate of Incorporation for the shares issuable upon conversion of the Company’s convertible debt instruments and securities.

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

On June 30, 2011, the Company had 67,096,882 shares issuable in excess of the number authorized under the Company’s Restated Certificate of Incorporation.  As a result, these shares were recorded as a liability of $1,744,519, resulting in an expense of $1,744,519 through such date.

The liability for insufficient shares was valued at June 30, 2011 with the following assumptions:

June 30, 2011
Price of share of Lithium Technology Corporation Stock	$0.026
Shares issued and potentially issuable shares in excess of authorized	67,096,882
Liability	$1,744,519

In connection with the FN Strategic Transaction, the Company was required to file an Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s Common Stock (the “Amendment”). The increase in the number of authorized shares of Common Stock is needed in order for the Company to have adequate reserves of Common Stock available for issuance upon exercise of any of the Warrants issued to Cicco, conversion of any of the Notes issued to Cicco, and conversion and/or exercise of previously issued notes, debentures, options and warrants.

Effective as of July 7, 2011, the Company received written consents of a majority of the holders of the voting stock of the Company approving the Amendment to increase the number of authorized shares of Common Stock from 3,000,000,000 to 4,400,000,000. The Company filed a Definitive 14C Information Statement with the SEC describing the Amendment, which was sent to all of the Company’s shareholders after July 26, 2011.  The Amendment became effective twenty (20) days after the date of the mailing.

As a result of having obtained the requisite shareholder approval effective as of July 7, 2011 to increase the number of authorized shares of the Company, the Company valued the liability as of such date. This valuation resulted in an increase to the liability of $33,548, and corresponding expense of $33,548. This valuation was determined using the following assumptions:

July 7, 2011
Price of share of Lithium Technology Corporation Stock	$0.0265
Shares issued and potentially issued shares in excess of authorized	67,096,882
Liability for insufficient shares July 7, 2011	$1,778,067
Less June 30, 2011 liability	(1,744,519)
Net liability adjustment	$33,548

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

Transaction Bonus Warrants

In connection with the FN Strategic Transaction, the Company granted to three of its current directors warrants to purchase 202,348,282 shares of Company Common Stock (the “Bonus Warrants”).  Participants in the plan are Theo M.M. Kremers, Fred Mulder and Christian A. van den Berg, each a director of the Company and providing consulting services to the Company pursuant to consulting agreements dated September 15, 2009.  The Bonus Warrants were issued under the Amended and Restated Transaction Bonus Plan adopted by the Board in November, 2010 (the “Transaction Bonus Plan”) and are exercisable at $0.0247 per share for a period of five years from the Vesting Date (as defined below).   Pursuant to the terms of the Transaction Bonus Plan, each of the Bonus Warrants vests on a date (the “Vesting Date”) subsequent to the date that the Company executed the definitive agreements relating to the FN Strategic Transaction and on the condition that (i) the Bonus Warrants were reviewed, and found to be fair to the Company by an independent person or firm with expertise in the area of transaction bonus compensation and (ii) the holder thereof was providing services to the Company on the Vesting Date unless terminated by the Company other than for Cause (as defined in the Transaction Bonus Plan), as a result of disability (as defined in the Transaction Bonus Plan) or death of the holder, or the holder has terminated his or its services to the Company for Good Reason (as defined in the Transaction Bonus Plan).  The Company is in the process of obtaining an opinion of fairness from the independent party described above, and once finalized, the Bonus Warrants will vest under the terms of the current Transaction Bonus Plan.

The Company was required to estimate the fair value of such Bonus Warrants in the second quarter as a result of the FN Strategic Transaction closing in such quarter.   The fair value of the Bonus Warrants was estimated at approximately $3,902,000 and such estimate was determined using the Black-Scholes model. The factors used in the estimated calculation are as follows: expected volatility of 114.60%, expected term of 3 years and risk-free interest rate of 3.76%. Expected volatility and risk-free interest rates are based upon the expected life of the Bonus Warrants. The interest rates used are the yield of a five year U.S. Treasury Note as of April 1, 2011.   The amount was shown as transaction compensation expense of the Company for the three and nine months ended September 30, 2011.

Executive Options

As reported by the Company in a Current Report on Form 8-K dated May 2, 2011 and subsequently in a Current Report on Form 8-K dated September 30, 2011, Martin Koster initially joined the management team of the Company as its President and COO in April, 2011 and then was appointed as the Company’s new Chief Executive Officer effective October 1, 2011.  As part of his compensation package, the Company agreed to issue to Mr. Koster options to purchase an aggregate of Fifty Million (50,000,000) shares of the Company’s common stock, $.01 par value, which options are exercisable for a period of thirty-six months from the date of issuance, vest and are exercisable as described below, and are on such additional terms as shall be set forth in a definitive option agreement to be entered into between the Company and Mr. Koster.   Of such options, Twenty-Five Million shares shall vest immediately at an exercise price of $.024 per share, Ten Million shares shall vest within six (6) months of the issuance date at an exercise price of $.030 per share, Ten Million shares shall vest within one (1) year of the issuance date at an exercise price $.05 per share and Five Million shares shall vest within two (2) years of the issuance date at an exercise price of $.150 per share. The Company recognizes an expense associated with options granted. This expense is calculated using the Black-Scholes method, a widely-used model for valuing certain derivative investment instruments. Black-Scholes uses the current price of a security, the length of time for which the option to purchase the security can be exercised, risk-free interest rates, the volatility of the security price and the price for which the security can be bought by exercising the option.  The factors used to calculate this expense are as follows: expected volatility of 114.60%, expected term of 3 years and risk-free interest rate of 3.76%. Expected volatility and risk-free interest rates are based upon the expected life of the options. The interest rates used are the yield of a five year U.S. Treasury Note as of September 30, 2011.  The Company recognized stock-based compensation expense of $321,000 for the three and nine months ended September 30, 2011, and $0 and $0 for the three and nine months ended September 30, 2010. Please see Note 9 – Stockholders Equity for additional details.

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

Geographic information is as follows:

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues
Domestic Operations	$3,512,000	$734,000	$878,000	$298,000
European Operations	2,553,000	3,776,000	790,000	1,171,000
	$6,065,000	$4,510,000	$1,668,000	$1,469,000

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net loss
Domestic Operations	$(10,963,000)	$(2,670,000)	$(547,000)	$(3,080,000)
European Operations	(1,296,000)	(2,852,000)	(400,000)	(612,000)
	$(12,259,000)	$(5,522,000)	$(947,000)	$(3,692,000)

	As at	As at
	September 30, 2011	December 31, 2010
Property and equipment, net
Domestic Operations	$-	$10,000
European Operations	5,461,000	5,637,000
	$5,461,000	$5,647,000

Capital expenditures and depreciation expenses are incurred primarily by the European operation.

In the three and nine months ended September 30, 2011, one US customer, Frazer Nash, a related party, represented 35% of total consolidated revenues for the nine months ended September 30, 2011 and 31% of the total consolidated revenues for the three months ended September 30, 2011. As of September 30, 2011 Frazer Nash was indebted to the Company in the amount of $62,000.

NOTE 11—NET LOSS PER COMMON SHARE

The Company has presented net loss per common share pursuant to FASB ASC 260-10, “Earnings Per Share”. Net loss per common share is based upon the weighted average number of outstanding common shares during the quarter. The Company had no Preferred Stock outstanding as of September 30, 2011 and December 31, 2010.  As a result, weighted average shares outstanding included in the calculation of basic and diluted net loss per common share for the nine months ended September 30, 2011 and 2010 were 1,990,371,256 and 1,803,839,699 respectively. For the three months ended September 30, 2011 and 2010, the weighted average shares outstanding were 2,032,371,256 and 1,803,839,699 respectively.

Due to net losses in the three and nine months ended September 30, 2011 and 2010, the effect of the potential common shares resulting from convertible promissory notes payable, stock options and warrants (approximately 1,332,000,000 and 373,000,000 shares as of September 30, 2011, and September 30, 2010, respectively) were excluded, as the effect would have been anti-dilutive.

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

On July 7, 2011 the Company obtained shareholder approval to increase the number of authorized shares of common stock. As a result, the inadequate share liability of $1,778,067 was credited to additional paid-in capital on such date.

NOTE 13 – SUBSEQUENT EVENTS

As disclosed under Note 2 to the Financial Statements above, the Company executed definitive agreements to form the EnerSys JV with one of its strategic distribution partners, Hawker GmbH, a subsidiary of EnerSys (together with its subsidiaries, “EnerSys”), to produce large format lithium-ion battery cells.  The closing for the transaction was effective October 17, 2011 (the “EnerSys JV Closing Date”). As a result of the EnerSys JV, the Company’s financial statements for the three and twelve months ended December 31, 2011 will reflect an exchange of certain fixed assets in exchange for capital interest in EAS Germany GmbH. The financial performance of the EnerSys JV will be reported using the equity method, whereby the cost of the investment is adjusted for the Company’s share of equity in net income or loss and reduced by any distributions received.

On November 8, 2011, GAIA GmbH, our wholly-owned operating subsidiary in Nordhausen, Germany, agreed to modification of terms for its long term debt obligation with Thüringer Aufbaubank (“TAB”) of 405,303.29 Euros. Modifications to the debt are that the debt is no longer repayable in one amount. Instead, GAIA GmbH will repay 5,000 Euros per month and a security interest lien of the debt amount is placed on the real estate assets held by GAIA GmbH.

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

GENERAL

Prior to closing the EnerSys JV, the Company was engaged in continuing contract development and limited volume production, in both the United States and Germany, of large format lithium-ion rechargeable batteries used as power sources in advanced applications in the military/defense equipment, transportation and stationary power markets. We moved from a development and pilot-line production company to a small production business with our lithium-ion rechargeable batteries. As a result of the EnerSys JV, the manufacturing of our large format lithium-ion cells is instead done through  EAS Germany GmbH, of which JV the Company holds a 40% capital interest. The Company will continue to seek large volume cell delivery and battery assembly programs.

The Company focuses on increased commercial activities and  generating sufficient sales to increase market share and demand for large format cylindrical Li-Ion cells. The Company also designs and assembles batteries using the large format cells. The focus is primarily on transport (thru direct sales), the stationary market (thru direct sales and a non-exclusive distributor agreement) and the military/defense market (thru an exclusive distributor agreement).

In September 2009, the Company received an ISO 9000 certificate for its cell manufacturing activity in Nordhausen, Germany. Our ISO 9000 designation was recertified in 2010 and 2011.

RESULTS OF OPERATIONS
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2010

REVENUES FROM PRODUCTS SALES increased by $1,555,000 or 34% in the nine months ended September 30, 2011 from $4,510,000 in the same period in 2010 to $6,065,000 in 2011. For the three months period ended September 30, 2011 revenues increased by $199,000 or 14% from $1,469,000 in 2010 to $1,668,000 in 2011. Revenues from sales to our related party were $2,149,000 for the nine months ended September 30, 2011compared to $594,000 for the same period in 2010, an increase of $1,555,000 or 361%. For the three months ended September 30, 2011, sales to related party were $521,000 compared to $259,000 for the same period in 2010, an increase of $262,000 or 101%. The increase in sales for the three and nine months ended September 30, 2011 can be attributed to continuing increased sales to the Company’s strategic customer, a related party.

COST OF GOODS SOLD was $5,389,000 and $4,927,000 for the nine months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011 and 2010, cost of goods sold was $1,419,000 and $1,721,000 respectively. Increased cost of goods sold can be attributed to higher production levels in the nine months ended September 30, 2011 as well as higher costs of the materials used in our production. Cost of goods sold as a percentage of sales for the nine months ended September 30, 2011 and 2010 were 89% and 109% respectively. For the three months ended September 30, 2011 and 2010 cost of goods sold was 85% and 117% respectively. Decreasing cost of goods sold as a percentage of revenues is the result of better management of our manufacturing process.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES during the nine months ended September 30, 2011 decreased by 11% to $316,000 from $357,000 in the same period in 2010.  For the three months ended September 30, 2011 and 2010, engineering, research and development expenses were $120,000 and $99,000 respectively. External technical and consulting activity has been curtailed significantly starting in 2010 and recently internal resources have been reduced.

GENERAL AND ADMINISTRATIVE EXPENSES during the nine months ended September 30, 2011 increased by 11% to $3,320,000 from $2,999,000 in the same period in 2010.  General and administrative expenses were $1,083,000 and $700,000 for the three months ended September 30, 2011 and September 30, 2010, respectively. General and administrative expenses had been trending downward as a result of non-production staff reductions at our Nordhausen facility as well as the reduction in the use of outside consultants; however, in the three months ended September 30, 2011 the Company incurred approximately $200,000 in legal and other general and administrative expenses related to the formation of the EnerSys JV. See Note 13 – Subsequent Events for additional information.

TRANSACTION COMPENSATION EXPENSE - WARRANTS was $3,902,000 for the nine months ended September 30, 2011 and $0 for the nine months ended September 30, 2010, respectively. For each of the three months ended September 30, 2011 and September 30, 2010, this compensation expense was $0. Transaction Compensation Expense - warrants is an estimate of the fair value of the Bonus Warrants issued under the Transaction Bonus Plan. This estimation is recognized by the Company following the closing of the FN Strategic Transaction with affiliates of Frazer Nash described in Note 2 to the Financial Statements. This estimated expense included in Transaction Compensation expense was calculated using a Black-Scholes model to determine the fair value.

STOCK-BASED COMPENSATION EXPENSE was $321,000 for the three and nine months ended September 31, 2011 and $0 for the three and nine months ended September 31, 2010. Stock-based compensation expense was calculated to reflect the effect of certain stock options granted during the quarter to our Chief Executive Officer. Stock-based compensation expense is calculated using the Black-Scholes model to determine the fair value.

SALES AND MARKETING EXPENSES were $287,000 for the nine months ended September 30, 2011, versus $457,000 for the nine months ended September 30, 2010, a decrease of 37% from the same period in 2010. Sales and marketing expenses were $95,000 and $85,000 for the three months ended September 30, 2011 and 2010, respectively. The decrease in sales and marketing expense for the nine months ended September 30 is primarily due to reduction in marketing activities involving trade shows and general promotion of our products as compared with prior period expenses.

DEPRECIATION during the nine months ended September 30, 2011 was $546,000 compared with $541,000 for the nine months ended September 30, 2010. For the three months ended September 30, 2011 and 2010, depreciation expense was $151,000 and $169,000, respectively.

INTEREST EXPENSE, NET OF INTEREST INCOME for the nine months ended September 30, 2011 increased by 50% to $2,367,000 from $1,577,000 in the nine months ended September 30, 2010.  For the three months ended September 30, 2011 and September 30, 2010 interest expense was $800,000 and $459,000, respectively. This increase in interest expense is due in part to an increase in the Company’s debt from $24,571,000 on September 30, 2010 to $26,301,000 on September 30, 2011.

CURRENCY EXCHANGE INCOME/EXPENSE for the nine months ended September 30, 2011 the Company recognized a currency exchange expense of $512,000 compared to a currency exchange income of $824,000 for the nine months ended September 30, 2010. Currency exchange income or expense is the result of changes in exchange rates on assets or liabilities held by the Company which are denominated in currencies other than the U.S. Dollar. The Company has approximately 18.75 million Euros (repayable in Euros but recorded in US Dollars) in debt principal and accrued interest outstanding as of September 30, 2011.  The gains/losses are mostly unrealized resulting from the fluctuation of the exchange rate between the Euro and U.S. Dollar, and are recorded in the Company’s Consolidated Condensed Statements of Operations and Comprehensive Loss in accordance with FASB ASC 820-20-35.

OTHER – INADEQUATE SHARES OF COMMON STOCK  the Company recognized $1,778,000 and $33,000 for the nine and three months ended September 30, 2011; respectively, in relation to the fair value of the liability for inadequate reserve of common stock, as a result of having issued convertible securities which, if each were converted or exercised in full along with all of the currently outstanding convertible debt and securities of the Company, would cause the Company to issue shares of its common stock in excess of the number of shares authorized to be issued under the Company’s Restated Certificate of Incorporation, as amended.

NET LOSS TO COMMON SHAREHOLDERS was $(12,567,000) or $(0.01) per share for the nine months  ended September 30, 2011 as compared to a net loss of $(5,820,000) or $(0.00) per share for the nine months ended September 30, 2010.  The increase in net loss is mainly due to fluctuation in Currency Exchange expense, Transaction Compensation Expense – Warrants as well as Other expense as described above.

LIQUIDITY AND FINANCIAL CONDITION

GENERAL

On September 30, 2011 and December 31, 2010, cash and cash equivalents were $624,000 and $927,000, respectively. Total liabilities on September 30, 2011 and December 31, 2010 were $35,098,000 and $34,161,000 respectively.  On September 30, 2011, and December 31, 2010, assets included $223,000 and $630,000 in accounts receivable, $1,138,000 and $1,457,000 in inventories, net property and equipment consisting of $5,461,000 and $5,647,000, and prepaid expenses and other current assets consisting of $79,000 and $64,000, respectively. As of September 30, 2011, our working capital deficit was $13,037,000 as compared to $10,811,000 on December 31, 2010, an increase of $2,226,000 mainly attributable to a $1,014,000 decrease in current assets in addition to an increase of $1,676,000 in accrued interest as well as operating losses. As we continue our commercialization efforts to increase sales, decrease raw material prices and refine unit costs of cells, we expect to continue decreasing our operating losses.  Our ability to finance our need for working capital, such as accounts receivables and purchases of components used to assemble batteries from third parties, will be crucial for the Company to increase sales.  The EnerSys JV will eliminate our need to purchase the materials required to manufacture lithium-ion cells as the Company will now purchase these as finished goods from EAS Germany GmbH.

Net cash used in operating activities was $3,302,000 for the nine months ended September 30, 2011 as compared to $2,202,000 in the comparable period for 2010, an increase of $1,100,000.  Capital expenditures were $29,000 during the nine months ended September 30, 2011 compared to $108,000 in the same nine month period of 2010. Cash flow from financing was $3,338,000 in the nine months ended September 30, 2011 compared with $1,434,000 for the same period in 2010.

Our debt and other liabilities as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010

Current debt is summarized as follows:
Loans From Financial Institutions	$32,000	$16,000
Silent Partner loans-TBG	1,719,000	1,688,000
July 2007 10% Convertible Debenture	-	-
June 2008, 9% Convertible Note - current portion	2,855,000	2,452,000
Sub total current debt	4,606,000	4,156,000
Related party debt - current
Promisory note to Archhill	1,698,000	1,603,000
10% Related Party Conv. Deb. Oct 2009 I, net of discount	-	-
10% Related Party Conv. Deb. Oct 2009 II, net of discount	-	-
Total related party debt - current	1,698,000	1,603,000
Related party debt - long term
9% Related Party Conv. Deb. March 2009	1,403,000	1,368,000
10% Related Party Conv. Deb. Oct 2009 I, net of discount	1,758,000	1,714,000
10% Related Party Conv. Deb. Oct 2009 II, net of discount	2,680,000	2,612,000
10% Related Party Conv. Note van Hessen Interest	883,000	883,000
10% Related Party Conv. Deb. Q2 2010	1,258,000	1,226,000
10% Related Party Conv. Deb. Q4 2010	1,224,000	-
10% Related Party Conv. Deb. Q1 2011 FN	371,000	-
Total related party debt - long term	9,577,000	7,803,000
Long term debt
July 2007 10% Convertible Debenture	3,247,000	3,247,000
June 2008, 9% Convertible Note	7,173,000	7,322,000
Sub Total Long term debt	10,420,000	10,569,000
Warrant liability	-	14,000
Total debt	$26,301,000	$24,145,000

As reported in a Current Report on Form 8-K dated and filed with the SEC on April 7, 2011, the Company executed several definitive agreements on March 30, 2011 with Cicco Holding AG (“Cicco”), an affiliate of Frazer-Nash Research Ltd. (“Frazer-Nash”) and then closed on April 1, 2011 the final part of a series of strategic transactions with affiliates of Frazer-Nash (the “FN Strategic Transaction”). The definitive agreements executed in connection with the closing of the FN Strategic Transaction include a Securities Purchase Agreement (the “Purchase Agreement”), a Closing Note (the “Closing Note”), a Closing Warrant (the “Closing Warrant”), an Investor Rights Agreement (the “IR Agreement”) and a Joint Venture and Shareholder’s Agreement through GAIA Holding B.V. (“GAIA”), a subsidiary of the Company (the “FN JV Agreement” and together with the Purchase Agreement, the Closing Note, the Closing Warrant and the IR Agreement, the “FN Strategic Agreements”). Unless otherwise defined herein, all defined terms herein shall have the meaning ascribed to them in the respective FN Strategic Agreements.  The Company also announced in connection with the execution of the FN Strategic Agreements a strategic alliance between the Company and Frazer-Nash, who is also a customer of the Company.

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

Under the terms of the Purchase Agreement, Cicco shall additionally be entitled to receive warrants to purchase an aggregate of up to 4,915,000,000 shares of the Company’s Common Stock in the form attached to the Purchase Agreement (each a “Performance Warrant”) upon the fulfillment of certain conditions specified in the Purchase Agreement including the achievement of certain Performance Targets by the FN Joint Venture Entity (as defined below) or the Company beginning on July 1, 2011 through July 1, 2015. The Performance Warrants issuable to Purchaser shall be for the purchase of the specified amount of shares of Common Stock at the specified exercise prices ranging from $0.24 to $0.06 per share as set forth in schedules to the Purchase Agreement for each Performance Target. For the Performance Warrants issuable for the Warrant Shares on the first three performance Target dates in order to exercise such Performance Warrant, the funding in full of the Commitment Amount of the Notes and the conversion in full of all outstanding Notes must occur. For the Performance Warrants issuable for the Warrant Shares on the second three Performance Target dates in order for each such Performance Warrant to be issued, the funding in full of the Commitment Amount of the Notes and the conversion in full of all outstanding Notes must occur. Each Performance Warrant when issued is fully vested and is exercisable for one (1) year from the date of issuance. The number of shares issuable and the exercise price per share are subject to adjustment for certain Company events set forth in the Warrant. The first Performance Target was set for July 1, 2011. Such Performance Target was not met or substantially performed and therefore the Performance Warrant to purchase 425,000,000 shares of the Company’s Common Stock was not issued to Cicco. The next Performance Target is set for January 1, 2012.

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

The Company, through GAIA Holding, agreed to enter into the FN JV Agreement with Cicco. Pursuant to the terms of the FN JV Agreement, through the joint venture the two entities intend to engage in the business of developing, manufacturing, marketing, selling and distributing battery packs (“Battery Packs”), and complete energy management systems (“CEMS”) for and to the automotive industry and any other industry in which mass volume application of CEMS and/or Battery Packs is possible using and applying the technology of both entities. Pursuant to the terms of the FN JV Agreement, the Company agreed to make an initial investment in the FN Joint Venture Entity of CHF 490,000 ($533,414) and an aggregate investment of CHF 980,000 ($1,066,828) and for such investment, the Company will receive a fifty percent (50%) economic ownership interest and a thirty percent (30%) voting ownership interest. The FN Joint Venture Entity’s Board of Directors shall consist of four (4) members. The Company has the right to appoint two members to the Board of Directors of the FN Joint Venture Entity. The ownership of the FN Joint Venture Entity by the Company is subject to certain prohibitions on share transfers, a right of first refusal, tag-along and drag-along rights as well as a call option in the event of a shareholder breach of the FN JV Agreement.

The FN JV Agreement further provides that the FN Joint Venture Entity shall not declare any dividends to the shareholders during the first full business year after the incorporation thereof, and after the elapse of such full business year, fifty percent (50%) of the accumulated profits of the FN Joint Venture Entity shall be paid out to each of the shareholders and the remaining fifty percent (50%) shall be retained and used as working capital.

Additionally, pursuant to the terms of the FN JV Agreement, the Company has agreed to enter into a License Agreement between the Company, its subsidiaries GAIA GmbH and Dilo (collectively, the “Licensors”), and the FN Joint Venture Entity within thirty (30) days of the FN Closing Date (herein the “FN License Agreement”). The FN License Agreement between the Licensors and the FN Joint Venture Entity provides that the Licensors shall, in return for a royalty payment, license all of their know-how, patents, technology, software and intellectual property rights necessary for the development or manufacturing of battery cells (collectively, the “LTC Technology”), including any improvements thereof, to the FN Joint Venture Entity for its use in developing, manufacturing, selling, marketing, exporting and importing battery cells and Products (as defined in the FN License Agreement) in the Relevant Market. The “Relevant Market” is defined as the automotive industry and any other industry in which mass volume application of CEMS and/or Battery Packs is possible and/or commercially feasible. The FN Joint Venture Entity may sublicense its rights under the FN License Agreement to certain related third parties of the FN Joint Venture Entity and to third parties who have been approved by the Licensors and have entered into a sub-licensing agreement in form and substance similar to the FN License Agreement. For the license of the LTC Technology, the FN Joint Venture Entity shall pay to the Licensors the royalty payments set forth in the FN License Agreement. The term of the FN License Agreement shall be for ten (10) years from the date of execution with additional five (5) year renewal terms upon six (6) months prior notice to the Licensor by the Licensee of its desire to extend the term.

Additionally, in accordance with the terms of the FN License Agreement, the Company agrees to provide to the FN Joint Venture Entity a continuous supply of battery cells subject to mutually agreed commercial terms required in connection with the proposed operations of the FN Joint Venture Entity until such time as the FN Joint Venture Entity is able to provide the supply on its own as well as research and development support as reasonably requested by the FN Joint Venture Entity at no cost to the FN Joint Venture Entity.

The Company had previously sold 83,333,333 shares of its Common Stock, $.01 par value, in October, 2010 to Power Duke Investments, Ltd., another affiliate of Frazer-Nash, as the initial part of the FN Strategic Transaction (the “October Shares”). Such purchase was previously reported in a Current Report on Form 8-K filed with the SEC on October 29, 2010.

As reported by the Company in a Current Report on Form 8-K filed with the SEC on October 3, 2011, on September 27, 2011 the Company executed definitive agreements to form a German joint venture limited liability company (the “EnerSys JV”) with one of its strategic distribution partners, Hawker GmbH, a subsidiary of EnerSys (together with its subsidiaries, “EnerSys”), to produce large format lithium-ion battery cells.  The closing for the transaction was effective October 17, 2011 (the “EnerSys JV Closing Date”), and the EnerSys JV commenced operations and production of the battery cells thereafter.

The EnerSys JV was formed effective as of September 23, 2011 under the name EAS Germany GmbH.  Pursuant to the terms of the Joint Venture Agreement (the “EnerSys JV Agreement”) and the Contribution Agreement between the parties (each an “EnerSys JV Member” and collectively, the “EnerSys JV Members”), EnerSys will contribute cash to the EnerSys JV and the Company will contribute certain assets of the Company’s German subsidiary, GAIA, including all machinery and equipment located at its Nordhausen, Germany facility, which is the Company’s primary production facility, and certain personnel, contracts and liabilities of GAIA.  For its contribution, EnerSys shall receive a sixty percent (60%) interest in the EnerSys JV and the Company, through GAIA, will receive a forty percent (40%) interest for its contribution.

The EnerSys JV Agreement further provides that, except for transfers to an affiliate of an EnerSys JV Member, neither EnerSys JV Member may transfer its ownership interest in the EnerSys JV for a period of five (5) years from the EnerSys JV Closing Date.  After such period, each member may transfer its ownership interest in accordance with the provisions of the EnerSys JV Agreement, which includes a right of first refusal, tag-along rights, drag-along rights and call options.  Provided that there is sufficient cash to fund the future obligations and investments of the EnerSys JV as set forth in the EnerSys JV’s business plan approved by the EnerSys JV members, the EnerSys JV members shall have the right to request that up to fifty percent (50%) of the annual profits of the EnerSys JV be distributed to the EnerSys JV Members in accordance with their respective ownership percentages.

The EnerSys JV shall initially have one managing director, a former EnerSys employee, constituting the Management Board, and EnerSys shall have the right to appoint one additional managing director.  The EnerSys JV shall also have an Advisory Board consisting of three (3) members, two of which shall be appointed by EnerSys and one shall be appointed by GAIA.  The Advisory Board shall discuss strategic and business issues of the EnerSys JV, shall promote cooperation between the EnerSys JV Members and shall be the decision-maker for (i) any matters referred to it by the Management Board pursuant to the rules of procedure of the EnerSys JV and (ii) any major corporate actions, including any capital investments in excess of 100,000 Euros (approximately $135,570), encumbrance of EnerSys JV assets, amendment or termination of any agreements between a member and the EnerSys JV and any mandatory capital contributions to the EnerSys JV.  EnerSys’ right to appointment of the additional managing director is subject to the prior review of such person by the Advisory Board of the EnerSys JV and their approval thereof, which approval shall be granted except for a finding of good cause not to approve such appointment by the Advisory Board.  Certain corporate actions of the EnerSys JV shall require approval of at least seventy-five percent (75%) of the EnerSys JV Members, as specified in the EnerSys JV Agreement.

The EnerSys JV Agreement is not terminable by either party prior to March 31, 2016 and thereafter shall renew automatically for three (3) year periods.  The EnerSys JV Agreement is terminable in any renewal period by an EnerSys JV Member upon one (1) year advance notice to the other EnerSys JV Member.

As part of the transaction, the EnerSys JV, the Company and EnerSys also entered or agreed to enter into intellectual property license agreements, management and administrative services agreement, supply agreements, a real property lease agreement and other ancillary transaction agreements.  Pursuant to the terms of these transaction agreements, the Company, GAIA and/or Dilo Trading AG (“Dilo”) (a) agree to grant the EnerSys JV a ten (10) year non-exclusive, royalty-free license to certain intellectual property related to large format high-power rechargeable lithium-ion battery cell technology for use in the civilian transportation market, which license can be extended for additional ten (10) year terms, (b) agree to grant a subsidiary of EnerSys a ten (10) year exclusive, royalty free license to certain intellectual property related to large format high-power rechargeable lithium-ion battery cell technology for use in all other markets other than the civilian transportation market, including the submarine, defense and industrial markets, which license is sub-licensable to the EnerSys JV and can be extended for additional ten (10) year terms, (c) agree to purchase products manufactured by the EnerSys JV at specified volumes and prices to be distributed to the Company and GAIA’s customers in accordance with their customer orders and/or forecasts of customer demand for a term ending on March 31, 2015, (d) will receive certain research, development and engineering services from the EnerSys JV and transferred employees employed by the EnerSys JV following the EnerSys JV Closing Date on a monthly basis from time to time, and (e) agree to lease the Nordhausen, Germany facility to the EnerSys JV for an initial term of five years, with one option to extend for an additional five year term, for an annual base rental amount of approximately 375,000 Euros (approximately $508,387).

Pursuant to the terms of the aforementioned transaction agreements, EnerSys (x) agreed to purchase products manufactured by the EnerSys JV to be distributed to EnerSys’ customers in accordance with its customer orders and/or forecasts of customer demand for a term ending on March 31, 2015, (y) agreed to provide management and administrative services to the EnerSys JV for the payment of management fees and reimbursement of reasonable expenses, and (z) agreed to make a one-time payment of 1,500,000 Euros (approximately $2,033,550) for the intellectual property licenses on the EnerSys JV Closing Date.

FINANCING TRANSACTIONS

We have financed our operations since inception primarily through equity and debt financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We entered into a number of financing transactions during the fiscal year ended December 31, 2011 including the sale of debt and equity securities as well as the proceeds from the establishment of the joint venture with EnerSys, and are continuing to seek other financing initiatives.

Debt Financing Transactions

In connection with the FN Strategic Transaction described above, the Company entered into amendments of certain of the outstanding convertible debt instruments with the holders of such debt instruments. The amended terms include (i) the extension of the maturity dates for each such debt instrument to June 30, 2013 (the “New Maturity Date”) and (ii) the waiver of any rights regarding acceleration of payment with respect to the previous occurrence of any events of default.

Under the terms of the Purchase Agreement executed with Cicco in connection with the FN Strategic Transaction described above, Cicco agreed to make a loan facility available to the Company in exchange for the issuance of convertible promissory notes (each a “Note”). Cicco agreed to provide advances to the Company (each an “Advance”) up to an aggregate limit of Four Million Six Hundred Twenty-Nine Thousand One Hundred Ninety-Eight U.S. Dollars ($4,629,198) (the “Commitment Amount”). The Company may request an Advance or Cicco may provide the Company with an Advance up to the Commitment Amount through December 31, 2011. Upon the receipt of any Advance, the Company agreed to issue a Note in the principal amount of such Advance. Each Note accrues interest at nine percent (9%) per annum and matures on June 30, 2013 (the “Maturity Date”). The holder of each Note may at its option convert the principal of and accrued interest on the Note into shares of the Company’s Common Stock at $.03 per share (subject to certain adjustments for Company dilutive events set forth in  the Note) at any time prior to the Maturity Date. Each Note also gives the holder the right to accelerate the Note upon the occurrence of an Event of Default as defined in the Note.

Each Note is guaranteed by two of the Company’s subsidiaries, GAIA GmbH and Dilo (each a “Guarantor Subsidiary”), pursuant to a guaranty (each a “Guaranty”). Each Guaranty contains an agreement by each affiliated entity of the Guarantor Subsidiary (each, an “Affiliated Creditor”) which includes the Company, to subordinate any indebtedness owed by Guarantor Subsidiary to each such Affiliated Creditor. Therefore, the Company is also a party as an “Affiliated Creditor” to each Guaranty. Under the terms of the Purchase Agreement, the Company agreed to enter and to cause each Guarantor Subsidiary to enter into the respective Guarantees within thirty (30) days of the FN Closing Date and to cause each Affiliated Creditor to convert such indebtedness to equity. To date, neither Guarantor Subsidiary has issued such Guaranty.

In the fourth quarter of 2010, the majority of debt holders agreed to modifications of their agreements, all of which included extensions of the maturity of the Note until June 30, 2013. The modified Notes are referred to as Replacement Notes. A small number of holders of our June 2008 9% Convertible Note did not  agree to modify their June 2008 9% Convertible Note, and on September 30, 2011 approximately $3,596,000 of our June 2008 9% Convertible Note’s matured.  We are currently attempting to negotiate with the holders of these matured Notes to extend the maturity date or to convert into shares of the Company’s common stock, but no assurance can be made that we will be able to extend or convert any of these Notes.  Holders of the Notes may pursue available remedies.

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

As described above in the section entitled with the subheading “General” under “Liquidity and Financial Condition”, the Company executed definitive agreements on September 27, 2011 to form a German joint venture limited liability company with one of its strategic distribution partners, Hawker GmbH, a subsidiary of EnerSys (together with its subsidiaries, “EnerSys”), to produce large format lithium-ion battery cells.  As part of such transaction, the Company licensed its technology, contributed certain equipment of the Company as well as leased its Nordhausen facility to EnerSys as described above.  Further, certain employees of the Company are being transferred to the EnerSys JV.  As a result of the transaction, the Company believes that it will have lower capital requirements and will be able to focus instead on the sale and distribution of its products to its customers.

Common Stock Financing

No equity securities were sold during the three months ended September 30, 2011 by the Company. For the nine months ended September 30, 2011, the Company sold 125,000,000 shares of its common stock, par value $0.01, to Cicco Holding AG (“Cicco”), an affiliate of Frazer-Nash Research Ltd. (“Frazer-Nash”), which closed on April 1, 2011 for consideration of $3,000,000.

GOING CONCERN MATTERS

Our accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of September 30, 2011, we had an accumulated deficit of approximately $167,489,000. We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties, loans from silent partners and bank borrowings secured by assets. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to meet our working capital needs and to complete our product commercialization process. Such capital is expected to come from the sale of securities and debt financing. In some cases, such capital may come from partnerships and joint ventures.. No assurances can be given that such financing will be available in sufficient amounts or at all. Continuation of our operations in the future is dependent upon obtaining such further financing.  Continuation of our operations in the future is dependent upon obtaining consent from the lenders to extend the respective maturity date of the debentures.  These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In the fourth quarter of 2010, the majority of debt holders agreed to modifications of their agreements, all of which included extensions of the maturity of the Note until June 30, 2013. The modified Notes are referred to as Replacement Notes. A small number of holders of our June 2008 9% Convertible Note did not agree to modify their June 2008 9% Convertible Note, and on September 30, 2011 approximately $3,596,000 of our June 2008 9% Convertible Note’s matured. We are currently attempting to negotiate with the holders of these matured Notes to extend the maturity date or to convert the Note into shares of the Company’s common stock but, no assurance can be made that we will be able to extend or convert any of these Notes. Holders of the Notes may pursue available remedies.

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

The critical accounting estimates and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are those that depend most heavily on these judgments and estimates. As of September 30, 2011, there have been no material changes to any of the critical accounting estimates contained in our 2010 Annual Report on Form 10-K.

RISK FACTORS AFFECTING OUR COMPANY

The rish factors affecting our Company were described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. As a result of the EnerSys JV Transaction, our risk factors have changed. Our Company no longer faces risks associated with having the necessary working capital to purchase the goods used to manufacture Lithium-ion cells. The EnerSys JV may not realize all of its intended benefits. The joint venture may face difficulties integrating our and EnerSys’ respective corporate cultures and business objectives into the new joint venture, we may realize higher than anticipated costs of integration of the joint venture and we may see difficulties in retaining key employees who are necessary to manage the joint venture. We face the additional risk associated with reliance upon our supply chain since our batteries are now being produced by an entity over which we do not have 100% control. For any of these reasons, or as a result of other factors, we may not realize the anticipated benefits of the joint venture, and cash flow or profits derived from our ownership interest in the joint venture may be less than the cash flow or profits that could have been derived had we retained the transferred business and continued to operate the business ourselves.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, management believes that, as of September 30, 2011, our internal control over financial reporting was not effective due to the following:

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company did not sell any unregistered securities during the third quarter ended September 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In connection with the FN Strategic Transaction described above, the Company was required to file an Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s Common Stock. The increase in the number of authorized shares of Common Stock (the “Amendment”) is needed in order for the Company to have adequate reserves of Common Stock available for issuance upon exercise of any of the Warrants issued to Cicco, conversion of any of the Notes issued to Cicco, and conversion and/or exercise of previously issued notes, debentures, options and warrants.

The Company's previous Restated Certificate of Incorporation, as amended, authorized the issuance of a total of 3,100,000,000 shares, consisting of 3,000,000,000 shares of Common Stock, par value $0.01 per share, and 100,000,000 shares of Preferred Stock, par value $0.01 per share.  The Amendment increased the total number of authorized shares to 4,500,000,000 and in particular increased the number of authorized shares of Common Stock to 4,400,000,000.  The Board of Directors adopted a resolution approving the Amendment, subject to stockholder approval.  Written consents from a majority of the Company’s stockholders were received as of July 7, 2011 approving the Amendment. The Company filed a Definitive 14C Information Statement describing the Amendment and the terms thereof with the SEC and mailed such filed Information Statement to each of its shareholders after July 26, 2011. The Amendment became effective twenty (20) days from the date of the mailing.

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

Executive Resignation, Appointment and Compensation

As reported by the Company in a Current Report on Form 8-K dated September 30, 2011, Theo Kremers resigned from his position as the Company’s Chief Executive Officer (“CEO”) effective September 30, 2011 and Martin Koster was appointed the new CEO of the Company effective October 1, 2011.  Mr. Koster had joined the management team of the Company as its President and Chief Operating Officer in April, 2011.

For his services, the Company has agreed to pay Mr. Koster an increase annual base salary of ₤210,000 ($328,131) per year for a period of two (2) years.  Additionally, the Company agreed to issue to Mr. KosterKoster options to purchase an aggregate of Fifty Million (50,000,000) shares of the Company’s common stock, $.01 par value, which options are exercisable for a period of thirty-six months from the date of issuance, vest and are exercisable as described below, and are on such additional terms as shall be set forth in a definitive option agreement to be entered into between the Company and Mr. KosterKoster.   Of such options, Twenty-Five Million shares shall vest immediately at an exercise price of $.024 per share, Ten Million shares shall vest within six (6) months of the issuance date at an exercise price of $.030 per share, Ten Million shares shall vest within one (1) year of the issuance date at an exercise price $.05 per share and Five Million shares shall vest within two (2) years of the issuance date at an exercise price of $.150 per share.  Mr. Koster shall be eligible to receive additional equity options as part of his annual compensation based upon future individual and Company performance.

ITEM 6.	EXHIBITS

The following Exhibits are filed as part of this Report or incorporated herein by reference:

4.11	Form of Amended and Restated Convertible Promissory Note. (1)

4.12	Form of Amended and Restated Convertible Promissory Note replacing the original June 2008 Convertible Notes. (2)

4.13	Form of Amended and Restated Convertible Promissory Note replacing the original March 2009 Convertible Debentures. (2)

4.14
Form of Amended and Restated Convertible Promissory Note replacing the original October 2009 I Convertible Debentures and October 2009 II Convertible Debentures with Stitching Gemeenschappelijk Bezit LTC. (2)

4.15	Form of Amended and Restated Convertible Promissory Note replacing the original January 2010 Convertible Note with Arch Hill Capital. (2)

4.16	Form of Amended and Restated Convertible Promissory Note replacing the original replacement Q2 2010 Convertible Debentures with Stitching Gemeenschappelijk Bezit LTC. (2)

10.30	Securities Purchase Agreement dated March 30, 2011 by and between Lithium Technology Corporation and Cicco Holding AG. (1)

10.31	Joint Venture and Shareholder’s Agreement dated March 30, 2011 by and between GAIA Holding B.V. and Cicco Holding AG. (1)

10.32	Letter Agreement effective as of February 14, 2011 by and between Lithium Technology Corporation and OUIDA Management Consultancy BV. (1)

10.33	Letter Agreement dated as of March 28, 2011 by and between Lithium Technology Corporation and FMSUD Consultancy B.V. (1)

10.34	Letter Agreement dated as of April 1, 2011 by and between Lithium Technology Corporation and FMSUD Consultancy B.V. (1)

10.35	Letter Agreement dated as of March 28, 2011 by and between Lithium Technology Corporation and Dr. Christian van den Berg. (1)

10.36	Form of Indemnification Agreement. (1)

10.37	Shareholder’s Agreement dated March 30, 2011 by and between Arch Hill Capital, B.V., Stichting Gemeenschappelijk Bezit LTC and Cicco Holding AG. (2)

10.38	Letter Agreement dated April 12, 2011 from Arch Hill Capital B.V. terminating the Governance Agreement. (2)

10.39	Letter Agreement dated January 3, 2011 by and between Lithium Technology Corporation and Arch Hill Capital N.V. (3)

10.40	Letter Agreement dated January 13, 2011 by and between Lithium Technology Corporation and Fidessa Asset Management S.A. (3)

10.41	Lease Agreement between Lithium Technology Corporation and W&J Enterprises, LLC dated as of October 29, 2010. (2)

10.42	Addendum to Agreement of Payment between GAIA Akkumulatorenwerke GmbH and TBG Technologie-Beteilingungs-Gesellschaft mbH dated as of November 17, 2010. (2)

10.43	Agreement between Lithium Technology Corporation and Arch Hill Capital dated as of November 12, 2010. (2)

10.44	Letter Agreement dated November 8, 2011 between Gaia Akkumulatorenwerke GmbH and Thüringer Aufbaubank.+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.+

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________

+	Exhibit filed herewith in this Report.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated and filed with the United States Securities and Exchange Commission on April 7, 2011.

(2)
Incorporated by reference to the Company’s Amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the United States Securities and Exchange Commission on December 19, 2011.

(3)	Incorporated by reference to Arch Hill Capital’s Schedule 13D, Amendment No. 17, dated and filed with the United States Securities and Exchange Commission on May 4, 2011.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011 filed with the United States Securities and Exchange Commission on May 19, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM TECHNOLOGY CORPORATION

Date: December 29, 2011	BY:	/s/ Martin Koster
Martin Koster
Chief Executive Officer
(Principal Executive Officer)

LITHIUM TECHNOLOGY CORPORATION

Date: December 29, 2011	BY:	/s/ Timothy J. Ryder
Timothy J. Ryder
Chief Financial Officer
(Principal Financial and Accounting Officer)